Form 10QSB
period 1995-06-30
DOCUCON INCORPORATED
filed 1995-08-10
CIK 843006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1995

                                       OR

   [ ]       Transition Report Under Section 13 or 15(d) of the Exchange Act

             For the Transition Period From __________ to __________

                         Commission File Number 1-10185

                              DOCUCON, INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                     Delaware                              74-2418590
          (State or other jurisdiction of                (IRS Employer
          incorporation or organization)              Identification No.)

                               7461 Callaghan Road
                            San Antonio, Texas 78229
                    (Address of principal executive offices)

                                 (210) 593-0183
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

         State the number of shares outstanding of each of the issuer's classes
of common equity as of August 4, 1995.    11,711,394

                              DOCUCON, INCORPORATED

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION
-------      ---------------------
Item 1:      Balance Sheets - June 30, 1995, and December 31, 1994 ........    3

             Statements of Operations - For the Three Months
                and Six Months Ended June 30, 1995 and 1994 ...............    5

             Statements of Cash Flows - For the Six Months
                Ended June 30, 1995 and 1994 ..............................    6

             Notes to Financial Statements ................................    8

Item 2:      Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................   11

PART II.     OTHER INFORMATION
--------     -----------------
Items 1-6:   Other Information ............................................   13

SIGNATURES   ..............................................................   14
----------

                         PART I - FINANCIAL INFORMATION

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS
                                                          June 30,
                                                           1995     December 31,
                        ASSETS                          (Unaudited)     1994
                                                         ----------  -----------
CURRENT ASSETS:
   Cash and temporary cash investments ...............   $    2,094   $  376,798
   Accounts receivable - trade, net of allowance
     for doubtful accounts of $26,127 and $28,093,
     respectively --
       U.S. Government ...............................      446,019      119,249
       Commercial ....................................    1,554,386    1,347,075
Unbilled revenues ....................................      714,107      156,305
Other receivables ....................................        3,782        3,830
Prepaid expenses .....................................      143,617      169,543
                                                         ----------   ----------
                  Total current assets ...............    2,864,005    2,172,800
                                                         ----------   ----------
PROPERTY AND EQUIPMENT ...............................    6,422,961    6,034,459
  Less- Accumulated depreciation .....................    3,772,870    3,286,816
                                                         ----------   ----------
                  Net property and equipment .........    2,650,091    2,747,643
                                                         ----------   ----------
SOFTWARE DEVELOPMENT COSTS ...........................      243,490      280,901
                                                         ----------   ----------
GOODWILL .............................................      348,129      357,433
                                                         ----------   ----------
                  Total assets .......................   $6,105,715   $5,558,777
                                                         ==========   ==========

                       See Notes to Financial Statements.

                         PART I - FINANCIAL INFORMATION

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                    June 30,
                                                      1995          December 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY         (Unaudited)         1994
                                                   -----------      -----------
CURRENT LIABILITIES:
  Accounts payable ...........................     $ 1,510,761      $   755,305
  Accrued liabilities ........................         645,930          597,148
  Line of credit .............................         350,000             --
  Note payable ...............................            --             10,560
  Current maturities of capital
    lease obligations ........................          12,419           20,930
  Deferred revenues ..........................         192,725           91,018
                                                   -----------      -----------
                  Total current liabilities ..       2,711,835        1,474,961
                                                   -----------      -----------
LONG-TERM DEBT ...............................       1,500,000        1,500,000
                                                   -----------      -----------
CAPITAL LEASE OBLIGATIONS, less
  current maturities .........................            --              3,094
                                                   -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock, $1.00 par value,
     10,000,000 shares authorized-
      Series A, 60 shares authorized; 22
        and 23 shares outstanding as of
        June 30, 1995, and December 31,
        1994, respectively ...................              22               23
      Common stock, $.01 par value,
        25,000,000 shares authorized;
        11,678,061 and 11,544,280 shares
        issued and outstanding as of June
        30, 1995, and December 31, 1994,
        respectively .........................         116,781          115,442
      Additional paid-in capital .............       9,475,439        9,456,677
      Accumulated deficit ....................      (7,698,362)      (6,991,420)
                                                   -----------      -----------
                  Total stockholders' equity .       1,893,880        2,580,722
                                                   -----------      -----------
                  Total liabilities and
                    stockholders' equity .....     $ 6,105,715      $ 5,558,777
                                                   ===========      ===========

   See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 Three Months                               Six Months
                                                                 Ended June 30                             Ended June 30
                                                     ----------------------------------          ----------------------------------
                                                         1995                  1994                  1995                  1994
                                                     ------------          ------------          ------------          ------------
OPERATING REVENUES .........................         $  3,267,566          $  2,274,443          $  5,886,507          $  4,269,675
                                                     ------------          ------------          ------------          ------------
COSTS AND EXPENSES:
   Production ..............................            2,228,911             1,528,497             3,904,657             2,750,330
Research and development ...................              171,067               191,765               343,109               264,836
General and administrative .................              220,078               212,339               466,620               462,568
Marketing ..................................              641,928               406,849             1,289,402               739,159
Depreciation and amortization ..............              252,633               301,401               532,952               561,492
                                                     ------------          ------------          ------------          ------------
                                                        3,514,617             2,640,851             6,536,740             4,778,385
                                                     ------------          ------------          ------------          ------------
OPERATING LOSS .............................             (247,051)             (366,408)             (650,233)             (508,710)

OTHER INCOME (EXPENSE):
   Interest expense ........................              (37,403)              (39,391)              (69,834)              (72,404)
Other, net .................................               11,578                 2,125                13,125                17,334
                                                     ------------          ------------          ------------          ------------
LOSS BEFORE INCOME TAXES ...................             (272,876)             (403,674)             (706,942)             (563,780)

INCOME TAX EXPENSE .........................                 --                    --                    --                    --

NET LOSS ...................................             (272,876)             (403,674)             (706,942)             (563,780)

PREFERRED STOCK DIVIDEND
  REQUIREMENTS .............................               15,408                15,813                31,221                31,544
                                                     ------------          ------------          ------------          ------------
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS ......................         $   (288,284)         $   (419,487)         $   (738,163)         $   (595,324)
                                                     ============          ============          ============          ============
PRIMARY LOSS PER COMMON
  SHARE AND COMMON SHARE
  EQUIVALENTS ..............................         $       (.02)         $       (.04)         $       (.06)         $       (.05)
                                                     ============          ============          ============          ============
WEIGHTED AVERAGE COMMON
  SHARES AND COMMON SHARE
  EQUIVALENTS ..............................           11,651,838            11,544,280            11,632,474            11,613,476
                                                     ============          ============          ============          ============

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                               Six Months
                                                                                                               Ended June
                                                                                                   --------------------------------
                                                                                                      1995                  1994
                                                                                                   -----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................................................           $  (706,942)           $(563,780)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities-
       Depreciation and amortization ...................................................               532,952              561,492
Changes in current assets and current liabilities-
         (Increase) decrease in receivables ............................................            (1,091,835)             303,380
Decrease in prepaid expenses ...........................................................                25,926               61,274
Increase (decrease) in accounts payable and accrued liabilities ........................               804,238              (72,460)
Increase (decrease) in deferred revenues ...............................................               101,707              (15,131)
                 Net cash provided by (used in) operating activities ...................              (333,954)             274,775
                                                                                                   -----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................................              (388,684)            (222,624)
                                                                                                   -----------            ---------
                 Net cash used in investing activities .................................              (388,684)            (222,624)
                                                                                                   -----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances under line of credit .......................................................               350,000                 --
Principal payments under capital lease obligations .....................................               (11,605)             (10,365)
Net proceeds from exercise of stock options ............................................                20,099                 --
Principal payments on notes payable ....................................................               (10,560)            (248,654)
                                                                                                   -----------            ---------
                 Net cash provided by (used in) financing activities ...................               347,934             (259,019)
                                                                                                   -----------            ---------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ....................................              (374,704)            (206,868)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period ...............................               376,798              633,141
                                                                                                   -----------            ---------
CASH AND TEMPORARY CASH INVESTMENTS, end of period .....................................           $     2,094            $ 426,273
                                                                                                   ===========            =========

                              DOCUCON, INCORPORATED

                                   (Unaudited)
                                                              Six Months
                                                             Ended June 30
                                                         -----------------------
                                                          1995            1994
                                                         -------         -------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
   Cash paid during the period for-
     Interest ..................................         $39,751         $72,027
     Income taxes ..............................            --            21,495
                                                         -------         -------
                                                         $39,751         $93,522
                                                         =======         =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Inconnection with an acquisition discussed in Note 6, during the first quarter of 1994, the Company acquired approximately $1,015,000 in assets, assumed approximately $1,179,000 in liabilities and recorded approximately $372,000 in goodwill.

DISCLOSURE OF ACCOUNTING POLICY:
   The Company considers funds invested in highly liquid investments having a maturity of 90 days or less to be temporary cash investments.

                       See Notes to Financial Statements.

                                      -7-
                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
NOTE 1

The financial statements included herein have been prepared by Docucon, Incorporated (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

Since its inception, the Company has incurred losses of approximately $7.7 million which have been funded primarily through a public offering, issuances of preferred stock, the exercise of warrants and debt financing. Unless results of operations improve over those experienced thus far in 1995, the Company will be unable to ensure its continuing operations independent of additional capital infusions.

The Company has implemented its plan to improve its operating results. The actions taken include expansion of the Company's customer base, improvements in operating efficiencies, cost cutting measures and exploring the potential of forming strategic marketing partnerships with one or more firms that provide products and services to the legal community. The Company believes that it is likely that its operating results during the balance of 1995 will generate sufficient working capital to sustain its operations throughout the year. See "Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 2

Organization and description
   of the Company-

Docucon, Incorporated, was incorporated in June 1986 to engage in the business of providing technical services to its customers for the conversion of paper and microform documents to computer-accessible media. Paper or microform documents are scanned by sophisticated computer equipment and stored and indexed on optical disks or magnetic media.

NOTE 3

Summary of significant accounting policies-

Property and equipment-

Property and equipment are recorded at original cost or the present value of the capital lease payments for assets under capital lease arrangements. Maintenance and repairs are charged to expense as incurred and betterments which increase the value or extend the useful life of the property are capitalized. Gains or losses on sales or other dispositions of property and equipment are credited or charged to income.
                                      -8-

Depreciation is provided using the straight-line method over the lesser of the capital lease term or estimated useful lives of the related assets. The Company's fixed assets are currently depreciated over periods ranging from two to five years beginning in the month the property is placed in service. The Company's building is being depreciated over 40 years.

Revenue recognition-

Revenues from conversion service contracts are recognized at the time services are provided and are based upon the number of documents converted and the conversion rates established in the contracts.

Revenues from software licensing fees are recognized upon delivery of the software. Revenues from maintenance and telephone support contracts are recognized ratably over the term of the contract, typically one year.

Software development costs-

The Company capitalizes software development costs and amortizes those costs over the estimated useful life of the software. The Company incurred approximately $417,000 related to the development of an advanced software (WIN.LAW), which was to be used to supplement the Company's litigation support services.

During 1994, the Company wrote off the unamortized cost of WIN.LAW when it became apparent that the carrying value would not be realized. Additionally, included in deferred charges and other assets is $250,000 for advanced litigation support software (Litigator's Notebook(TM)) which was acquired during March 1994. These costs are being amortized over a five-year period.

Goodwill-

In connection with the acquisition discussed in Note 6 below, the Company recognized goodwill of approximately $372,000. This goodwill is being amortized on a straight-line basis over 20 years.

NOTE 4

Common stock and preferred stock-

Each share of the Company's Preferred Stock ($25,000 stated value) is convertible into 33,333 shares of Common Stock and earns cash dividends of 11 percent per annum. As of June 30, 1995, cumulative undeclared dividends on the Preferred Stock approximated $342,000. As these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. During both the first half of 1994 and the first half of 1995, one share of Preferred Stock was converted into Common Stock.

Stock options-

During the first quarter of 1995, the Company reduced the exercise price of all outstanding options granted under the 1988 Stock Option Plan and the 1991 Director Non-Statutory Stock Option Plan to $.5625 per share. As of December 31, 1994, options to purchase 1,192,450 shares of Common Stock were outstanding under these two plans.
                                      -9-
NOTE 5

Long-term debt-

In December 1992, permanent financing for the Company's office building was obtained from a venture capital company. In connection with such financing, the Company issued a four-year, 8 percent promissory note in the principal amount of $1,500,000 secured by the building, paid a loan origination fee of $60,000 and issued 900,000 warrants to purchase an equivalent number of shares of Common Stock at an exercise price of $2.00 per share. As the exercise price exceeded the current market price and the financing terms of the debt were at market, no value was recorded for the warrants issued. The principal balance matures December 15, 1996, and interest is due quarterly.

NOTE 6

J. Feuerstein Systems, Inc.-

In March 1994, the Company acquired substantially all of the assets of J. Feuerstein Systems, Inc. (JFS), for $200,000 and the assumption of selected liabilities. JFS provides consulting and support services and software products to the legal profession. The acquisition resulted in the Company's recording goodwill of approximately $372,000 and assets and liabilities of approximately $1,015,000 and $1,179,000, respectively.

                                      -10-

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter and six months ended June 30, 1995, resulted in a net loss applicable to common stockholders of $288,284 and $738,163 compared to a net loss of $419,487 and $595,324 for the comparable periods in 1994. The Company's future success depends on its ability to generate new business within the framework of its existing business lines.

Revenues increased $993,000, or 44 percent, and $1,617,000, or 38 percent, for the quarter and six months ended June 30, 1995, as compared to the same periods in 1994. Revenues earned under DOD contracts increased slightly in the second quarter of 1995 as compared to the 1994 quarter but were 25 percent lower in the first six months of 1995 than in the first six months of 1994. The Company began work late in the first quarter of 1995 on new 1995 DOD contract awards. Revenues earned from non-DOD, commercial and litigation support service contracts increased in 1995 for the three- and six-month periods by $500,000 and $1,500,000, respectively, as compared to the 1994 periods. Additionally, revenues earned from sales of the Company's software products, JFS Litigator's Notebook(TM) and the related product lines contributed to the increase in total revenues.

Production costs increased 46 percent and 42 percent for the second quarter and first six months of 1995 as compared to the same periods in 1994. Although the increase was commensurate with the increase in revenues, higher margin software sales offset abnormally high production costs in the litigation support area.

Research and development costs decreased 11 percent for the second quarter compared to the same period in 1994 but increased 30 percent for the first six months in 1995 as compared to the first six months in 1994. Resources normally devoted to research and development were used to improve existing production systems during the second quarter of 1995, resulting in the decrease in costs for that period. The Company continued to devote resources to the expansion of the capabilities of its JFS Litigator's Notebook(TM) and related software products, as well as development and enhancement of its document conversion capabilities.

Marketing expenses increased 58 percent and 74 percent during the second quarter and first six months of 1995 as compared to the same periods in 1994. The Company built national marketing teams in the latter part of 1994 to support new and aggressive marketing efforts for litigation support services and its line of software products.

Depreciation and amortization expenses decreased 16 percent and 5 percent for the second quarter and first six months of 1995 as compared to the same periods in 1994. The Company continues to add and replace capital equipment as necessary, and the decrease in depreciation and amortization charges is due to a previous large addition of equipment that is now fully depreciated.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been supplemented through bank borrowings, capital contributions, borrowings from affiliated and unaffiliated lenders, capital lease agreements, an initial public offering of the Company's Common Stock in 1989, the conversion of warrants into Common Stock and preferred stock placements.
                                      -11-

The Company was awarded a $12.3 million contract by the Department of Defense in 1991 which was subsequently increased by $1.5 million. Although the Company was not the successful bidder on a new contract similar to the 1991 contract, the new contract has been terminated at the convenience of the government. The Company has received additional awards totaling $3 million as extensions to the 1991 contract to provide additional backfile conversion services. The Company is optimistic that it will receive additional awards for conversion services from the DOD in the future.

The Company continues to perform conversion services under various contracts and service orders with commercial corporations, corporate legal departments and law firms. A major contract for litigation support services has been reduced substantially in scope which has resulted in a substantial reduction to the size of the Company's litigation support service backlog.

With the addition of J. Feuerstein Systems (JFS) in 1994, the Company has made a significant investment in the marketing and development areas of its litigation support products and services. To date, these investments have resulted in substantially increased revenues in both the services and product areas but has not yet resulted in profitability. Disappointing margins in the litigation support area have resulted in the Company's decision to limit its efforts in this area to users of its software product. During the latter part of the second quarter, the Company consolidated and streamlined its litigation support marketing efforts with the software product marketing efforts, which will reduce future selling expenses. Management of litigation support conversion services has been placed under the direction of the government and commercial backfile conversion division, which has historically operated on a profitable basis.

The Company has an 8 percent promissory note due December 1996 in the principal amount of $1,500,000. This note is secured by the Company's office building. In connection with the purchase of the Company's office building in 1992, the Company issued 900,000 warrants to purchase an equivalent number of shares of Common Stock at an exercise price of $2.00 per share. The Company now occupies approximately five sixths of the building; the remaining space is currently leased to outside tenants. The Company believes that the building will fulfill its needs for the foreseeable future.

Accounts receivable and unbilled revenues increased approximately $1,092,000 from December 31, 1994, to June 30, 1995. The Company has increased collection efforts as cash balances are minimal. Accounts payable and accrued expenses increased approximately $804,000 from December 31, 1994, to June 30, 1995. This increase is a result of increased sales volume and tightened cash management to include coordination of payments with the collection of accounts receivable.

The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations in 1995, with occasional borrowings from its bank line of credit. While the Company is in technical default of the line-of-credit covenants, it has borrowed $400,000 through July of 1995 to fund short-term cash needs. These funds are expected to be adequate for the Company's needs for at least the next 12 months. The Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth. The Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Shareholders was held on May 16, 1995.

         (b) The following directors were elected to serve until the next Annual Meeting of Shareholders, and until their successors are elected and qualified:

                    Ralph Brown                        Edward P. Gistaro
                    Allan H. Hobgood                   Al Ireton
                    Philip Romano                      Chauncey Schmidt

         (c)  None.

         (d)  None.

Item 5.  Other Matters - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 11 - Computation of Earnings Per Share

         (b)  Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DOCUCON, INCORPORATED
                                            (Registrant)

                                            By /s/ Edward P. Gistaro,
                                                   Chief Executive Officer and
                                                   Principal Financial Officer

                                            By /s/ Lori Turner,
                                                   Controller and Treasurer

Dated:
                                      -14-