Form 10QSB
period 1995-09-30
DOCUCON INCORPORATED
filed 1995-11-14
CIK 843006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
                     [X]   Quarterly Report Under Section 13 or 15(d)
                              of the Securities Exchange Act of 1934

         For the Quarterly Period Ended SEPTEMBER 30, 1995

                                       OR

                     [  ]  Transition Report Under Section 13 or 15(d)
                              of the Exchange Act

                           For the Transition Period From to

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity as of November 9, 1995. 11,771,228

                 DOCUCON, INCORPORATED


                          INDEX
                                                                           PAGE

PART I.       FINANCIAL INFORMATION

   Item 1:    Balance Sheets - September 30, 1995, and December 31, 1994     3

              Statements of Operations - For the Three Months and
              Nine Months Ended September 30, 1995 and 1994                  5

              Statements of Cash Flows - For the Nine Months Ended
                 September 30, 1995 and 1994                                 6

              Notes to Financial Statements                                  8

   Item 2:    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     11


   PART II.   OTHER INFORMATION

   Items 1-6: Other Information                                             14

   SIGNATURES                                                               15

                         PART I - FINANCIAL INFORMATION

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                                                                      September 30,
                                                                                                         1995          December 31,
                                       ASSETS                                                         (UNAUDITED)          1994
                                                                                                     -------------     ------------

CURRENT ASSETS:
   Cash and temporary cash investments .....................................................          $  111,273          $  376,798
   Accounts receivable - trade, net of allowance for doubtful accounts of
     $4,802 and $28,093, respectively-
       U.S. Government .....................................................................              70,454             119,249
       Commercial ..........................................................................           1,295,711           1,347,075
   Unbilled revenues .......................................................................           1,017,620             156,305
   Other receivables .......................................................................               1,024               3,830
   Prepaid expenses ........................................................................             131,415             169,543
                                                                                                      ----------          ----------

                    Total current assets ...................................................           2,627,497           2,172,800
                                                                                                      ----------          ----------

PROPERTY AND EQUIPMENT .....................................................................           6,494,161           6,034,459
   Less- Accumulated depreciation ..........................................................           3,987,552           3,286,816
                                                                                                                          ----------

                    Net property and equipment .............................................           2,506,609           2,747,643
                                                                                                                          ----------

SOFTWARE DEVELOPMENT COSTS, net ............................................................             325,336             280,901
                                                                                                      ----------          ----------

GOODWILL, net ..............................................................................             343,476             357,433
                                                                                                                          ----------

                    Total assets ...........................................................          $5,802,918          $5,558,777
                                                                                                      ==========          ==========

                       See Notes to Financial Statements.

                         PART I - FINANCIAL INFORMATION

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                                                                    September 30,
                                                                                                       1995            December 31,
                        LIABILITIES AND STOCKHOLDERS' EQUITY                                        (UNAUDITED)            1994
                                                                                                    ------------       ------------
CURRENT LIABILITIES:
   Accounts payable ..........................................................................       $ 1,129,905        $   755,305
   Accrued liabilities .......................................................................           712,257            597,148
   Line of credit ............................................................................           400,000               --
   Note payable ..............................................................................              --               10,560
   Current maturities of capital lease obligations ...........................................             7,787             20,930
   Deferred revenues .........................................................................           341,363             91,018
                                                                                                     -----------        -----------

                    Total current liabilities ................................................         2,591,312          1,474,961
                                                                                                     -----------        -----------

LONG-TERM DEBT ...............................................................................         1,500,000          1,500,000
                                                                                                     -----------        -----------

CAPITAL LEASE OBLIGATIONS, less current maturities ...........................................              --                3,094
                                                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 10,000,000 shares authorized- Series A, 60 shares authorized; 21 and 23 shares outstanding as of
       September 30, 1995, and December 31, 1994, respectively ...............................                21                 23
   Common stock, $.01 par value, 25,000,000 shares authorized;
     11,771,228 and 11,544,280 shares issued and outstanding as of
     September 30, 1995, and December 31, 1994, respectively .................................           117,712            115,442
   Additional paid-in capital ................................................................         9,474,508          9,456,677
   Accumulated deficit .......................................................................        (7,880,635)        (6,991,420)
                                                                                                     -----------        -----------

                    Total stockholders' equity ...............................................         1,711,606          2,580,722
                                                                                                     -----------        -----------

                    Total liabilities and stockholders' equity ...............................       $ 5,802,918        $ 5,558,777
                                                                                                     ===========        ===========

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                     Three Months                          Nine Months
                                                                  Ended September 30                    Ended September 30
                                                          ----------------------------------       -------------------------------
                                                              1995                  1994               1995               1994
                                                          -------------        -------------       -------------     -------------

OPERATING REVENUES .................................       $  2,304,773        $  2,230,335        $  8,191,280        $  6,500,010
                                                           ------------        ------------        ------------        ------------

COSTS AND EXPENSES:
   Production ......................................          1,400,589           1,470,127           5,305,246           4,220,457
   Research and development ........................             41,809             200,996             384,918             465,832
   General and administrative ......................            290,986             223,291             757,606             685,859
   Marketing .......................................            474,613             352,705           1,764,015           1,091,864
   Depreciation and amortization ...................            240,728             302,919             773,680             864,411
   Writedown of other assets .......................               --               145,942                --               145,942
                                                           ------------        ------------        ------------        ------------

                                                              2,448,725           2,695,980           8,985,465           7,474,365
                                                           ------------        ------------        ------------        ------------

OPERATING LOSS .....................................           (143,952)           (465,645)           (794,185)           (974,355)

OTHER INCOME (EXPENSE):
   Interest expense ................................            (40,728)            (35,783)           (110,562)           (108,187)
   Other, net ......................................              2,407               4,665              15,532              21,999
                                                           ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAXES ...........................           (182,273)           (496,763)           (889,215)         (1,060,543)

INCOME TAX EXPENSE .................................               --                  --                  --                  --

NET LOSS ...........................................           (182,273)           (496,763)           (889,215)         (1,060,543)

PREFERRED STOCK DIVIDEND REQUIREMENTS ..............             14,675              15,813              45,896              47,357
                                                           ------------        ------------        ------------        ------------

NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS ....................................       $   (196,948)       $   (512,576)       $   (935,111)       $ (1,107,900)
                                                           ============        ============        ============        ============

PRIMARY LOSS PER COMMON SHARE AND
   COMMON SHARE EQUIVALENTS ........................       $       (.02)       $       (.04)       $       (.08)       $       (.10)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS ........................         11,722,583          11,544,280          11,662,841          11,553,202
                                                           ============        ============        ============        ============

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                            Nine Months
                                                                                                         Ended September 30
                                                                                                    -------------------------------
                                                                                                        1995                1994
                                                                                                    -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................................................        $ (889,215)         $(1,060,543)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities-
       Depreciation and amortization .......................................................           773,680              864,411
       Writedown of other assets ...........................................................              --                145,942
       Changes in current assets and current liabilities-
         (Increase) decrease in receivables and unbilled revenues ..........................          (758,350)             652,591
         (Increase) decrease in prepaid expenses ...........................................            38,128               69,716
         Increase (decrease) in accounts payable and accrued liabilities ...................           489,709             (423,111)
         Increase (decrease) in deferred revenues ..........................................           250,345                7,233
                                                                                                    ----------          -----------

                 Net cash provided by (used in) operating activities .......................           (95,703)             256,239
                                                                                                    ----------          -----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures ................................................................          (462,567)            (318,929)
       Capitalized software development costs ..............................................          (100,557)                --

                 Net cash used in investing activities .....................................          (563,124)            (318,929)
                                                                                                    ----------          -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances under line of credit .......................................................           400,000                 --
       Principal payments under capital lease obligations ..................................           (16,237)             (15,259)
       Net proceeds from exercise of stock options .........................................            20,099                 --
       Principal payments on notes payable .................................................           (10,560)            (424,684)
       Stock registration costs ............................................................              --                 (7,850)
                                                                                                    ----------          -----------

                 Net cash provided by (used in) financing activities .......................           393,302             (447,793)
                                                                                                    ----------          -----------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ........................................          (265,525)            (510,483)
                                                                                                    ----------          -----------

   CASH AND TEMPORARY CASH INVESTMENTS, beginning of period ................................           376,798              633,141
                                                                                                    ----------          -----------

   CASH AND TEMPORARY CASH INVESTMENTS, end of period ......................................        $  111,273          $   122,658
                                                                                                    ==========          ===========

                              DOCUCON, INCORPORATED

                                   (Unaudited)

                                                               Nine Months
                                                           Ended September 30
                                                   -----------------------------
                                                       1995             1994
                                                   -------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                      $      80,156    $    108,929
     Income taxes                                         -               22,447
                                                   -------------    ------------

                                                   $      80,156    $    131,376
                                                   =============    ============

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

Since its inception, the Company has incurred losses of approximately $7.9 million which have been funded primarily through a public offering, issuances of preferred stock, the exercise of warrants and debt financing. Unless results of operations improve over those experienced thus far in 1995, the Company will be unable to ensure its continuing operations independent of additional capital infusions.

The Company has taken actions including the expansion of its customer base, improvements in operating efficiencies, cost cutting measures and exploring the potential of forming strategic marketing partnerships with one or more firms that provide products and services to the legal community. The Company believes that it is likely that its operating results during the balance of 1995 will generate sufficient working capital to sustain its operations throughout the year. See "Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                              DOCUCON, INCORPORATED

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

Software development costs-

The Company capitalizes software development costs and amortizes those costs over the estimated useful life of the software. The Company incurred approximately $417,000 related to the development of software
(WIN.LAW), which was to be used to supplement the Company's litigation support services. During 1994, the Company wrote off the unamortized cost of WIN.LAW when it became apparent that the carrying value would not be realized.

Included in software development costs is $250,000 for advanced litigation support software (Litigator's Notebook(TM)) which was acquired during March 1994. Also included in software development costs is approximately $101,000 of costs which were incurred during 1995 to develop software which will support and complement Litigator's Notebook(TM). These costs are being amortized over a five-year period.

Goodwill-

In connection with the acquisition discussed in Note 6 below, the Company recognized goodwill of approximately $372,000. This goodwill is being amortized on a straight-line basis over 20 years.

NOTE 4

Common stock and preferred stock-

Each share of the Company's Preferred Stock ($25,000 stated value) is convertible into 33,333 shares of Common Stock and earns cash dividends of 11 percent per annum. As of September 30, 1995, cumulative undeclared dividends on the Preferred Stock approximated $303,000. As these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. During the first nine months of 1994 and 1995, one share and two shares of Preferred Stock were converted into Common Stock, respectively.

Stock options-

During the first quarter of 1995, the Company reduced the exercise price of all outstanding options granted under the 1988 Stock Option Plan and the 1991 Director Non-Statutory Stock Option Plan to $.5625 per share.

                              DOCUCON, INCORPORATED

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

Line of credit-

The Company's bank credit agreement consists of a $400,000 revolving line of credit which bears interest at prime plus 1.25 percent and matures in November 1995. Borrowings pursuant to the revolving line of credit are subject to a borrowing base limitation and are secured by the Company's accounts receivable. The Company pays a commitment fee of .5 percent per annum on the unused portion of the working capital line of credit. The line of credit is subject to various financial covenants including working capital and net worth requirements. As of September 30, 1995, and subsequent to that date, the Company was not in compliance with certain of the financial covenants. The Company is currently negotiating with the bank for an extension of the line of credit and a waiver of the covenant defaults. The Company had borrowed the maximum amount available under this line as of September 30, 1995.

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

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter and nine months ended September 30, 1995, resulted in a net loss applicable to common stockholders of $196,948 and $935,111 compared to a net loss of $512,576 and $1,107,900 for the comparable periods in 1994. The Company's future success depends on its ability to generate new business within the framework of its existing business lines.

Revenues remained relatively constant for the three months ended September 30, 1995, and increased by 26 percent, or $1,691,000 for the nine months ended September 30, 1995, as compared to the same periods in 1994. Revenues earned under Department of Defense (DOD) contracts increased slightly in the third quarter of 1995 as compared to the 1994 quarter but were 17 percent lower in the first nine months of 1995 than in the first nine months of 1994. The Company began work late in the first quarter of 1995 on new 1995 DOD contract awards. Revenues earned from non-DOD, commercial and litigation support service contracts decreased by 46 percent for the quarter ended September 30, 1995, as compared to the third quarter of 1994 as a result of the Company's decision to limit production under litigation support service contracts. However, non-DOD conversion service revenues increased by 33 percent during the 1995 nine-month period as compared to the 1994 period due to the Company's performance under additional contracts. Additionally, revenues earned from sales of the Company's software products, JFS Litigator's Notebook(TM) and the related product lines contributed to the increase in total revenues.

While production costs decreased 5 percent for the quarter ended September 30, 1995 as compared to the comparable quarter of 1994, they increased 26 percent for the nine-month comparable period. The decrease in the comparable quarters was a result of higher margin software sales. Although the increase for the nine-month period was commensurate with the increase in revenues, higher margin software sales offset abnormally high production costs in the litigation support area.

Research and development costs decreased 79 percent and 17 percent for the third quarter and nine months ended September 30, 1995, compared to the same periods in 1994 due to the Company working on a software development project in 1995. Additionally, the Company devoted a portion of its resources normally devoted to research and development to production during the second and third quarters of 1995. The Company continued to devote resources to the expansion of the capabilities of its JFS Litigator's Notebook(TM) and related software products, as well as development and enhancement of its document conversion capabilities.

Marketing expenses increased 35 percent and 62 percent during the third quarter and first nine months of 1995 as compared to the same periods in 1994. The Company built national marketing teams in the latter part of 1994 to support new and aggressive marketing efforts for litigation support services and its line of software products. As part of the Company's decision to limit production of litigation support services, related marketing efforts were curtailed and expenses increased at a lower rate in the third quarter of 1995.

Depreciation and amortization expenses decreased 21 percent and 10 percent for the third quarter and first nine months of 1995 as compared to the same periods in 1994. The Company continues to add and replace capital equipment as necessary, and the decrease in depreciation and amortization charges is due to a previous large addition of equipment that is now fully depreciated.

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been supplemented through bank borrowings, capital contributions, borrowings from affiliated and unaffiliated lenders, capital lease agreements, an initial public offering of the Company's Common Stock in 1989, the conversion of warrants into Common Stock and Preferred Stock placements.

The Company was awarded a $12.3 million contract by the DOD in 1991 which was subsequently increased by $1.5 million. Although the Company was not the successful bidder on a new 1994 contract similar to the 1991 contract, the 1994 contract ultimately was terminated at the convenience of the government. The Company received various awards totaling $3 million through the third quarter of 1995 as extensions to the 1991 contract. Early in the fourth quarter of 1995, the Company received an additional $2 million award from the DOD. The Company is optimistic that it will receive additional awards for conversion services from the DOD in the future.

The Company continues to perform conversion services under various contracts and service orders with commercial corporations, corporate legal departments and law firms. A major contract for litigation support services has been terminated which has resulted in a substantial reduction to the size of the Company's litigation support service backlog.

With the addition of J. Feuerstein Systems, Inc. (JFS), in 1994, the Company has made a significant investment in the marketing and development areas of its litigation support products and services. To date, these investments have resulted in substantially increased revenues in both the services and product areas but has not yet resulted in profitability. Disappointing margins in the litigation support area have resulted in the Company's decision to limit its efforts in this area to users of its software product. During the latter part of the second quarter, the Company consolidated its litigation support marketing efforts with the software product marketing efforts, which has resulted in reduced selling expenses.

The Company has an 8 percent promissory note due December 1996 in the principal amount of $1,500,000. This note is secured by the Company's office building. In connection with the purchase of the Company's office building in 1992, the Company issued 900,000 warrants to purchase an equivalent number of shares of Common Stock at an exercise price of $2.00 per share. The Company now occupies approximately 80 percent of the building; the remaining space is currently leased to outside tenants. The Company believes that the building will fulfill its needs for the foreseeable future.

Accounts receivable and unbilled revenues increased by approximately $761,000 from December 31, 1994, to September 30, 1995. Subsequent to September 30, a significant portion of the unbilled revenues has been billed, and the Company expects to receive payment in the near future. Accounts payable and accrued expenses increased by approximately $490,000 from December 31, 1994, to September 30, 1995. This increase is a result of increased sales volume and the coordination of payments with the collection of accounts receivable.

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations. While the Company is in technical default of the line-of-credit covenants, it has borrowed $400,000 to fund short-term cash needs and is currently negotiating with the bank to extend the line of credit beyond the current maturity date of November 1995. These funds are expected to be adequate for the Company's needs for at least the next 12 months. The Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

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


                              DOCUCON, INCORPORATED
                              (Registrant)




                                            By ___________________________
                                               Edward P. Gistaro,
                                               Chief Executive Officer and
                                               Principal Financial Officer




                                            By ___________________________
                                               Lori Turner,
                                               Controller and Treasurer


Dated:
                                      -15-