Form 10-K
period 1995-12-31
DOCUCON INCORPORATED
filed 1996-03-29
CIK 843006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995; OR

[o] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER  1-10185

                              DOCUCON, INCORPORATED
                 (Name of Small Business Issuer in its Charter)

            DELAWARE                                    74-2418590
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

        7461 CALLAGHAN ROAD
        SAN ANTONIO, TEXAS                                 78229
---------------------------------           ------------------------------------
 (Address of Principal Executive                         (Zip Code)
             Offices)

Issuer's Telephone Number, Including Area Code:        (512) 525-9221
                                                       --------------

Securities Registered Under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
       TITLE OF EACH CLASS                           ON WHICH REGISTERED
---------------------------------           ------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE              BOSTON STOCK EXCHANGE

Securities Registered Under Section 12(g) of the Exchange Act:    NONE

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes [x]                                      No [o]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State Issuer's revenues for its most recent fiscal year:  $11,038,000

         State the aggregate market value of the voting stock held by non-affiliates as of March 15, 1996:

              Common Stock, par value $.01 per share - $12,626,407

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          CLASS                                    OUTSTANDING AT MARCH 15, 1996
--------------------------------------------------------------------------------
 COMMON STOCK, PAR VALUE                                 11,891,144 SHARES
     $.01 PER SHARE

                       DOCUMENTS INCORPORATED BY REFERENCE

           No documents are incorporated by reference into this Annual
                             Report on Form 10-KSB.

              Transitional Small Business Issuer Format: Yes No [x]

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.


GENERAL


         Docucon, Incorporated ("Docucon" or the "Company") was incorporated under the laws of the State of Delaware in 1988 and is the successor by merger to a Texas corporation organized in 1986. The Company divides its business into two areas: backfile conversion services and software products.

BACKFILE CONVERSION SERVICES

         The automated conversion of source documents into electronic form, including computer accessible images, indices and formats is referred to as "backfile conversion". These source documents may include letters, contracts, manuals, drawings, aperture cards, transcripts, microfilm and microfiche. After conversion, these documents are stored on various optical and magnetic media. These media are then accessed by document management systems which may be based on a wide range of computer systems.

         The process of document conversion involves the preparation and grading of the documents to be stored, the physical scanning of the documents and the creation of indices to facilitate retrieval of the converted documents. The indexing of the information to be stored is a significant activity in any document conversion system, and because Docucon creates custom indices and formats, the ultimate users can retrieve information from their own documents utilizing their own systems. Additionally, each of Docucon's document conversion systems can customize the format of the converted materials. Throughout all its operations, Docucon maintains a quality control program to ensure the integrity of the indexing, editing and grading processing of the databases which are converted. The Company provides backfile conversion services at its headquarters in San Antonio, Texas. Upon client request, the Company can provide equipment to process documents at remote client-site locations.


LITIGATION SUPPORT SOFTWARE PRODUCTS

         The Company develops, markets and supports software products for use by attorneys engaged in litigation. The principal product marketed by the Company is the JFS Litigator's Notebook. Lawyers involved in litigation routinely keep witnesses, issues and facts files in spiral bound notebooks called "binders". Unlike paralegals who have been using computer systems for some time to assist them in the assembly of document sets to extract information required by the attorneys, the attorneys themselves have rarely used computers for anything other than word processing. The JFS Litigator's Notebook provides attorneys with electronic "binders". In addition, since the Notebook is based on Lotus Development Corporation's Lotus Notes(R), attorneys on a litigation team can work from the same "binders", send and receive notes and marginalia within the binders, and associate other documents with the "binders". With the advent of large and powerful "lap-top" computers, the attorney can now carry his entire case file with him, wherever he might be, and not only have access to it, but also be able to share updates with the other members of the litigation team in other cities or countries.

         The Company maintains a support and training staff for its software products in its facility in Parsippany, New Jersey.


JFS TRANSACTION

         On March 16, 1994, the Company purchased substantially all of the assets, having an approximate book value of $1,015,000 and assumed certain liabilities in the approximate amount of $1,179,000 of J. Feuerstein Systems, Inc. ("JFS"), for consideration in the approximate amount of $200,000. JFS was based in Parsippany, New Jersey and was engaged in the business of providing consulting and support services and software products to the legal market. The consideration was paid to Mr. Jim Feuerstein, Ms. Jane Gennarelli and a finder/consultant who helped all of the parties consummate the transaction. The transaction was negotiated on an arms-length basis between independent parties. In connection with the transaction, the Company entered into Employment Agreements with Jim Feuerstein and Jane Gennarelli, the principal executives of JFS, who became officers in the JFS division of the Company. See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Directors, Executive Officers and Key Technical Personnel" in Item 9, Note 1 of "Notes to Financial Statements" and Item 6 "Management's Discussion and Analysis of Financial Condition or Plan of Operation". See also, this Item, "Business - Product and Service Markets - Litigation Support Software Services Market and Litigation Support Software Products Market".


PRODUCT AND SERVICE MARKETS

         The Company currently markets backfile conversion and litigation support software products. The primary customers for backfile conversion services are governmental and private organizations which have substantial document storage and retrieval needs. These documents may be logistic support documents for the Department of Defense ("DOD"), land files for petro-chemical companies and county governments, personnel and financial records for corporations and institutions, or a number of other similar requirements.

         The Company markets a line of software products whose purpose is to facilitate the creation and use of electronic "ring binders" commonly used by lawyers during litigation. The flagship product is the JFS Litigator's Notebook, which has enjoyed broad acceptance by large law firms and the corporate legal departments of several major corporations. The Company plans to continue to make significant investment in the continued marketing and development of these products.

         For the years ended December 31, 1995, 1994, and 1993, the Company spent $497,000, $652,000, and $455,000, respectively, for research and development activities. The Company does not own any patents. The Company uses the word "Docucon" alone and in combination with various designs and logos as a service mark to identify the Company's services. The Company has obtained federal trademark registration for the name "Docucon" and uses it to identify its products and services.

BACKFILE CONVERSION SERVICES MARKETS

         The Company has performed backfile conversion services since 1987 under two consecutive contracts awarded by the DOD. Although the original 1987 contract totalled $9.3 million, the Company received orders for only $5.4 million before the expiration of the contract in 1991. The subsequent 1991 contract was increased from $12.3 million to $16.8 million and the delivery date extended to April 1996. The Company provided services totalling $16.75 million under this contract from 1991 through 1995. In November 1994, the Company was notified that it was not the successful bidder on a new similar contract. However, that contract was subsequently terminated at the government's convenience, and additional contract awards to the Company in 1995 totalled $2,000,000. In early 1996 the Company received a $14.8 million contract from the DOD for services similar to those provided for in the aforementioned contracts. These services are to be provided over the next 18 months. In 1995, 1994, and 1993 approximately 38 percent, 48 percent, and 57 percent, respectively, of the Company's revenues were derived from services provided under DOD contracts.

         The Company has also performed conversion services for various commercial companies and governmental agencies including Texaco Exploration and Production, Inc.,Computer Science Corporation, QED, Amoco, Dowell Schlumberger, and Ericsson GE. The Company presently has six non-federal contracts.

LITIGATION SUPPORT SOFTWARE PRODUCTS MARKET

         The Company's strategic intent with its software products is to "capture the attorney's desktop". At present, the majority of revenues for the Company's products has come from large law firms and corporations. It has been the Company's strategy to aggressively market to these large organizations early in the product life of the JFS Litigator's Notebook, a strategy which management believes has been successful. Strategies for the future of these products include the migration of the product to smaller firms. Present and future sales strategies will be carried out by the Company's direct product sales force and through relationships with companies having access to the legal market.


COMPETITION

         The Company's services are sold in highly competitive markets, and its sales and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets or general economic conditions. The Company believes that the document conversion industry is highly fragmented, with numerous relatively small companies seeking to establish market positions. In addition, the Company believes that major hardware, software and service providers may seek to enter the field in the future. Many potential competitors have larger marketing organizations and greater resources than the Company. Due to the rapidly changing technology used in connection with providing such services, competitive positions within the industry are subject to change.

                                        4
GOVERNMENT REGULATION

         The Company's ability to obtain contracts from the DOD is dependent upon its compliance with rules and regulations promulgated by that department, including regulations related to security and technological standards. Although the Company believes it is currently in compliance, there is no assurance that it will be able to comply with such rules and regulations promulgated in the future or to maintain its current clearances. See this Item, "Business - Product and Service Markets" and "Business -Competition" and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


EMPLOYEES

         At March 15, 1996, the Company had 187 full-time employees. In addition, at such date, the Company was retaining the services of 85 temporary employees to meet current production needs. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management believes the relationship between the Company and its employees is good.


ITEM 2.           DESCRIPTION OF PROPERTY.

         In October 1992, the Company purchased an eight-story, 52,000-square foot office building in San Antonio, Texas. This facility is located on 2.5 acres of land which at the time of purchase was expected to provide the Company with adequate office and parking facilities for the foreseeable future. The Company currently occupies approximately 50,000 square feet in the building, utilizing it for office and production space. The remaining space is currently leased to outside tenants. As these leases expire, the Company plans to occupy the remainder of the building to fulfill its anticipated expansion needs. In Management's opinion, the Company's physical properties are adequate for the Company's current needs, and are consistent with the Company's plans described elsewhere in this Annual Report on Form 10-KSB; however, in the event that the Company experiences a significant influx of new business, additional space will be required.


ITEM 3.           LEGAL PROCEEDINGS.

         In the ordinary course of its business, the Company may be subject, from time to time, to claims and legal actions by clients, suppliers and others. No material actions are currently pending against the Company. The Company maintains general liability insurance and other insurance coverages typical in the industry.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1995.

                                     PART II


ITEM  5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's Common Stock, par value $.01 per share, is traded on The Nasdaq Stock Market'sSM SmallCap Market (Symbol: DOCU), and on the Boston Stock Exchange (Symbol: DOC).

         The following table sets forth for the fiscal periods indicated the high and low bid prices for the Company's Common Stock in the Nasdaq Stock Market's SmallCap Market, the principal market upon which the Company's Common Stock is traded, as reported to the Company in monthly reports from Nasdaq.

                                                                 REPORTED
                                                                 BID PRICE
                                                          ----------------------
                                                           HIGH             LOW
--------------------------------------------------------------------------------
               1994
-------------------
         First Quarter..................................  $1.34           $ .75
         Second Quarter.................................    .81             .50
         Third Quarter..................................    .72             .50
         Fourth Quarter.................................    .72             .31

               1995
-------------------
         First Quarter..................................  $ .63           $ .41
         Second Quarter.................................    .63             .34
         Third Quarter..................................    .49             .38
         Fourth Quarter.................................    .56             .31

         The last reported sale price for the Common Stock on The Nasdaq Stock Market on March 15, 1996, was $1.19. Bid and asked prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         There were approximately 246 holders of record of the Common Stock as of March 15, 1996, excluding those shares held by depository companies for certain beneficial owners.

         The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under the terms of the Company's Series A Convertible Preferred Stock, the Company cannot pay dividends on its Common Stock until all accumulated but unpaid dividends on such Preferred Stock have been paid. At December 31, 1995, cumulative undeclared dividends on the Series A Convertible Preferred Stock were approximately $317,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

         The Company's operations resulted in a net loss applicable to common stockholders of $665,897 for fiscal 1995, compared to a net loss applicable to common stockholders of $1,785,871 in 1994. The smaller loss was attributable to improved results in the backfile conversion service division and increased sales of the JFS Litigator's Notebook and related products. In addition, the 1994 loss included a $283,000 writedown of capitalized software. These improvements were offset by losses incurred by the services portion of the litigation support division. The Company reduced the scope of its litigation support services in June of 1995 as a result of continuing losses incurred by the division. Although the losses from those operations were reduced to a nominal amount by the end of the fiscal year, the operations were discontinued at the end of 1995.

         Operating revenues totaled $11,037,846 in fiscal 1995, a 28% increase over 1994 revenues. The majority of the increase was due to an increase in software product sales. Backfile conversion service revenues also increased.

         Revenues earned under the DOD contracts increased slightly, from approximately $3,900,000 to $4,200,000, resulting from several contract awards throughout the fiscal year (see "Liquidity and Capital Resources"). Revenues earned under commercial and government-related subcontracts also increased.

         Litigation support services revenue increased during the first six months of fiscal 1995. However, the contracts for these services were largely unprofitable and the scope of the services was reduced in June of 1995 and discontinued in full at year end. Overall, total litigation support service revenues were slightly lower than the 1994 comparable revenues, and represented 21% and 29% of the Company's 1995 and 1994 revenues, respectively. Revenues from software product sales and support increased 450% to $2,200,000, and composed 19% of total revenues in 1995 as compared to 4% of 1994 total revenues.

         Production costs increased $1,345,000, or 25%, in 1995 as compared to 1994, commensurate with the increase in revenues. A disproportionate share of production costs were incurred in the litigation support service area as compared to the Company's other areas of production including document conversion and software products.

         The Company devoted a portion of its research and development resources to a software development project in 1995, and capitalized $153,000 of costs related to the project. Thus, research and development expenses decreased 24 percent from 1994 to 1995. The Company continued to devote resources to the expansion of the capabilities of its JFS Litigator's Notebook and related software products as well as the development and enhancement of its document conversion capabilities.

         Marketing expenses increased 38% percent during 1995 as compared to 1994. The Company built national marketing teams in the latter part of 1994 to support new and aggressive marketing efforts for litigation support services and its line of software products. Although the marketing efforts of litigation support services were curtailed in June of 1995, the Company continued aggressive marketing efforts for the remaining government and commercial and software product divisions.

         Depreciation and amortization decreased 15 percent during fiscal 1995 as compared to fiscal 1994. The decrease in depreciation and amortization charges is due to equipment becoming fully depreciated. The Company added approximately $200,000 of equipment shortly after year end in order to expand its production capabilities to accommodate the new DOD contract.


FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

         The Company's operations during fiscal year 1994 resulted in a net loss applicable to common stockholders of $1,785,871, compared to net income applicable to common stockholders of $115,696 in 1993. Operating revenues totaled $8,616,480 in fiscal 1994. Although this total represents a $1,728,000, or 17 percent, decline from 1993 revenues, there were shifts in divisional revenue levels which the Company believes establishes an improved position for future stability.

         Revenues earned under the DOD contract decreased 30 percent from approximately $5,900,000 to $4,125,000 and declined steadily throughout the year as the 1991 DOD Contract neared completion. The Company received notification in November 1994 that it was not the low bidder and did not receive a new contract with the DOD. Commercial revenues decreased from approximately $2,500,000 to $1,590,000 due to the completion of a $4.0 million conversion project with Texaco, $2,142,000 of which was earned in 1993. There were no revenues earned under this contract in 1994. Approximately $1,300,000 of these commercial revenues was earned under government-related non-DOD contracts which were issued through commercial enterprises. Other commercial revenues in 1994 included those earned under continuing contracts with Amoco, Alabama Power Company, Norfolk Southern and SAIC, as well as several other new contracts.

         The litigation support division experienced growth in 1994; divisional revenues increased approximately $1,000,000, or 53 percent in 1994 as compared to 1993. The increase was concentrated in the latter nine months of the year, subsequent to the JFS transaction and is attributable to the opportunities afforded by such transaction. Both conversion service revenues and product sales of JFS Litigator's Notebook contributed to the increase.

         Production costs during 1994 decreased $664,000, or 11 percent compared to 1993. These decreases occurred in the government area due to reduced temporary labor costs and a reduction in personnel by attrition, as well as a decrease in required supplies. These decreased costs were offset by additional production costs within the JFS division. In the latter part of the year, the Company relocated its New Jersey offices to less expensive facilities and tightened labor costs to reduce production costs of the division.

         Research and development costs increased 43 percent during 1994 as compared to 1993. The Company continued development and enhancement of its document conversion capabilities, as well as expansion of the capabilities of its JFS Litigator's Notebook and related software products, which the Company purchased in the JFS transaction.

         General and administrative expenses decreased 5 percent from year to year, primarily as a result of decreased occupancy expenses. During the first six months of 1993, the Company incurred costs related to the building acquired in 1992 while it was being refurbished for occupancy in addition to the rental expense associated with its prior headquarters. The Company has been able to hold other general and administrative expenses constant despite the increased demands arising from the JFS transaction.

         Marketing expenses increased 20 percent during 1994 as compared to 1993. The Company built a new sales team for the JFS division and opened new regional sales offices in New York City, San Francisco, Los Angeles, and Washington, D.C. The Company continued to build its presence in the legal industry, and opened an office in Minneapolis shortly after year end.

         Depreciation and amortization increased 16 percent during fiscal 1994 as compared to fiscal 1993, primarily as a result of depreciation and amortization costs arising from the additional assets of JFS and the related goodwill. Interest expense increased slightly in 1994 due to obligations the Company assumed in connection with JFS.

         In 1994, the Company wrote off the carrying value of its litigation support software which was developed prior to 1993. The write off of approximately $283,500 was recorded when it became apparent that the remaining carrying cost would not be realized due to a redirection of development and support efforts to JFS Litigator's Notebook.



LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company's operations have been supplemented through bank borrowings, capital contributions, borrowings from affiliated and unaffiliated lenders, capital lease agreements, an initial public offering of the Company's Common Stock in 1989, the conversion of warrants into Common Stock and private preferred stock placements.

         In 1991, the Company was awarded a contract from the Defense Printing Services Office (DPS) to provide conversion services for the Department of Defense (DOD) totaling $12.3 million. The award was increased in 1994 and 1995 by a total of $4.5 million and extended in time until April 1996. Additionally, in 1995, DPS awarded contracts totaling approximately $2.0 million to the Company. During 1995, the Company generated $4,200,000, or 38% of total revenues through DOD contracts. In February of 1996, DPS awarded a contract to the Company. This contract allows the Company to provide up to $14.8 million of document services to DOD agencies through August 1997.

         With the addition of J. Feuerstein Systems (JFS) in 1994, the Company made significant investments in the marketing and development areas of its litigation support products and services. These investments resulted in substantially increased revenues in both the services and product areas. However, lower than expected margins in the litigation support service area resulted in the Company's decision to substantially reduce the scope of those operations in June of 1995 and ultimately to terminate those operations at year end. As a result of the decision, the losses of the division were reduced steadily during the year.

         The Company is currently negotiating long term financing on its $1,500,000 8 percent promissory note due in December 1996. This note is secured by the Company's office building. In connection with the purchase of the Company's office building in 1992, the Company issued 900,000 warrants to purchase an equivalent number of shares of Common Stock at an exercise price of $2.00 per share. The Company now occupies approximately five sixths of the building with the remaining space being leased to third party tenants. The Company believes that the building will fulfill its needs for the foreseeable future.

         Accounts receivable and unbilled revenues increased approximately $828,000 from December 31, 1994 to December 31, 1995. The higher balances reflect the increased services provided to the DOD in the fourth quarter of 1995 and also include final balances due from litigation support service customers, most of which have been collected subsequent to year end.

         The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations. During 1995, the Company fully extended its $400,000 line of credit to fund short-term cash needs. At March 15, 1996, $300,000 was outstanding under this line of credit. The Company believes its negotiations with the bank to extend the line of credit beyond the current maturity date of April 1996 will be successful. These funds are expected to be adequate for the Company's needs for at least the next 12 months. Subsequent to year end, the Company expended over $200,000 from internally generated funds for capital equipment to fulfill the requirements of the new DOD contract awarded in February 1996. While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

OUTLOOK

         The Company enters 1996 with a profit outlook which is stronger than in any other year in its history. The reasons for this are: the acquisition of the new DOD contract, the expansion of the software products business, and the elimination of the historically unprofitable litigation support services business.

* In 1996 the Company will significantly increase the capacity of its conversion lines to accommodate the buildup in revenues under the new DOD contract.
* The JFS division will expand its product offerings during the year. These actions will not only strengthen the market position of Litigator's Notebook but will also allow the penetration of the non-litigation portion of the legal market and markets beyond the legal market.
* JFS will increase its direct sales force from four to six sales representatives in order to broaden its national coverage.
* The Company intends to obtain conventional financing for its San Antonio facility.

ITEM 7.           FINANCIAL STATEMENTS.

         Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:

                                                                          PAGE
                                                                          ----
          Report of Independent Public Accountants                         12

          Balance Sheets as of December 31, 1995 and 1994                  13

          Statements of Operations for the Years Ended
          December 31, 1995, 1994 and 1993                                 15

          Statements of Stockholders' Equity for the
          Years Ended December 31, 1995, 1994 and 1993                     16

          Statements of Cash Flows for the Years Ended
          December 31, 1995, 1994 and 1993                                 17

          Notes to Financial Statements                                    18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Docucon, Incorporated:

We have audited the accompanying balance sheets of Docucon, Incorporated (a Delaware corporation), as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon, Incorporated, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP


San Antonio, Texas
February 27, 1996


                              DOCUCON, INCORPORATED


                                 BALANCE SHEETS

                                                                                                    DECEMBER 31
                                                                                           ---------------------------
                                         ASSETS                                                1995            1994
                                                                                           ------------   ------------
CURRENT ASSETS:
   Cash and temporary cash investments                                                      $   139,167    $   376,798
   Accounts receivable-trade, net of allowance for doubtful accounts of $7,683 and $28,093 in 1995 and 1994, respectively-
       U.S. Government                                                                          594,090        119,249
       Commercial                                                                             1,278,796      1,347,075
   Unbilled revenues                                                                            579,821        156,305
   Other receivables                                                                              1,648          3,830
   Prepaid expenses and other                                                                    69,634        169,543
                                                                                           ------------   ------------

                             Total current assets                                             2,663,156      2,172,800
                                                                                           ------------   ------------

PROPERTY AND EQUIPMENT:
   Conversion systems                                                                         4,540,302      4,083,892
   Building and improvements                                                                  1,515,608      1,467,287
   Land                                                                                         230,000        230,000
   Furniture and fixtures                                                                       278,805        253,280
                                                                                           ------------   ------------

                             Total property and equipment                                     6,564,715      6,034,459

   Less- Accumulated depreciation                                                             4,182,671      3,286,816
                                                                                           ------------   ------------

                             Net property and equipment                                       2,382,044      2,747,643
                                                                                           ------------   ------------

SOFTWARE DEVELOPMENT COSTS, net                                                                 358,879        280,901
                                                                                           ------------   ------------

GOODWILL, net                                                                                   338,824        357,433
                                                                                           ------------   ------------

                             Total assets                                                   $ 5,742,903    $ 5,558,777
                                                                                           ============   ============

                       See Notes to Financial Statements.



                              DOCUCON, INCORPORATED


                                 BALANCE SHEETS

                                                                                                    DECEMBER 31
                                                                                         -----------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY                                   1995            1994
                                                                                         --------------  -------------
CURRENT LIABILITIES:
   Accounts payable                                                                       $    697,980    $    755,305
   Accrued liabilities                                                                         774,955         597,148
   Line of credit                                                                              400,000          -
   Note payable                                                                                 -               10,560
   Current maturities of capital lease obligations                                               3,107          20,930
   Deferred revenues                                                                           339,558          91,018
   Current maturities of long-term debt                                                      1,500,000          -
                                                                                         -------------   -------------

                             Total current liabilities                                       3,715,600       1,474,961
                                                                                         -------------   -------------

LONG-TERM DEBT                                                                                  -            1,500,000

CAPITAL LEASE OBLIGATIONS, less current maturities                                              -                3,094
                                                                                         -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 10,000,000 shares authorized- Series A, 60 shares authorized, 21 and 23 shares outstanding as of December 31,
       1995 and 1994, respectively                                                                  21              23

   Common Stock, $.01 par value, 25,000,000 shares authorized; 11,771,228 and
     11,544,280 shares outstanding as of December 31, 1995 and 1994, respectively              117,712         115,442
   Additional paid-in capital                                                                9,506,553       9,456,677
   Accumulated deficit                                                                      (7,596,983)     (6,991,420)
                                                                                         -------------   -------------

                             Total stockholders' equity                                      2,027,303       2,580,722
                                                                                         -------------   -------------

                             Total liabilities and stockholders' equity                   $  5,742,903    $  5,558,777
                                                                                          ============    ============


                       See Notes to Financial Statements.


                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS



                                                                                        YEAR ENDED DECEMBER 31
                                                                            ----------------------------------------------
                                                                                 1995             1994            1993
                                                                            -------------   -------------    -------------
OPERATING REVENUES                                                          $  11,037,846   $   8,616,480    $  10,344,393
                                                                            -------------   -------------    -------------

COSTS AND EXPENSES:
   Production                                                                   6,810,976       5,465,746        6,129,557
   Research and development                                                       497,123         651,629          455,319
   General and administrative                                                     990,162       1,034,371        1,092,611
   Marketing                                                                    2,214,310       1,610,291        1,343,152
   Depreciation and amortization                                                  992,154       1,167,177        1,003,942
   Writeoff of software development costs                                          -              283,442           -
                                                                            -------------   -------------    -------------

                                                                               11,504,725      10,212,656       10,024,581
                                                                            -------------   -------------    -------------

OPERATING INCOME (LOSS)                                                          (466,879)     (1,596,176)         319,812

OTHER INCOME (EXPENSE):
   Interest expense                                                              (152,410)       (140,010)        (134,087)
   Other, net                                                                      13,726          26,685           47,384
                                                                            -------------   -------------    -------------


INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                         (605,563)     (1,709,501)         233,109

INCOME TAX EXPENSE                                                                 -               13,200           25,600
                                                                            -------------   -------------    -------------

NET INCOME (LOSS)                                                                (605,563)     (1,722,701)         207,509
                                                                            -------------   -------------    -------------

PREFERRED STOCK DIVIDEND REQUIREMENTS                                              60,334          63,170           91,813
                                                                            -------------   -------------    -------------


NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                         $    (665,897)  $  (1,785,871)   $     115,696
                                                                            =============   =============    =============


PRIMARY EARNINGS (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENTS           $(.06)          $(.15)            $.01
                                                                            =============    =============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS
   OUTSTANDING                                                                 11,690,161      11,549,909       11,627,383
                                                                            =============   =============    =============

                        See Notes to Financial Statements

                              DOCUCON, INCORPORATED


                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            COMMON STOCK       PREFERRED STOCK
                                                         --------------------  ---------------
                                                           NUMBER            NUMBER          Additional                   Total
                                                             OF                OF             PAID-IN     ACCUMULATED  STOCKHOLDERS'
                                                           SHARES     AMOUNT SHARES AMOUNT    CAPITAL       DEFICIT       EQUITY
                                                         ----------  --------  ---   ----   -----------   -----------   -----------

BALANCE, December 31, 1992 ............................  10,711,616  $107,116   41   $ 41   $ 9,455,835   $(5,476,228)  $ 4,086,764
   Shares issued pursuant to employee stock plans .....     130,000     1,300  --     --         29,700          --          31,000
   Conversion of Series A preferred stock .............     566,661     5,666  (17)   (17)       (5,649)         --            --
   Shares issued to pay preferred stock dividends .....     102,670     1,027  --     --         (1,027)         --            --
   Net income .........................................        --        --    --     --           --         207,509       207,509
                                                         ----------  --------  ---   ----   -----------   -----------   -----------

BALANCE, December 31, 1993 ............................  11,510,947   115,109   24     24     9,478,859    (5,268,719)    4,325,273
   Conversion of Series A preferred stock .............      33,333       333   (1)    (1)         (332)         --            --
   Stock registration costs ...........................        --        --    --     --        (21,850)         --         (21,850)
   Net loss ...........................................        --        --    --     --           --      (1,722,701)   (1,722,701)
                                                         ----------  --------  ---   ----   -----------   -----------   -----------

BALANCE, December 31, 1994 ............................  11,544,280   115,442   23     23     9,456,677    (6,991,420)    2,580,722
   Shares issued pursuant to employee stock plans .....      70,983       710  --     --         51,434          --          52,144
   Conversion of Series A preferred stock .............      66,666       667   (2)    (2)         (665)         --            --
   Shares issued to pay preferred stock dividends .....      89,299       893  --     --           (893)         --            --
   Net loss ...........................................        --        --    --     --           --        (605,563)     (605,563)
                                                         ----------  --------  ---   ----   -----------   -----------   -----------

BALANCE, December 31, 1995 ............................  11,771,228  $117,712   21   $ 21   $ 9,506,553   $(7,596,983)  $ 2,027,303
                                                         ==========  ========  ===   ====   ===========   ===========   ===========

                       See Notes to Financial Statements.


                              DOCUCON, INCORPORATED


                            STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31
                                                                          ---------------------------------------------
                                                                                1995            1994           1993
                                                                          -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $    (605,563)  $  (1,722,701)  $     207,509
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Depreciation and amortization                                            992,154       1,167,177       1,003,942
       Writeoff of software development costs                                    -              283,442          -
       Changes in current assets and current liabilities-

         (Increase) decrease in receivables and unbilled revenues              (827,896)      1,087,891        (346,292)
         Decrease in prepaid expenses and other                                  99,909         101,554          36,521

         Increase (decrease) in accounts payable and accrued liabilities        120,482        (135,591)         73,113
         Increase in deferred revenues                                          248,540          29,153           6,014
                                                                          -------------   -------------   -------------

         Net cash provided by operating activities                               27,626         810,925         980,807
                                                                          -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (533,123)       (513,507)     (1,346,854)
   Capitalized software development costs                                      (152,801)        (21,527)       (130,050)
                                                                          -------------   -------------   -------------

         Net cash used in investing activities                                 (685,924)       (535,034)     (1,476,904)
                                                                          -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances under line of credit                                                400,000          -               -
   Principal payments on notes payable                                          (10,560)       (489,259)         -
   Principal payments under capital lease obligations                           (20,917)        (21,125)        (14,392)
   Proceeds from employee stock purchase plan                                    52,144          -               -
   Proceeds from exercise of options                                             -               -               31,000
   Stock registration costs                                                      -              (21,850)         -
                                                                          -------------   -------------   -------------

         Net cash provided by (used in) financing activities                    420,667        (532,234)         16,608
                                                                          -------------   -------------   -------------


NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                            (237,631)       (256,343)       (479,489)
                                                                          -------------   -------------   -------------


CASH AND TEMPORARY CASH INVESTMENTS, beginning of period                        376,798         633,141       1,112,630
                                                                          -------------   -------------   -------------


CASH AND TEMPORARY CASH INVESTMENTS, end of period                        $     139,167   $     376,798   $     633,141
                                                                          =============   =============   =============

                       See Notes to Financial Statements.


                              DOCUCON, INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS



  1.  ORGANIZATION AND DESCRIPTION OF THE COMPANY:

Docucon, Incorporated (the Company), was incorporated in June 1986. The Company's primary business is the conversion of paper and microform documents to a computer accessible medium for commercial and governmental customers. Paper or microform documents are scanned by sophisticated computer equipment and stored and indexed on optical disks or magnetic media. The Company also sells software products to the legal market. Substantially all of the Company's customers are located in the U.S.

In March 1994, the Company acquired substantially all of the assets and assumed selected liabilities of J. Feuerstein Systems, Inc. (JFS), a company which provided consulting and support services and software products to the legal market.


Since its inception, the Company has incurred losses of approximately $7.6 million including a loss of approximately $606,000 in 1995. These losses have been funded primarily through the Company's public offering, issuances of preferred stock, the exercise of warrants and debt financing. The Company has taken steps to improve its 1996 operating results. The steps taken include exiting the litigation support services market and focusing on the Company's core higher margined businesses. The Company also intends to refinance its $1,500,000 note payable which is currently due in December 1996. The note payable is secured by the Company's building and is nonrecourse to the Company. (See Note 5.) The Company's management believes that it is likely that the Company's operating results for 1996 will improve over 1995 and will generate sufficient working capital to sustain its operations throughout the year. However, if operating results do not improve, the Company will be unable to ensure its continuing operations independent of additional capital infusions. See Note 3 and "Outlook" and "Liquidity and Capital Resources" included in Item 6 under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PROPERTY AND EQUIPMENT

Property and equipment are recorded at original cost. Maintenance and repairs are charged to expense as incurred and betterments which increase the value or extend the useful life of the property are capitalized. Gains or losses on sales or other dispositions of property and equipment are credited or charged to income.

Depreciation is provided using the straight-line method over the lesser of the capital lease term or estimated useful lives of the related assets. The Company's conversion system and furniture and fixtures are currently depreciated over periods ranging from two to five years beginning in the month the property is placed in service. The Company's building is being depreciated over 40 years.

REVENUE RECOGNITION

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


                              DOCUCON, INCORPORATED


                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs and amortizes those costs over the estimated useful life of the software. During 1993 and prior, the Company incurred approximately $417,000 related to the development of software (WIN.LAW), which was to be used to supplement the Company's litigation support services. During 1994, the Company wrote off the unamortized cost of WIN.LAW ($283,442) when it became apparent that the carrying value would not be realized.

Included in software development costs is $250,000 for advanced litigation support software (Litigator's Notebook(TM)) which was acquired from JFS in 1994. Also included in software development costs is approximately $150,000 of costs which were incurred during 1995 to develop software which will support and complement Litigator's Notebook(TM). These costs are being amortized over a five-year period. During 1995, amortization expense of approximately $75,000 was recorded relating to software development costs. As of December 31, 1995, accumulated amortization of $164,000 was netted against software development costs.

GOODWILL

In connection with the acquisition discussed in Note 1 above, the Company recognized goodwill of approximately $372,000. This goodwill is being amortized on a straight-line basis over 20 years. Accumulated amortization as of December 31, 1995, totaled approximately $33,000.

STATEMENTS OF CASH FLOWS-
SUPPLEMENTAL DISCLOSURES

The Company considers funds invested in highly liquid investments having a maturity of 90 days or less when acquired to be temporary cash investments. During 1994, as a result of the JFS acquisition, noncash investing and financing activities include the acquisition of approximately $1,015,000 in assets and approximately $372,000 in goodwill in exchange for the assumption of approximately $1,179,000 in liabilities.

The following relates to cash interest and income taxes paid by the Company for the periods indicated:

                                                            YEAR ENDED DECEMBER 31
                                                     -----------------------------------
                                                         1995        1994         1993
                                                     -----------------------------------
Cash paid during the year for interest               $  181,769   $  143,980  $  123,725
Cash paid during the year for income taxes               -            39,000      31,600

POST RETIREMENT AND POST EMPLOYMENT BENEFITS

The Company does not provide post retirement nor post employment benefits to its employees.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  3.  SHORT-TERM BORROWING ARRANGEMENTS:

The Company's bank credit agreement consists of a $400,000 revolving line of credit which bears interest at prime plus 1.25 percent (9.75 percent as of December 31, 1995). The line is due on demand, or if no demand is made, payment of principal and accrued interest is due in April 1996. Borrowings pursuant to the revolving line of credit are secured by the Company's accounts receivable. As of December 31, 1995, the entire $400,000 was outstanding under this line. Subsequent to December 31, 1995, the Company repaid $100,000 on the line. Discussions with the bank have led the Company's management to believe that the bank will extend the maturity date of the line of credit to beyond December 1996.

  4.  LEASES:

Certain office equipment and office space is leased under various noncancelable operating leases with lease terms ranging from one to five years. Rent expense under all cancelable and noncancelable operating leases was approximately $395,000, $293,000 and $207,000 for the years ended December 31, 1995, 1994 and
1993, respectively. Future minimum lease payments for all noncancelable operating leases, as of December 31, 1995, are as follows:

Year ending December 31-
   1996                                          $  181,048
   1997                                             160,892
   1998                                             160,892
   1999                                             131,371
   2000                                               1,484
                                                 ----------

      Total future minimum lease payments        $  635,687
                                                 ==========
  5.  LONG-TERM DEBT:

In connection with the purchase of its headquarter's building, the Company issued a four-year, 8 percent promissory note with the principal amount of $1,500,000 due in December 1996 and interest payable quarterly. The note is secured by land and the building with a net book value of approximately $1,595,000 at December 31, 1995, and is nonrecourse. Also in connection with the purchase of its headquarter's building, the Company paid a loan origination fee of $60,000 and issued 900,000 warrants, which expire in December 1996, to purchase an equivalent number of shares of Common Stock at an exercise price of $2.00 per share. As the exercise price exceeded the current market price and the financing terms of the debt were arm's length, no value was recorded for the warrants issued. The fair value of the Company's long-term debt approximates its carrying value based upon the borrowing rates available to the Company for long-term debt with similar terms.

  6.  MAJOR CUSTOMER:

The Company has historically earned a significant portion of its total revenues from conversion services performed for the Department of Defense (DOD). Specifically, the Company earned approximately $4,194,000, $4,125,000 and $5,900,000 during the years ended December 31, 1995, 1994 and 1993, respectively, from services provided to the DOD. Subsequent to December 31, 1995, the Company announced that it was awarded a $14.8 million contract by the DOD to provide document conversion services to DOD agencies through August 1997.

  7.  PREFERRED STOCK:

In 1990, the Company issued 46 shares of 11 percent Series A Preferred Stock at $25,000 per share. Each share of the Preferred Stock is convertible into 33,333 shares of Common Stock. Through December 31, 1995, 25 shares of Preferred Stock have been converted. Additionally, 191,969 shares of Common Stock have been issued in lieu of accumulated dividends on the Preferred Stock which was converted. As of December 31, 1995, cumulative undeclared dividends on the Preferred Stock approximated $317,000.

  8.  STOCK OPTIONS AND UNIT PURCHASE OPTIONS:

The Company adopted the 1988 Stock Option Plan (the 1988 Plan) which allows for the granting of stock options at the current market value of the Common Stock at the date of the grant to key employees. An aggregate of 1,360,000 shares of Common Stock has been reserved for issuance pursuant to the 1988 Plan. The 1991 Director Non-Statutory Stock Option Plan (the Director Plan) provides for the granting of options at the Common Stock's current market value to members of the board of directors of the Company who are not employees of the Company. The Director Plan authorizes the granting of options to purchase up to 500,000 shares of the Company's Common Stock. The stock options granted under the 1988 Plan and the Director Plan are exercisable pursuant to the individual agreements between the Company and the grantee and range from a six-month to a three-year vesting period. All options granted under these plans must be exercised within 10 years from the date of grant and expire within three months after termination of employment or service as a director. Additionally, the Company adopted the 1991 Employees' Non-Statutory Stock Option Plan (the Employees' Plan) which provided for the granting of options to purchase Common Stock of the Company at below market value and immediate vesting. An aggregate of 100,000 shares had been reserved for issuance pursuant to the Employees' Plan, all of which were granted to a former officer of the Company at an option price of $.10 per share and were exercised during 1993.

The following summarizes the activity in the Company's stock option plans during 1995:

                                                                                              MARKET PRICE
                                                             OPTION PRICE                   AT DATE OF GRANT
                                                     -----------------------------    ---------------------------
                                          SHARES       PER SHARE         TOTAL         PER SHARE         TOTAL
                                         ---------   -------------    ------------    -------------   -----------
Outstanding, December 31, 1994           1,192,450   $.56    -2.44    $  1,216,918    $.56    -2.44   $ 1,216,918

Price reduction                             -                -             546,165            -            -

Granted                                    164,200   .41     -.56           83,930    .41     -.56         83,930

Exercised                                   -                -              -                 -            -

Terminated                                  69,100   .53     -.56           38,644    .53     -2.44        43,385
                                        ----------                    ------------                    -----------

Outstanding, December 31, 1995           1,287,550   .41     -.56     $    716,039    .41     -2.44   $ 1,257,463
                                        ==========                    ============                    ===========

Exercisable, December 31, 1995           1,029,384   .53     -.56     $    577,753    .53     -2.44   $ 1,067,723
                                        ==========                    ============                    ===========

On February 14, 1995, the Company's board of directors voted to reduce the exercise price for all outstanding options granted under the 1988 Plan and the Director Plan to $.5625 per share, the current market price of the Company's Common Stock on that date. This reduction is shown in the above table.

In addition to the above stock option agreements, the Company has warrants and options outstanding with certain lenders and other parties. As of December 31, 1995, the total number of shares issuable under these warrants and options was 972,727, at exercise prices ranging from $1.375 to $2.00 per share.

  9.  EMPLOYEE BENEFIT PLANS:

Effective January 1, 1994, the Company adopted the 1993 Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, eligible employees may elect to have up to 10 percent of their base pay (as defined) deducted and utilized to purchase Common Stock of the Company in annual or semiannual offerings. The Company has reserved 800,000 shares of Common Stock for issuance pursuant to the Stock Purchase Plan. In January 1996 and 1995, the Company issued 100,583 and 70,983 shares of Common Stock at purchase prices of $.32 and $.35 per share, respectively. The purchase prices represent 85 percent of the closing price on December 29, 1995, and December 30, 1994, respectively. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors and will expire on December 31, 1997, unless sooner terminated or amended by the Board of Directors.

The Company also maintains a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code. Under this plan, employees meeting certain eligibility requirements may contribute up to 15 percent of their eligible compensation to the plan on a pretax basis. In addition, the Company may make voluntary matching contributions to the plan. The Company contributed $0 and $25,000 during 1995 and 1994, respectively, to the plan.

10.   INCOME TAXES:

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for deferred income tax liabilities that arise as a result of differences between the reported amounts of assets and liabilities for financial reporting and income tax purposes. The adoption of SFAS No. 109 had no effect on the Company's financial position or net income.

As of December 31, 1995, the Company had net operating loss carryforwards of approximately $6.5 million for federal income tax purposes which are available to reduce future taxable income and will expire in 2004 through 2010 if not utilized.

The components of income tax expense attributable to continuing operations are as follows:

                                              YEAR ENDED DECEMBER 31
                                          ------------------------------
                                            1995       1994       1993
                                          --------   --------   --------
Federal                                   $ -        $ -        $  1,800
State                                       -          13,200     23,800
                                          --------   --------   --------

        Total income tax expense          $ -         $13,200   $ 25,600
                                          ========    =======   ========


Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                                   ---------------------------------------
                                                                      1995           1994          1993
                                                                   ----------     -----------   ----------
Expected federal income tax expense (benefit)                      $ (206,000)    $  (581,000)  $   79,300
State income taxes, net of federal income tax benefit                  -               13,200       15,700
Deferred compensation                                                  -               -           (23,700)
Other, net                                                             -               19,000        1,500
Utilization of tax loss carryforwards                                  -               -           (47,200)
Provision for valuation reserve                                       206,000         562,000       -
                                                                   ----------     -----------   ----------

                    Total income tax expense                       $   -          $    13,200   $   25,600
                                                                   ==========     ===========   ==========

The tax effect of significant temporary differences representing income tax assets is as follows:

                                                        DECEMBER 31
                                                 -------------------------
                                                     1995          1994
                                                 -----------   -----------
Deferred income tax assets-
   Tax loss carryforwards                        $ 2,200,000   $ 2,187,000
   Depreciation                                      135,000        55,000
   Deferred revenues                                 115,000        28,000
   Other                                              74,000        48,000
                                                 -----------   -----------

                                                 $ 2,524,000   $ 2,318,000
                                                 ===========   ===========


A valuation reserve of $2,524,000 and $2,318,000 as of December 31, 1995 and 1994, respectively, representing the total of deferred tax assets has been recognized by the Company as it cannot determine that it is more likely than not that all of the deferred tax assets will be realized.

11.   RELATED-PARTY TRANSACTIONS:

During 1993 and prior, the Company leased its offices at a market rate from a joint venture partially comprised of an investor in the Company. Office rent expense under this lease for the year ended December 31, 1993, was approximately $120,000.

12.   QUARTERLY RESULTS OF OPERATIONS
      (UNAUDITED):

The results of operations by quarter for the years ended December 31, 1995 and 1994, were as follows:

                                                                    EARNINGS
                                     OPERATING      NET INCOME       (LOSS)
                                     REVENUES         (LOSS)       PER SHARE
                                    ----------------------------------------
 1995-
    Quarter ended-
      March 31                      $  2,618,941    $ (434,066)        $(.04)
      June 30                          3,267,566      (272,876)         (.02)
      September 30                     2,304,773      (182,273)         (.02)
      December 31                      2,846,566       283,652          .02
                                    ------------    ----------

                    Total           $ 11,037,846    $ (605,563)
                                    ============    ==========

 1994-
    Quarter ended-
      March 31                     $   1,995,232  $   (160,106)        $(.02)
      June 30                          2,274,443      (403,674)         (.04)
      September 30                     2,230,335      (496,763)         (.04)
      December 31                      2,116,470      (662,158)         (.06)
                                   -------------  -------------

                    Total          $   8,616,480  $ (1,722,701)
                                   =============  ============




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has not changed independent accountants within the twenty-four months prior to December 31, 1995 or subsequent to that date.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS, EXECUTIVE OFFICERS AND KEY TECHNICAL PERSONNEL

         The following table sets forth certain information with respect to the Company's Directors, executive officers and key technical personnel:


      NAME                 AGE                     POSITION
      -----------------------------------------------------
Edward P. Gistaro          60         Chairman of the Board and Chief
                                         Executive Officer and Director

Allan H. Hobgood           57         President and Chief Operating Officer
                                         and Director

Lori A. Turner             38         Vice President of Finance and Treasurer

Ralph Brown                62         Secretary and Director

Al R. Ireton               61         Director

Philip J. Romano           56         Director

Chauncey E. Schmidt        64         Director

Jim Feuerstein *           46         Senior Vice President and Chief
                                         Technical Officer, JFS Division

Jane Gennarelli *          40         Vice President/Senior Consultant

* Not considered "executive officers", as defined in Rule 405 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

         Edward P. Gistaro has served as Chief Executive Officer of the Company since June 4, 1988 and served as President from July 10, 1988 until March 18, 1991. Mr. Gistaro was employed by Datapoint Corporation, a company involved in the manufacturing of computer systems, in various managerial positions from 1973 to 1987. From 1982 to 1985 Mr. Gistaro served as the President and Chief Operating Officer of Datapoint Corporation, and he served from 1985 to 1987 as its President and Chief Executive Officer.

         Allan H. Hobgood was elected Chief Operating Officer of the Company on April 16, 1991 and President of the Company on November 4, 1992. Mr. Hobgood had served as the Company's Vice President of Marketing from August 25, 1988 to April 16, 1991. From January 1988 until August 1988, Mr. Hobgood served as Vice President of Sales for Advanced Signing, Inc., a commercial sign firm, and from 1981 to March, 1987, Mr. Hobgood held several managerial positions relating to marketing, including Vice President of U.S. Sales, at Datapoint Corporation.

         Lori A. Turner, C.P.A., C.M.A., was appointed Vice President in early 1996. She joined the Company in May 1990 as Controller and was appointed Treasurer in June 1990. In July 1991, Ms. Turner was elected Assistant Secretary to the Company. From 1984 through 1989, Ms. Turner held various financial positions at Fuddruckers, Inc., a fast-food restaurant chain. Prior to joining Docucon, she worked as a consultant for Fuddruckers and other firms.

         Ralph Brown, an attorney in private practice since 1968, has served as Secretary of the Company since May 1, 1987. From 1987 to 1989, he served also as Treasurer of the Company. Mr. Brown has also served since 1975 as President of Cherokee Ventures, Inc., a real estate leasing firm, since 1978 as President of East Central Development Corporation and since 1982 as President of Southeast Suburban Properties, Inc. The latter two businesses are real estate development firms.

         Al R. Ireton was elected as a Director of the Company in May 1993. Mr. Ireton has been Chairman of Manchester Partners, an investment and growth strategy advisory organization providing capital and strategic assistance to growing companies, since October 1988. From 1985 through September 1988, he served as President and Chief Executive Officer of Texet Corporation, a desktop publishing company. Mr. Ireton has 25 years' experience serving as president and chief executive officer of growth-oriented companies, and has served on several corporate boards.

         Philip J. Romano served as Chairman of the Board of the Company from September 6, 1988 until June 4, 1989. Mr. Romano founded Fuddruckers, Inc. and served as a director of that company from its inception in 1979 until November 1988. Mr. Romano was President of Fuddruckers, Inc. from its inception until January 1985. Since January 1985, Mr. Romano has been a private investor.

         Chauncey E. Schmidt was elected to the Board of Directors of the Company in February 1993. He has been Chairman of C. E. Schmidt & Associates, an investment firm, since April 1989. From 1987 to March 1989, he was Vice Chairman of the Board of AMFAC, Inc., a New York Stock Exchange-listed company engaged in diversified businesses. He has previously served as President of The First National Bank of Chicago and Chairman of the Board and Chief Executive Officer of The Bank of California, N.A. Mr. Schmidt is on the Board of Trustees of the
U. S. Naval War College Foundation and is active in several civic and charitable organizations.

         Jim Feuerstein joined the Company as Senior Vice President and Chief Technical Officer of the JFS Division in March 1994 in connection with the JFS transaction. Mr. Feuerstein founded J. Feuerstein

Systems in 1981 as a consulting firm for information management in large-scale litigation, establishing a strong reputation in the pharmaceutical, insurance and legal markets.

         Jane Gennarelli was appointed Vice President/Senior Consultant in January 1996. She joined the Company as Vice President of Operations of the JFS Division in March 1994 in connection with the JFS transaction. Ms. Gennarelli served J. Feuerstein Systems as Project Manager and as Director of Litigation Support Services from September 1985 to March 1994. Previously, she was employed by Control Data Corporation (now Quorum Systems) of Minneapolis, Minnesota and Informatics of Rockville, Maryland.

GENERAL

         Directors of the Company hold office until the next Annual Meeting of Stockholders of the Company and until their successors are elected and qualified. Executive officers of the Company are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements or understandings known to the Company between any of the Directors, nominees for Director or executive officers of the Company and any other person pursuant to which any of such persons was elected as a Director or an executive officer, except as set forth below under Item 10, "Executive Compensation Employment Agreements". There are no family relationships between any Directors, nominees for Director or executive officers of the Company.


COMPLIANCE WITH SECTION 16(A) OF THE
   SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Boston Stock Exchange. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1995 through March 31, 1996, all officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.          EXECUTIVE COMPENSATION.


EXECUTIVE COMPENSATION GENERAL

         The following table sets forth compensation paid or awarded to the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 for all services rendered to the Company in 1995, 1994 and 1993:

                                            SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                         BONUS/ANNUAL   SECURITIES     LONG-TERM          ALL
                                                           INCENTIVE    UNDERLYING     INCENTIVE      OTHER COM-
NAME AND PRINCIPAL POSITION         YEAR      SALARY       AWARD (1)      OPTIONS       PAYOUTS      PENSATION (2)
------------------------------------------------------------------------------------------------------------------

Edward P. Gistaro                   1995     $129,192       $   ---            ---     $  ---           $   697
Chairman of the Board               1994      102,701        20,000         45,000        ---             1,541
and Chief Executive Officer         1993       99,998        43,760         50,000        ---             2,220

Allan H. Hobgood                    1995      100,256        68,637            ---        ---
President and                       1994       99,732        48,047         45,000        ---             2,250
Chief Operating Officer             1993       96,000       106,421         40,000        ---             2,539

--------------------
(1)   Mr. Gistaro is eligible to receive target bonus payments totalling $76,000 under the 1996 Management Incentive Bonus Plan as approved by the Compensation Committee of the Board of Directors. These payments may be increased or decreased depending upon the percentage of achievements of specified goals, which include revenues and returns on assets.

         Mr. Hobgood is eligible to receive 5.5% of the government and commercial division profits.

(2)   Matching contributions under the Company's 401(k) Plan.


STOCK OPTION GRANTS IN 1995

There were no stock options granted in 1995 to the Chief Executive Officer or any other executive officer of the Company whose compensation exceeded $100,000 for all services rendered to the Company.


STOCK OPTION EXERCISES IN 1995 AND OPTION VALUES AT DECEMBER 31, 1995

                                                                                       VALUE OF UNEXERCISED
                        SHARES                  NUMBER OF UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                       ACQUIRED                     AT DECEMBER 31, 1995               AT DECEMBER 31, 1995
                          ON        VALUE       -----------------------------------------------------------------
      NAME             EXERCISE    REALIZED     EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------
Edward P. Gistaro........ ---         ---         250,000           15,000          $      _          $      _
Allan H. Hobgood......... ---         ---         240,000           15,000                 _                 _

EMPLOYMENT AGREEMENTS

         Both Edward P. Gistaro and Allan H. Hobgood have employment agreements with the Company. Pursuant to such agreements, Mr. Gistaro is to be paid $100,000 per annum and Mr. Hobgood is to be paid $96,000 per annum and 5.5% of the profits of the government and commercial divisions. The agreements do not have fixed terms, and are terminable upon 30 days' prior written notice by either the Company or the employee, or by the Company "for cause" at any time. Further, each agreement requires that the employee keep Company matters confidential, restricts the employee from being directly or indirectly involved with any entity in a business competitive with that of the Company for a period of years following the termination of the agreement, and provides for a severance payment to the employee in the event he is terminated by the Company without cause.


STOCK OPTIONS

1988 STOCK OPTION PLAN

         The Company has a 1988 Stock Option Plan, currently covering an aggregate of 1,360,000 shares of Common Stock. The 1988 Stock Option Plan provides for the grant to officers, Directors and key employees of the Company of incentive stock options ("ISOs") intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options ("NQSOs"). The 1988 Stock Option Plan was approved by the stockholders of the Company on November 15, 1988. Amendments to the 1988 Stock Option Plan increasing the number of shares covered thereby were approved by the stockholders of the Company on April 21, 1989, May 14, 1991 and May 7, 1992. As of March 15, 1996, under the 1988 Stock Option Plan there were outstanding options to purchase 1,144,650 shares of the Company's Common Stock at prices ranging from $.41 to $.875 per share.

         Under the 1988 Stock Option Plan, which is administered by the Stock Option Committee of the Board of Directors, key employees may be granted options to purchase shares of the Company's Common Stock at 100% of fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). The 1988 Stock Option Plan expires on October 31, 1998. Options granted under the 1988 Stock Option Plan must be exercised within ten years from the date of grant, vest at varying times, as determined by the Stock Option Committee, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months after termination of employment, unless such termination is by reason of death or disability or for cause. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth in the option. Such payment must be made in cash or through delivery of shares of Common Stock or a combination of cash and Common Stock, all as determined by the Stock Option Committee. The Stock Option Committee may determine other terms applicable to particular options. No one person may receive ISO options for which the aggregate fair market value (determined at the time each ISO is granted) of options exercisable for the first time during any calendar year exceeds $100,000.

1991 DIRECTOR NON-STATUTORY STOCK OPTION PLAN

         The Company also has a 1991 Director Non-Statutory Stock Option Plan (the "1991 Director Plan"), currently covering an aggregate of 500,000 shares of Common Stock. The 1991 Director Plan was approved by the stockholders of the Company on May 7, 1992 and provides for the grant of NQSOs to non-employee Directors of the Company. As of March 15, 1996, there were outstanding under the 1991 Director Non-Statutory Stock Option Plan options to purchase 320,000 shares of the Company's Common Stock at prices ranging from $.53 to $.56 per share.

         Under the 1991 Director Plan, which is administered by the Board of Directors, non-employee Directors are granted options to purchase 40,000 shares of the Company's Common Stock upon their initial election as Directors and 30,000 shares on the second anniversary date of such election at the then-current market price of such shares. One-third of the initial grant shall vest on each anniversary of the date of grant, and one-third of the second grant shall vest every six months after the date of grant. The 1991 Director Plan expires on February 10, 2001. Under an amendment to the 1991 Director Plan adopted by the Board of Directors in February 1992, each eligible Director will receive an additional annual grant of options covering 10,000 shares of Common Stock, commencing with the fiscal year of the Company immediately following the fiscal year in which all shares of Common Stock covered by the initial grant and the second grant described above are fully vested, and such annual grant will continue each fiscal year thereafter until options covering all shares reserved for issuance under the 1991 Director Plan have been granted. Options granted under the 1991 Director Plan must be exercised within ten years from the date of grant, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months after termination of service as a Director of the Company, unless such termination is by reason of death or disability or for cause. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth in the option. Such payment must be made in cash or through delivery of shares of Common Stock or a combination of cash and Common Stock. The 1991 Director Plan may be amended at any time by vote of the Board of Directors.

         During 1995, Messrs. Ralph Brown and Philip J. Romano, both Directors of the Company, were granted options covering 10,000 shares each of Common Stock at an exercise price of $.53 per share. Messrs. Schmidt and Ireton were granted options covering 30,000 shares each of Common Stock, also at an exercise price of $.53 per share. The exercise price per share of each such option was not less than the closing bid price of the Common Stock reported on The Nasdaq Stock Market on the date of the grant.

REPRICING OF OUTSTANDING OPTIONS

         Set forth below is certain information concerning a repricing of options held by the executive officers named in the Summary Compensation Table set forth in Item 10, "Executive Compensation General", during the period October 24, 1986 through February 28, 1995:

                                                                                                        LENGTH OF
                                                                                                         ORIGINAL
                                                    MARKET PRICE       EXERCISE                         OPTION TERM
                                     NUMBER OF       OF STOCK AT       PRICE AT                        REMAINING AT
                                     OPTIONS/          TIME OF          TIME OF                           DATE OF
                                       SARS           REPRICING        REPRICING           NEW         REPRICING OR
                                    REPRICED OR          OR               OR            EXERCISE         AMENDMENT
      NAME             DATE           AMENDED         AMENDMENT        AMENDMENT          PRICE          (MONTHS)
      -----------------------------------------------------------------------------------------------------------

Edward P. Gistaro     6/23/89          90,000         .56              .70              .56                 51
                      8/28/91          50,000         .56             1.25              .56                 77
                      8/13/92          30,000         .56            1.375              .56                 88
                      8/10/93          50,000         .56            1.218              .56                100

Allan H. Hobgood      6/23/89          60,000         .56              .70              .56                 51
                      5/28/91          50,000         .56             1.25              .56                 74
                      8/28/91          30,000         .56             1.25              .56                 77
                      8/13/92          30,000         .56            1.375              .56                 88
                      8/10/93          40,000         .56            1.218              .56                100

         In order to ensure that the Company's equity-based compensation programs meet their goals of providing motivation and incentive for key executives of the Company, the Board of Directors determined at a meeting held on February 14, 1995, that it was desirable to reprice all outstanding options held by officers, Directors and employees of the Company to bring their exercise prices into line with the then-current market price of the Company's Common Stock. The Company's stock option plans generally provide that the Board of Directors has the discretion to effect such a repricing in the exercise of their business judgment.


EMPLOYEE STOCK PURCHASE PLAN

         In order to promote ownership of the Company's Common Stock by its employees, effective January 1, 1994, the Board of Directors adopted the Company's 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which was approved by the stockholders at the 1994 Annual Meeting of Stockholders. Under the Stock Purchase Plan, eligible employees may elect to have up to 10% of their Base Pay (as defined) deducted and utilized for the purchase of Common Stock of the Company in annual or semiannual offerings to be made by the Company to eligible employees. The Company has reserved 800,000 shares of Common Stock for issuance pursuant to the Stock Purchase Plan. The Company issued 100,583 and 70,983 shares in January 1996 and 1995 pursuant to this Plan at purchase prices of $.32 and $.345 per share, which represents 85% of the closing price on December 29, 1995 and December 30, 1994, respectively.

         Under the Stock Purchase Plan, the Company will make available in each year from January 1, 1994 through December 31, 1997 up to 200,000 shares of Common Stock (plus any unused balance from prior years). Such shares will be offered to participating employees in annual or semiannual offerings. Participating employees will be deemed to have been granted options to purchase Common Stock in each offering in an amount equal to the amount of their respective payroll deductions divided by 85% of the market value of the Common Stock of the Company on the applicable Offering Commencement Date. The option price shall be the lesser of 85% of the closing price of the Common Stock on the Offering

Commencement Date (or the next preceding trading day) or 85% of the closing price of Common Stock on the Offering Termination Date (or the next preceding trading day). Unless a participating employee terminates participation as provided in the Stock Purchase Plan, such employee shall be deemed to have exercised such option on the Offering Termination Date and shall be issued a corresponding number of shares of Common Stock.

         The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors and will expire on December 31, 1997 unless sooner terminated or amended by the Board of Directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1996, by all persons known to the Company to own beneficially more than 5% of the Company's Common Stock.

                                         NAME AND                            AMOUNT AND
                                        ADDRESS OF                            NATURE OF                  PERCENT
  TITLE OF CLASS                     BENEFICIAL OWNERS                  BENEFICIAL OWNERSHIP             OF CLASS(3)
  ------------------------------------------------------------------------------------------------------------------
Common Stock,                  Demuth, Folger & Terhune                      900,000 (1)                   7.0%
par value $.01                 One Exchange Plaza
per share                      55 Broadway
                               New York, New York 10006

(1)      Consists of 900,000 shares of Common Stock  underlying a Warrant to
                               Purchase Common Stock exercisable at an exercise price of $2.00 per share. The percentage of ownership is calculated based on 13,491,137 shares of outstanding.

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1996 (a) by each of the Company's directors, (b) by the Company's Chief Executive Officer and its only other executive officer whose 1995 compensation exceeded $100,000, and (c) by all Directors and executive officers as a group.

                                   NAME AND                             AMOUNT AND
                                  ADDRESS OF                             NATURE OF                       PERCENT
  TITLE OF CLASS             BENEFICIAL OWNER (1)                BENEFICIAL OWNERSHIP (2)             OF CLASS (3)
  ----------------------------------------------------------------------------------------------------------------

Common Stock,              Edward P. Gistaro                            488,529   (4)                     3.80%
par value $.01             Allan H. Hobgood                             327,687   (5)                     2.55%
per share                  Ralph Brown                                  273,100   (6)                     2.15%
                           Al R. Ireton                                  36,666   (7)                      .29%
                           Philip J. Romano                             220,763   (6)                     1.74%
                           Chauncey E. Schmidt                           50,000   (8)                      .40%
                           All Directors and
                              Executive Officers
                              as a Group (7
                              persons including
                              the above)                              1,461,504   (9)                     10.9 %

--------------------
(1)      The address for all persons named is 7461 Callaghan Road, San Antonio,
                  Texas 78229.

(2)      The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(3)      Unless otherwise indicated below, the percentage of ownership is based upon 12,591,137 shares of Common Stock outstanding, which includes 766,659 shares of Common Stock into which outstanding shares of Preferred Stock are convertible and which the holders of the Preferred Stock are entitled to vote.

(4)      Includes  265,000 shares subject to currently  exercisable  stock options. The percentage of ownership is based on 12,856,137 shares outstanding.

(5)      Includes  255,000 shares subject to currently  exercisable  stock options. The percentage of ownership is based on 12,846,137 shares outstanding.

(6)      Includes  85,000 shares subject to currently  exercisable  stock options. The percentage of ownership is based on 12,676,137 shares outstanding.

(7)      Includes  36,666 shares subject to currently  exercisable  stock options. The percentage of ownership is based on 12,627,803 shares outstanding.

(8)      Includes  50,000 shares subject to currently  exercisable  stock options. The percentage of ownership is based on 12,641,137 shares outstanding.


(9)      Includes  813,833 shares subject to currently  exercisable  stock options. The percentage of ownership is based on 13,404,970 shares outstanding.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since January 1, 1995, no officer, executive officer, or affiliate of the Company has entered into any direct or indirect material transaction, or series of transactions, or had any direct or indirect material interest in any proposed transaction, or series of transactions, to which the Company is to be a party where the amount involved exceeds $60,000.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         The Exhibits required by Regulation S-B are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-KSB, as so indicated in such list.

     2.1          Asset Purchase Agreement dated March 15, 1994, between
                      Docucon, Incorporated and J. Feuerstein Systems, Inc., including the related Letter Agreement, dated January 28, 1994, between Jim Feuerstein and Docucon, Incorporated, as filed as Exhibit 2.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is hereby incorporated herein by reference.

     3.1          Certificate  of  Incorporation  of Docucon,  Incorporated,
                      filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-25561), is hereby incorporated herein by reference.

     3.2          Certificate of Amendment to  Certificate  of  Incorporation
                      of Docucon, Incorporated, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, is hereby incorporated herein by reference.

     3.3          Bylaws of Docucon,  Incorporated,  filed as Exhibit 3.2 to the
                      Company's Registration Statement on Form S-1 (Registration No. 33-25561), is hereby incorporated herein by reference.

     3.4          Certificate  of  Merger  of  Docucon,   Incorporated,   a
                      Delaware corporation, and Docucon, Incorporated, a Texas corporation, October 11, 1988.

     3.5          Certificate  of  Designation  Preferences  of Series A
                      Convertible Preferred Stock of Docucon, Incorporated, May 29, 1990.

     3.6          Certificate  of  Designation  Preferences of Series B
                      Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock of Docucon, Incorporated, June 12, 1991.

     3.7          Certificate  of Correction of  Certificate  of  Designation
                      Preferences of Series A Convertible Preferred Stock of Docucon, Incorporated, June 1, 1990.

     4.1          Warrant to Purchase  Common Stock of Docucon,  Incorporated,
                      entitling D. H. Blair Investment Banking Corp. to purchase 80,000 shares of Common Stock at an exercise price of $.75 per share, expiring on November 5, 1995, as filed as
                      Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-82018), is hereby incorporated by reference.

     4.2          Warrant to Purchase  Common Stock of Docucon,  Incorporated,
                      entitling D. H. Blair Investment Banking Corp. to purchase 160,000 shares of Common Stock at an exercise price of $.70 per share, expiring on November 5, 1995, as filed as
                      Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-82018), is hereby incorporated by reference.

     4.3          Warrant to Purchase Common Stock of Docucon, Incorporated,
                      entitling James Coleman to purchase 20,000 shares of Common Stock at an exercise price of $.75 per share, expiring on November 5, 1995, as filed as Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-82018), is hereby incorporated by reference.

     4.4 Warrant to Purchase Common Stock of Docucon, Incorporated, entitling James Coleman to purchase 40,000 shares of Common Stock at an exercise price of $.70 per share, expiring on November 5, 1995, as filed as Exhibit 4.6 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-82018), is hereby incorporated by reference.

     4.5          Stock Option Agreement,  dated August 31,  1992, in which
                      Docucon, Incorporated granted The Wall Street Group, Inc. a stock option to purchase up to 72,727 shares of Common Stock at a price of $1.375 per share, as filed as Exhibit
                      4.14 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-82018), is hereby incorporated by reference.

     10.1         Contract, dated as of May 8, 1991, between the Company
                        and the U. S. Department of Defense, filed as Exhibit
                        10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, is hereby incorporated herein by reference.

     10.2         Employment  Agreements  between the Company and each of
                      Edward P. Gistaro and Allan H. Hobgood, filed as Exhibit
                      10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-25561), are hereby incorporated herein by reference.

     10.3         Amendment to Employment Agreement between the Company and
                       Allan H. Hobgood, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, is hereby incorporated herein by reference.

     10.5         1988 Stock Option Plan, filed as Exhibit 10.9 to the Company's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1991, is hereby incorporated herein by reference.

     10.6         1991 Director  Non-Statutory  Stock Option Plan,  filed as
                      Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, is hereby incorporated herein by reference.

     10.8         Note and Warrant Purchase Agreement, dated as of December 15,
                      1992, between the Company and Demuth, Folger & Terhune, including all Exhibits thereto (which include the form of Promissory Note, the form of Common Stock Purchase Warrant and the form of Deed of Trust executed and delivered in connection with the transaction), filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated December 16, 1992, is hereby incorporated herein by reference.

     10.9         Employment Agreement, dated March 15, 1994, between Docucon,
                      Incorporated and James Feuerstein, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is hereby incorporated herein by reference.

     10.10        Employment Agreement, dated March 15, 1994, between Docucon,
                      Incorporated and Jane Gennarelli, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is hereby incorporated herein by reference.

     10.11        1993 Employee  Stock  Purchase  Plan,  filed as Exhibit  10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is hereby incorporated herein by reference.

     11           Computation of Earnings Per Share.

     23           Consent of Arthur Andersen, L.L.P.


(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on January 23, 1996 for the purpose of reporting fourth quarter 1995 earnings and to evidence the Company's compliance with the NASDAQ alternative capital and surplus requirement of $2,000,000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOCUCON, INCORPORATED


                                        By: /s/ EDWARD P. GISTARO
                                                Edward P. Gistaro
                                            Chairman of the Board and
                                             Chief Executive Officer

                                        Date:   March 29, 1996

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                      CAPACITY                                DATE
               -------------------------------------------------------------------------------------------

            EDWARD P. GISTARO                                                                    March 29, 1996
-----------------------------------------             Chairman of the Board and
            Edward P. Gistaro                   Chief Executive Officer and Director
                                                 (Principal Executive and Financial
                                                              Officer)

            ALLAN H. HOBGOOD                                                                     March 29, 1996
-----------------------------------------                   President and
            Allan H. Hobgood                           Chief Operating Officer
                                                             and Director

               LORI TURNER                                                                       March 29, 1996
-----------------------------------------               Vice President, Finance
               Lori Turner                                    Treasurer
                                                    (Principal Accounting Officer)

               RALPH BROWN
-----------------------------------------                     Director                           March 29, 1996
               Ralph Brown

              AL R. IRETON
-----------------------------------------                     Director                           March 29, 1996
              Al R. Ireton

            PHILIP J. ROMANO
-----------------------------------------                     Director                           March 29, 1996
            Philip J. Romano

           CHAUNCEY E. SCHMIDT
-----------------------------------------                     Director                           March 29, 1996
           Chauncey E. Schmidt

