Form 10-Q
period 1996-03-31
DOCUCON INCORPORATED
filed 1996-05-14
CIK 843006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                  (Mark One)
                     [X]   Quarterly Report Under Section 13 or 15(d)
                              of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1996

                                       OR

                     [ ]   Transition Report Under Section 13 or 15(d)
                              of the Exchange Act

              For the Transition Period From _________ to _________

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

                                 (210) 525-9221
                           (Issuer's telephone number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity as of May 9, 1996. 11,891,144


                                       -2-

                              DOCUCON, INCORPORATED

                                      INDEX
                                                                            Page
                                                                            ----
PART I.                 FINANCIAL INFORMATION

Item 1:                 Balance Sheets - March 31, 1996,
                           and December 31, 1995                              3

                        Statements of Operations - For
                           the Three Months Ended
                           March 31, 1996 and 1995                            5

                        Statements of Cash Flows - For
                           the Three Months Ended
                           March 31, 1996 and 1995                            6

                        Notes to Financial Statements                         7

Item 2:                 Management's Discussion and
                           Analysis of Financial Condition
                           and Results  of Operations                        10


PART II.                OTHER INFORMATION                                    12


SIGNATURES                                                                   13

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                                       March 31,
                                                                         1996         December 31,
                                      ASSETS                          (Unaudited)         1995
                                                                       ----------      ----------
CURRENT ASSETS:
   Cash and temporary cash investments .............................   $  117,095      $  139,167
   Accounts receivable-trade, net of allowance for doubtful accounts of $4,084 and $7,683 in 1996 and 1995, respectively-
       U.S. Government .............................................      531,631         594,090
       Commercial ..................................................      998,603       1,278,796
   Unbilled revenues ...............................................      685,561         579,821
   Other receivables ...............................................          930           1,648
   Prepaid expenses and other ......................................      167,500          69,634
                                                                       ----------       ----------

                             Total current assets ..................    2,501,320       2,663,156
                                                                       ----------       ----------

PROPERTY AND EQUIPMENT:
   Conversion systems ..............................................    4,841,992       4,540,302
   Building and improvements .......................................    1,524,756       1,515,608
   Land ............................................................      230,000         230,000
   Furniture and fixtures ..........................................      234,540         278,805
                                                                       ----------       ----------

                             Total property and equipment ..........    6,831,288       6,564,715

   Less- Accumulated depreciation ..................................    4,354,086       4,182,671
                                                                       ----------       ----------

                             Net property and equipment ............    2,477,202       2,382,044
                                                                       ----------       ----------

SOFTWARE DEVELOPMENT COSTS, net ....................................      405,616         358,879
                                                                       ----------       ----------

GOODWILL, net ......................................................      334,172         338,824
                                                                       ----------       ----------

                             Total assets ..........................   $5,718,310       $5,742,903
                                                                       ==========       ==========

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED


                                                                                  March 31,
                                                                                    1995        December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                       (UNAUDITED)        1995
                                                                                 -----------    -----------
CURRENT LIABILITIES:
   Accounts payable ..........................................................   $   753,707    $   697,980
   Accrued liabilities .......................................................       725,045        774,955
   Line of credit ............................................................       250,000        400,000
   Note payable ..............................................................        52,516           --
   Current maturities of capital lease obligations ...........................         1,579          3,107
   Deferred revenues .........................................................       378,158        339,558
   Current maturities of long-term debt ......................................     1,500,000      1,500,000
                                                                                 -----------    -----------

                             Total current liabilities .......................     3,661,005      3,715,600
                                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 10,000,000 shares authorizedSeries A, 60 shares authorized, 21 shares outstanding as of March 31, 1996,
       and December 31, 1995 .................................................            21             21

   Common Stock, $.01 par value, 25,000,000 shares authorized; 11,891,144 and
     11,771,228 shares outstanding as of March 31, 1996, and December 31, 1995       118,824        117,712
   Additional paid-in capital ................................................     9,516,181      9,506,553
   Accumulated deficit .......................................................    (7,577,721)    (7,596,983)
                                                                                 -----------    -----------

                             Total stockholders' equity ......................     2,057,305      2,027,303
                                                                                 -----------    -----------

                             Total liabilities and stockholders' equity ......   $ 5,718,310    $ 5,742,903
                                                                                 ===========    ===========

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                              Three Months
                                                                             ENDED MARCH 31
                                                                      ----------------------------
                                                                          1996           1995
                                                                      ------------    ------------
OPERATING REVENUES ................................................   $  2,333,653    $  2,618,941
                                                                      ------------    ------------

COSTS AND EXPENSES:
   Production .....................................................      1,275,793       1,675,746
   Research and development .......................................        109,901         172,042
   General and administrative .....................................        252,154         246,542
   Marketing ......................................................        444,679         647,474
   Depreciation and amortization ..................................        197,987         280,319
                                                                      ------------    ------------

                                                                         2,280,514       3,022,123

OPERATING INCOME (LOSS) ...........................................         53,139        (403,182)

OTHER INCOME (EXPENSE):
   Interest expense ...............................................        (39,839)        (32,431)
   Other, net .....................................................          5,962           1,547
                                                                      ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES .................................         19,262        (434,066)

INCOME TAX EXPENSE ................................................           --              --

NET INCOME (LOSS) .................................................         19,262        (434,066)

PREFERRED STOCK DIVIDEND REQUIREMENTS .............................         14,438          15,813
                                                                      ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS ...............   $      4,824    $   (449,879)
                                                                      ============    ============


PRIMARY INCOME (LOSS) PER COMMON SHARE AND COMMON
   SHARE EQUIVALENTS ..............................................   $       --      $       (.04)
                                                                      ============    ============


WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS .......     12,318,937      11,613,686
                                                                      ============    ============

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                                 Three Months
                                                                                                                ENDED MARCH 31
                                                                                                          --------------------------
                                                                                                              1996           1995
                                                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................................................         $  19,262          $(434,066)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities-
       Depreciation and amortization .........................................................           197,987            280,319
       Changes in current assets and current liabilities-
         (Increase) decrease in receivables ..................................................           237,630           (690,839)
         Increase in prepaid expenses ........................................................           (97,866)           (20,138)
         Increase in accounts payable and accrued liabilities ................................             5,817            577,227
         Increase in deferred revenues .......................................................            38,600            126,427
                                                                                                       ---------          ---------
                   Net cash provided by (used in) operating activities .......................           401,430           (161,070)
                                                                                                       ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................................................          (269,787)          (218,573)
   Capitalized software development costs ....................................................           (65,443)              --

                 Net cash used in investing activities .......................................          (335,230)          (218,573)
                                                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances (payments) under line of credit ..................................................          (150,000)           200,000
   Principal payments under capital lease obligations ........................................            (1,528)            (4,247)
   Net proceeds from exercise of stock options ...............................................            10,739             20,099
   Proceeds from issuing note payable ........................................................            67,054               --
   Principal payments on notes payable .......................................................           (14,537)           (10,560)
                                                                                                       ---------          ---------

                 Net cash provided by (used in) financing activities .........................           (88,272)           205,292
                                                                                                       ---------          ---------


NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS ...............................           (22,072)          (174,351)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period .....................................           139,167            376,798
                                                                                                       ---------          ---------
CASH AND TEMPORARY CASH INVESTMENTS, end of period ...........................................         $ 117,095          $ 202,447
                                                                                                       =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest ................................................................................         $   9,839          $   2,621
     Income taxes ............................................................................              --                 --
                                                                                                       ---------          ---------
                                                                                                       $   9,839          $   2,621
                                                                                                       =========          =========

DISCLOSURE OF ACCOUNTING POLICY:
   The Company considers funds invested in highly liquid investments having a maturity of 90 days or less to be temporary cash investments

                       See Notes to Financial Statements

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1

The financial statements included herein have been prepared by Docucon, Incorporated (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

Since its inception, the Company has incurred losses of approximately $7.6 million which have been funded primarily through the Company's public offering, issuances of preferred stock, the exercise of warrants and debt financing. The Company has taken steps to improve its 1996 operating results. The steps taken include exiting the litigation support services market and focusing on the Company's core higher margined businesses. The Company also intends to refinance its $1,500,000 note payable which is currently due in December 1996. The note payable is secured by the Company's building and is nonrecourse to the Company. (See Note 5.) The Company's management believes that it is likely that the Company's operating results for 1996 will continue to improve over 1995 and will generate sufficient working capital to sustain its operations throughout the year. However, if operating results do not improve, the Company will be unable to ensure its continuing operations independent of additional capital infusions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Software development costs-

Included in software development costs is $250,000 for advanced litigation support software (Litigator's Notebook(TM)) which was acquired during March 1994. Also included in software development costs is approximately $200,000 of costs which were incurred during 1995 and 1996 to develop software which will support and complement Litigator's Notebook(TM). These costs are being amortized over a five-year period.

Goodwill-

In connection with an acquisition in March 1994, the Company recognized goodwill of approximately $372,000. This goodwill is being amortized on a straight-line basis over 20 years.

Use of estimates-

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

NOTE 4

Common stock and preferred stock-

Each share of the Company's Preferred Stock ($25,000 stated value) is convertible into 33,333 shares of Common Stock and earns cash dividends of 11 percent per annum. As of March 31, 1996, cumulative undeclared dividends on the Preferred Stock approximated $332,000. As these dividends are undeclared, they have not been recorded as a reduction of the Company's equity.

Stock options-

During the first quarter of 1995, the Company reduced the exercise price of all outstanding options granted under the 1988 Stock Option Plan and the 1991 Director Non-Statutory Stock Option Plan to $.5625 per share.

NOTE 5

Long-term debt-

In December 1992, financing for the Company's office building was obtained from a venture capital company. In connection with such financing, the Company issued a four-year, 8 percent promissory note in the principal amount of $1,500,000 secured by the building and issued 900,000 warrants to purchase an equivalent number of shares of Common Stock at an exercise price of $2.00 per share. As the exercise price exceeded the current market price and the financing terms of the debt were at market, no value was recorded for the warrants issued. The warrants expire in December 1999. The principal balance of the promissory note matures December 15, 1996, and interest is due quarterly.

Line of credit-

The Company's bank credit agreement consists of a $400,000 revolving line of credit which bears interest at prime plus 1.25 percent. The line is due on demand, or if no demand is made, payment of principal and accrued interest is due in August 1996. Borrowings pursuant to the revolving line of credit are secured by the Company's accounts receivable. As of March 31, 1996, $250,000 was outstanding under this line.

                             DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's operations during the quarter ended March 31, 1996, resulted in net income applicable to common stockholders of $4,824 compared to a net loss applicable to common shareholders of $449,879 for the comparable quarter in 1995.

Revenues decreased 11 percent for the three months ended March 31, 1996, as compared to the same period in 1995. Conversion service revenues earned under the Department of Defense (DOD) and commercial contracts increased 25 percent, but the absence of litigation support service revenues in the 1996 quarter resulted in the overall decrease. Late in 1995, the Company discontinued providing litigation support services due to lower than expected margins. Revenues earned from sales of the Company's software products, JFS Litigator's Notebook(TM) and the related product lines increased slightly for the quarter ended March 31, 1996, as compared to the comparable 1995 quarter.

Production costs decreased 24 percent for the quarter ending March 31, 1996, as compared to the same quarter in 1995. Termination of the unprofitable litigation support services division in late 1995 has resulted in lower production costs as a percentage of revenue.

Research and development costs decreased 36 percent for the quarter ending March 31, 1996, compared to the same period in 1995. The decrease was due to the Company concentrating its efforts on developing new software products to complement its JFS Litigator's Notebook(TM) software. The Company continued to devote research and development resources to the expansion of the capabilities of its JFS Litigator's Notebook(TM) and related software products, as well as development and enhancement of its document conversion capabilities.

Marketing expenses decreased 31 percent during the first quarter of 1996 as compared to the first quarter of 1995. While the Company continues to aggressively market its conversion services and software products, marketing efforts directed at litigation support services were discontinued in the second quarter of 1995, leading to the decrease in expense.

Depreciation and amortization expenses decreased 29 percent in the first quarter as compared to 1995. The decrease in depreciation and amortization charges is due to previous large additions of equipment that are now fully depreciated.

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

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


In 1991, the Company was awarded a contract from the Defense Printing Services Office (DPS) to provide conversion services for the DOD totaling $12.3 million. The award was increased in 1994 and 1995 by a total of $4.5 million and extended in time until April 1996. Additionally, in 1995, DPS awarded contracts totaling approximately $2.0 million to the Company. In February of 1996, DPS awarded a new contract to the Company. This contract allows the Company to provide up to $14.8 million of document services to DOD agencies through August 1997.

The Company is currently negotiating long-term financing on its $1,500,000 eight percent promissory note due in December 1996. This note is secured by the Company's office building. In connection with the purchase of the Company's office building in 1992, the Company issued 900,000 warrants to purchase an equivalent number of shares of Common Stock at an exercise price of $2.00 per share. The Company now occupies approximately five-sixths of the building with the remaining space being leased to third-party tenants. The Company believes that the building will fulfill its needs for the foreseeable future.

The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations. At March 31, 1996, $250,000 was outstanding under the Company's bank line of credit. The line of credit has a current maturity date of August 1996. These funds are expected to be adequate for the Company's needs for at least the next 12 months. During the first quarter of 1996, the Company expended over $200,000 from internally generated funds to purchase capital equipment needed to fulfill the requirements of the new DOD contract awarded in February 1996. While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

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


                                                  DOCUCON, INCORPORATED
                                                  (Registrant)


                                                  By: /s/__________________
                                                         Edward P. Gistaro,
                                                  Chief Executive Officer and
                                                  Principal Financial Officer


                                                  By: /s/__________________
                                                           Lori Turner,
                                                  Vice President of Finance
                                                  and Treasurer

Dated:    May 10, 1996

                                                                      EXHIBIT 11

                              DOCUCON, INCORPORATED

                        COMPUTATION OF EARNINGS PER SHARE

                                   (Unaudited)

                                                                                                    Three Months
                                                                                                   ENDED MARCH 31
                                                                                            ----------------------------
                                                                                                1996            1995
                                                                                            ------------    ------------
COMPUTATION OF PRIMARY EARNINGS PER SHARE:
   Net income (loss) ....................................................................   $     19,262    $   (434,066)
     Less- Preferred stock dividend requirements ........................................        (14,438)        (15,813)
                                                                                            ------------    ------------


       Net income (loss) applicable to common stockholders used for computation .........   $      4,824    $   (449,879)
                                                                                            ============    ============


WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ...........................     11,891,144      11,613,686

WEIGHTED AVERAGE INCREMENTAL SHARES OUTSTANDING UPON ASSUMED CONVERSION OF OPTIONS AND
   WARRANTS .............................................................................        427,793            --
                                                                                            ------------    ------------

WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS USED FOR COMPUTATION ........     12,318,937      11,613,686
                                                                                            ============    ============


PRIMARY INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT ......................   $    --         $       (.04)
                                                                                            ============    ============

COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE:
   Net income (loss) ....................................................................   $     19,262    $   (434,066)
   Preferred stock dividend requirements ................................................        (14,438)        (15,813)
   Decrease in net income (loss) applicable to common stock for-

     Preferred stock dividends not incurred upon assumed conversion of preferred stock ..         14,438          15,813
                                                                                            ------------    ------------

       Net income (loss) available to common stockholders used for computation ..........   $     19,262    $   (434,066)
                                                                                            ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ...........................     11,891,144      11,613,686

WEIGHTED AVERAGE INCREMENTAL SHARES OUTSTANDING UPON ASSUMED CONVERSION OF OPTIONS AND
   WARRANTS .............................................................................        427,793            --

WEIGHTED AVERAGE INCREMENTAL SHARES OUTSTANDING UPON ASSUMED CONVERSION OF THE
   PREFERRED STOCK ......................................................................        699,993         766,659
                                                                                            ------------    ------------
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION ............................................     13,018,930      12,380,345
                                                                                            ============    ============


INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT ASSUMING FULL DILUTION .......      $ --   (a)      $(.04) (a)
                                                                                               =======         =======

     (a) This calculation is submitted in accordance with Item 601(b)(11) of Regulation S-K although it is not required by APB Opinion No. 15 because it results in dilution of less than 3 percent.