Form 10QSB
period 1996-06-30
DOCUCON INCORPORATED
filed 1996-08-14
CIK 843006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               (Mark One)
                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1996

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

        State the number of shares outstanding of each of the issuer's classes of common equity as of July 31, 1996. 11,940,136

                              DOCUCON, INCORPORATED
                              ---------------------

                                      INDEX
                                      -----
                                                                          Page
                                                                          ----
PART I.    FINANCIAL INFORMATION

Item 1:    Balance Sheets - June 30, 1996, and December 31, 1995           3

           Statements of Operations - For the Six Months Ended
             June 30, 1996 and 1995                                        5

           Statements of Cash Flows - For the Six Months Ended
             June 30, 1996 and 1995                                        6

           Notes to Financial Statements                                   7

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

PART II.   OTHER INFORMATION                                              12

SIGNATURES                                                                13

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                              June 30,
                                                               1996       December 31,
                    ASSETS                                   (UNAUDITED)     1995
                                                             ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ....................   $  275,477   $  139,167
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $4,444 and $7,683 in 1996 and 1995,
    respectively-
      U.S. Government ....................................      755,017      594,090
      Commercial .........................................      722,743    1,278,796
  Unbilled revenues ......................................    1,237,248      579,821
  Other receivables ......................................        2,279        1,648
  Prepaid expenses and other .............................      260,785       69,634
                                                             ----------   ----------
                        Total current assets .............    3,253,549    2,663,156
                                                             ----------   ----------
PROPERTY AND EQUIPMENT:
  Conversion systems .....................................    4,935,955    4,540,302
  Building and improvements ..............................    1,542,111    1,515,608
  Land ...................................................      230,000      230,000
  Furniture and fixtures .................................      285,848      278,805
                                                             ----------   ----------
                        Total property and equipment .....    6,993,914    6,564,715
  Less- Accumulated depreciation .........................    4,501,061    4,182,671
                                                             ----------   ----------
                        Net property and equipment .......    2,492,853    2,382,044
                                                             ----------   ----------
SOFTWARE DEVELOPMENT COSTS, net ..........................      435,803      358,879
                                                             ----------   ----------
GOODWILL, net ............................................      329,519      338,824
                                                             ----------   ----------
                        Total assets .....................   $6,511,724   $5,742,903
                                                             ==========   ==========

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                                                                                   June 30,
                                                                                    1996        December 31,
               LIABILITIES AND STOCKHOLDERS' EQUITY                              (UNAUDITED)       1995
                                                                                 -----------    -----------
CURRENT LIABILITIES:
  Accounts payable ...........................................................   $ 1,038,393    $   697,980
  Accrued liabilities ........................................................       996,719        774,955
  Line of credit .............................................................       225,000        400,000
  Note payable ...............................................................        49,077           --
  Current maturities of capital lease obligations ............................           530          3,107
  Deferred revenues ..........................................................       421,580        339,558
  Current maturities of long-term debt .......................................     1,500,000      1,500,000
                                                                                 -----------    -----------
                        Total current liabilities ............................     4,231,299      3,715,600
                                                                                 -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 10,000,000 shares authorized- Series A, 60 shares authorized, 21 shares outstanding as of
      June 30, 1996, and December 31, 1995 ...................................            21             21
  Common Stock, $.01 par value, 25,000,000 shares authorized;
    11,894,477 and 11,771,228 shares outstanding as of June 30,
    1996, and December 31, 1995 ..............................................       118,945        117,712
  Additional paid-in capital .................................................     9,525,777      9,506,553
  Accumulated deficit ........................................................    (7,364,318)    (7,596,983)
                                                                                 -----------    -----------
                        Total stockholders' equity ...........................     2,280,425      2,027,303
                                                                                 -----------    -----------
                        Total liabilities and stockholders' equity ...........   $ 6,511,724    $ 5,742,903
                                                                                 ===========    ===========

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              Three Months                    Six Months
                                                              ENDED JUNE 30                  ENDED JUNE 30
                                                      ----------------------------    ----------------------------
                                                          1996           1995            1996             1995
                                                      ------------    ------------    ------------    ------------
OPERATING REVENUES ................................   $  3,351,968    $  3,267,566    $  5,685,621    $  5,886,507
                                                      ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Production ......................................      1,845,870       2,228,911       3,121,663       3,904,657
  Research and development ........................        210,981         171,067         320,882         343,109
  General and administrative ......................        305,663         220,078         557,817         466,620
  Marketing .......................................        562,387         641,928       1,007,066       1,289,402
  Depreciation and amortization ...................        176,523         252,633         374,510         532,952
                                                      ------------    ------------    ------------    ------------
                                                         3,101,424       3,514,617       5,381,938       6,536,740
                                                      ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS) ...........................        250,544        (247,051)        303,683        (650,233)

OTHER INCOME (EXPENSE):
  Interest expense ................................        (37,477)        (37,403)        (77,316)        (69,834)
  Other, net ......................................            336          11,578           6,298          13,125
                                                      ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES .................        213,403        (272,876)        232,665        (706,942)

INCOME TAX EXPENSE ................................           --              --              --              --

NET INCOME (LOSS) .................................        213,403        (272,876)        232,665        (706,942)

PREFERRED STOCK DIVIDEND REQUIREMENTS .............         14,438          15,408          28,876          31,221
                                                      ------------    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS   $    198,965    $   (288,284)   $    203,789    $   (738,163)
                                                      ============    ============    ============    ============
PRIMARY INCOME (LOSS) PER COMMON SHARE AND COMMON
  SHARE EQUIVALENTS ...............................   $        .02    $       (.02)   $        .02    $       (.06)
                                                      ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
  EQUIVALENTS .....................................     12,599,885      11,651,838      12,471,998      11,632,474
                                                      ============    ============    ============    ============

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                                                           Six Months
                                                                         ENDED JUNE 30
                                                                    ------------------------
                                                                       1996          1995
                                                                    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................................   $ 232,665    $  (706,942)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
      Depreciation and amortization .............................     374,510        532,952
      Other noncash expenses ....................................       7,787           --
      Changes in current assets and current liabilities-
        Increase in receivables .................................    (262,932)    (1,091,835)
        (Increase) decrease in prepaid expenses .................    (191,151)        25,926
        Increase in accounts payable and accrued liabilities ....     562,177        804,238
        Increase in deferred revenues ...........................      82,022        101,707
                                                                    ---------    -----------
           Net cash provided by (used in) operating activities ..     805,078       (333,954)
                                                                    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................    (432,406)      (388,684)
  Capitalized software development costs ........................    (120,532)          --

              Net cash used in investing activities .............    (552,938)      (388,684)
                                                                    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances (payments) under line of credit ......................    (175,000)       350,000
  Principal payments under capital lease obligations ............      (2,577)       (11,605)
  Net proceeds from exercise of stock options ...................      12,669         20,099
  Proceeds from issuing note payable ............................      87,054           --
  Principal payments on notes payable ...........................     (37,976)       (10,560)
                                                                    ---------    -----------
              Net cash provided by (used in) financing activities    (115,830)       347,934
                                                                    ---------    -----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS ..     136,310       (374,704)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period ........     139,167        376,798
                                                                    ---------    -----------
CASH AND TEMPORARY CASH INVESTMENTS, end of period ..............   $ 275,477    $     2,094
                                                                    =========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest ....................................................   $  47,329    $    39,751
    Income taxes ................................................        --             --
                                                                    ---------    -----------
                                                                    $  47,329    $    39,751
                                                                    =========    ===========

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

Since its inception, the Company has incurred losses of approximately $7.4 million which have been funded primarily through the Company's public offering, issuances of preferred stock, the exercise of warrants and debt financing. The Company has taken steps to improve its operating results. The steps taken include exiting the litigation support services market and focusing on the Company's core higher margined businesses. The Company also intends to refinance its $1,500,000 note payable which is currently due in December 1996. The note payable is secured by the Company's building and is nonrecourse to the Company. (See Note 5.) The Company's management believes that it is likely that the Company's operating results for 1996 will continue to improve over 1995 and will generate sufficient working capital to sustain its operations throughout the year. However, if operating results do not improve, the Company will be unable to ensure its continuing operations independent of additional capital infusions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Software development costs-

Included in software development costs is $250,000 for the Company's advanced work group product (Litigator's Notebook(TM)) which was acquired in 1994. Also included in software development costs is approximately $266,000 of costs which were incurred during 1995 and 1996 to develop software which will support and complement Litigator's Notebook. These costs are being amortized over periods ranging from three to five years.

Goodwill-

In connection with an acquisition in 1994, the Company recognized goodwill of approximately $372,000. This goodwill is being amortized on a straight-line basis over 20 years.

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

NOTE 4

Preferred stock-

Each share of the Company's Preferred Stock ($25,000 stated value) is convertible into 33,333 shares of Common Stock and earns cash dividends of 11 percent per annum. As of June 30, 1996, cumulative undeclared dividends on the Preferred Stock approximated $346,000. As these dividends are undeclared, they have not been recorded as a reduction of the Company's equity.

                             DOCUCON, INCORPORATED

NOTE 5

Long-term debt-

In December 1992, financing for the Company's office building was obtained from a venture capital company. In connection with such financing, the Company issued a four-year, 8 percent promissory note in the principal amount of $1,500,000 and issued 900,000 warrants to purchase an equivalent number of shares of Common Stock at an exercise price of $2.00 per share. As the exercise price exceeded the current market price and the financing terms of the debt were at market, no value was recorded for the warrants issued. The warrants expire in December 1999. The principal balance of the promissory note matures December 15, 1996, and interest is due quarterly. The promissory note is secured by the Company's office building.

Line of credit-

The Company's bank credit agreement consists of a $400,000 revolving line of credit which bears interest at prime plus 1.25 percent. The line is due on demand, or if no demand is made, payment of principal and accrued interest is due in August 1996, although the Company's management believes that the line of credit will be extended for an additional six months. Borrowings pursuant to the revolving line of credit are secured by the Company's accounts receivable. As of June 30, 1996, $225,000 was outstanding under this line.

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter and six months ended June 30, 1996, resulted in net income applicable to common stockholders of $198,965 and $203,789, respectively, compared to a net loss applicable to common shareholders of $288,284 and $738,163 for the respective 1995 periods.

Revenues increased slightly for the three months ended June 30, 1996, as compared to the same period in 1995. Revenues decreased slightly for the 1996 six-month period as compared to the 1995 period. Conversion service revenues earned under the Department of Defense (DOD) and commercial contracts increased by 23 percent and 27 percent for the three- and six-month periods. The Company discontinued providing litigation support services in late 1995. Revenues for the second quarter and first half of 1995 included approximately $900,000 and $1,700,000, respectively, from litigation support services. The absence of these revenues in the 1996 periods resulted in the overall small increase and decrease when compared to the respective 1995 periods. Revenues earned from sales of the Company's software products, JFS Litigator's Notebook, and the related product lines increased 135 percent and 70 percent for the quarter and six months ended June 30, 1996, as compared to the comparable 1995 periods. The increase in the 1996 quarter included revenues realized from a large order from a third-party reseller.

Production costs decreased 17 percent and 20 percent for the quarter and six months ended June 30, 1996, as compared to the comparable 1995 periods. The increase in product revenues, which have a lower percentage of production costs contributed to this decrease. Additionally, termination of unprofitable litigation support services in late 1995 has resulted in lower production costs as a percentage of revenue.

Research and development costs increased 23 percent for the quarter ended June 30, 1996, compared to the same period in 1995. The Company devoted increased resources to the development of new conversion applications and capabilities and to the expansion of its JFS Litigator's Notebook product line. Research and development costs decreased 6 percent for the 1996 six-month period as compared to the 1995 period.

Marketing expenses decreased 12 percent and 22 percent during the second quarter and first six months of 1996 as compared to the same periods in 1995. While the Company continues to aggressively market its conversion services and software products, marketing efforts directed at litigation support services were discontinued in the second quarter of 1995, leading to the decrease in expense.

Depreciation and amortization expenses decreased 30 percent in the second quarter and first six months of 1996 as compared to the 1995 periods. The decrease in depreciation and amortization charges is due to previous large additions of equipment that are now fully depreciated.

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

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In February of 1996, the Defense Printing Services Office awarded a contract to the Company that allows the Company to provide up to $14.8 million of document conversion services to DOD agencies through August 1997. The Company has also been the recipient of various other smaller contract awards from the DOD and other governmental and commercial entities. These contract awards include a contract in excess of $600,000 for conversion services from Lucent Technologies, formerly AT&T's systems and technology business. Additionally, the Company received a contract award from CACI, an international information technology and services corporation, for JFS Litigator's Notebook systems for 30 law firm installations.

The Company is currently negotiating long-term financing on its $1,500,000, 8 percent promissory note due in December 1996. The Company's management believes that such negotiations will be successful. This note is secured by the Company's office building. In connection with the purchase of the Company's office building in 1992, the Company issued 900,000 warrants to purchase an equivalent number of shares of Common Stock at an exercise price of $2.00 per share. The Company occupies most of the building and leases a small portion of the building to third-party tenants. The Company believes that the building will fulfill its needs for the foreseeable future.

The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations and, to the extent required, draws under the Company's line of credit. At June 30, 1996, $225,000 was outstanding under the Company's bank line of credit. The line of credit has a current maturity date of August 1996, but the Company's management believes that the line will be extended for an additional six months. These funds are expected to be adequate for the Company's needs for at least the next 12 months. While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

        (a)The Annual Meeting of Shareholders was held on May 21, 1996.

        (b)The following directors were elected to serve until the next Annual Meeting of Shareholders, and until their successors are elected and qualified:

                      Ralph Brown                  Edward P. Gistaro
                      Allan H. Hobgood             Al Ireton
                      Philip Romano                Chauncey Schmidt

        (c)None.

        (d)None.

Item 5. Other Matters - None

Item 6. Exhibits and Reports on Form 8-K

        (a)Exhibits

           Exhibit 11 - Computation of Earnings Per Share

        (b)Reports on Form 8-K - None

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

                                                   DOCUCON, INCORPORATED
                                                   (Registrant)

                                              By   ___________________________
                                                   Edward P. Gistaro,
                                                   Chief Executive Officer and
                                                   Principal Financial Officer




                                              By   ___________________________
                                                   Lori Turner,
                                                   Vice President of Finance
                                                   and Treasurer

Dated:   August 12, 1996

                                                                      EXHIBIT 11

                              DOCUCON, INCORPORATED

                        COMPUTATION OF EARNINGS PER SHARE

                                   (Unaudited)

                                                                    Three Months                         Six Months
                                                                    Ended June 30                        Ended June 30
                                                         -------------------------------       -------------------------------
                                                              1996               1995               1996               1995
                                                         ------------       ------------       ------------       ------------
COMPUTATION OF PRIMARY EARNINGS PER SHARE:
  Net income (loss) ..................................   $    213,403       $   (272,876)      $    232,665       $   (706,942)
    Less- Preferred stock dividend requirements ......        (14,438)           (15,408)           (28,876)           (31,221)
                                                         ------------       ------------       ------------       ------------
    Net income (loss) applicable to common
      stockholders used for computation ..............   $    198,965       $   (288,284)      $    203,789       $   (738,163)
                                                         ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING ........................................     11,893,168         11,651,838         11,885,102         11,632,474

WEIGHTED AVERAGE INCREMENTAL SHARES OUTSTANDING UPON
  ASSUMED CONVERSION OF OPTIONS AND WARRANTS .........        706,717               --              586,896               --
                                                         ------------       ------------       ------------       ------------
WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
  EQUIVALENTS USED FOR COMPUTATION ...................     12,599,885         11,651,838         12,471,998         11,632,474
                                                         ============       ============       ============       ============
PRIMARY INCOME (LOSS) PER COMMON SHARE AND COMMON
  SHARE EQUIVALENT ...................................   $        .02       $       (.02)      $        .02       $       (.06)
                                                         ============       ============       ============       ============
COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE:
    Net income (loss) ................................   $    213,403       $   (272,876)      $    232,665       $   (706,942)
    Preferred stock dividend requirements ............        (14,438)           (15,408)           (28,876)           (31,221)
    Decrease in net income (loss) applicable to common
     stock for-
      Preferred stock dividends not incurred upon
        assumed conversion of preferred stock ........         14,438             15,408             28,876             31,221
                                                         ------------       ------------       ------------       ------------
    Net income (loss) available to common stockholders
      used for computation ...........................   $    213,403       $   (272,876)      $    232,665       $   (706,942)
                                                         ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING ........................................     11,893,168         11,651,838         11,885,102         11,632,474

WEIGHTED AVERAGE INCREMENTAL SHARES OUTSTANDING UPON
  ASSUMED CONVERSION OF OPTIONS AND WARRANTS .........        706,717               --              586,896               --

WEIGHTED AVERAGE INCREMENTAL SHARES OUTSTANDING UPON
  ASSUMED CONVERSION OF THE PREFERRED STOCK ..........        699,993            747,245            699,993            756,899
                                                         ------------       ------------       ------------       ------------
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION .........     13,299,878         12,399,083         13,171,991         12,389,373
                                                         ============       ============       ============       ============
INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE
  EQUIVALENT ASSUMING FULL DILUTION ..................   $        .02(a)    $       (.02)(a)   ($       .02(a)    $       (.06)(a)
                                                         ============       ============       ============       ============

    (a) This calculation is submitted in accordance with Item 601(b)(11) of Regulation S-K although it is not required by APB Opinion No. 15 because it results in dilution of less than 3 percent.