Form 10QSB
period 1996-09-30
DOCUCON INCORPORATED
filed 1996-11-12
CIK 843006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)
      [X]  Quarterly Report Under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1996

                                       OR

      [ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

              For the Transition Period From __________ to ________

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
Yes [X]     No [ ]

      State the number of shares outstanding of each of the issuer's classes of
common equity as of October 31, 1996.    12,030,727

                              DOCUCON, INCORPORATED

                                      INDEX
                                                                           PAGE
                                                                           ----
PART I.         FINANCIAL INFORMATION

Item 1:         Balance Sheets - September 30, 1996, and December 31, 1995    3

                Statements of Operations - For the Three and Nine Months
                  Ended
                  September 30, 1996 and 1995                                 5

                Statements of Cash Flows - For the Nine
                  Months Ended September 30, 1996 and 1995                    6

                Notes to Financial Statements                                 7

                Management's Discussion and Analysis of Financial
Item 2:           Condition and Results of Operations                        10


PART II.        OTHER INFORMATION                                            13


SIGNATURES                                                                   14

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                                        SEPTEMBER 30,
                                                                            1996         DECEMBER 31,
                                      ASSETS                             (UNAUDITED)         1995
                                                                         -----------      ----------
CURRENT ASSETS:
   Cash and temporary cash investments .............................      $    8,112      $  139,167
   Accounts receivable-trade, net of allowance for doubtful accounts of $4,444 and $7,683 in 1996 and 1995, respectively-
       U.S. Government .............................................         486,293         594,090
       Commercial ..................................................       1,417,821       1,278,796
   Unbilled revenues ...............................................       1,610,160         579,821
   Other receivables ...............................................           4,044           1,648
   Prepaid expenses and other ......................................         170,490          69,634
                                                                          ----------      ----------

                             Total current assets ..................       3,696,920       2,663,156
                                                                          ----------      ----------
PROPERTY AND EQUIPMENT:
   Conversion systems ..............................................       5,126,881       4,540,302
   Building and improvements .......................................       1,584,921       1,515,608
   Land ............................................................         230,000         230,000
   Furniture and fixtures ..........................................         267,466         278,805
                                                                          ----------      ----------
                             Total property and equipment ..........       7,209,268       6,564,715

   Less- Accumulated depreciation ..................................       4,642,977       4,182,671
                                                                          ----------      ----------
                             Net property and equipment ............       2,566,291       2,382,044
                                                                          ----------      ----------
SOFTWARE DEVELOPMENT COSTS AND OTHER, net ..........................         462,281         358,879
                                                                          ----------      ----------
GOODWILL, net ......................................................         324,867         338,824
                                                                          ----------      ----------
                             Total assets ..........................      $7,050,359      $5,742,903
                                                                          ==========      ==========

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                                                                                  SEPTEMBER 30,
                                                                                      1996           DECEMBER 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                         (UNAUDITED)          1995
                                                                                   -----------       -----------
CURRENT LIABILITIES:
   Accounts payable .........................................................      $   896,074       $   697,980
   Accrued liabilities ......................................................        1,184,171           774,955
   Line of credit ...........................................................          170,000           400,000
   Note payable .............................................................            7,269              --
   Current maturities of capital lease obligations ..........................             --               3,107
   Deferred revenues ........................................................          496,873           339,558
   Current maturities of long-term debt .....................................           27,729         1,500,000
                                                                                   -----------       -----------
                             Total current liabilities ......................        2,782,116         3,715,600
                                                                                   -----------       -----------
LONG-TERM DEBT ..............................................................        1,472,271              --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 10,000,000 shares authorizedSeries A, 60 shares authorized, 19 and 21 shares outstanding as of
       September 30, 1996, and December 31, 1995, respectively ..............               19                21
   Common Stock, $.01 par value, 25,000,000 shares authorized; 12,030,511 and
     11,771,228 shares outstanding as of September 30, 1996, and December 31,
     1995, respectively .....................................................          120,305           117,712
   Additional paid-in capital ...............................................        9,547,753         9,506,553
   Accumulated deficit ......................................................       (6,872,105)       (7,596,983)
                                                                                   -----------       -----------
                             Total stockholders' equity .....................        2,795,972         2,027,303
                                                                                   -----------       -----------
                             Total liabilities and stockholders' equity .....      $ 7,050,359       $ 5,742,903
                                                                                   ===========       ===========

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                      THREE MONTHS                    NINE MONTHS
                                                                   ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                              ----------------------------    ----------------------------
                                                                    1996           1995          1996           1995
                                                              ------------    ------------    ------------    ------------
OPERATING REVENUES ........................................   $  4,092,477    $  2,304,773    $  9,778,098    $  8,191,280
                                                              ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
   Production .............................................      2,168,372       1,400,589       5,290,035       5,305,246
   Research and development ...............................        258,768          41,809         579,650         384,918
   General and administrative .............................        364,857         290,986         922,674         757,606
   Marketing ..............................................        586,008         474,613       1,593,074       1,764,015
   Depreciation and amortization ..........................        194,084         240,728         568,594         773,680
                                                              ------------    ------------    ------------    ------------
                                                                 3,572,089       2,448,725       8,954,027       8,985,465
                                                              ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS) ...................................        520,388        (143,952)        824,071        (794,185)

OTHER INCOME (EXPENSE):
   Interest expense, net ..................................        (27,057)        (40,728)       (104,373)       (110,562)
   Other, net .............................................          1,882           2,407           8,180          15,532
                                                              ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES .........................        495,213        (182,273)        727,878        (889,215)

INCOME TAX EXPENSE ........................................          3,000            --             3,000            --
                                                              ------------    ------------    ------------    ------------
NET INCOME (LOSS) .........................................        492,213        (182,273)        724,878        (889,215)

PREFERRED STOCK DIVIDEND REQUIREMENTS .....................         13,597          14,675          42,473          45,896
                                                              ------------    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS .......   $    478,616    $   (196,948)   $    682,405    $   (935,111)
                                                              ============    ============    ============    ============
PRIMARY INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE
   EQUIVALENTS ............................................   $        .04    $       (.02)   $        .05    $       (.08)
                                                              ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS     12,556,467      11,722,583      12,481,947      11,662,841
                                                              ============    ============    ============    ============

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       NINE MONTHS
                                                                                     ENDED SEPTEMBER 30
                                                                                  ------------------------
                                                                                      1996         1995
                                                                                  -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................................   $   724,878    $(889,215)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities-
       Depreciation and amortization ..........................................       568,594      773,680
       Other noncash expenses .................................................         7,787         --
       Changes in current assets and current liabilities-
         Increase in receivables ..............................................    (1,063,963)    (758,350)
         (Increase) decrease in prepaid expenses ..............................      (100,856)      38,128
         Increase in other assets .............................................       (27,801)        --
         Increase in accounts payable and accrued liabilities .................       607,473      489,709
         Increase in deferred revenues ........................................       157,315      250,345
                                                                                  -----------    ---------
                   Net cash provided by (used in) operating activities ........       873,427      (95,703)
                                                                                  -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .......................................................      (650,906)    (462,567)
   Capitalized software development costs .....................................      (163,741)    (100,557)
                                                                                  -----------    ---------
                 Net cash used in investing activities ........................      (814,647)    (563,124)
                                                                                  -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances (payments) under line of credit ...................................      (230,000)     400,000
   Principal payments under capital lease obligations .........................        (3,107)     (16,237)
   Net proceeds from exercise of stock options ................................        36,003       20,099
   Proceeds from issuing notes payable ........................................        87,054         --
   Principal payments on notes payable ........................................       (79,785)     (10,560)
                                                                                  -----------    ---------
                 Net cash provided by (used in) financing activities ..........      (189,835)     393,302
                                                                                  -----------    ---------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ...........................      (131,055)    (265,525)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period ......................       139,167      376,798
                                                                                  -----------    ---------
CASH AND TEMPORARY CASH INVESTMENTS, end of period ............................   $     8,112    $ 111,273
                                                                                  ===========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest .................................................................   $    74,389    $  80,156
     Income taxes .............................................................          --           --
                                                                                  -----------    ---------
                                                                                  $    74,389    $  80,156
                                                                                  ===========    =========

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

Since its inception, the Company has incurred losses of approximately $6.9 million which have been funded primarily through the Company's public offering, issuances of preferred stock, the exercise of warrants and debt financing. The Company has taken steps to improve its operating results. The steps taken include exiting the litigation support services market and focusing on the Company's core higher margined businesses. The Company has also refinanced its $1,500,000 note payable. (See Note 5.) The Company's management believes that it is likely that the Company's operating results for the remainder of 1996 will continue to improve over 1995 and will generate sufficient working capital to sustain its operations throughout the year. However, if operating results do not improve, the Company will be unable to ensure its continuing operations independent of additional capital infusions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                              DOCUCON, INCORPORATED

Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. The Company's fixed assets are currently depreciated over periods ranging from two to five years beginning in the month the property is placed in service. The Company's building is being depreciated over 40 years.

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

Software development costs and other-

Included in software development costs and other at September 30, 1996, is approximately $123,000, net, related to the Company's advanced work group product (Litigator's Notebook(TM)) which was acquired in 1994. Also included is approximately $292,000, net, of costs which were incurred during 1995 and 1996 to develop software which will support and complement Litigator's Notebook. These costs are being amortized over periods ranging from three to five years.

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

NOTE 4

Preferred stock-

Each share of the Company's Preferred Stock ($25,000 stated value) is convertible into 33,333 shares of Common Stock and earns cash dividends of 11 percent per annum. As of September 30, 1996, cumulative undeclared dividends on the Preferred Stock approximated $332,000. As these dividends are undeclared, they have not been recorded as a reduction of the Company's equity.

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

In October 1996, the Company refinanced the $1.5 million note with a commercial bank. The new note is being amortized over a 20-year term with a five-year maturity. The note bears interest at a fixed rate of 9.5 percent per annum. Principal and interest are payable monthly. The note payable is secured by the Company's building, other fixed assets, accounts receivable and inventory. This note payable has been classified on the accompanying balance sheet at September 30, 1996, according to its maturity terms. Debt issuance costs incurred in October 1996 related to this refinancing will be capitalized and amortized over a five-year period. The note agreement contains various affirmative and negative covenants and requires the Company to maintain (all as defined in the note agreement); (i) a current ratio of not less than 1:1, (ii) a debt-to-net worth ratio of not more than 2:1, (iii) a debt coverage ratio of not less than 1.25:1 and (iv) a minimum tangible net worth of $1,900,000.

Revolving term note-

In connection with the refinancing of the note payable, the Company also secured a $750,000 revolving term note (the Revolver) maturing on October 31, 1997. The Revolver bears interest at the bank's Base Rate (as defined) plus .75 percent. Interest is payable monthly and the Revolver is secured with the same collateral as the note payable.

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter and nine months ended September 30, 1996, resulted in net income applicable to common stockholders of $478,616 and $682,405, respectively, compared to a net loss applicable to common stockholders of $196,948 and $935,111 for the respective 1995 periods.

Revenues increased 78 percent and 19 percent, respectively, for the three- and nine-month periods ended September 30, 1996, as compared to the respective 1995 periods. Conversion service revenues earned under the Department of Defense
(DOD) and commercial contracts increased by 69 percent and 42 percent for the 1996 threeand nine-month periods as compared to the respective 1995 periods despite the absence of litigation support service revenues in 1996. Revenue contributions from litigation support services totaled approximately $350,000 and $2,050,000 in the three- and nine-month 1995 periods. Revenues earned from sales of the Company's software products, JFS Litigator's Notebook(TM) and the related product lines increased eightfold and more than doubled during the quarter and nine months ended September 30, 1996, respectively, as compared to the comparable 1995 periods. The increase in the 1996 periods included revenues realized from two large orders from third-party resellers.

Production costs increased 55 percent for the quarter ended September 30, 1996, as compared to the comparable 1995 quarter and remained relatively constant in the 1995 and 1996 nine-month periods. Costs related to production of conversion services, generally labor and supplies, increased in accordance with the increase in conversion service revenues. Costs related to software product revenues are by nature a small percentage of revenues, thus, total production costs as a percent of revenues did not increase in proportion to the increase in revenues. Additionally, termination of the unprofitable litigation support services in late 1995 has resulted in lower production costs as a percentage of revenue.

Research and development costs increased 519 percent and 51 percent for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. The Company has devoted increased resources and additional personnel to development of new conversion applications and capabilities and to the expansion of the capabilities of its JFS Litigator's Notebook. The large increase for the comparative quarters was due primarily to the capitalization of costs related to software development projects recorded in the 1995 quarter. As software development projects are completed and available for general release to the public, the capitalization of associated research and development costs cease and amounts previously capitalized are amortized over periods ranging from three to five years.

During the 1996 third quarter, the Company established a corporate marketing department to oversee and coordinate the total marketing strategy of the JFS division. Marketing expenses increased 23 percent for the quarter ended September 30, 1996, as compared to the same period in 1995 due to increased marketing efforts for the JFS Litigator's Notebook product line and sales commissions paid on the increased revenues. Marketing expenses decreased 10 percent during the first nine months of 1996 as compared to the same period in 1995. This decrease reflects the termination of marketing efforts directed at litigation support services which were discontinued in the second quarter of 1995, leading to the decrease in expense.

Depreciation and amortization expenses decreased 19 percent and 27 percent in the third quarter and first nine months of 1996 as compared to the 1995 periods. The decrease in depreciation and amortization charges is due to previous large additions of equipment that are now fully depreciated.

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

The Company has also been the recipient of various other smaller contract awards from the DOD and both government and commercial entities. These contract awards include a contract in excess of $600,000 for conversion services from Lucent Technologies, formerly AT&T's systems and technology business. The Company has entered into various reseller agreements for its JFS Litigator's Notebook software products which resulted in two large contract awards in 1996. A contract award from CACI, an international information technology and services corporation, provided an advance order for 30 suites of the software for installation at United States Fidelity & Guarantee Company and many of its outside counsel. This contract was recently extended to allow CACI to provide JFS Litigator's Notebook systems to the Federal Government. A strategic alliance with Forensic Technologies International Corporation for the sale and marketing of the product resulted in an advance order of 26 suites of the software product. These alliances also provide the potential for additional future orders.

With the addition of J. Feuerstein Systems (JFS) in 1994, the Company made significant investments in the marketing and development areas of its litigation support products and services. These investments resulted in substantially increased revenues in both the services and product areas. However, lower than expected margins in the litigation support service area resulted in the Company's decision to substantially reduce the scope of those operations in June of 1995 and ultimately to terminate those operations at year-end.

The Company refinanced its $1,500,000 building note payable, scheduled to mature in December 1996, with a $1,550,000 mortgage note entered into with a commercial bank on October 2, 1996. The newly issued mortgage note bears interest at a fixed rate of 9.5 percent, is payable monthly on a 20-year amortization and matures in October 2001. The bank also extended a $750,000 line of credit to the Company on the same date, which replaces the Company's previous $400,000 line of credit. The Company occupies most of the building and leases a small portion of the building to third-party tenants. The Company believes that the building will fulfill its needs for the foreseeable future.

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations. At September 30, 1996, $170,000 was outstanding under the Company's bank line of credit. The line of credit issued by the bank has a current maturity date of October 31, 1997. These funds are expected to be adequate for the Company's needs for at least the next 12 months. While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Matters - None

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 10.1 - Form of Promissory Note, Revolving, dated as of September 30, 1996, between Docucon, Incorporated, and Bank One, Texas, N.A.

            Exhibit 10.2 - Form of Promissory Note, dated as of September 30, 1996, between Docucon, Incorporated, and Bank One, Texas, N.A.

            Exhibit 10.3 - Deed of Trust, Security Agreement and Financing Statement, dated as of September 30, 1996, executed in connection with the issuance of Promissory Notes in Exhibits 10.1 and 10.2.

            Exhibit 11 - Computation of Earnings Per Share

            Exhibit 27 - Financial Data Schedule

      (b)   Reports on Form 8-K - None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DOCUCON, INCORPORATED
                                         (Registrant)

                                         By /s/ EDWARD P. GISTARO
                                            Edward P. Gistaro,
                                            Chief Executive Officer and
                                            Principal Financial Officer


                                         By /s/ LORI TURNER
                                            Lori Turner,
                                            Vice President of Finance
                                            and Treasurer

Dated: November 11, 1996