Form 10KSB40
period 1996-12-31
DOCUCON INCORPORATED
filed 1997-03-31
CIK 843006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996; OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER  1-10185

                              DOCUCON, INCORPORATED
                 (Name of Small Business Issuer in its Charter)

            DELAWARE                                  74-2418590
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

      7461 CALLAGHAN ROAD
       SAN ANTONIO, TEXAS                                78229
(Address of Principal Executive                        (Zip Code)
          Offices)

         Issuer's Telephone Number, Including Area Code: (210) 525-9221

Securities Registered Under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
     Title Of Each Class                             On Which Registered
     -------------------                             -------------------
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

      State Issuer's revenues for its most recent fiscal year:  $13,524,000

      State the aggregate market value of the voting stock held by non-affiliates as of March 14, 1997:

              Common Stock, par value $.01 per share - $11,554,946

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                           OUTSTANDING AT MARCH 14, 1997
--------------------------------------------------------------------------------
   COMMON STOCK, PAR VALUE                        12,325,276 SHARES
       $.01 PER SHARE

                       DOCUMENTS INCORPORATED BY REFERENCE

    No documents are incorporated by reference into this Annual Report on Form 10-KSB.

               Transitional Small Business Issuer Format: Yes [_] No [X]

                                     PART I

Certain statements contained in this Form 10-KSB, including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.


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

      The Company maintains a support and training staff for its software products in its facilities in San Antonio, Texas, and Parsippany, New Jersey.


JFS TRANSACTION

      On March 16, 1994, the Company purchased substantially all of the assets, having an approximate book value of $1,015,000 and assumed certain liabilities in the approximate amount of $1,179,000 of J. Feuerstein Systems, Inc. ("JFS"), for consideration in the approximate amount of $200,000. JFS was based in Parsippany, New Jersey and was engaged in the business of providing consulting and support services and software products to the legal market. The consideration was paid to Mr. Jim Feuerstein, Ms. Jane Gennarelli and a finder/consultant who helped all of the parties consummate the transaction. The transaction was negotiated on an arms-length basis between independent parties. In connection with the transaction, the Company entered into Employment Agreements with Jim Feuerstein and Jane Gennarelli, the principal executives of JFS, who became officers in the JFS division of the Company. See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Directors, Executive Officers and Key Technical Personnel" in Item 9, Note 1 of "Notes to Financial Statements" and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations". See also, this Item, "Business - Product and Service Markets - Legal Software Products Market".


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

      The Company markets a line of software products whose purpose is to facilitate the creation and use of electronic "ring binders" commonly used by lawyers during litigation. The flagship product is the JFS Litigator's Notebook, which has enjoyed broad acceptance by large law firms and the corporate legal departments of several major corporations. The recent addition of JFS/NetTM is intended to extend the market for the Litigator's Notebook to smaller law firms. The Company plans to continue to make significant investments in the continued marketing and development of these products.

      For the years ended December 31, 1996, 1995, and 1994, the Company spent $787,000, $497,000, and $652,000, respectively, for research and development activities. The Company does not own any patents. The Company uses the word "Docucon" alone and in combination with various designs and logos as a service mark to identify the Company's services. The Company also uses the name "JFS Litigator's Notebook" and "JFS Litigation Workgroup" alone and in combination with various designs and logos as a service mark to identify the Company's software product and product lines. The Company has obtained federal trademark registration for the names "Docucon", "JFS Litigator's Notebook" and "JFS Litigation Workgroup" and uses them to identify its products and services.

BACKFILE CONVERSION SERVICES MARKETS

      The Company has performed backfile conversion services since 1987 under three major contracts awarded by the DOD. It is currently providing services to the DOD under a $14.8 million contract awarded by the DOD in early 1996. The contract provides for orders to be placed through May 1997. As of March 1, 1997, the Company had provided $8,940,000 of services under this contract.

      The Company has recently submitted a bid to the DOD along with several other competitors for a contract for services similar to those already being provided by the Company to the DOD. The size of this contract is believed to be substantially larger than those previously awarded. The Company believes that it is in good position to win all or part of this new contract but to date has received no word from the DOD.

      The Company also provided services to the DOD from 1991 to 1995 totaling $16.75 million under a 1991 contract award. Prior to that time, the Company provided services to the DOD totaling $5.4 million under a 1987 contract award. Although the Company was notified that it was not the successful bidder on a new similar contract in November 1994, it obtained additional smaller DOD contracts and subcontracts in 1995. The 1994 contract was terminated at the government's convenience, and the Company was awarded the above mentioned $14.8 million contract. In 1996, 1995, and 1994 approximately 66 percent, 38 percent, and 48 percent, respectively, of the Company's revenues were derived from services provided under DOD contracts.

      The Company has also performed conversion services for various commercial companies and governmental agencies including Lucent Technologies, Loral Federal Systems, Westinghouse, QED, Texaco Exploration and Production, Inc., Computer Science Corporation, Amoco, Dowell Schlumberger, and Ericsson GE.

LEGAL SOFTWARE PRODUCTS MARKET

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

      Strategies for the future of these products include the migration of the product to smaller firms. To facilitate this migration the Company has recently announced the introduction of JFS/NetTM in partnership with IBM(R) and utilizing IBM's Global Network. This arrangement allows JFS clients to access servers maintained by IBM and running JFS server software. This access eliminates the need for smaller clients to purchase and maintain their own servers and allows them access to the Litigator's

Notebook by paying a monthly fee per user. JFS/NetTM will be available in the second quarter of 1997.

      Present and future sales strategies will be carried out by the Company's direct product sales force and through relationships with companies having access to the legal market.


COMPETITION

      The Company's services are sold in highly competitive markets, and its sales and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets or general economic conditions. The Company believes that the document conversion industry is highly fragmented, with numerous relatively small companies seeking to establish market positions. In addition, the Company believes that major hardware, software and service providers may seek to enter the field in the future. Many competitors and potential competitors have larger marketing organizations and greater resources than the Company. Due to the rapidly changing technology used in connection with providing such services, competitive positions within the industry are subject to change.


GOVERNMENT REGULATION

      The Company's ability to obtain contracts from the DOD is dependent upon its compliance with rules and regulations promulgated by that department, including regulations related to security and technological standards. Although the Company believes it is currently in compliance, there is no assurance that it will be able to comply with such rules and regulations promulgated in the future or to maintain its current clearances. See this Item, "Business - Product and Service Markets" and "Business Competition" and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


EMPLOYEES

      At March 14, 1997, the Company had 265 full-time employees. In addition, at such date, the Company was retaining the services of 181 temporary employees to meet current production needs. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management believes the relationship between the Company and its employees is good.


ITEM 2.           DESCRIPTION OF PROPERTY.

      In October 1992, the Company purchased an eight-story, 52,000-square foot office building in San Antonio, Texas. This facility is located on 2.5 acres of land and is utilized for office and production space. In Management's opinion, the Company's physical properties are adequate for the Company's current needs, and are consistent with the Company's plans described elsewhere in this Annual Report on Form 10-KSB; however, in the event that the Company experiences a significant influx of new business, additional space will be required.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1996.

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

                                                               REPORTED
                                                               BID PRICE
                                                         -----------------------
                                                          HIGH            LOW
                                                         ------          -----
1995

First Quarter .............................              $ .63           $.41
Second Quarter ............................                .63            .34
Third Quarter .............................                .49            .38
Fourth Quarter ............................                .56            .31

1996

First Quarter .............................              $1.44           $.34
Second Quarter ............................               1.53            .94
Third Quarter .............................               1.31            .99
Fourth Quarter ............................               1.25            .83

      The last reported sale price for the Common Stock on The Nasdaq Stock Market on March 14, 1997, was $.9375. Bid and asked prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      There were approximately 264 holders of record of the Common Stock as of March 14, 1997, excluding those shares held by depository companies for certain beneficial owners.

      The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under the terms of the Company's Series A Convertible Preferred Stock, the Company cannot pay dividends on its Common Stock until all accumulated but unpaid dividends on such Preferred Stock have been paid. At December 31, 1996, cumulative undeclared dividends on the Series A Convertible Preferred Stock were approximately $345,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

      The Company's operations resulted in a net income applicable to common stockholders of $708,983 for fiscal 1996, compared to a net loss applicable to common stockholders of $665,897 in 1995. The improvement in operating income was attributable to improved results from backfile conversion service revenues and the absence of losses incurred from litigation support conversion services. The Company discontinued providing litigation support services in 1995 as a result of continuing losses incurred by the division.

      Operating revenues totaled $13,523,000 in fiscal 1996, a 23% increase over 1995 revenues. A large portion of the increase, approximately $1,500,000, was due to an increase in conversion service revenues despite the absence of litigation support conversion revenues. Software product revenues also increased by approximately $1,000,000, or 46% over 1995 revenues.

      Revenues earned under the DOD contracts increased from approximately $4,200,000 to $8,900,000, resulting from the $14.8 million contract awarded in early 1996. Revenues earned under commercial and government-related subcontracts decreased as the Company devoted substantial production resources to the DOD conversion contract.

      Production costs increased slightly in 1996 as compared to 1995. The 13% increase was smaller than the increase in revenues as the Company realized margin improvements resulting from discontinuation of litigation support conversion revenues.

      The Company continued to devote a portion of its research and development resources to software development projects in 1996, and capitalized $222,000 of costs related to the projects. Additionally, research and development expenses increased 58 percent from 1995 to 1996 as the Company continued to devote resources to the expansion of the capabilities of its JFS Litigator's Notebook and related software products as well as the enhancement of its document conversion capabilities.

      General and administrative expenses increased 15% during 1996 as compared to 1995. The increase was due primarily to management incentive bonus plans activated by the increase in profitability in 1996 as compared to prior years, as well as to increases in personnel.

      Depreciation and amortization expense decreased 23 percent during fiscal 1996 as compared to fiscal 1995 primarily due to equipment becoming fully depreciated.


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

      In 1991, the Company was awarded a contract from the Defense Printing Services Office (DPS) to provide conversion services for the Department of Defense (DOD) totaling $12.3 million. The award was increased in 1994 and 1995 by a total of $4.5 million and extended in time until April 1996. Additionally, in 1995, DPS awarded contracts totaling approximately $2.0 million to the Company. In February of 1996, DPS awarded a contract to the Company. This contract allows the Company to provide up to $14.8 million of document services to DOD agencies. During 1996, the Company generated $8,890,000, or 66% of total revenues through DOD contracts. The Company has recently submitted a bid to the DOD along with several other competitors for a contract for services similar to those already being provided by the Company to the DOD. The size of this contract is believed to be substantially larger than those previously awarded. The Company believes that it is in good position to win all or part of this new contract but to date has received no word from the DOD.

      With the addition of J. Feuerstein Systems (JFS) in 1994, the Company made significant investments in the marketing and development areas of its litigation support products and services. These investments resulted in substantially increased revenues in both the services and product areas. However, lower than expected margins in the litigation support service area resulted in the Company's decision to substantially reduce the scope of those operations in June of 1995 and ultimately to terminate those operations at the end of fiscal 1995. The absence of losses from these services resulted in improved operating results in 1996.

      It is the strategic intent of management to expand its software revenue base. To achieve this goal, the Company continued to invest in the marketing and development of its line of software products in 1996, increasing expenditures by $1,000,000 over 1995. Such investment has enabled the Company to offer enhanced versions of Litigator's Notebook and the Optical Notebook and a recently announced product, JFS Net to the market place. Additional complementary products are also now available, and another major product will be released by the end of 1997.

      In October 1996 the Company obtained long term financing to replace the existing mortgage note for its office building with a December 1996 maturity. The new note bears interest at a fixed rate of 9.5%, payable monthly to a commercial bank, and is being amortized over a 20-year term with a 5-year maturity. The note is secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred and will be amortized over a five-year period. (See Note 5). The Company utilizes the building for office and production space and believes that the building will fulfill its needs for the foreseeable future.

      Accounts receivable and unbilled revenues increased approximately $1,750,000 from December 31, 1995 to December 31, 1996. The higher balances primarily reflect the increased services provided to the DOD in 1996. Accounts payable and accrued liabilities increased approximately $816,000 for the comparable periods as a result of additional expenses for the increased services provided to the DOD.

      The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations. During 1996, the Company fully extended its $750,000 revolving term note to fund short-term cash needs. This was repaid in its entirety in January 1997. The revolving term note was subsequently fully extended and, at March 14, 1997, $750,000 was outstanding under this revolving term note. These funds are expected to be adequate for the Company's needs for at least the next 12 months. While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

OUTLOOK

      The Company enters 1997 having established a profitable base of operations in 1996. To build on that profitability the Company plans to continue to emphasize its two principal business areas; document conversion services and applications software for the legal market. Therefore the main thrusts for 1997 will be:

o Increasing the Company's technical and production capabilities in the areas of SGML (Standard Generalized Markup Language) and PDF (Portable Document Format) conversion, anticipating an award from the DOD to extend the contract life of those services currently being provided.

o The JFS division will put marketing programs in place to take advantage of the JFS/Net product offering announced late in 1996. This offering is based on a partnership with IBM and utilizes their International Global Network.

o The JFS division will expand its product offerings during the year. These actions will not only strengthen the market position of Litigator's Notebook but will also allow the penetration of the non-litigation portion of the legal market and markets beyond the legal market.

ITEM  7.          FINANCIAL STATEMENTS.

      Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:

                                                                         Page
                                                                         ----

       Report of Independent Public Accountants                           13

       Balance Sheets as of December 31, 1996 and 1995                    14

       Statements of Operations for the Years Ended
       December 31, 1996, 1995 and 1994                                   16

       Statements of Stockholders' Equity for the
       Years Ended December 31, 1996, 1995 and 1994                       17

       Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995 and 1994                                   18

       Notes to Financial Statements                                      19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Docucon, Incorporated:

We have audited the accompanying balance sheets of Docucon, Incorporated (a Delaware corporation), as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon, Incorporated, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/  ARTHUR ANDERSEN LLP

San Antonio, Texas
February 14, 1997

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                               DECEMBER 31
                                                         -----------------------
                           ASSETS                           1996         1995
                                                         ----------   ----------

CURRENT ASSETS:
  Cash and cash equivalents ...........................  $  198,152   $  139,167
  Accounts receivable-trade, net of allowance for
   doubtful accounts
   of $4,444 and $7,683 in 1996 and 1995, respectively-
     U.S. Government ..................................   1,492,509      594,090
     Commercial .......................................   1,054,288    1,278,796
  Unbilled revenues ...................................   1,655,428      579,821
  Other receivables ...................................       6,834        1,648
  Prepaid expenses and other ..........................     185,302       69,634
                                                         ----------   ----------

                    Total current assets ..............   4,592,513    2,663,156
                                                         ----------   ----------

PROPERTY AND EQUIPMENT:
  Conversion systems ..................................   5,252,834    4,540,302
  Building and improvements ...........................   1,736,666    1,515,608
  Land ................................................     230,000      230,000
  Furniture and fixtures ..............................     275,279      278,805
                                                         ----------   ----------

                    Total property and equipment ......   7,494,779    6,564,715

  Less- Accumulated depreciation and amortization .....   4,798,200    4,182,671
                                                         ----------   ----------

                    Net property and equipment ........   2,696,579    2,382,044
                                                         ----------   ----------

SOFTWARE DEVELOPMENT COSTS AND OTHER, net .............     527,926      358,879
                                                         ----------   ----------

GOODWILL, net .........................................     320,214      338,824
                                                         ----------   ----------

                    Total assets ......................  $8,137,232   $5,742,903
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                            DECEMBER 31
                                                     --------------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY           1996           1995
                                                     -----------    -----------
CURRENT LIABILITIES:
  Accounts payable ...............................   $ 1,403,419    $   697,980
  Accrued liabilities ............................       885,659        774,955
  Revolving term note ............................       750,000           --
  Line of credit .................................          --          400,000
  Deferred revenues ..............................       561,355        339,558
  Current maturities of long-term debt ...........        27,729      1,500,000
  Current maturities of capital lease
     obligations .................................        11,820          3,107
                                                     -----------    -----------
          Total current liabilities ..............     3,639,982      3,715,600
                                                     -----------    -----------
LONG-TERM DEBT ...................................     1,517,970           --

CAPITAL LEASE OBLIGATIONS ........................        51,211           --

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value,
     10,000,000 shares authorized-
  Series A, 60 shares authorized, 19 and 21
     shares outstanding as of December 31,
     1996 and 1995, respectively .................            19             21
  Common stock, $.01 par value, 25,000,000
     shares authorized; 12,032,559 and
     11,771,228 shares outstanding as of
     December 31, 1996 and 1995, respectively ....       120,326        117,712
  Additional paid-in capital .....................     9,640,036      9,506,553
  Accumulated deficit ............................    (6,832,312)    (7,596,983)
                                                     -----------    -----------
          Total stockholders' equity .............     2,928,069      2,027,303
                                                     -----------    -----------
          Total liabilities and stockholders'
               equity ............................   $ 8,137,232    $ 5,742,903
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31
                                                      --------------------------------------------
                                                          1996            1995            1994
                                                      ------------    ------------    ------------
OPERATING REVENUES ................................   $ 13,523,500    $ 11,037,846    $  8,616,480

COSTS AND EXPENSES:
  Production ......................................      7,706,001       6,810,976       5,465,746
  Research and development ........................        786,945         497,123         651,629
  General and administrative ......................      1,138,711         990,162       1,034,371
  Marketing .......................................      2,192,907       2,214,310       1,610,291
  Depreciation and amortization ...................        760,875         992,154       1,167,177
  Write-off of software development costs .........           --              --           283,442
                                                      ------------    ------------    ------------
                                                        12,585,439      11,504,725      10,212,656

OPERATING INCOME (LOSS) ...........................        938,061        (466,879)     (1,596,176)

OTHER INCOME (EXPENSE):
  Interest expense ................................       (164,476)       (152,410)       (140,010)
  Other, net ......................................         28,086          13,726          26,685
                                                      ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES .................        801,671        (605,563)     (1,709,501)

INCOME TAX EXPENSE ................................         37,000            --            13,200
                                                      ------------    ------------    ------------
NET INCOME (LOSS) .................................        764,671        (605,563)     (1,722,701)
                                                      ------------    ------------    ------------
PREFERRED STOCK DIVIDEND REQUIREMENTS .............         55,688          60,334          63,170
                                                      ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS   $    708,983    $   (665,897)   $ (1,785,871)
                                                      ============    ============    ============
PRIMARY EARNINGS (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS ........................   $        .06    $       (.06)   $       (.15)
                                                      ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING ............     12,485,322      11,690,161      11,549,909
                                                      ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Common Stock        Preferred Stock
                                                 ---------------------   ----------------   Additional                    Total
                                                 Number of               Number               Paid-In    Accumulated   Stockholders'
                                                   Shares      Amount   Of Shares  Amount     Capital      Deficit        Equity
                                                 ----------   --------   ------    ------   -----------  -----------    -----------
BALANCE, December 31, 1993 ..................... 11,510,947   $115,109       24    $   24   $ 9,478,859  $(5,268,719)   $ 4,325,273
  Conversion of Series A preferred stock .......     33,333        333       (1)       (1)         (332)        --             --
  Stock registration costs .....................       --         --       --        --         (21,850)        --          (21,850)
  Net loss .....................................       --         --       --        --            --     (1,722,701)    (1,722,701)
                                                 ----------   --------   ------    ------   -----------  -----------    -----------

BALANCE, December 31, 1994 ..................... 11,544,280    115,442       23        23     9,456,677   (6,991,420)     2,580,722
  Shares issued pursuant to employee stock plans     70,983        710     --        --          51,434         --           52,144
  Conversion of Series A preferred stock .......     66,666        667       (2)       (2)         (665)        --             --
  Shares issued to pay preferred stock dividends     89,299        893     --        --            (893)        --             --
  Net loss .....................................       --         --       --        --            --       (605,563)      (605,563)
                                                 ----------   --------   ------    ------   -----------  -----------    -----------

BALANCE, December 31, 1995 ..................... 11,771,228    117,712       21        21     9,506,553   (7,596,983)     2,027,303
  Director stock option exercise ...............     40,000        400     --        --          22,000         --           22,400
  Stock option exercise ........................     26,382        265     --        --          14,465         --           14,730
  Options issued to vendor .....................       --         --       --        --           7,787         --            7,787
  Shares issued pursuant to employee stock plans    100,583      1,006     --        --          90,172         --           91,178
  Conversion of Series A preferred stock .......     66,666        666       (2)       (2)         (664)        --             --
  Shares issued to pay preferred stock dividends     27,700        277     --        --            (277)        --             --
  Net income ...................................       --         --       --        --            --        764,671        764,671
                                                 ----------   --------   ------    ------   -----------  -----------    -----------
BALANCE, December 31, 1996 ..................... 12,032,559   $120,326       19    $   19   $ 9,640,036  $(6,832,312)   $ 2,928,069
                                                 ==========   ========   ======    ======   ===========  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                            ---------------------------------------
                                                               1996          1995          1994
                                                            -----------    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................   $   764,671    $(605,563)   $(1,722,701)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities-
     Depreciation and amortization ......................       760,875      992,154      1,167,177
     Write-off of software development costs ............          --           --          283,442
     Changes in current assets and current
      liabilities-
      (Increase) decrease in receivables and
        unbilled revenues ...............................    (1,754,704)    (827,896)     1,087,891
      (Increase) decrease in prepaid expenses
        and other .......................................      (115,668)      99,909        101,554
      Increase (decrease) in accounts payable
        and accrued liabilities .........................       816,143      120,482       (135,591)
      Increase in deferred revenues .....................       221,797      248,540         29,153
                                                            -----------    ---------    -----------
      Net cash provided by operating activities .........       693,114       27,626        810,925
                                                            -----------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................      (867,740)    (533,123)      (513,507)
  Capitalized software development costs ................      (289,603)    (152,801)       (21,527)
                                                            -----------    ---------    -----------
      Net cash used in investing activities .............    (1,157,343)    (685,924)      (535,034)
                                                            -----------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances under revolving term note ....................       750,000         --             --
  Advances under line of credit .........................          --        400,000           --
  Payments on line of credit ............................      (400,000)        --             --
  Proceeds from notes payable ...........................     1,550,000         --             --
  Principal payments on notes payable ...................    (1,504,301)     (10,560)      (489,259)
  Principal payments under capital lease
     obligations ........................................        (8,580)     (20,917)       (21,125)
  Proceeds from employee stock purchase plan ............        91,178       52,144           --
  Proceeds from exercise of options .....................        44,917         --             --
  Stock registration costs ..............................          --           --          (21,850)
                                                            -----------    ---------    -----------
      Net cash provided by (used in) financing activities       523,214      420,667       (532,234)
                                                            -----------    ---------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .................        58,985     (237,631)      (256,343)
                                                            -----------    ---------    -----------
CASH AND CASH EQUIVALENTS, beginning of year ............       139,167      376,798        633,141
                                                            -----------    ---------    -----------
CASH AND CASH EQUIVALENTS, end of year ..................   $   198,152    $ 139,167    $   376,798
                                                            ===========    =========    ===========

   The accompanying notes are an integral part of these financial statements.

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

In March 1994, the Company acquired substantially all of the assets and assumed certain liabilities of J. Feuerstein Systems, Inc. (JFS), a company which provided litigation support services and software products to the legal market.

Since its inception, the Company has incurred cumulative net losses of approximately $6.8 million. However, during the year ended December 31, 1996, the Company reported net income of approximately $765,000. The cumulative net losses have been funded primarily through the Company's public offering of common stock, issuances of preferred stock, the exercise of warrants and debt financing. The Company has taken steps to improve its operating results including exiting the litigation support services market and focusing on the Company's core higher margined businesses. In October 1996, the Company also refinanced its $1.5 million note payable which was originally due in December 1996. (See Note 5.) The Company's management believes that it is likely that the Company's operating results for 1997 will continue to improve and will generate sufficient working capital to sustain its operations throughout the year. However, if improved operating results are not sustained, the Company will be unable to ensure its continuing operations independent of additional capital infusions. See "Outlook" and "Liquidity and Capital Resources" included in Item 6 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

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

                              DOCUCON, INCORPORATED

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs and amortizes those costs over the estimated useful life of the software. Prior to 1994, the Company incurred approximately $417,000 related to the development of software (WIN.LAW), which was to be used to supplement the Company's litigation support services. During 1994, the Company wrote off the unamortized cost of WIN.LAW ($283,442) when it became apparent that the carrying value would not be realized.

Included in software development costs and other on the accompanying balance sheets is $250,000 for advanced litigation support software (Litigator's Notebook TM) which was acquired from JFS in 1994. Also included in software development costs and other is approximately $374,000 of costs which were incurred during 1995 and 1996 to develop software which will support and complement Litigator's NotebookTM. These costs are being amortized over a five-year period. During 1996, 1995 and 1994, amortization expense of approximately $93,000, $50,000 and $39,000, respectively, was recorded relating to software development costs. As of December 31, 1996, accumulated amortization of $182,000 was netted against software development costs.

GOODWILL

In connection with the acquisition discussed in Note 1 above, the Company recognized goodwill of approximately $372,000. This goodwill is being amortized on a straight-line basis over 20 years. Accumulated amortization as of December 31, 1996, totaled approximately $52,000.

Statements of Cash Flows-
SUPPLEMENTAL DISCLOSURES

The Company considers funds invested in highly liquid investments having a maturity of 90 days or less when acquired to be cash equivalents. During 1994, as a result of the JFS acquisition, noncash investing and financing activities include the acquisition of approximately $1,015,000 in assets and approximately $372,000 in goodwill in exchange for the assumption of approximately $1,179,000 in liabilities. During 1996, the Company also entered into $68,504 of capital leases.

The following relates to cash interest and income taxes paid by the Company for the periods indicated:

                                                      YEAR ENDED DECEMBER 31
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------
Cash paid during the year for interest ........   $149,287   $181,769   $143,980
Cash paid during the year for income taxes ....     13,173       --       39,000

POST RETIREMENT AND POST EMPLOYMENT BENEFITS

The Company does not provide post retirement nor post employment benefits to its employees.

SELF-INSURANCE RISK

The Company self insures under its medical coverage for employees and dependents based upon monthly attachment limits which are calculated based upon the number of participants and monthly participant charges. The Company accrues for known claims and an estimate of claims incurred but not reported up to the maximum anticipated costs to the Company.

                              DOCUCON, INCORPORATED

During 1996, the Company recognized approximately $300,000 in self-insurance expense under the attachment limits. The Company's insurer will pay cumulative claims above the attachment limit up to $1 million. The Company does not believe that claims reported and claims incurred but not reported related to 1996 will exceed the amount to be covered by the insurer.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse and will require the Company to classify its financial assets pledged as collateral separately in the financial statements. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 moves forward some, but not all, of the provisions of SFAS No. 125 to December 31, 1997. The Company believes the adoption of these statements will not have an impact on the financial condition or results of operations of the Company.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share (EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued after December 15, 1997, and earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented.

 3. REVOLVING TERM NOTE:

In connection with the refinancing of the note payable discussed in Note 5, the Company also obtained a $750,000 revolving term note (the Revolver) maturing on October 31, 1997. At December 31, 1996, $750,000 was outstanding under the Revolver. The Revolver bears interest at the bank's Base Rate (as defined) plus
 .75 percent (9.00 percent at December 31, 1996). Interest is payable monthly and the Revolver is secured by the same collateral as the note payable. In January 1997, the Revolver was repaid in its entirety for a period of 30 days. At February 14, 1997, amounts outstanding under the Revolver totaled $320,000.

                              DOCUCON, INCORPORATED

 4. LEASES:

Certain office equipment and office space is leased under various noncancelable operating leases with lease terms ranging from one to five years. Rent expense under all cancelable and noncancelable operating leases was approximately $285,000, $395,000 and $293,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Future minimum lease payments for all noncancelable operating leases, as of December 31, 1996, are as follows:

                Year ending December 31-
                  1997 ..............................   $117,754
                  1998 ..............................    106,580
                  1999 ..............................     89,284
                  2000 ..............................      1,484
                                                        --------
                  Total future minimum lease payments   $315,102
                                                        ========

 5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

In connection with the purchase of its headquarters' building, the Company issued a four-year, 8 percent promissory note with the principal amount of $1.5 million due in December 1996 and interest payable quarterly. Additionally, the Company issued 900,000 warrants, which expire in December 1999, to purchase an equivalent number of shares of common stock at an exercise price of $2.00 per share. In October 1996, the Company refinanced the $1.5 million note. The new note is payable to a commercial bank, bears interest at a fixed rate of 9.5 percent per annum and requires monthly principal and interest payments of $14,448 with the remaining balance maturing in October 2001. The note payable is secured by the Company's building, other fixed assets, accounts receivable and inventory. Debt issuance costs of approximately $68,000 incurred in October 1996 related to this refinancing were capitalized and are being amortized over the five-year term. These costs are reflected as a component of software development costs and other on the accompanying balance sheet. The note agreement contains various affirmative and negative covenants and requires the Company to maintain (as defined in the note agreement); (i) a current ratio of not less than 1:1,
(ii) a debt-to-net worth ratio of not more than 2:1, (iii) a debt coverage ratio of not less than 1.25:1 and (iv) a minimum tangible net worth of $1.9 million. At December 31, 1996, the Company was in compliance with these requirements with the exception of a negative covenant prohibiting the incurrence of additional indebtedness. The Company has obtained a waiver from its lender for additional indebtedness that was incurred relating to capital lease obligations and short-term borrowings from one of the Company's officers. The fair value of the Company's long-term debt approximates its carrying value based upon the borrowing rates available to the Company for long-term debt with similar terms.

Maturities of this note payable as of December 31, 1996, are as follows:

                     Year ending December 31-
                       1997 .................   $   27,729
                       1998 .................       30,480
                       1999 .................       33,506
                       2000 .................       36,831
                       2001 .................    1,417,153
                                                ----------
                                Total .......   $1,545,699
                                                ==========

Equipment held under capital leases and related obligations at December 31, 1996, are as follows:

Telecommunications equipment requiring monthly principal
  and interest payments of $977, interest at 9.3 percent
  and maturing July 2001 .........................................     $ 53,745

Office equipment requiring monthly principal and interest
  payments of $458, interest at 9.5 percent and maturing
  April 2001 .....................................................       23,812
                                                                       --------
Total capital lease payments .....................................       77,557
Less- Amounts representing interest ..............................      (14,526)
                                                                       --------
Capital lease obligations ........................................     $ 63,031
                                                                       ========

Maturities of capital lease obligations as of December 31, 1996, are as follows:

                       Year ending December 31-
                         1997 .................   $11,820
                         1998 .................    12,974
                         1999 .................    14,245
                         2000 .................    15,637
                         2001 .................     8,355
                                                  -------
                                  Total .......   $63,031
                                                  =======

 6. MAJOR CUSTOMER:

The Company has historically earned a significant portion of its total revenues from conversion services performed for the Department of Defense (DOD). Specifically, the Company earned approximately $8,890,000, $4,194,000 and $4,125,000 during the years ended December 31, 1996, 1995 and 1994, respectively, from services provided to the DOD.

 7. PREFERRED STOCK:

In 1990, the Company issued 46 shares of 11 percent Series A preferred stock at $25,000 per share. Each share of preferred stock is convertible into 33,333 shares of common stock. Through December 31, 1996, 27 shares of preferred stock have been converted. Additionally, 219,669 shares of common stock have been issued in lieu of accumulated dividends on the preferred stock which was converted. As of December 31, 1996, cumulative undeclared dividends on the preferred stock approximated $345,000.

 8. STOCK OPTIONS:

The Company adopted the 1988 Stock Option Plan (the 1988 Plan) which allows for the granting of stock options at the current market value of the common stock at the date of the grant to key employees. An aggregate of 1,360,000 shares of common stock has been reserved for issuance pursuant to the 1988 Plan. In February 1997, the Company's Board of Directors authorized an increase in the number of shares of common stock reserved for issuance pursuant to the 1988 Plan by 700,000 shares. The 1991 Director Non-Statutory Stock Option Plan (the Director Plan) provides for the granting of options at the common stock's current market value to members of the board of directors of the Company who are not employees of the Company. The Director Plan authorizes the granting of options to purchase up to 500,000 shares of the Company's common stock. The stock options granted under the 1988 Plan and the Director Plan are exercisable pursuant to the individual agreements between the Company and the grantee and range from a six-month to a three-year vesting period. All options granted under these plans must be exercised within 10 years from the date of grant and expire within three months after termination of employment or service as a director.

A summary of activity in the Company's stock option plans is set forth below:

                                                        Weighted
                                                         Average                                                 Market Price
                                                        Exercise               Option Price                    At Date Of Grant
                                                          Price       ----------------------------       ---------------------------
                                           Shares       Per Share      Per Share          Total          Per Share          Total
                                          ---------       -----       -----------       ----------       ----------       ----------
Outstanding,
  December 31, 1993 ...............         936,100       $1.17        $.70-$2.44       $1,091,955       $.70-$2.44       $1,091,955
                                          ---------       -----       -----------       ----------       ----------       ----------
Granted ...........................         351,850         .72           .56-.95          253,210          .56-.95          253,210
Exercised .........................            --          --                --               --               --               --
Terminated ........................          95,500        1.34          .70-1.63          128,247         .70-1.63          128,247
                                          ---------       -----       -----------       ----------       ----------       ----------
Outstanding,
  December 31,1994 ................       1,192,450        1.02          .56-2.44       $1,216,918         .56-2.44       $1,216,918
                                          =========       =====       ===========       ==========       ==========       ==========
Exercisable,
  December 31, 1994 ...............         825,195        1.01          .70-2.44       $  836,656         .70-2.44       $  836,656
                                          =========       =====       ===========       ==========       ==========       ==========
Price reduction ...................            --          --                --            546,165             --               --
Granted ...........................         164,200         .51           .41-.56           83,930          .41-.56           83,930
Exercised .........................            --          --                --               --               --               --
Terminated ........................          69,100         .56           .53-.56           38,644         .53-2.44           43,385
                                          ---------       -----       -----------       ----------       ----------       ----------
Outstanding,
  December 31, 1995 ...............       1,287,550         .56           .41-.56       $  716,039         .41-2.44       $1,257,463
                                          =========       =====       ===========       ==========       ==========       ==========
Exercisable,
  December 31, 1995 ...............       1,029,384         .56           .53-.56       $  577,753         .53-2.44       $1,067,723
                                          =========       =====       ===========       ==========       ==========       ==========
Granted ...........................         284,200         .93          .88-1.22          265,194         .88-1.22          265,194
Exercised .........................          66,383         .56           .53-.56           37,111         .53-1.44           61,653
Terminated ........................          40,617         .68           .44-.56           27,675         .44-1.44           31,451
                                          ---------       -----       -----------       ----------       ----------       ----------
Outstanding,
  December 31, 1996 ...............       1,464,750         .63          .41-1.22       $  916,447         .41-2.44       $1,429,553
                                          =========       =====       ===========       ==========       ==========       ==========
Exercisable,
  December 31, 1996 ...............       1,184,272         .59          .41-1.22       $  702,410         .41-2.44       $1,187,191
                                          =========       =====       ===========       ==========       ==========       ==========

On February 14, 1995, the Company's board of directors voted to reduce the exercise price for all outstanding options granted under the 1988 Plan and the Director Plan to $.5625 per share, the current market price of the Company's common stock on that date. This reduction is shown in the above table.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Entities electing to remain with the accounting prescribed by APB 25, as the Company has, must make pro forma disclosures of net income and earnings per share as if the fair value based method recommended by SFAS 123 had been applied. The following provides pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied.

Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the following pro forma amounts:

                                                         1996          1995
                                                    ------------- --------------
Net Income (Loss)                     As Reported   $     764,671 $    (605,563)
                                      Pro Forma           592,978    (1,029,798)

Primary Earnings (Loss) Per Share     As Reported   $         .06 $        (.06)
                                      Pro Forma               .05          (.09)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value per share of options granted during 1996 and 1995 were $.65 and $.39, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.0 percent and 6.1 percent, expected dividend yields of 0 percent and 0 percent, expected lives of 5 years and 4.2 years and expected volatility of 87 percent and 91 percent.

Included as a component of pro forma expense for 1996 and 1995 is compensation expense of approximately $71,000 and $26,000, respectively, related to the 1993 Employee Stock Purchase Plan described in Note 9. Included as a component of the 1995 pro forma compensation expense is approximately $222,000 related to the February 14, 1995, price reduction discussed above.

In addition to the above stock option agreements, the Company has warrants and options outstanding with certain lenders and other parties. As of December 31, 1996, the total number of shares issuable under these warrants and options was 1,032,727, at exercise prices ranging from $1.25 to $2.00 per share.

 9. EMPLOYEE BENEFIT PLANS:

Effective January 1, 1994, the Company adopted the 1993 Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, eligible employees may elect to have up to 10 percent of their base pay (as defined) deducted and utilized to purchase common stock of the Company in annual or semiannual offerings. The Company has reserved 800,000 shares of common stock for issuance pursuant to the Stock Purchase Plan. In February 1997, the Company's Board of Directors authorized 800,000 shares of common stock for issuance pursuant to a new 1997 Stock Purchase Plan for the years 1998 through 2001. In January 1997, 1996 and 1995, the Company issued

286,048, 100,583 and 70,983 shares of common stock at purchase prices of $.32, $.32 and $.35 per share, respectively. The annual purchase price is 85 percent of the lesser of the closing price of the Company's common stock at the beginning or end of each calendar year. The purchase prices represent 85 percent of the closing price on January 2, 1996, December 29, 1995, and December 30, 1994, respectively. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors and will expire on December 31, 1997. At December 31, 1996, 342,386 shares remain available for issuance.

The Company also maintains a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code. Under this plan, employees meeting certain eligibility requirements may contribute up to 15 percent of their eligible compensation to the plan on a pretax basis. In addition, the Company may make voluntary matching contributions to the plan. At December 31, 1996, 1995 and 1994, respectively, the Company had accrued approximately $28,000, $28,000 and $25,000 as its matching contributions to the plan.

10. INCOME TAXES:

The Company follows SFAS No. 109, "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for deferred income tax liabilities that arise as a result of differences between the reported amounts of assets and liabilities for financial reporting and income tax purposes.

As of December 31, 1996, the Company had net operating loss carryforwards of approximately $5.7 million for federal income tax purposes which are available to reduce future taxable income and will expire in 2004 through 2010 if not utilized.

The components of income tax expense attributable to continuing operations are as follows:

                                                      YEAR ENDED DECEMBER 31
                                                   -----------------------------
                                                    1996       1995        1994
                                                   -------     -----     -------
Federal ......................................     $ 3,000     $--       $  --
State ........................................      34,000      --        13,200
                                                   -------     -----     -------
             Total income tax expense ........     $37,000     $--       $13,200
                                                   =======     =====     =======

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                  YEAR ENDED DECEMBER 31
                                              1996         1995         1994
                                            ---------    ---------    ---------
Expected federal income tax
expense (benefit) .......................   $ 273,000    $(206,000)   $(581,000)
State income taxes, net of federal
income tax benefit ......................      34,000         --         13,200
Alternative minimum tax expense .........       3,000         --           --
Other, net ..............................        --           --         19,000
Utilization of tax loss carryforwards ...    (273,000)        --           --
Provision for valuation reserve .........        --        206,000      562,000
                                            ---------    ---------    ---------
          Total income tax expense ......   $  37,000    $    --      $  13,200
                                            =========    =========    =========

The tax effect of significant temporary differences representing income tax assets (liabilities) is as follows:

                                                            DECEMBER 31
                                                  ------------------------------
                                                     1996                1995
                                                  -----------         ----------
Deferred income tax assets
(liabilities)-
  Tax loss carryforwards .................        $ 1,932,000         $2,200,000
  Tax credit carryforwards ...............             20,000               --
  Depreciation ...........................            135,000            135,000
  Deferred revenues ......................            191,000            115,000
  Other ..................................             46,000             74,000
  Software development costs .............            (61,000)              --
                                                  -----------         ----------
                                                  $ 2,263,000         $2,524,000
                                                  ===========         ==========

A valuation reserve of $2,263,000 and $2,524,000 as of December 31, 1996 and 1995, respectively, representing the total of net deferred tax assets has been recognized by the Company as it cannot determine that it is more likely than not that all of the deferred tax assets will be realized.

11. BUSINESS SEGMENT INFORMATION:

The Company's operations have been classified into two business segments: conversion and software products. The conversion segment is comprised of document conversion services for the government, commercial and litigation support customers. The software products segment includes sales of software, service, training and installation.
Summarized financial information by business segment for 1996, 1995 and 1994 is as follows (in thousands):

                                              1996          1995         1994
                                            --------      --------      -------
Net sales-
  Conversion ..........................     $ 10,427      $  8,916      $ 8,231
  Software products ...................        3,097         2,122          385
                                            --------      --------      -------
                                            $ 13,524      $ 11,038      $ 8,616
                                            ========      ========      =======
Operating income (loss)-
  Conversion ..........................     $  2,161      $    546      $   159
  Software products ...................          (99)          (48)        (508)
  Corporate and unallocated ...........       (1,124)         (965)      (1,247)
                                            --------      --------      -------
                                            $    938      $   (467)     $(1,596)
                                            ========      ========      =======
Total assets-
  Conversion ..........................     $  4,814      $  3,561      $ 3,492
  Software products ...................        2,396         1,324        1,134
  Corporate ...........................          927           858        1,097
                                            --------      --------      -------
                                            $  8,137      $  5,743      $ 5,723
                                            ========      ========      =======

                                              1996          1995         1994
                                            --------      --------      -------
Depreciation and amortization-
  Conversion ..........................     $    390      $    738      $   957
  Software products ...................          249           180          140
  Corporate ...........................          122            74           70
                                            --------      --------      -------
                                            $    761      $    992      $ 1,167
                                            ========      ========      =======
Capital expenditures-
  Conversion ..........................     $    499      $    438      $   239
  Software products ...................          268            57          195
  Corporate ...........................          101            38           80
                                            --------      --------      -------
                                            $    868      $    533      $   514
                                            ========      ========      =======

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The results of operations by quarter for the years ended December 31, 1996 and 1995, were as follows:

                                                                    Earnings
                                   Operating        Net Income       (Loss)
                                    Revenues          (Loss)        Per Share
                                   -----------       ---------        ----
1996-
  Quarter ended-
   March 31 ...................    $ 2,333,653       $   4,824        $--
   June 30 ....................      3,351,968         198,965         .02
   September 30 ...............      4,092,477         492,213         .04
   December 31 ................      3,745,402          68,669         --
                                   -----------       ---------
             Total ............    $13,523,500       $ 764,671
                                   ===========       =========
1995-
  Quarter ended-
   March 31 ...................    $ 2,618,941       $(434,066)       $(.04)
   June 30 ....................      3,267,566        (272,876)       (.02)
   September 30 ...............      2,304,773        (182,273)       (.02)
   December 31 ................      2,846,566         283,652         .02
                                   -----------       ---------
             Total ............    $11,037,846       $(605,563)
                                   ===========       =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      The Company has not changed independent accountants within the twenty-four months prior to December 31, 1996 or subsequent to that date.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS, EXECUTIVE OFFICERS AND KEY TECHNICAL PERSONNEL

      The following table sets forth certain information with respect to the Company's Directors, executive officers and key technical personnel:


         NAME                AGE                     POSITION

   Edward P. Gistaro         61       Chairman of the Board and Chief Executive
                                      Officer and Director

   Allan H. Hobgood          58       President and Chief Operating Officer and
                                      Director

   Lori A. Turner            39       Vice President of Finance and Treasurer

   Ralph Brown               63       Secretary and Director

   Al R. Ireton              62       Director

   Philip J. Romano          57       Director

   Chauncey E. Schmidt       65       Director

   Jim Feuerstein *          47       Senior Vice President and Chief Technical
                                      Officer, JFS Division

   Jane Gennarelli *         41       Vice President/Senior Consultant

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


COMPLIANCE WITH SECTION 16(A) OF THE
   SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Boston Stock Exchange. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1996 through March 31, 1997, all officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.


ITEM 10.    EXECUTIVE COMPENSATION.


EXECUTIVE COMPENSATION -- GENERAL

      The following table sets forth compensation paid or awarded to the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 for all services rendered to the Company in 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                             -------------------------------- ----------------------
                                                 BONUS/ANNUAL SECURITIES   LONG-TERM        ALL
                                                  INCENTIVE   UNDERLYING   INCENTIVE    OTHER COM-
NAME AND PRINCIPAL POSITION   YEAR    SALARY      AWARD (1)    OPTIONS      PAYOUTS    PENSATION (2)
-------------------------------------------------------------------------------------------------
Edward P. Gistaro .........   1996   $131,682     $ 97,850      50,000       $ --         $1,468
Chairman of the Board .....   1995    129,192         --          --           --          2,238
and Chief Executive Officer   1994    102,701       20,000      45,000         --           --


Allan H. Hobgood ..........   1996    100,712      112,647      50,000         --          1,468
President and .............   1995    100,256       68,637        --           --          2,250
Chief Operating Officer ...   1994     99,732       48,047      45,000         --           --

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

(2)     Matching contributions under the Company's 401(k) Plan.


STOCK OPTION GRANTS IN 1996

                                          INDIVIDUAL GRANTS
                      ----------------------------------------------------------
                         NUMBER OF      % OF TOTAL
                        SECURITIES    OPTIONS GRANTED EXERCISE
                        UNDERLYING     TO EMPLOYEES     PRICE     EXPIRATION
   NAME               OPTIONS GRANTED  IN FISCAL YEAR  PER SHARE     DATE
--------------------------------------------------------------------------------
Edward P. Gistaro.....    50,000          17.59%        $.875      05/12/06
Allan H. Hobgood......    50,000          17.59%         .875      05/12/06

STOCK OPTION EXERCISES IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996

                                                                                        VALUE OF UNEXERCISED
                      SHARES                     NUMBER OF UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                     ACQUIRED                         AT DECEMBER 31, 1996              AT DECEMBER 31, 1996
                        ON         VALUE      ---------------------------------   ---------------------------------
   NAME              EXERCISE     REALIZED      EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
------------------  ----------   ----------   ---------------   ---------------   ---------------   ---------------
Edward P. Gistaro         --           --             281,667            33,333   $        94,708   $        19,974
Allan H. Hobgood          --           --             271,667            33,333            90,857            19,974

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

STOCK OPTIONS

1988 STOCK OPTION PLAN

      The Company has a 1988 Stock Option Plan, currently covering an aggregate of 1,360,000 shares of Common Stock. The 1988 Stock Option Plan provides for the grant to officers, Directors and key employees of the Company of incentive stock options ("ISOs") intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options ("NQSOs"). The 1988 Stock Option Plan was approved by the stockholders of the Company on November 15, 1988. Amendments to the 1988 Stock Option Plan increasing the number of shares covered thereby were approved by the stockholders of the Company on April 21, 1989, May 14, 1991 and May 7, 1992. As of March 14, 1997, under the 1988 Stock Option Plan there were outstanding options to purchase 1,155,350 shares of the Company's Common Stock at prices ranging from $.41 to $1.38 per share.

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

1991 DIRECTOR NON-STATUTORY STOCK OPTION PLAN

      The Company also has a 1991 Director Non-Statutory Stock Option Plan (the "1991 Director Plan"), currently covering an aggregate of 500,000 shares of Common Stock. The 1991 Director Plan was approved by the stockholders of the Company on May 7, 1992 and provides for the grant of NQSOs to non-employee Directors of the Company. As of March 14, 1997, there were outstanding under the 1991 Director Non-Statutory Stock Option Plan options to purchase 310,000 shares of the Company's Common Stock at prices ranging from $.53 to $1.38 per share.

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

      During 1996, Messrs. Ralph Brown and Philip J. Romano, both Directors of the Company, were granted options covering 10,000 shares each of Common Stock at an exercise price of $1.03 per share. The exercise price per share of each such option was not less than the closing bid price of the Common Stock reported on The Nasdaq Stock Market on the date of the grant.

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
                                        MARKET PRICE  EXERCISE           OPTION TERM
                              NUMBER OF OF STOCK AT   PRICE AT           REMAINING AT
                              OPTIONS/    TIME OF     TIME OF              DATE OF
                                SARS     REPRICING   REPRICING    NEW    REPRICING OR
                             REPRICED OR    OR          OR      EXERCISE  AMENDMENT
   NAME               DATE     AMENDED   AMENDMENT   AMENDMENT   PRICE    (MONTHS)
-------------------------------------------------------------------------------------
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


EMPLOYEE STOCK PURCHASE PLAN

      In order to promote ownership of the Company's Common Stock by its employees, effective January 1, 1998, the Board of Directors adopted the Company's 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan"), subject to approval by the stockholders at the 1997 Annual Meeting of Stockholders. Under the Stock Purchase Plan, eligible employees may elect to have up to 15% of their Base Pay (as defined) deducted and utilized for the purchase of Common Stock of the Company in annual or semiannual offerings to be made by the Company to eligible employees. The Company has reserved 800,000 shares of Common Stock for issuance pursuant to the 1997 Purchase Plan.

      The Company's 1993 Employee Stock Purchase Plan (the "1993 Purchase Plan") was approved by the stockholders at the 1994 Annual Meeting of Stockholders. Under the 1993 Purchase Plan, eligible employees may elect to have up to 10% of their Base Pay (as defined) deducted and utilized for the purchase of Common Stock of the Company in annual or semiannual offerings to be made by the Company to eligible employees. The Company has reserved 800,000 shares of Common Stock for issuance pursuant to the Stock Purchase Plan. The Company issued 286,048, 100,583 and 70,983 shares in January 1997, 1996 and 1995 pursuant to this Plan at purchase prices of $.32, $.32 and $.345 per share, which represents 85% of the closing price on December 29, 1995, December 29, and December 30, 1994, respectively.

      Under the 1993 and 1997 Purchase Plans, the Company will make available in each year from January 1, 1994 through December 31, 1997 and January 1, 1998 through December 31, 2001, respectively, up to 200,000 shares of Common Stock. Such shares will be offered to participating employees in annual or semiannual offerings. Participating employees will be deemed to have been granted options to purchase Common Stock in each offering in an amount equal to the amount of their respective payroll deductions divided by 85% of the market value of the Common Stock of the Company on the applicable Offering Commencement Date. The option price shall be the lesser of 85% of the closing price of the Common Stock on the Offering Commencement Date (or the next preceding trading day) or 85% of the closing price of Common Stock on the Offering Termination Date (or the next preceding trading day). Unless a participating employee terminates participation as provided in the Stock Purchase Plan, such employee shall be deemed to have exercised such option on the Offering Termination Date and shall be issued a corresponding number of shares of Common Stock.

      The 1993 and 1997 Purchase Plans are administered by the Compensation Committee of the Board of Directors and will expire on December 31, 1997 and December 31, 2001, respectively, unless sooner terminated or amended by the Board of Directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1997, by all persons known to the Company to own beneficially more than 5% of the Company's Common Stock.

                           Name and                Amount and
                          Address of                Nature of           Percent
Title of Class         Beneficial Owners      Beneficial Ownership     of Class
--------------------------------------------------------------------------------
Common Stock,        Demuth, Folger & Terhune      900,000 (1)            6.5
par value $.01       One Exchange Plaza
per share            55 Broadway
                     New York, New York 10006

(1) Consists of 900,000 shares of Common Stock underlying a Warrant to Purchase Common Stock exercisable at an exercise price of $2.00 per share. The percentage of ownership is calculated based on 13,856,936 shares of outstanding.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1997 (a) by each of the Company's directors, (b) by the Company's Chief Executive Officer and its only other executive officer whose 1996 compensation exceeded $100,000, and (c) by all Directors and executive officers as a group.

                       Name and                 Amount and
                      Address of                 Nature of             Percent
Title of Class   Beneficial Owner (1)    Beneficial Ownership (2)   of Class (3)
--------------------------------------------------------------------------------
Common Stock,      Edward P. Gistaro           521,863  (4)             3.94%
par value $.01     Allan H. Hobgood            407,586  (5)             3.05%
per share          Ralph Brown                 273,100  (6)               2.1%
                   Al R. Ireton                 70,000  (7)               .54%
                   Philip J. Romano            230,763  (6)             1.77%
                   Chauncey E. Schmidt         115,000  (8)              . 88%
                   All Directors and
                     Executive Officers
                     as a Group (7
                     persons including
                     the above)              1,704,424  (9)             12.54%

--------------------
(1) The address for all persons named is 7461 Callaghan Road, San Antonio, Texas 78229.

(2) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(3) Unless otherwise indicated below, the percentage of ownership is based upon 12,956,936 shares of Common Stock outstanding, which includes 633,327 shares of Common Stock into which outstanding shares of Preferred Stock are convertible and which the holders of the Preferred Stock are entitled to vote.

(4) Includes 298,334 shares subject to currently exercisable stock options. The percentage of ownership is based on 13,255,270 shares outstanding.

(5) Includes 288,334 shares subject to currently exercisable stock options. The percentage of ownership is based on 13,245,270 shares outstanding.

(6) Includes 55,000 shares subject to currently exercisable stock options. The percentage of ownership is based on 13,011,936 shares outstanding.

(7) Includes 70,000 shares subject to currently exercisable stock options. The percentage of ownership is based on 13,026,936 shares outstanding.

(8) Includes 70,000 shares subject to currently exercisable stock options. The percentage of ownership is based on 13,026,936 shares outstanding.

(9) Includes 919,502 shares subject to currently exercisable stock options. The percentage of ownership is based on 13,876,438 shares outstanding.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In December 1996 the chief executive officer loaned the Company $100,000 for a period of 5 days in December 1996. Additionally, in January 1997, the chief executive officer loaned the Company up to $420,000 over a period of 20 days. The loans were unsecured and bore interest at 9.5% and were paid in full in December 1996 and February 1997. Since January 1, 1995, no officer, executive officer, or affiliate of the Company has entered into any other direct or indirect material transactions, or series of transactions, or had any direct or indirect material interest in any proposed transaction, or series of transactions, to which the Company is to be a party where the amount involved exceeds $60,000.


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

      3.4 Certificate of Merger of Docucon, Incorporated, a Delaware corporation, and Docucon, Incorporated, a Texas corporation, filed as Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 October 11, 1988, is hereby incorporated by reference.

      3.5 Certificate of Designation Preferences of Series A Convertible Preferred Stock of Docucon, Incorporated, filed as Exhibit 3.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 May 29, 1990, is hereby incorporated by reference.

      3.6 Certificate of Designation Preferences of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock of Docucon, Incorporated, filed as Exhibit 3.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 June 12, 1991, is hereby incorporated by reference.

      3.7 Certificate of Correction of Certificate of Designation Preferences of Series A Convertible Preferred Stock of Docucon, Incorporated, filed as Exhibit 3.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 June 1, 1990, is hereby incorporated by reference.

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

      10.12 Form of Promissory Note, Revolving, dated as of September 30, 1996, between Docucon, Incorporated and Bank One, Texas, N.A., filed as
            Exhibit 10.2 to the Company's Quarterly Report on From 10-QSB for the quarter ended September 30, 1996 is hereby incorporated herein by reference.

      10.13 Form of Promissory Note, dated as of September 30, 1996, between Docucon, Incorporated and Bank One, Texas, N.A., filed as Exhibit
            10.3 to the Company's Quarterly Report on From 10-QSB for the quarter ended September 30, 1996 is hereby incorporated herein by reference.

      10.14 Deed of Trust, Security Agreement and Financing Statement, dated as of September 30, 1996, executed in connection with the issuance of Promissory Notes in Exhibits 10.12 and 10.13, filed as Exhibit 10.4 to the Company's Quarterly Report on From 10-QSB for the quarter ended September 30, 1996 is hereby incorporated herein by reference.

      10.15 1997 Employee Stock Purchase Plan

      11    Computation of Earnings (Loss) Per Share.

      23    Consent of Arthur Andersen LLP

      27    Financial Data Schedule


(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DOCUCON, INCORPORATED


                                    By /s/ EDWARD P. GISTARO
                                           Edward P. Gistaro
                                           Chairman of the Board and
                                           Chief Executive Officer

                                    Date:   March 28, 1997

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       CAPACITY                    DATE
         ---------                       --------                    ----
  /s/ EDWARD P. GISTARO          Chairman of the Board and      March 28, 1997
      Edward P. Gistaro     Chief Executive Officer and Director
                            (Principal Executive and Financial
                                         Officer)

  /s/ ALLAN H. HOBGOOD                 President and            March 28, 1997
      Allan H. Hobgood            Chief Operating Officer
                                       and Director

     /s/ LORI TURNER              Vice President, Finance       March 28, 1997
         Lori Turner                     Treasurer
                              (Principal Accounting Officer)

     /s/ RALPH BROWN                     Director               March 28, 1997
         Ralph Brown

    /s/ AL R. IRETON                     Director               March 28, 1997
        Al R. Ireton

  /s/ PHILIP J. ROMANO                   Director               March 28, 1997
      Philip J. Romano

 /s/ CHAUNCEY E. SCHMIDT                 Director               March 28, 1997
     Chauncey E. Schmidt