Form 10KSB40/A
period 1996-12-31
DOCUCON INCORPORATED
filed 1997-04-14
CIK 843006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

              Common Stock, par value $.01 per share - $11,554,946

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                           OUTSTANDING AT MARCH 14, 1997
------------------------------      --------------------------------------------
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

 9. EMPLOYEE BENEFIT PLANS:

Effective January 1, 1994, the Company adopted the 1993 Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, eligible employees may elect to have up to 10 percent of their base pay (as defined) deducted and utilized to purchase common stock of the Company in annual or semiannual offerings. The Company has reserved 800,000 shares of common stock for issuance pursuant to the Stock Purchase Plan. In February 1997, the Company's Board of Directors authorized 800,000 shares of common stock for issuance pursuant to a new 1997 Stock Purchase Plan for the years 1998 through 2001. In January 1997, 1996 and 1995, the Company issued

286,048, 100,583 and 70,983 shares of common stock at purchase prices of $.32, $.32 and $.35 per share, respectively. The annual purchase price is 85 percent of the lesser of the closing price of the Company's common stock at the beginning or end of each calendar year. The purchase prices represent 85 percent of the closing price on December 29, 1995, December 29, 1995, and December 30, 1994, respectively. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors and will expire on December 31, 1997. At December 31, 1996, 342,386 shares remain available for issuance.

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

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS, EXECUTIVE OFFICERS AND KEY TECHNICAL PERSONNEL

      The following table sets forth certain information with respect to the Company's Directors, executive officers and key technical personnel:


         NAME                AGE                   POSITION
         ----                ---                   --------
   Edward P. Gistaro         61       Chairman of the Board and Chief Executive
                                      Officer and Director

   Allan H. Hobgood          58       President and Chief Operating Officer and
                                      Director

   Lori A. Turner            39       Vice President of Finance and Treasurer

   Ralph Brown               63       Secretary and Director

   Al R. Ireton              62       Director

   Philip J. Romano          57       Director

   Chauncey E. Schmidt       65       Director

   Jim Feuerstein *          47       Senior Vice President and Chief Technical
                                      Officer, JFS Division

   Jane Gennarelli *         41       Vice President/Senior Consultant
------------
* Not considered "executive officers", as defined in Rule 405 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

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
par value $.01       One Exchange Plaza
per share            55 Broadway
                     New York, New York 10006
------------
(1) Consists of 900,000 shares of Common Stock underlying a Warrant to Purchase Common Stock exercisable at an exercise price of $2.00 per share. The percentage of ownership is calculated based on 13,856,936 shares of outstanding.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1997 (a) by each of the Company's directors, (b) by the Company's Chief Executive Officer and its only other executive officer whose 1996 compensation exceeded $100,000, and (c) by all Directors and executive officers as a group.

                       Name and                 Amount and
                      Address of                 Nature of             Percent
Title of Class   Beneficial Owner (1)    Beneficial Ownership (2)   of Class (3)
--------------------------------------------------------------------------------
Common Stock,      Edward P. Gistaro           588,663  (4)             4.44%
par value $.01     Allan H. Hobgood            407,586  (5)             3.05%
per share          Ralph Brown                 273,100  (6)             2.1%
                   Al R. Ireton                 70,000  (7)              .54%
                   Philip J. Romano            230,763  (6)             1.77%
                   Chauncey E. Schmidt         115,000  (8)              .88%
                   All Directors and
                     Executive Officers
                     as a Group (7
                     persons including
                     the above)              1,704,424  (9)             12.54%
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