Form 10QSB
period 1997-03-31
DOCUCON INCORPORATED
filed 1997-05-15
CIK 843006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

                                       OR

[_]   Transition Report Under Section 13 or 15(d) of the Exchange Act

       For the Transition Period From ________________ to _______________

                         Commission File Number 1-10185

                              DOCUCON, INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                    Delaware                         74-2418590
        (State or other jurisdiction of            (IRS Employer
         incorporation or organization)           Identification No.)

              7461 Callaghan Road
            San Antonio, Texas 78229                     (210) 525-9221
      (Address of principal executive offices)    (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity as of May 1, 1997. 12,443,222
                                 ----------

                              DOCUCON, INCORPORATED

                                      INDEX

                                                                            Page

  PART I.         FINANCIAL INFORMATION (UNAUDITED)

  Item 1:         Balance Sheets - March 31, 1997, and December 31, 1996       3

                  Statements of Operations - For the Three Months Ended
                    March 31, 1997 and 1996                                    5

                  Statements of Cash Flows - For the Three Months Ended
                    March 31, 1997 and 1996                                    6

                  Notes to Financial Statements                                7

  Item 2:         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        9

  PART II.        OTHER INFORMATION                                           11


  SIGNATURES                                                                  12

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                        March 31,
                                                          1997     December 31,
                         ASSETS                        (UNAUDITED)     1996
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ................ $   25,208   $  198,152
  Accounts receivable-trade, net of allowance
   for doubtful accounts of $4,444-
     U.S. Government .................................    708,283    1,492,509
     Commercial ......................................    951,745    1,054,288
   Unbilled revenues .................................  2,088,634    1,655,428
   Other receivables .................................      6,538        6,834
   Prepaid expenses and other ........................    128,355      185,302
                                                       ----------   ----------
                    Total current assets .............  3,908,763    4,592,513
                                                       ----------   ----------
PROPERTY AND EQUIPMENT:
   Conversion systems ................................  5,248,496    5,252,834
   Building and improvements .........................  1,750,672    1,736,666
   Land ..............................................    230,000      230,000
   Furniture and fixtures ............................    327,908      275,279
                                                       ----------   ----------

                    Total property and equipment .....  7,557,076    7,494,779

  Less- Accumulated depreciation .....................  4,951,344    4,798,200
                                                       ----------   ----------

                    Net property and equipment .......  2,605,732    2,696,579
                                                       ----------   ----------

SOFTWARE DEVELOPMENT COSTS AND OTHER, net ............    559,105      527,926
                                                       ----------   ----------

GOODWILL, net ........................................    315,562      320,214
                                                       ----------   ----------

                    Total assets ..................... $7,389,162   $8,137,232
                                                       ==========   ==========

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                                                       March 31,
                                                         1997       December 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY        (UNAUDITED)      1996
                                                      -----------   -----------
CURRENT LIABILITIES:
  Accounts payable .................................. $   886,975   $ 1,403,419
  Accrued liabilities ...............................     850,695       885,659
  Line of credit ....................................     570,000       750,000
  Current maturities of capital lease obligations ...      12,099        11,820
  Deferred revenues .................................     580,205       561,355
  Current maturities of long-term debt ..............      28,617        27,729
                                                      -----------   -----------

           Total current liabilities ................   2,928,591     3,639,982
                                                      -----------   -----------

  LONG-TERM DEBT ....................................   1,507,879     1,517,970
                                                      -----------   -----------

  CAPITAL LEASE OBLIGATIONS .........................      64,465        51,211
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 10,000,000
   shares authorized- Series A, 60 shares authorized,
   17 and 19 shares outstanding as of March 31, 1997,
   and December 31, 1996, respectively ..............          17            19
  Common Stock, $.01 par value, 25,000,000 shares
   authorized; 12,391,942 and 12,032,559 shares
   outstanding as of March 31, 1997, and December 31,
   1996, respectively ...............................     123,919       120,326
  Additional paid-in capital ........................   9,640,703     9,640,036
  Accumulated deficit ...............................  (6,876,412)   (6,832,312)
                                                      -----------   -----------

           Total stockholders' equity ...............   2,888,227     2,928,069
                                                      -----------   -----------

           Total liabilities and stockholders' equity $ 7,389,162   $ 8,137,232
                                                      ===========   ===========
                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   Three Months Ended March 31
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
OPERATING REVENUES ...........................    $  3,197,034     $  2,333,653
                                                  ------------     ------------

COSTS AND EXPENSES:
  Production .................................       1,977,113        1,275,793
  Research and development ...................         179,840          109,901
  General and administrative .................         231,832          252,154
  Marketing ..................................         611,196          444,679
  Depreciation and amortization ..............         199,079          197,987
                                                  ------------     ------------
                                                     3,199,060        2,280,514
                                                  ------------     ------------
OPERATING INCOME (LOSS) ......................          (2,026)          53,139

OTHER INCOME (EXPENSE):
  Interest expense ...........................         (47,912)         (39,839)
  Other, net .................................           8,838            5,962
                                                  ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES ............         (41,100)          19,262

  INCOME TAX EXPENSE .........................           3,000             --
                                                  ------------     ------------
  NET INCOME (LOSS) ..........................         (44,100)          19,262

PREFERRED STOCK DIVIDEND REQUIREMENTS ........          13,063           14,438
                                                  ------------     ------------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS ........................    $    (57,163)    $      4,824
                                                  ============     ============
PRIMARY INCOME (LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENT ................    $       --       $       --
                                                  ============     ============
WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS ...................      12,318,872       12,318,937
                                                  ============     ============

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31
                                                          ---------------------
                                                            1997         1996
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................  $ (44,100)  $  19,262
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities-
     Depreciation and amortization .....................    199,079     197,987
     Changes in current assets and current liabilities-
      (Increase) decrease in receivables ...............    453,859     237,630
      (Increase) decrease in prepaid expenses ..........     56,947     (97,866)
      Increase (decrease) in accounts payable and
        accrued liabilities ............................   (551,408)      5,817
      Increase in deferred revenues ....................     18,850      38,600
                                                          ---------   ---------
           Net cash provided by operating activities ...    133,227     401,430
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .................................    (52,856)   (269,787)
  Capitalized software development costs ...............    (65,664)    (65,443)
                                                          ---------   ---------
           Net cash used in investing activities .......   (118,520)   (335,230)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances under line of credit ........................    570,000        --
  Payments under line of credit ........................   (750,000)   (150,000)
  Principal payments under capital lease obligations ...     (2,707)     (1,528)
  Net proceeds from exercise of stock options ..........      4,259      10,739
  Proceeds from issuing note payable ...................       --        67,054
  Principal payments on notes payable ..................     (9,203)    (14,537)
                                                          ---------   ---------
           Net cash used in financing activities .......   (187,651)    (88,272)
                                                          ---------   ---------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ....   (172,944)    (22,072)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period    198,152     139,167
                                                          ---------   ---------
CASH AND TEMPORARY CASH INVESTMENTS, end of period .....  $  25,208   $ 117,095
                                                          =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
     Interest ..........................................  $  47,319   $   9,839
     Income taxes ......................................     13,491        --
                                                          ---------   ---------
                                                          $  60,810   $   9,839
                                                          =========   =========

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1

The financial statements included herein have been prepared by Docucon, Incorporated (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

Since its inception, the Company has incurred cumulative net losses of approximately $6.9 million. The cumulative net losses have been funded primarily through the Company's public offering of common stock, issuances of preferred stock, the exercise of warrants and debt financing. The Company has taken steps to improve its operating results including exiting the litigation support services market and focusing on the Company's core higher margined businesses, which contributed to the Company earning net income of approximately $765,000 for the year ended December 31, 1996. In October 1996, the Company also refinanced its $1.5 million note payable which was originally due in December 1996. The Company's management believes that it is likely that the Company's operating results for 1997 will continue to improve and will generate sufficient working capital to sustain its operations throughout the year. However, if improved operating results are not sustained, the Company will be unable to ensure its continuing operations independent of additional capital infusions.

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

Software development costs-

Included in software development costs is $250,000 for advanced litigation support software (Litigator's Notebook(TM)) which was acquired during March 1994. Also included in software development costs is approximately $378,000 of costs which were incurred during 1995, 1996 and 1997 to develop software which will support and complement Litigator's Notebook(TM). These costs are being amortized over periods ranging from three to five years.

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

Statements of cash flows-

During the three months ended March 31, 1997, the Company had noncash investing and financing activities consisting of a capital lease entered into for $16,240 and two shares of preferred stock that were converted into 66,666 shares of common stock.

NOTE 4

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 33,333 shares of common stock and earns cash dividends of 11 percent per annum. As of March 31, 1997, cumulative undeclared dividends on the preferred stock approximated $322,000. As these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. On March 28, 1997, two shares of preferred stock were converted into 66,666 shares of common stock. Accrued dividends related to the converted preferred stock will be paid in the form of common stock.

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter ended March 31, 1997, resulted in a net loss applicable to common stockholders of $57,163 compared to net income applicable to common stockholders of $4,824 for the comparable period in 1996.

Revenues increased 37 percent to $3,197,034 for the three months ended March 31, 1997, as compared to the same period in 1996. Conversion service revenues earned under the Department of Defense (DOD) and commercial contracts increased by 39 percent, or approximately $700,000, for the 1997 quarter as compared to the same period in 1996. Revenues earned from sales of the Company's software products, JFS Litigator's Notebook(TM) and the related product lines increased 30 percent during the 1997 quarter over the 1996 quarter.

Production costs increased 55 percent for the quarter ended March 31, 1997, as compared to the comparable 1996 quarter. Costs related to production of conversion services, generally labor and supplies, increased at a higher rate than the increase in conversion service revenues as the work performed under new projects was more labor intensive than previous conversion services for the DOD. Costs related to software product revenues decreased slightly.

Research and development costs increased 64 percent for the quarter ended March 31, 1997, as compared to the same period in 1996. The Company devoted increased resources to development of internal conversion applications and capabilities and expansion of the capabilities of its JFS Litigator's Notebook(TM).

Marketing expenses increased 37 percent for the quarter ended March 31, 1997, as compared to the same period in 1996 due to increased marketing efforts for the JFS Litigator's Notebook product line and sales commissions paid on the increased revenues. In late 1996, the Company established a corporate marketing department to oversee and coordinate the total marketing strategy of the JFS division.

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

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In 1991, the Company was awarded a contract from the Defense Printing Services Office (DPS) to provide conversion services for the DOD totaling $12.3 million. The award was increased in 1994 and 1995 by a total of $4.5 million and extended in time until April 1996. Additionally, in 1995, DPS awarded contracts totaling approximately $2.0 million to the Company. During 1996, the Company generated $8,890,000, or 66 percent of total revenues through DOD contracts. In February of 1996, DPS awarded an additional contract to the Company. This contract allows the Company to provide up to $14.8 million of document services to DOD agencies. The Company has recently submitted a bid to the DOD along with several other competitors for a new contract for services similar to those already being provided by the Company to the DOD. The size of this contract is believed to be substantially larger than those previously awarded. The Company believes that it is in good position to win all or part of this new contract but to date has received no work from the DOD.

With the addition of J. Feuerstein Systems (JFS) in 1994, the Company made significant investments in the marketing and development areas of its software products and services. These investments resulted in substantially increased revenues in both software products and services. It is the strategic intent of management to expand its software revenue base. Such investment has enabled the Company to offer enhanced versions of Litigator's Notebook and the Optical Notebook and a recently announced product, JFSNet to the market place. Additional complementary products are also now available and another major product is anticipated to be released by the end of 1997.

In October 1996, the Company obtained long-term financing to replace the existing mortgage note for its office building which had a December 1996 maturity. The new note bears interest at a fixed rate of 9.5 percent, payable monthly to a commercial bank, and is being amortized over a 20-year term with a 5-year maturity. The note is secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred and are being amortized over a five-year period. The Company utilizes the building for office and production space and believes that the building will fulfill its needs for the foreseeable future.

Accounts receivable and unbilled revenues decreased approximately $450,000 from December 31, 1996, to March 31, 1997, as the Company completed its billing and collection related to a significant project for the DOD. Accounts payable and accrued liabilities decreased approximately $550,000 for the comparable period due to the completion of this project and the payment of subcontractors who assisted in the performance of the project.

The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations. At March 31, 1997, $570,000 was outstanding under the Company's $750,000 revolving term note which has a current maturity date of October 31, 1997. These funds are expected to be adequate for the Company's needs for at least the next 12 months. While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

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

                                                DOCUCON, INCORPORATED
                                                (Registrant)

                                                By /s/ EDWARD P. GISTARO
                                                   Edward P. Gistaro,
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                                                By /s/ LORI TURNER
                                                   Lori Turner,
                                                   Vice President of Finance
                                                   and Treasurer

Dated:      May 12, 1997