Form 10QSB
period 1997-06-30
DOCUCON INCORPORATED
filed 1997-08-08
CIK 843006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the Quarterly Period Ended    JUNE 30, 1997

                                       OR

                [ ] Transition Report Under Section 13 or 15(d)
                               of the Exchange Act

                For the Transition Period From ______ to _______

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

Yes  [X]      No  [ ]


      State the number of shares outstanding of each of the issuer's classes of
common equity as of July 31, 1997.      12,443,222

                              DOCUCON, INCORPORATED

                                      INDEX

                                                                           Page

PART I.   FINANCIAL INFORMATION (UNAUDITED)

Item 1:   Balance Sheets - June 30, 1997, and December 31, 1996               3

          Statements of Operations - For the Three and Six Months Ended
            June 30, 1997 and 1996                                            5

          Statements of Cash Flows - For the Six Months Ended June 30,
            1997 and 1996                                                     6

          Notes to Financial Statements                                       7

Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations
                                                                              9


PART II.           OTHER INFORMATION                                         11


  SIGNATURES                                                                 12

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                        June 30,
                                                          1997      December 31,
                         ASSETS                       (UNAUDITED)       1996
                                                      -----------   ------------
CURRENT ASSETS:
Cash and temporary cash investments ................  $    38,961   $   198,152
Accounts receivable-trade, net of allowance for
 doubtful accounts of $4,444-
   U.S. Government .................................      469,639     1,492,509
   Commercial ......................................      990,907     1,054,288
   Unbilled revenues ...............................    2,064,463     1,655,428
   Other receivables ...............................       13,728         6,834
   Prepaid expenses and other ......................      101,897       185,302
                                                      -----------   -----------

               Total current assets ................    3,679,595     4,592,513
                                                      -----------   -----------

 PROPERTY AND EQUIPMENT:
                  Conversion systems ...............    5,294,574     5,252,834
                  Building and improvements ........    1,764,164     1,736,666
                  Land .............................      230,000       230,000
                  Furniture and fixtures ...........      331,506       275,279
                                                      -----------   -----------

               Total property and equipment ........    7,620,244     7,494,779

    Less- Accumulated depreciation .................   (5,097,314)   (4,798,200)
                                                      -----------   -----------

               Net property and equipment ..........    2,522,930     2,696,579
                                                      -----------   -----------

 SOFTWARE DEVELOPMENT COSTS AND OTHER, net .........      584,896       527,926
                                                      -----------   -----------

 GOODWILL, net .....................................      310,910       320,214
                                                      -----------   -----------

               Total assets ........................  $ 7,098,331   $ 8,137,232
                                                      ===========   ===========

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                                                         June 30,
                                                           1997     December 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY           (UNAUDITED)    1996
                                                       -----------  -----------
CURRENT LIABILITIES:
Accounts payable ..................................... $   624,049  $ 1,403,419
Accrued liabilities ..................................     693,876      885,659
Line of credit .......................................     609,500      750,000
Current maturities of capital lease obligations ......      15,076       11,820
Deferred revenues ....................................     618,077      561,355
Current maturities of long-term debt .................      29,303       27,729
                                                       -----------  -----------

          Total current liabilities ..................   2,589,881    3,639,982
                                                       -----------  -----------

LONG-TERM DEBT .......................................   1,502,676    1,517,970
                                                       -----------  -----------

CAPITAL LEASE OBLIGATIONS ............................      55,448       51,211
                                                       -----------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value, 10,000,000
   shares authorized- Series A, 60 shares authorized,
     17 and 19 shares outstanding as of June 30, 1997,
     and December 31, 1996, respectively
                                                                17           19
Common Stock, $.01 par value, 25,000,000 shares
  authorized; 12,443,222 and 12,032,559 shares
    outstanding as of June 30, 1997, and December 31,
    1996, respectively ...............................     124,432      120,326
Additional paid-in capital ...........................   9,640,190    9,640,036
 Accumulated deficit .................................  (6,814,313)  (6,832,312)
                                                       ===========  ===========

          Total stockholders' equity .................   2,950,326    2,928,069
                                                       ===========  ===========

          Total liabilities and stockholders' equity . $ 7,098,331  $ 8,137,232
                                                       ===========  ===========

                    See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     Three Months                   Six Months
                                                     ENDED JUNE 30                 Ended June 30
                                              ---------------------------   ---------------------------
                                                   1997          1996            1997          1996
                                              ------------   ------------   ------------   ------------
OPERATING REVENUES                            $  2,688,577   $  3,351,968   $  5,885,611   $  5,685,621
                                              ------------   ------------   ------------   ------------
COSTS AND EXPENSES:
  Production                                     1,392,224      1,845,870      3,369,337      3,121,663
  Research and development                         144,679        210,981        324,519        320,882
  General and administrative                       269,247        305,663        501,079        557,817
  Marketing                                        595,379        562,387      1,206,575      1,007,066
  Depreciation and amortization                    185,105        176,523        384,184        374,510
                                              ------------   ------------   ------------   ------------
                                                 2,586,634      3,101,424      5,785,694      5,381,938
                                              ------------   ------------   ------------   ------------
OPERATING INCOME                                   101,943        250,544         99,917        303,683
OTHER INCOME (EXPENSE):
  Interest expense                                 (51,284)       (37,477)       (99,196)       (77,316)
  Other, net                                        20,440            336         29,278          6,298
                                              ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                          71,099        213,403         29,999        232,665

INCOME TAX EXPENSE                                   9,000           --           12,000           --
                                              ------------   ------------   ------------   ------------

NET INCOME                                          62,099        213,403         17,999        232,665
PREFERRED STOCK DIVIDEND REQUIREMENTS               11,688         14,438         24,751         28,876
                                              ------------   ------------   ------------   ------------
NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCKHOLDERS                                $     50,411   $    198,965   $     (6,752)  $    203,789
                                              ============   ============   ============   ============


PRIMARY INCOME (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS
                                              $       --     $        .02   $       --     $        .02
                                              ============   ============   ============   ============
WEIGHTED AVERAGE COMMON SHARES AND COMMON
  SHARE EQUIVALENTS
                                                12,819,024     12,599,885     12,381,009     12,471,998
                                              ============   ============   ============   ============

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   Six Months
                                                                  Ended June 30
                                                            -----------------------
                                                                 1997        1996
                                                            -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $    17,999   $ 232,665
  Adjustments to reconcile net income to net cash
    provided by operating activities-
     Depreciation and amortization                              384,184     374,510
     Other noncash expenses                                        --         7,787
     Changes in current assets and current liabilities-
      (Increase) decrease in receivables and unbilled
      revenues                                                  670,322    (262,932)
      (Increase) decrease in prepaid expenses and other          83,405    (191,151)
      Increase (decrease) in accounts payable and accrued
      liabiliies                                               (971,153)    562,177
      Increase in deferred revenues                              56,722      82,022
                                                            -----------   ---------
                 Net cash provided by operating activities      241,479     805,078
                                                            -----------   ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                      (116,024)   (432,406)
     Capitalized software development costs                    (125,938)   (120,532)
                                                            -----------   ---------

                 Net cash used in investing activities         (241,962)   (552,938)
                                                            -----------   ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances under line of credit                            1,344,500        --
     Payments under line of credit                           (1,485,000)   (175,000)
     Principal payments under capital lease obligations          (8,747)     (2,577)
     Net proceeds from exercise of stock options                  4,259      12,669
     Proceeds from issuing note payable                            --        87,054
     Principal payments on notes payable                        (13,720)    (37,976)
                                                            -----------   ---------
                 Net cash used in financing activities         (158,708)   (115,830)
                                                            -----------   ---------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS
                                                               (159,191)    136,310
CASH AND TEMPORARY CASH INVESTMENTS, beginning
  of period                                                     198,152     139,167
                                                            -----------   ---------
CASH AND TEMPORARY CASH INVESTMENTS, end
  of period                                                 $    38,961   $ 275,477
                                                            ===========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
   Interest                                                 $   100,118   $  47,329
                                                            ===========   =========

   Income taxes                                                  19,868        --
                                                            ===========   =========

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

Since its inception, the Company has incurred cumulative net losses of approximately $6.8 million. The cumulative net losses have been funded primarily through the Company's public offering of common stock, issuances of preferred stock, the exercise of warrants and debt financing. The Company has taken steps to improve its operating results including exiting the litigation support services market and focusing on the Company's core higher margined businesses. In October 1996, the Company also refinanced its $1.5 million note payable which was originally due in December 1996. The Company's management believes that it is likely that the Company's operating results for the remainder of 1997 will continue to improve and will generate sufficient working capital to sustain its operations throughout the year. However, if improved operating results are not sustained, the Company will be unable to ensure its continuing operations independent of additional capital infusions.

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

Software development costs-

Included in software development costs is $250,000 for advanced litigation support software (Litigator's Notebook(TM)) which was acquired during March 1994. Also included in software development costs is approximately $438,000 of costs which were incurred during 1995, 1996 and 1997 to develop software which will support and complement Litigator's Notebook(TM). These costs are being amortized over periods ranging from three to five years.

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

Statements of cash flows-

During the six months ended June 30, 1997, the Company had noncash investing and financing activities consisting of a capital lease entered into for $16,240 and two shares of preferred stock and accrued dividends that were converted into 66,666 shares and 51,280 shares of common stock, respectively.

NOTE 4

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 33,333 shares of common stock and earns cash dividends of 11 percent per annum. As of June 30, 1997, cumulative undeclared dividends on the preferred stock approximated $333,000. As these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. On March 28, 1997, two shares of preferred stock were converted into 66,666 shares of common stock. Dividends related to the converted preferred stock were paid in the form of 51,280 shares of common stock in the second quarter.

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter ended June 30, 1997, resulted in net income applicable to common shareholders of $50,411 compared to net income applicable to common shareholders of $198,965 for the same quarter in 1996. The Company incurred a net loss applicable to common shareholders of $6,752 for the six months ended June 30, 1997, as compared to net income of $203,789 for the same period in 1996.

      Revenues decreased 20 percent to $2,688,577 for the quarter ended June 30, 1997, as compared to the same quarter in 1996. Conversion service revenues earned under commercial contracts and a contract with the Department of Defense
(DOD) (see "Liquidity and Capital Resources") decreased 12 percent, or approximately $290,000, as compared to the 1996 quarter. The decrease is due to what management believes to be a temporary discontinuation of funding for a specific project on which the Company has been performing under the DOD contract. In addition, revenues earned from sales of the Company's software products decreased 36 percent during the 1997 quarter compared to the 1996 quarter, when the Company had its largest single order ever. Total revenues increased slightly for the six-month period ended June 30, 1997, as compared to the 1996 six-month period due to increased conversion service revenues on the aforementioned project in the first quarter of 1997 as compared to 1996.

Production costs decreased 25 percent for the quarter ended June 30, 1997, as compared to the 1996 quarter due to the decreased revenue levels. Production costs increased 8 percent for the six months ended June 30, 1997, over the comparable 1996 six-month period. The increase in costs for the six-month period is related to the higher level of conversion service revenues, particularly on the aforementioned project which has a higher than historical level of labor costs.

Research and development costs decreased 31 percent for the quarter ended June 30, 1997, compared to the same period in 1996 due to a temporary decrease in personnel expense. Research and development costs increased slightly for the 1997 six-month period as the Company continued to devote resources to development of new conversion applications and capabilities and to the expansion of the capabilities of its JFS Litigator's Notebook(TM).

Marketing expenses increased only slightly for the quarter ended June 30, 1997, as compared to the same period in 1996. Although the Company increased marketing efforts for the JFS Litigator's Notebook(TM) product line, the increased expenses were offset by lower sales commissions paid on the decreased revenues (in late 1996, the Company established a corporate marketing department to oversee and coordinate the total marketing strategy of the JFS division). The 20 percent increase in the marketing expenses for the six months ended June 30, 1997, as compared to the same period in 1996 reflects those increased marketing efforts.

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

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

From 1991 to mid 1996, the Company has performed conversion services under contracts from the Defense Printing Services Office (DPS) to provide services for the DOD totaling $16.8 million. In 1995, DPS awarded additional contracts totaling approximately $2.0 million to the Company. In February of 1996, DPS awarded a contract to the Company. This contract allows the Company to provide up to $14.8 million of document services to DOD agencies. The Company has recently submitted a bid to the DOD along with several other competitors for a contract for services similar to those already being provided by the Company. The size of this contract is believed to be substantially larger than those previously awarded. The Company believes that it is in good position to win all or part of this new contract but to date has received no word from the DOD.

With the addition of J. Feuerstein Systems (JFS) in 1994, the Company made significant investments in the marketing and development areas of its litigation support products and services. These investments resulted in substantially increased revenues in both the services and products areas. It is the strategic intent of management to expand its software revenue base. Such investment has enabled the Company to offer enhanced versions of Litigator's Notebook and the Optical Notebook and a recently announced product, JFSNet to the marketplace. Additional complementary products are also now available and another major product is anticipated to be released by the end of 1997.

In October 1996, the Company refinanced the mortgage on its office building. The new note bears interest at a fixed rate of 9.5 percent, payable monthly to a commercial bank, and is being amortized over a 20-year term with a 5-year maturity. The note is secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred and will be amortized over a five-year period. The Company utilizes the building for office and production space and believes that the building will fulfill its needs for the foreseeable future.

Accounts receivable and unbilled revenues decreased approximately $670,000 from December 31, 1996, to June 30, 1997, due to the decrease in revenues discussed above and upon the completion of a large scale, low margin production project for the DOD early in 1997. Accounts payable and accrued liabilities decreased approximately $970,000 for the comparable period as a result of the decrease in operations.

The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations. At June 30, 1997, $609,500 was outstanding under the Company's $750,000 revolving term note which has a current maturity date of October 31, 1997. Management of the Company believes that it will be able to obtain a renewal of this revolving term note. These funds are expected to be adequate for the Company's needs for at least the next 12 months. While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

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

                                                DOCUCON, INCORPORATED
                                                (Registrant)

                                                By /s EDWARD P. GISTARO
                                                   Edward P. Gistaro,
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                                                By/s LORI TURNER
                                                  Lori Turner,
                                                  Vice President of Finance
                                                  and Treasurer

     Dated:       August 7, 1997