Form 10QSB
period 1997-09-30
DOCUCON INCORPORATED
filed 1997-11-19
CIK 843006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

                [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

                                       OR

                [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

            For the Transition Period From _________ to ____________

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

Yes  [X]    No [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity as of October 31, 1997. 12,774,223

                           DOCUCON, INCORPORATED


                                   INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1: Balance Sheets - September 30, 1997, and December 31, 1996............ 3

        Statements of Operations - For the Three and Nine Months Ended
        September 30, 1997 and 1996........................................... 5

        Statements of Cash Flows - For the Nine Months Ended September 30,
        1997 and 1996......................................................... 6

        Notes to Financial Statements......................................... 7

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................10

PART II. OTHER INFORMATION....................................................13

SIGNATURES....................................................................15

                              DOCUCON, INCORPORATED


                                 BALANCE SHEETS



                                                    September 30,
                                                        1997       December 31,
                         ASSETS                      (UNAUDITED)       1996
                                                     -----------    -----------
CURRENT ASSETS:
  Cash and temporary cash investments ............   $    28,823    $   198,152
  Accounts receivable-trade, net of allowance
   for doubtful accounts of $4,444-
     U.S. Government .............................       475,639      1,492,509
     Commercial ..................................       107,340        342,574
   Unbilled revenues .............................     1,972,679      1,655,428
   Other receivables .............................        26,347          6,834
   Prepaid expenses and other ....................       143,216        169,795
   Net current assets of discontinued operations .       147,017        186,166
                                                     -----------    -----------
                 Total current assets ............     2,901,061      4,051,458
                                                     -----------    -----------
  PROPERTY AND EQUIPMENT:
   Conversion systems ............................     4,761,354      4,732,297
   Building and improvements .....................     1,762,318      1,736,666
   Land ..........................................       230,000        230,000
   Furniture and fixtures ........................       317,786        275,279
                                                     -----------    -----------
                 Total property and equipment ....     7,071,458      6,974,242

   Less- Accumulated depreciation ................    (4,867,664)    (4,541,487)
                                                     -----------    -----------
                 Net property and equipment ......     2,203,794      2,432,755
                                                     -----------    -----------
  OTHER, net .....................................        54,361         64,556
                                                     -----------    -----------
  NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS      1,056,645      1,047,408
                                                     -----------    -----------
                 Total assets ....................   $ 6,215,861    $ 7,596,177
                                                     ===========    ===========

                       See Notes to Financial Statements.

                           DOCUCON, INCORPORATED

                                                            September 30,
                                                                1997       December 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY              (UNAUDITED)       1996
                                                            -----------    -----------
CURRENT LIABILITIES:
  Accounts payable ......................................   $   481,287    $ 1,403,419
   Accrued liabilities ..................................       836,393        885,659
   Note payable to related party ........................        45,000           --
   Line of credit .......................................       725,000        750,000
   Current maturities of capital lease obligations ......        15,433         11,820
   Deferred revenues ....................................          --           20,300
   Current maturities of long-term debt .................        30,003         27,729
                                                            -----------    -----------
            Total current liabilities ...................     2,133,116      3,098,927
                                                            -----------    -----------
  LONG-TERM DEBT ........................................     1,492,728      1,517,970
                                                            -----------    -----------
  CAPITAL LEASE OBLIGATIONS .............................        53,636         51,211
                                                            -----------    -----------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 10,000,000
     shares authorized-
     Series A, 60 shares authorized, 17 and 19 shares
     outstanding as of September 30, 1997, and
     December 31, 1996, respectively.....................            17             19

  Common stock, $.01 par value, 25,000,000 shares
    authorized; 12,458,723 and 12,032,559 shares
    outstanding as of September 30, 1997, and December 31,
    1996, respectively....................................      124,587        120,326
  Additional paid-in capital ............................     9,643,660      9,640,036
   Accumulated deficit ..................................    (7,231,883)    (6,832,312)
                                                            -----------    -----------
            Total stockholders' equity ..................     2,536,381      2,928,069
                                                            -----------    -----------
            Total liabilities and stockholders' equity ..   $ 6,215,861    $ 7,596,177
                                                            ===========    ===========

                    See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                      THREE MONTHS                        NINE MONTHS
                                                                    ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                               ----------------------------    ----------------------------
                                                                    1997            1996            1997            1996
                                                               ------------    ------------    ------------    ------------
OPERATING REVENUES .........................................   $  1,317,352    $  3,146,312    $  5,903,083    $  7,321,155
                                                               ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Production ...............................................        855,515       1,963,277       3,818,692       4,567,890
  Research and development .................................         41,004          68,868         128,447         151,056
  General and administrative ...............................        286,064         364,857         787,143         922,674
  Marketing ................................................        123,726         205,739         477,277         577,073
  Depreciation and amortization ............................        104,688         124,812         327,361         399,302
                                                               ------------    ------------    ------------    ------------
                                                                  1,410,997       2,727,553       5,538,920       6,617,995
                                                               ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS                  (93,645)        418,759         364,163         703,160

OTHER INCOME (EXPENSE):
  Interest expense .........................................        (52,094)        (27,057)       (151,290)       (104,373)
  Other, net ...............................................         10,152           1,882          39,430           8,180
                                                               ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       (135,587)        393,584         252,303         606,967

INCOME TAX EXPENSE .........................................           --             3,000          12,000           3,000
                                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS................       (135,587)        390,584         240,303         603,967

PREFERRED STOCK DIVIDEND REQUIREMENTS ......................         11,688          13,597          36,439          42,473
                                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
 APPLICABLE TO COMMON STOCKHOLDERS .........................       (147,275)        376,987         203,864         561,494

INCOME (LOSS) FROM DISCONTINUED OPERATIONS .................       (281,983)        101,629        (639,874)        120,911
                                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS ..............................................   $   (429,258)   $    478,616    $   (436,010)   $    682,405
                                                               ============    ============    ============    ============
PRIMARY INCOME (LOSS) FROM CONTINUING OPERATIONS
 PER COMMON SHARE AND COMMON SHARE EQUIVALENTS .............   $       (.01)   $        .03    $        .02    $        .04

PRIMARY INCOME (LOSS) FROM DISCONTINUED OPERATIONS
 PER COMMON SHARE AND COMMON SHARE EQUIVALENTS .............           (.02)            .01            (.06)            .01
                                                               ------------    ------------    ------------    ------------
PRIMARY INCOME (LOSS) PER COMMON SHARE AND COMMON
 SHARE EQUIVALENTS .........................................   $       (.03)   $        .04    $       (.04)   $        .05
                                                               ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES AND COMMON
 SHARE EQUIVALENTS .........................................     12,447,307      12,556,467      12,401,473      12,481,947
                                                               ============    ============    ============    ============

                       See Notes to Financial Statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months
                                                                          Ended September 30
                                                                      --------------------------
                                                                          1997           1996
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations ...........................   $   240,303    $   603,967
  Adjustments to reconcile net income to net cash
    provided by operating activities-

     Depreciation and amortization ................................       327,361        399,302
     Other noncash expenses .......................................          --            7,787
     Changes in current assets and current liabilities-
      (Increase) decrease in receivables and unbilled revenues ....       915,340       (460,492)
      (Increase) decrease in prepaid expenses and other ...........        26,579       (141,726)
      Increase (decrease) in accounts payable and accrued liabilies      (971,398)       607,473
      Increase (decrease) in deferred revenues ....................       (20,300)          --
                                                                      -----------    -----------
                 Net cash provided by operating activities ........       517,885      1,016,311
                                                                      -----------    -----------
NET CASH USED BY DISCONTINUED OPERATIONS ..........................      (591,878)      (530,877)
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ............................................       (90,048)      (426,654)
                                                                      -----------    -----------
                 Net cash used in investing activities ............       (90,048)      (426,654)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances under line of credit ...................................     2,408,500           --
  Payments under line of credit ...................................    (2,433,500)      (230,000)
  Principal payments under capital lease obligations ..............       (10,202)        (3,107)
  Net proceeds from exercise of stock options .....................         7,882         36,003
  Proceeds from issuing notes payable .............................        45,000         87,054
  Principal payments on long-term debt ............................       (22,968)       (79,785)
                                                                      -----------    -----------
                 Net cash used in financing activities ............        (5,288)      (189,835)
                                                                      -----------    -----------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ...............      (169,329)      (131,055)

  CASH AND TEMPORARY CASH INVESTMENTS, beginning of period ........       198,152        139,167
                                                                      -----------    -----------
  CASH AND TEMPORARY CASH INVESTMENTS, end of period ..............   $    28,823    $     8,112
                                                                      ===========    ===========
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for-
   Interest .......................................................   $   163,953    $    74,389
                                                                      ===========    ===========
   Income taxes ...................................................   $     3,711    $       --
                                                                      ===========    ===========

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

Since its inception, the Company has incurred cumulative net losses of approximately $7.2 million. The cumulative net losses have been funded primarily through the Company's public offering of common stock, issuances of preferred stock, the exercise of warrants and debt financing. The Company has taken steps to improve its operating results including exiting the litigation support services market and focusing on the Company's core higher margined businesses. In October 1996, the Company also refinanced its $1.5 million note payable which was originally due in December 1996. The Company's management believes that it is likely that the Company's operating results for the remainder of 1997 will generate sufficient working capital to sustain its operations throughout the year. However, if improved operating results are not sustained, the Company will be unable to ensure its continuing operations independent of additional capital infusions.

NOTE 2

Planned disposal of software division and planned recapitalization-

In October 1997, the Company announced that it has entered into a letter of intent with a third party in connection with a proposed sale of its software division. The Company has also entered into a letter of intent with an investor in connection with a proposed recapitalization of the Company. If these transactions were to be consummated, the Company currently contemplates distributing the net proceeds of the sale and recapitalization, which would range from $1.35 to $1.75 per share, to its shareholders. Additionally, the Company's current shareholders would retain approximately 8 percent of the outstanding shares of the contemplated surviving company. There can be no assurances that any definitive agreements will be reached regarding the proposed sale or recapitalization or that such transactions will be consummated. As a result of the proposed sale of the Company's software division, the division has been accounted for as a discontinued operation and, accordingly, the Company has restated its financial statements for all periods presented in accordance with Accounting Principles Board Opinion No. 30. Income tax effects of the discontinued operation are not material. The following table provides certain information related to the discontinued operation:

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30             SEPTEMBER 30
                                             ----------------------  -------------------------
                                                1997        1996        1997          1996
                                             ---------    --------   -----------    ----------
Revenues .................................   $ 580,741    $946,165   $ 1,880,621    $2,456,943
                                             =========    ========   ===========    ==========
Income (loss) from discontinued operations   $(281,983)   $101,629   $  (639,874)   $  120,911
                                             =========    ========   ===========    ==========

The components of net long-term assets of discontinued operations are described below:

                                                     September 30,  December 31,
                                                          1997         1996
                                                       ----------   ----------
Property and equipment, net ........................   $  212,534   $  263,824
  Software development costs, net ..................      537,854      463,370
  Goodwill, net ....................................      306,257      320,214
                                                       ----------   ----------
  Net long-term assets of discontinued operations ..   $1,056,645   $1,047,408
                                                       ==========   ==========

NOTE 3

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

NOTE 4

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

Software development costs-

Included in net long-term assets of discontinued operations are software development costs of $250,000 for advanced litigation support software (Litigator's Notebook(TM)) which was acquired during March 1994. Also included are software development costs of approximately $482,000 which were incurred during 1995, 1996 and 1997 to develop software which will support and complement Litigator's Notebook(TM). These costs are being amortized over periods ranging from three to five years. At September 30, 1997, software development costs had a net book value of $537,854.

Goodwill-

In connection with an acquisition in March 1994, the Company recognized goodwill of approximately $372,000. This goodwill is a component of net long-term assets of discontinued operations and is being amortized on a straight-line basis over 20 years. At September 30, 1997, goodwill, net of accumulated amortization, was $306,257.

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

Statements of cash flows-

During the nine months ended September 30, 1997, the Company had noncash investing and financing activities consisting of a capital lease entered into for $16,240 and two shares of preferred stock and accrued dividends that were converted into 66,666 shares and 51,280 shares of common stock, respectively.

NOTE 5

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 33,333 shares of common stock and earns cash dividends of 11 percent per annum. As of September 30, 1997, cumulative undeclared dividends on the preferred stock approximated $349,000. As these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. On March 28, 1997, two shares of preferred stock were converted into 66,666 shares of common stock. Dividends related to the converted preferred stock were paid in the form of 51,280 shares of common stock in the second quarter.

                           DOCUCON, INCORPORATED

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter ended September 30, 1997, resulted in a net loss applicable to common shareholders of $429,258 compared to net income applicable to common shareholders of $478,616 for the same quarter in 1996. The Company incurred a net loss applicable to common shareholders of $436,010 for the nine months ended September 30, 1997, as compared to net income of $682,405 for the same period in 1996.

Revenues from continuing operations decreased 58 percent to $1,317,352 for the quarter ended September 30, 1997, as compared to the same quarter in 1996. Conversion service revenues earned under commercial contracts and a contract with the Department of Defense (DOD) (see "Liquidity and Capital Resources") decreased 58 percent, or approximately $1,830,000, as compared to the 1996 quarter. Revenues from continuing operations decreased 19 percent, or approximately $1,418,000, for the nine-month period ended September 30, 1997, as compared to the 1996 nine-month period due primarily to decreased conversion service revenues. The decrease is due to what management believes to be a temporary discontinuation of funding for a specific project on which the Company has been performing under the DOD contract. Revenues from discontinued operations related to the Company's software products decreased 39 percent and 23 percent during the 1997 quarter and nine-month period, respectively, compared to the 1996 respective periods; the Company had received large orders from two clients in the second and third quarters of 1996.

Production costs from continuing operations decreased 56 percent and 16 percent for the quarter and nine months ended September 30, 1997, respectively, over the comparable 1996 periods due to the decreased revenue levels.

Research and development costs from continuing operations decreased 40 percent and 15 percent for the quarter and nine months ended September 30, 1997, respectively, compared to the respective periods in 1996 primarily due to a temporary decrease in personnel expenses in the second and third quarters of 1997. The Company continued to devote resources to development of new conversion applications and capabilities and to the expansion of the capabilities of its JFS Litigator's Notebook(TM)which contributed to the loss from discontinued operations for the quarter and nine months ended September 30, 1997.

Marketing expenses from continuing operations decreased 40 percent and 17 percent for the quarter and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996, primarily due to decreased conversion services. With respect to the discontinued operations, the Company increased marketing efforts for the JFS Litigator's Notebook(TM)product line which were partially offset by lower sales commissions paid on the decreased software products revenues. This net increase in marketing expenses associated with the discontinued operations contributed to the loss for the quarter and nine months ended September 30, 1997. (In late 1996, the Company established a corporate marketing department to oversee and coordinate the total marketing strategy of the JFS division.)

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been supplemented through bank borrowings, capital contributions, borrowings from affiliated and unaffiliated lenders, capital lease agreements, an initial public offering of the Company's common stock in 1989, the conversion of warrants into common stock and preferred stock placements.

In October 1997, the Company announced that it has entered into a letter of intent with a third party in connection with a proposed sale of its software division. The Company has also entered into a letter of intent with an investor in connection with a proposed recapitalization of the Company. If these transactions were to be consummated, the Company currently contemplates distributing the net proceeds of the sale and recapitalization, which would range from $1.35 to $1.75 per share, to its shareholders. Additionally, the Company's current shareholders would retain approximately 8 percent of the outstanding shares of the contemplated surviving company. There can be no assurances that any definitive agreements will be reached regarding the proposed sale or recapitalization or that such transactions will be consummated.

In February of 1996, the Defense Printing Services Office awarded a contract to the Company. This contract allows the Company to provide up to $14.8 million of document services to Department of Defense (DOD) agencies. This contract was subsequently increased and extended by approximately $5,600,000 through February 1998. The Company continues to provide document services under this contract. The Company also submitted a bid to the DOD along with several other competitors for a contract for services similar to those already being provided by the Company to the DOD. The size of this contract is believed to be substantially larger than those previously awarded. The Company believes that it is in good position to win all or part of this new contract but to date has received no word from the DOD.

With the addition of J. Feuerstein Systems (JFS) in 1994, the Company made significant investments in the marketing and development areas of its litigation support products and services. These investments resulted in substantially increased revenues in both the services and product areas. Such investment has enabled the Company to offer enhanced versions of Litigator's Notebook and JazzNotes (formerly the Optical Notebook), and JFSNET, an Internet-access enabled version of the Notebook. Other complementary products are available or under development. The Company believes that it has built significant value into the division. However, in order to realize that value, the Company also believes considerable investment will be required. In order to effect a more immediate return to its shareholders, it has entered into a letter of intent with a third party in connection with a proposed sale of the software division. In the accompanying financial statements, the Company's software division has been accounted for as a discontinued operation. See also Note 2 of the Notes to Financial Statements.

In October 1996, the Company obtained long-term financing to replace the existing mortgage note for its office building which had a December 1996 maturity. The new note bears interest at a fixed rate of 9.5 percent, payable monthly to a commercial bank, and is being amortized over a 20-year term with a 5-year maturity. The note is secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred and will be amortized over a five-year period. The Company utilizes the building for office and production space and believes that the building will fulfill its needs for the foreseeable future. The Company has obtained a waiver from this lender for additional indebtedness that was incurred relating to short-term borrowings of $45,000 from one of the Company's officers. This amount is due on demand.

Accounts receivable and unbilled revenues from continuing operations decreased approximately $915,000 from December 31, 1996, to September 30, 1997, as a result of the reduced conversion services performed during 1997. Accounts payable and accrued liabilities from continuing operations decreased approximately $971,000 for the comparable period as a result of the reduced conversion services performed during 1997.

At September 30, 1997, $725,000 was outstanding under the Company's $750,000 revolving term note which has a current maturity date of December 31, 1997. Management of the Company believes that its cash on hand, cash generated from operations and anticipated proceeds from the proposed sale of its software division should be sufficient to repay the indebtedness and fund future operations. If the proposed sale of the software division is not consummated by December 31, 1997, management of the Company believes that it will be able to obtain an extension of the maturity date on the revolving term note.

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders-

        The annual meeting of Stockholders of the Company was held on Tuesday, August 12, 1997. The proposals and the results are listed below:

        Proposal No. 1  To elect five Directors to serve until the next Annual
                        Meeting of Stockholders and until their successors are duly elected and qualified.

        Proposal No. 2  To amend the 1993 Employee Stock Purchase Plan of the
                        Company to increase the number of shares offered and reserved for issuance thereunder by 200,000 shares to 1,000,000 shares of Common Stock, par value $.01 per share, to be offered under one additional annual offering from January 1, 1998, to December 31, 1998.

        Proposal No. 3  To amend the 1988 Stock Option Plan of the Company to increase the number of shares reserved for issuance thereunder by 300,000 shares to 1,660,000 shares of Common Stock, par value $.01 per share.

        The following persons were nominated for election as directors of the Company, and all nominees were elected. The shares voted for and those withheld from each nominee are set forth below opposite such nominee's name:

  DIRECTOR NOMINEES                          SHARES VOTED FOR    SHARES WITHHELD
                                                ----------           -------
Edward P. Gistaro ...................           10,989,319           233,196

Allan H. Hobgood ....................           10,993,319           229,196

Ralph Brown .........................           10,991,319           231,196

Al R. Ireton ........................           10,991,049           231,466

Chauncey E. Schmidt .................           10,994,319           228,196



     PROPOSALS                         FOR              AGAINST          ABSTAIN
                                    ---------           -------           ------
No. 2 ...................           8,715,725           661,075           96,700

No. 3 ...................           8,330,428           804,342           83,600

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


                                                DOCUCON, INCORPORATED
                                                (Registrant)


                                                By /S/ EDWARD P. GISTARO
                                                   Edward P. Gistaro,
                                                   Chairman of the Board and
                                                   Chief Executive Officer


                                                By/S/ LORI TURNER
                                                   Lori Turner,
                                                   Vice President of Finance
                                                   and Treasurer

Dated: November 19, 1997