Form 10KSB40
period 1997-12-31
DOCUCON INCORPORATED
filed 1998-04-15
CIK 843006

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C.  20549
                                        FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER  1-10185

                              DOCUCON, INCORPORATED
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                        74-2418590
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

     7461 CALLAGHAN ROAD
     SAN ANTONIO, TEXAS                                       78229
(Address of Principal Executive Offices)                    (Zip Code)


Issuer's Telephone Number, Including Area Code:            (210) 525-9221

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

           Yes  [X]                            No  [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State Issuer's revenues for its most recent fiscal year:  $6,664,000

      State the aggregate market value of the voting stock held by non-affiliates as of March 16, 1998:

               Common Stock, par value $.01 per share - $8,962,717

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                           OUTSTANDING AT MARCH 16, 1998
   COMMON STOCK, PAR VALUE                        13,160,792 SHARES
       $.01 PER SHARE

                           DOCUMENTS INCORPORATED BY REFERENCE

              Certain documents are incorporated by reference into
                       this Annual Report on Form 10-KSB.
                                  See Item 13.

            Transitional Small Business Issuer Format: Yes [ ] No [X]

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


ITEM 1.          DESCRIPTION OF BUSINESS.

GENERAL

      Docucon, Incorporated ("Docucon" or the "Company") was incorporated under the laws of the State of Delaware in 1988 and is the successor by merger to a Texas corporation organized in 1986. The Company has historically divided its business into two areas: backfile conversion services and software products.

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

      On November 26, 1997, the Company sold all of the assets of the JFS division to Bowne & Co., Inc., a worldwide financial printing and services company, for $6.5 million. The Company realized an approximate gain of $4,472,000 on the sale. Operations relating to the software portion of the JFS division resulted in losses totaling approximately $1.4 million since the date of its purchase. All operations relating to the software portion of the JFS division are considered discontinued operations for this report on Form 10-KSB.

STATUS OF PROPOSED RECAPITALIZATION

In October 1997, the Company announced that it had entered into a letter of intent with a third party in connection with a proposed recapitalization of the Company. Negotiations have ceased and there has been no communication between the parties since the end of the 1997 fiscal year. The agreement expired on March 31, 1998 without consummation of a transaction. The Company had indicated that net proceeds of the JFS sale and the recapitalization were anticipated to be distributed to shareholders. Without consummation of the proposed recapitalization or another transaction, no proceeds will be distributed. Proceeds from the JFS sale will be retained for investment in the conversion services business. While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

BACKFILE CONVERSION SERVICES AND MARKETS

      The Company currently markets backfile conversion services to governmental and private organizations which have substantial document storage and retrieval needs. These documents may be logistic support documents for the Department of Defense ("DOD"), land files for petro-chemical companies and county governments, personnel and financial records for corporations and institutions, or a number of other similar requirements.

      For the years ended December 31, 1997 and 1996, the Company spent $98,000, and $205,000, respectively, for research and development activities related to ongoing operations. The Company does not own any patents. The Company uses the word "Docucon" alone and in combination with various designs and logos as a service mark to identify the Company's services. The Company has obtained federal trademark registration for the name "Docucon". The Company sold all of its rights and registrations for trademarks for the name "JFS Litigator's Notebook" and all other names associated with JFS software products to Bowne & Co., Inc., in November 1997.

      The Company has performed backfile conversion services since 1987 under four major contracts awarded by the DOD. It is currently providing services to the DOD under two contracts. A $14.8 million contract was awarded by the DOD in early 1996 and subsequently increased by $5.6 million and extended through February 1998. The contract provides for orders to be placed through April 1998. As of March 1, 1998, the Company had provided approximately $14.5 million of services under this contract. In December 1997 the DOD awarded an additional, similar contract with a term of one year for approximately $15.5 million. The terms of the contract includes four additional option years so that the entire contract has a potential value of $77.8 million. In 1997, 1996, and 1995 approximately 87 percent, 85 percent, and 64 percent, respectively, of the Company's operating revenues were derived from services provided under DOD contracts.

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

GOVERNMENT REGULATION

      The Company's ability to obtain contracts from the DOD is dependent upon its compliance with rules and regulations promulgated by that department, including regulations related to security and technological standards. Although the Company believes it is currently in compliance, there is no assurance that it will be able to comply with such rules and regulations promulgated in the future or to maintain its current clearances. See this Item, "Business - Backfile Conversion Services and Markets" and "Business - Competition" and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

EMPLOYEES

      At March 16, 1998, the Company had 118 full-time employees and no temporary employees. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management believes the relationship between the Company and its employees is good.

ITEM 2.           DESCRIPTION OF PROPERTY.

      In October 1992, the Company purchased an eight-story, 52,000-square foot office building in San Antonio, Texas. This facility is located on 2.5 acres of land and is utilized for office and production space. The Company leases approximately 13,000 square feet of space on a year-to-year basis to Bowne & Co., Inc. to headquarter operations of the JFS division which was sold to Bowne & Co. Inc. in November 1997. In Management's opinion, the Company's physical properties are adequate for the Company's current needs, and are consistent with the Company's plans described elsewhere in this Annual Report on Form 10-KSB; however, in the event that the Company experiences a significant influx of new business, additional space may be required.

ITEM 3.           LEGAL PROCEEDINGS.

      In the ordinary course of its business, the Company may be subject, from time to time, to claims and legal actions by clients, suppliers and others. No material actions are currently pending against the Company. The Company maintains general liability insurance and other insurance coverages which it believes to be adequate and typical in the industry.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1997.

                                   PART II


ITEM  5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

      The Company's Common Stock, par value $.01 per share, is traded on The NASDAQ Stock Market's(SM) SmallCap Market (Symbol: DOCU), and on the Boston Stock Exchange (Symbol: DOC).

      The following table sets forth for the fiscal periods indicated the high and low bid prices per share for the Company's Common Stock in the NASDAQ Stock Market's SmallCap Market, the principal market upon which the Company's Common Stock is traded, as reported to the Company in monthly reports from NASDAQ.

                                                                 REPORTED
                                                                BID PRICE
                                                            -----------------
                                                             HIGH       LOW
                                                            ------     ------
         1996

       First Quarter....................................... $ 1.44     $  .34
       Second Quarter......................................   1.53        .94
       Third Quarter.......................................   1.31        .99
       Fourth Quarter......................................   1.25        .83

         1997

       First Quarter....................................... $ 1.44     $  .69
       Second Quarter......................................   1.06        .63
       Third Quarter.......................................   1.25        .59
       Fourth Quarter......................................   1.38        .84


      The last reported sale price for the Common Stock on The NASDAQ Stock Market on March 16, 1998, was $.75 per share. Bid and asked prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      There were approximately 255 holders of record of the Common Stock as of March 16, 1998, excluding those shares held by depository companies for certain beneficial owners.

      The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under the terms of the Company's Series A Convertible Preferred Stock, the Company cannot pay dividends on its Common Stock until all accumulated but unpaid dividends on such Preferred Stock have been paid. At December 31, 1997, cumulative undeclared dividends on the Series A Convertible Preferred Stock were approximately $242,000.

      On March 31, 1998, the Company received notice that it was subject to delisting on the NASDAQ SmallCap Market System because the Company's average closing bid price per share had not exceeded $1.00 during the prior thirty day period. The notice provides that the Company's shares are subject to delisting ninety days after receipt of the notice, unless the Company's per share bid price is $1.00 or greater for ten consecutive trading days within the ninety day period. Management is currently evaluating its response to the above-described notice, and shall take such action as it deems appropriate to maintain the listing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

      The Company reported net income applicable to common stockholders of $3,378,829 for fiscal 1997, compared to net income applicable to common stockholders of $708,983 in 1996. The improvement in net income was due to the $4,472,409 gain recognized on the sale of the JFS division. Operating results from backfile conversion services resulted in a loss for the fiscal year ended December 31, 1997, of $323,859 as compared to net income of $811,903 in 1996 due to a decrease in revenues. The loss from discontinued operations was also larger during 1997 as compared to the prior year.

      Operating revenues from continuing operations totaled $6,664,325 in fiscal 1997, a 36% decrease from 1996 operating revenues. The decrease is due to what management believes to be a temporary discontinuation of funding for a specific project which the Company has been performing under the DOD contract. Revenues from discontinued operations decreased by 25% to $2,322,000 due to a shorter revenue period in 1997 as well as the receipt of two large nonrecurring orders in 1996.

      Revenues earned under the DOD contracts decreased from approximately $8.9 million to $5.8 million, due to the discontinuation of funding by the DOD as mentioned above. Revenues earned under commercial and government-related subcontracts also decreased due to reduced marketing efforts during the earlier part of the year when the Company devoted substantial resources to the DOD conversion contract and the completion of certain commercial contracts.

      Production costs from continuing operations decreased 32% in 1997 as compared to 1996 in accordance with the decrease in revenues.

      Research and development costs decreased 52 percent in 1997 as compared to 1996 as the Company employed much of its resources to improving existing production lines. The Company, however, continues to devote resources to the development of new document conversion capabilities.

      General and administrative expenses decreased 10 percent in 1997 from the fiscal year 1996 primarily as a result of the Company's decreased operations.

      Depreciation and amortization expense decreased 20 percent during fiscal 1997 as compared to fiscal 1996 primarily due to equipment becoming fully depreciated.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

      The Company reported net income applicable to common stockholders of $708,983 for fiscal 1996, compared to a net loss applicable to common stockholders of $665,897 in 1995. The improvement in operating income was attributable to improved results from backfile conversion service revenues and the absence of losses incurred from litigation support conversion services. The Company discontinued providing litigation support services in 1995 as a result of continuing losses incurred by the division.

      Operating revenues totaled $10,427,000 in fiscal 1996, a 59 percent increase over 1995 revenues. Revenues earned under DOD contracts increased from approximately $4.2 million to $8.9 million, resulting from a $14.8 million contract awarded in early 1996. Revenues earned under commercial and government-related subcontracts decreased as the Company devoted substantial production resources to the DOD conversion contract.

      Production costs increased 68 percent in 1996 as compared to 1995. The increase was slightly higher than the increase in revenues and reflects a small increase in the cost of supplies and labor.

      Research and development expenses increased 27 percent from 1995 to 1996 as the Company continued to devote resources to enhancement of its document conversion capabilities.

      General and administrative expenses increased 15 percent during 1996 as compared to 1995. The increase was due primarily to management incentive bonus plans activated by the increase in profitability in 1996 as compared to prior years, as well as to increases in personnel.

      Depreciation and amortization expense decreased 12 percent during fiscal 1996 as compared to fiscal 1995 primarily due to equipment becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company's operations have been supplemented through bank borrowings, capital contributions, borrowings from affiliated and unaffiliated lenders, capital lease agreements, an initial public offering of the Company's Common Stock in 1989, the conversion of warrants into Common Stock and private preferred stock placements.

      The Company has performed conversion services for the Department of Defense (DOD) through contracts from the Defense Printing Services Office (DPS). A 1991 award resulted in a contract totaling $16.8 million through April 1996. A 1996 award for $14.8 million was amended and extended by $5.6 million through April 1998. During 1997, the Company generated approximately $5.8 million, or 87% of operating revenues through DOD contracts. In December 1997 the DOD awarded an additional, similar contract with a term of one year for approximately $15.5 million. The terms of the contract includes four additional option years so that the entire contract has a potential value of $77.8 million.

      Substantially all of the Company's unbilled revenues at December 31, 1997, relate to conversion services performed for agencies of the U.S. Government. The Company's ability to invoice these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was contacted in mid-1997 and informed that funding for certain conversion services being performed had been depleted. Management elected to complete work that had been placed in production at that time despite the lack of assurance that funding would become available. As a result, the Company has been unable to invoice approximately $1.2 million of conversion services that were performed during 1997. The conversion products associated with the $1.2 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. Management of the Company, based upon its past operating history and its ongoing discussions with various governmental personnel regarding the availability of additional funding, believes that all of such unbilled revenues at December 31, 1997, will be invoiced and collected during 1998. However, there can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice unbilled revenues. The inability of the Company to realize its unbilled revenues would have a material adverse effect on the Company's future results of operations and its financial position.

      Additionally, in March 1998, the General Services Administration (GSA) awarded a Federal Supply Schedule to the Company which is effective until September 30, 2002. Federal Supply Schedules are centralized contracts established by the GSA for the use of all government agencies. There are no limitations to order size or cumulative order value under such contracts. Under the Federal Supply Schedule awarded to Docucon, any government agency can buy a wide variety of document conversion services directly from Docucon..

      In March 1994, the Company purchased the assets and assumed certain liabilities of J. Feuerstein Systems for approximately $200,000 cash. In November 1997, the Company sold the assets of the division to Bowne & Co., Inc., for $6.5 million. A total of $800,000 was placed in an escrow account as security for certain representations and warranties made to the buyer. Management does not anticipate any material claims to be made against the representations and warranties and expects the funds will be released from escrow on November 25, 1998 and November 25, 1999 in two amounts of $400,000 each. Including the escrowed funds, net cash proceeds after expenses relating to the sale were approximately $5.7 million. Cash proceeds were used to pay down the Company's line of credit after year-end and to fund continuing operations. The Company plans to invest excess proceeds in short-term securities which would be available for capital or operational needs.

      In October 1996 the Company obtained long term financing to replace the existing mortgage note for its office building with December 1996 maturity. The new note bears interest at a fixed rate of 9.5%, payable monthly to a commercial bank, and is being amortized over a 20-year term with a 5-year maturity. The note is secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred in connection with this refinancing. In April 1998, certain of the affirmative covenants relating to this note were modified. The Company believes that it will be able to maintain compliance with all of the requirements under the note payable, as modified, based upon anticipated operating results for 1998. However, if the Company is unable to comply with such requirements in the future, the Company could be found in technical default under the note payable and the lender would have the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund repayment in the event of such acceleration. In connection with obtaining modifications to the note agreement, the Company was required to reserve, out of its cash balances, one year's worth of debt service payments of approximately $173,000. The Company utilizes the building for office and production space and believes that the building will fulfill its needs for the foreseeable future.

      Net cash and cash equivalents increased $4.4 million from December 31, 1996 to December 31, 1997 as a result of the sale of the JFS division. Additionally, the increase in net long-term assets is due to the long-term nature of the agreement for one half of the escrow funds, or $400,000, which will remain in escrow until late 1999. Trade accounts receivable decreased approximately $879,000 from December 31, 1996 to December 31, 1997 as a result of the lower year-end revenue levels for the DOD. Unbilled revenues decreased only slightly as the Company awaits approximately $1.2 million in funding from the DOD (see Note 3). Although funding has been anticipated for approximately nine months, management believes that funding will be obtained and the unbilled revenues will be invoiced and collected during 1998. Approximately $400,000 of the escrow amount previously discussed is to be released to the Company in November 1998, resulting in an increase in other receivables as compared to December 31, 1996. Accounts payable and accrued liabilities decreased approximately $1,137,000 for the comparable periods as a result of lower expenses for the decreased level of revenue provided to the DOD at the 1997 year end and payment of certain liabilities with a portion of the proceeds from the JFS sale.

      The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations. These funds are expected to be adequate for the Company's needs for at least the next 12 months. During 1997, the Company fully utilized its $750,000 revolving term note to fund short-term cash needs. At December 31, 1997, $504,000 was outstanding under the line of credit which was repaid in its entirety in January 1998. The Company voluntarily terminated the line of credit in April 1998. While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

YEAR 2000 COMPLIANCE

      The efficient operations of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize data sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

      Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by company personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project will not have a material effect on its financial position or results of operations.

OUTLOOK

      After considering various strategic options over the past twelve months, the Company is currently in the process of expanding and diversifying its services both within and beyond the government market. With respect to government opportunities, the Company is pursuing two paths of growth. The recent approvals to market under contracts awarded by the Department of Defense and the General Services Administration offer the potential for significant new orders. Additionally, to intensify such efforts, the Company is in the process of opening a Washington D.C. sales office and hiring a senior executive to build a sales and marketing organization in the market.

      As part of its analysis of the Company's strategic options, the Board of Directors and management has adopted a plan to expand its activities in the document and knowledge management fields. The Company expects to diversify beyond the historic scope of its conversion business. Such diversification could include additional geographic and vertical markets, additional services and a wider range in the size of the contracts under which it operates.

      The appointment of Douglas P. Gill as successor to Edward P. Gistaro as Chief Executive Officer on April 1, 1998 also provides the impetus for expansion of the Company's services and capabilities. Mr. Gistaro retired from day-to-day operations and remains as Chairman of the Board. Mr. Gill, a former General Partner of a venture capital and buy-out firm, has significant experience in mergers and acquisitions, capital markets and financial and operating management.

ITEM  7.          FINANCIAL STATEMENTS.

      Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:

                                                                         PAGE
                                                                         ----
       Report of Independent Public Accountants                           13

       Balance Sheets as of December 31, 1997 and 1996                    14

       Statements of Operations for the Years Ended
       December 31, 1997 and 1996                                         16

       Statements of Stockholders' Equity for the
       Years Ended December 31, 1997 and 1996                             17

       Statements of Cash Flows for the Years Ended
       December 31, 1997 and 1996                                         18

       Notes to Financial Statements                                      19

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Docucon, Incorporated:

We have audited the accompanying balance sheets of Docucon, Incorporated (a Delaware corporation), as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon, Incorporated, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                          /s/  ARTHUR ANDERSEN LLP

San Antonio, Texas
February 18, 1998 (except
  with respect to the matters
  discussed in Note 6, as to
  which the date is April 14,
  1998)

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS


                                                              DECEMBER 31
                                                        ------------------------
                          ASSETS                            1997         1996
                                                        -----------   ----------

CURRENT ASSETS:
  Cash and cash equivalents .........................   $ 4,597,183   $  198,152
  Accounts receivable-trade, net of allowance for
   doubtful accounts of $4,444 in 1997 and 1996-
     U.S. Government ................................       620,934    1,492,509
     Commercial .....................................       335,300      342,574
  Unbilled revenues .................................     1,472,075    1,655,428
  Other receivables .................................       405,336        6,834
  Prepaid expenses and other ........................        77,044      169,795
  Net current assets of discontinued operations .....          --        186,166
                                                        -----------   ----------
                    Total current assets ............     7,507,872    4,051,458
                                                        -----------   ----------
PROPERTY AND EQUIPMENT:
  Conversion systems ................................     4,589,473    4,732,297
  Building and improvements .........................     1,744,499    1,736,666
  Land ..............................................       230,000      230,000
  Furniture and fixtures ............................       205,602      275,279
                                                        -----------   ----------
                    Total property and equipment ....     6,769,574    6,974,242

  Less- Accumulated depreciation and amortization ...     4,680,368    4,541,487
                                                        -----------   ----------
                    Net property and equipment ......     2,089,206    2,432,755
                                                        -----------   ----------
OTHER ASSETS, net ...................................       472,490       64,556
                                                        -----------   ----------
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS .....          --      1,047,408
                                                        -----------   ----------
                    Total assets ....................   $10,069,568   $7,596,177
                                                        ===========   ==========

The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                                    DECEMBER 31
                                                           ---------------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY                 1997           1996
                                                           ------------    -----------
CURRENT LIABILITIES:
  Accounts payable .....................................   $    482,076    $ 1,403,419
  Accrued liabilities ..................................        616,615        833,040
  Income taxes payable .................................        191,000         52,619
  Revolving term note ..................................        504,000        750,000
  Deferred revenues ....................................           --           20,300
  Current maturities of long-term debt .................         30,722         27,729
  Current maturities of capital lease obligations ......         15,798         11,820
                                                           ------------    -----------
              Total current liabilities ................      1,840,211      3,098,927
                                                           ------------    -----------
LONG-TERM DEBT .........................................      1,485,079      1,517,970
                                                           ------------    -----------
CAPITAL LEASE OBLIGATIONS ..............................         49,547         51,211
                                                           ------------    -----------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 10,000,000 shares
  authorized-
   Series A, 60 shares authorized, 12 and 19 shares
     outstanding as of December 31, 1997 and 1996,
     respectively ......................................             12             19
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 13,043,556 and 12,032,559 shares
   outstanding as of December 31, 1997 and 1996,
   respectively ........................................        130,436        120,326
  Additional paid-in capital ...........................      9,971,346      9,640,036
  Accumulated deficit ..................................     (3,407,063)    (6,832,312)
                                                           ------------    -----------
              Total stockholders' equity ...............      6,694,731      2,928,069
                                                           ------------    -----------
              Total liabilities and stockholders' equity   $ 10,069,568    $ 7,596,177
                                                           ============    ===========

The accompanying notes are an integral part of these financial statements.

                           DOCUCON, INCORPORATED

                         STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
OPERATING REVENUES ........................................   $  6,664,325    $ 10,426,850
                                                              ------------    ------------
COSTS AND EXPENSES:
  Production ..............................................      4,636,087       6,843,212
  Research and development ................................         97,710         205,077
  General and administrative ..............................      1,029,073       1,138,711
  Marketing ...............................................        632,632         682,741
  Depreciation and amortization ...........................        412,193         516,128
                                                              ------------    ------------

                                                                 6,807,695       9,385,869
                                                              ------------    ------------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS ........       (143,370)      1,040,981

OTHER INCOME (EXPENSE):
  Interest expense ........................................       (207,805)       (164,476)
  Other, net ..............................................         73,736          28,086
                                                              ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES ............................................       (277,439)        904,591

Income tax expense ........................................           --            37,000
                                                              ------------    ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ..............       (277,439)        867,591
                                                              ------------    ------------
Preferred stock dividend requirements .....................         46,420          55,688
                                                              ------------    ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS
  APPLICABLE TO COMMON STOCKHOLDERS .......................       (323,859)        811,903

Loss from discontinued operations .........................       (769,721)       (102,920)

Gain on disposal of discontinued software
  division, net of income tax expense of $191,000 .........      4,472,409            --
                                                              ------------    ------------
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS ..............   $  3,378,829    $    708,983
                                                              ============    ============
Basic earnings (loss) from continuing operations per common
  share ...................................................   $       (.03)   $        .07

Basic earnings (loss) from discontinued operations per
  common share ............................................            .30            (.01)
                                                              ------------    ------------
BASIC EARNINGS PER COMMON SHARE ...........................   $        .27    $        .06
                                                              ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ......     12,521,485      11,945,504
                                                              ============    ============
Diluted earnings (loss) from continuing operations per
  common share and common share equivalents ...............   $       (.03)   $        .07

Diluted earnings (loss) from discontinued operations per
  common share and common share equivalents ...............            .30            (.01)
                                                              ------------    ------------
DILUTED EARNINGS PER COMMON SHARE AND COMMON SHARE
  EQUIVALENTS .............................................   $        .27    $        .06
                                                              ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING .................................     12,521,485      12,485,322
                                                              ============    ============

The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      PREFERRED STOCK          COMMON STOCK
                                                   --------------------    ---------------------
                                                     NUMBER                NUMBER OF
                                                   OF SHARES    AMOUNT       SHARES      AMOUNT
                                                   --------    --------    ----------   --------
BALANCE, December 31, 1995 .....................         21    $     21    11,771,228   $117,712
  Director stock option exercises ..............       --          --          40,000        400
  Stock option exercises .......................       --          --          26,382        265
  Options issued to vendor .....................       --          --            --         --
  Shares issued pursuant to employee stock plans       --          --         100,583      1,006
  Conversion of Series A preferred stock .......         (2)         (2)       66,666        666
  Shares issued to pay preferred stock dividends       --          --          27,700        277
  Net income ...................................       --          --            --         --
                                                   --------    --------    ----------   --------
BALANCE, December 31, 1996 .....................         19          19    12,032,559    120,326
  Stock option exercises .......................       --          --         342,668      3,427
  Shares issued pursuant to employee stock plans       --          --         286,050      2,860
  Conversion of Series A preferred stock .......         (7)         (7)      233,331      2,333
  Shares issued to pay preferred stock dividends       --          --         148,948      1,490
  Compensation expense .........................       --          --            --         --
  Net income ...................................       --          --            --         --
                                                   --------    --------    ----------   --------
BALANCE, December 31, 1997 .....................         12    $     12    13,043,556   $130,436
                                                   ========    ========    ==========   ========
                                                   ADDITIONAL                       TOTAL
                                                     PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                                     CAPITAL         DEFICIT       EQUITY
                                                   -----------    -----------    ----------
BALANCE, December 31, 1995 .....................   $ 9,506,553    $(7,596,983)   $2,027,303
  Director stock option exercises ..............        22,000           --          22,400
  Stock option exercises .......................        14,465           --          14,730
  Options issued to vendor .....................         7,787           --           7,787
  Shares issued pursuant to employee stock plans        90,172           --          91,178
  Conversion of Series A preferred stock .......          (664)          --            --
  Shares issued to pay preferred stock dividends          (277)          --            --
  Net income ...................................          --          764,671       764,671
                                                   -----------    -----------    ----------
BALANCE, December 31, 1996 .....................     9,640,036     (6,832,312)    2,928,069
  Stock option exercises .......................       199,837           --         203,264
  Shares issued pursuant to employee stock plans        88,289           --          91,149
  Conversion of Series A preferred stock .......        (2,326)          --            --
  Shares issued to pay preferred stock dividends        (1,490)          --            --
  Compensation expense .........................        47,000           --          47,000
  Net income ...................................          --        3,425,249     3,425,249
                                                   -----------    -----------    ----------
BALANCE, December 31, 1997 .....................   $ 9,971,346    $(3,407,063)   $6,694,731
                                                   ===========    ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED
                                                                    DECEMBER 31
                                                            --------------------------
                                                                1997           1996
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations ..........   $  (277,439)   $   867,591
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities-
     Depreciation and amortization ......................       412,193        516,128
     Changes in current assets and current liabilities-
      (Increase) decrease in receivables and unbilled
        revenues ........................................     1,246,834     (1,488,797)
      (Increase) decrease in prepaid expenses and other .        92,751       (117,980)
      Increase (decrease) in accounts payable and accrued
        liabilities .....................................    (1,209,279)       816,143
      (Decrease) increase in deferred revenues ..........       (20,300)        20,300
                                                            -----------    -----------
               Net cash provided by operating activities        244,760        613,385
                                                            -----------    -----------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS ..     4,369,828       (477,941)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................      (220,146)      (599,673)
                                                            -----------    -----------
               Net cash used in investing activities ....      (220,146)      (599,673)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances under revolving term note ....................     3,395,500        750,000
  Payments on revolving term note .......................    (3,641,500)      (400,000)
  Proceeds from notes payable ...........................          --        1,550,000
  Principal payments on notes payable ...................       (29,898)    (1,504,301)
  Principal payments under capital lease obligations ....       (13,926)        (8,580)
  Proceeds from employee stock purchase plan ............        91,149         91,178
  Proceeds from exercise of options .....................       203,264         44,917
                                                            -----------    -----------
               Net cash provided by financing activities          4,589        523,214
                                                            -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............     4,399,031         58,985
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, beginning of year ............       198,152        139,167
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, end of year ..................   $ 4,597,183    $   198,152
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

In March 1994, the Company acquired substantially all of the assets and assumed certain liabilities of J. Feuerstein Systems, Inc. (JFS), a company which provided software products to the legal market. In November 1997, the Company sold its software division as disclosed in Note 12.

Since its inception, the Company has incurred cumulative net losses of approximately $3.4 million. However, during the years ended December 31, 1997 and 1996, the Company reported net income of approximately $3.4 million and $.8 million, respectively. The 1997 net income amount includes a net gain on disposal of the discontinued software division of approximately $4.5 million, a loss from discontinued operations of approximately $.8 million and a loss from continuing operations of $.3 million. The cumulative net losses have been funded primarily through the Company's public offering of common stock, issuances of preferred stock, the exercise of warrants and debt financing. The Company has taken steps to improve its operating results including exiting the litigation support services market, selling its software division and focusing on the Company's document conversion business. The Company's management believes that it is likely that the Company's results from operations for 1998 will improve and will generate sufficient working capital, along with available cash, to sustain its operations throughout the year. However, there can be no assurances that the Company's focus on document conversion will improve its operating results.

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

                              DOCUCON, INCORPORATED

STATEMENTS OF CASH FLOWS-
SUPPLEMENTAL DISCLOSURES

The Company considers funds invested in highly liquid investments having a maturity of 90 days or less when acquired to be cash equivalents.

The following relates to cash interest and income taxes paid by the Company for the periods indicated:

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                          ----------------------
                                                            1997          1996
                                                          --------      --------
Cash paid during the year for interest .............      $220,599      $149,287
                                                          ========      ========
Cash paid during the year for income taxes .........      $ 62,478      $ 13,173
                                                          ========      ========

During the years ended December 31, 1997 and 1996, the Company had noncash investing and financing activities consisting of new capital lease obligations entered into of $16,240 and $68,504, respectively.

POST RETIREMENT AND POST EMPLOYMENT BENEFITS

The Company does not provide post retirement or post employment benefits to its employees.

SELF-INSURANCE RISK

The Company self insures under its medical coverage for employees and dependents based upon monthly attachment limits which are calculated based upon the number of participants and monthly participant charges. The Company accrues for known claims and an estimate of claims incurred but not reported up to the maximum anticipated costs to the Company.

During 1997 and 1996, the Company recognized approximately $400,000 and $300,000, respectively, in self-insurance expense under the attachment limits. The Company's insurer will pay cumulative claims above the attachment limit up to $1 million lifetime per covered individual. The Company does not believe that claims reported and claims incurred but not reported will exceed the amounts to be covered by the insurer.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share
(EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued after December 15, 1997, and, accordingly, the accompanying financial statements reflect the adoption of SFAS No. 128. As the Company had a net loss from continuing operations for the year ended December 31, 1997, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. Prior period EPS data has been restated as required by SFAS No.
128. The following table provides a reconciliation of the denominator (weighted average common shares and common share equivalents outstanding) used to compute Basic and Diluted EPS:

                                                         YEAR ENDED DECEMBER 31
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
Weighted average number of common shares
  outstanding for Basic EPS ........................    12,521,485    11,945,504

Weighted average incremental shares outstanding
  upon assumed conversion of dilutive options
  and warrants .....................................          --         539,818
                                                        ----------    ----------
Weighted average number of common shares and
  common share equivalents outstanding for
  Diluted EPS ......................................    12,521,485    12,485,322
                                                        ==========    ==========

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to the 1997 presentation.

 3. UNBILLED REVENUES:

Substantially all of the Company's unbilled revenues at December 31, 1997, relate to conversion services performed for agencies of the U.S. Government. The Company's ability to invoice these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was contacted in mid-1997 and informed that funding for certain conversion services being performed had been depleted. Management elected to complete work that had been placed in production at that time despite the lack of assurance that funding would become available. As a result, the Company has been unable to invoice approximately $1.2 million of conversion services that were performed during 1997. The conversion products associated with the $1.2 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. Management of the Company, based upon its past operating history and its ongoing discussions with various governmental personnel regarding the availability of additional funding, believes that all of such unbilled revenues at December 31, 1997, will be invoiced and collected during 1998. However, there can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice the unbilled revenues. The inability of the Company to realize its unbilled revenues would have a material adverse effect on the Company's future results of operations and its financial position.

4.    REVOLVING TERM NOTE:

In connection with the refinancing of the note payable discussed in Note 6, the Company also obtained a $750,000 revolving term note (the Revolver) which was originally scheduled to mature on October 31, 1997. During 1997, the maturity date was extended to May 31, 1998. At December 31, 1997, $504,000 was outstanding under the Revolver. The Revolver bears interest at the bank's Base Rate (as defined) plus .75 percent (9.25 percent at December 31, 1997). Interest is payable monthly and the Revolver is secured by the same collateral as the note payable. Subsequent to December 31, 1997, the Company repaid the entire balance outstanding under the Revolver and voluntarily terminated the Revolver.

 5. LEASES:

Certain office equipment and office space is leased under various noncancelable operating leases with lease terms ranging from one to five years. Rent expense under all cancelable and noncancelable operating leases was approximately $175,000 and $285,000 for the years ended December 31, 1997 and 1996, respectively. Future minimum lease payments for all noncancelable operating leases, net of noncancelable subleases, as of December 31, 1997, are as follows:

Year ending December 31-
  1998 ..................................      $ 8,205
  1999 ..................................        7,957
  2000 ..................................        1,484
                                               -------
  Total future minimum lease payments ...      $17,646
                                               =======

 6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

In connection with the purchase of its headquarter's building, the Company issued a four-year, 8 percent, $1.5 million promissory note due in December 1996. Additionally, the Company issued 900,000 warrants, which expire in December 1999, to purchase an equivalent number of shares of common stock at an exercise price of $2.00 per share. In October 1996, the Company refinanced the $1.5 million note. The new note is payable to a commercial bank, bears interest at a fixed rate of 9.5 percent per annum and requires monthly principal and interest payments of $14,448 with the remaining balance maturing in October 2001. The note payable is secured by the Company's building, other fixed assets, accounts receivable and inventory. Debt issuance costs of approximately $68,000 incurred in October 1996 related to this refinancing were capitalized and are being amortized over the five-year term. These costs are reflected as a component of other assets, net, on the accompanying balance sheet.

As a result of the disposition of the Company's software division in 1997, in April 1998, certain of the affirmative covenants relating to this note were modified. The note agreement contains various affirmative and negative covenants and requires the Company to maintain (as modified and as defined in the note agreement); (i) a current ratio of not less than 1:1, (ii) a debt-to-net worth ratio of not more than .75:1, (iii) a quarterly debt coverage ratio of not less than 1.25:1 beginning in the quarterly period ending September 30, 1998, and 1.25:1 thereafter and (iv) a minimum tangible net worth of $5.5 million. Management believes that the Company will be able to maintain compliance with all of the requirements under the note payable, as modified, based upon anticipated operating results for 1998. However, if the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the note payable and the lender would have the right to demand immediate repayment of the entire amount outstanding. Management believes that sufficient resources would be available to fund such amounts in the event of such acceleration. At December 31, 1997, approximately $1.5 million was outstanding under the note payable. In connection with obtaining modifications to the note agreement, the Company was required to reserve, out of its cash balances, one year's worth of debt service payments (approximately $173,000) under the note agreement. During 1997, the Company obtained a waiver from its lender for additional indebtedness that was incurred relating to capital lease obligations incurred and short-term borrowings from one of the Company's officers. The fair value of the Company's long-term debt approximates its carrying value based upon the borrowing rates available to the Company for long-term debt with similar terms.


Maturities of this note payable as of December 31, 1997, are as follows:

Year ending December 31-
  1998 ....................................   $   30,722
  1999 ....................................       33,506
  2000 ....................................       36,831
  2001 ....................................    1,414,742
                                              ----------
           Total ..........................   $1,515,801
                                              ==========

Equipment held under capital leases and related obligations at December 31, 1997, are as follows:

Office equipment requiring monthly principal and
  interest payments of $339, interest at
  9.5 percent and maturing April 2002 .........................        $ 17,649

Telecommunications equipment requiring monthly
  principal and interest payments of $977,
  interest at 9.3 percent and maturing July 2001 ..............          42,018

Office equipment requiring monthly principal and
  interest payments of $458, interest at
  9.5 percent and maturing April 2001 .........................          18,318
                                                                       --------
Total capital lease payments ..................................          77,985

Less- Amounts representing interest ...........................         (12,640)
                                                                       --------
Capital lease obligations .....................................        $ 65,345
                                                                       ========

Maturities of capital lease obligations as of December 31, 1997, are as follows:

Year ending December 31-
  1998 ................................................                  $15,798
  1999 ................................................                   17,346
  2000 ................................................                   19,047
  2001 ................................................                   12,180
  2002 ................................................                      974
                                                                         -------
       Total ..........................................                  $65,345
                                                                         =======

7.    MAJOR CUSTOMER:

The Company has historically earned a significant portion of its total revenues from conversion services performed for the Department of Defense (DOD). The Company had revenues of approximately $5.8 million and $8.9 million during the years ended December 31, 1997 and 1996, respectively, from services provided to the DOD. Substantially all of the Company's accounts receivable from the U.S. Government at December 31, 1997, were collected in early 1998.

 8. PREFERRED STOCK:

In 1990, the Company issued 46 shares of 11 percent Series A preferred stock at $25,000 per share. Each share of preferred stock is convertible into 33,333 shares of common stock. Through December 31, 1997, 34 shares of preferred stock have been converted. Additionally, 368,617 shares of common stock have been issued in lieu of accumulated dividends on the preferred stock which was converted. As of December 31, 1997, cumulative undeclared dividends on the outstanding preferred stock approximated $242,000.

 9. STOCK OPTIONS:

The Company adopted the 1988 Stock Option Plan (the 1988 Plan) which allows for the granting of stock options at the current market value of the common stock at the date of the grant to key employees. In August 1997, the Company's shareholders authorized a 300,000 share increase in the number of shares of common stock reserved for issuance pursuant to the 1988 Plan. As a result, an aggregate of 1,660,000 shares of common stock has been reserved for issuance pursuant to the 1988 Plan.

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

A summary of activity in the Company's stock option plans is set forth below:

                                               WEIGHTED
                                               AVERAGE                                       MARKET PRICE
                                               EXERCISE      OPTION PRICE                  AT DATE OF GRANT
                                                PRICE   -------------------------    ----------------------------
                                   SHARES     PER SHARE   PER SHARE       TOTAL         PER SHARE        TOTAL
                                  ---------    -------  -------------   ---------    -------------    -----------
Outstanding, December 31, 1995    1,287,550    $ .56    $ .41 - $ .56   $ 716,039    $ .41 - $2.44    $ 1,257,463
                                  =========                             =========                     ===========
Granted ......................      284,200      .93      .88 -  1.22     265,194      .88 -  1.22        265,194

Exercised ....................      (66,383)     .56      .53 -   .56     (37,111)     .53 -  1.44        (61,653)

Terminated ...................      (40,617)     .68      .44 -   .56     (27,675)     .44 -  1.44        (31,451)
                                  ---------                             ---------                     -----------
Outstanding, December 31, 1996    1,464,750      .63      .41 -  1.22   $ 916,447      .41 -  2.44    $ 1,429,553
                                  =========                             =========                     ===========

                                               WEIGHTED
                                               AVERAGE                                       MARKET PRICE
                                               EXERCISE      OPTION PRICE                  AT DATE OF GRANT
                                                PRICE   -------------------------    ----------------------------
                                   SHARES     PER SHARE   PER SHARE       TOTAL         PER SHARE        TOTAL
                                  ---------    -------  -------------   ---------    -------------    -----------
Exercisable, December 31, 1996.   1,184,272        .59    .41 -  1.22   $ 702,410      .41 -  2.44    $ 1,187,191
                                  =========                             =========                     ===========
Granted........................     293,452        .78    .66 -  1.38     229,341      .66 -  1.38        229,341

Exercised......................    (342,668)       .61    .53 -  1.03    (208,264)     .56 -  1.44       (289,954)

Terminated.....................    (320,424)       .73    .41 -  1.38    (234,953)     .41 -  1.38       (269,437)
                                  ---------                             ---------                     -----------
Outstanding, December 31, 1997.   1,095,110        .64    .53 -  1.38   $ 702,571      .41 -  2.44   $    857,141
                                  =========                             =========                     ===========
Exercisable, December 31, 1997.     920,627        .61    .53 -  1.38   $ 565,547      .41 -  2.44   $    933,045
                                  =========                             =========                     ===========

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

Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and basic earnings per share would have been reduced to the following pro forma amounts:

                                                   1997       1996
                                                ----------  --------
Net Income                      As Reported     $3,425,249  $764,671
                                Pro Forma        3,309,238   592,978

Basic Earnings Per Share        As Reported     $      .27  $    .06
                                Pro Forma              .26       .05

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair values per share of options granted during 1997 and 1996 were $.60 and $.65, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.0 percent and 6.0 percent, expected dividend yields of 0 percent and 0 percent, expected lives of 5 years and 5 years and expected volatility of 125 percent and 87 percent.

Included as a component of pro forma expense for 1997 and 1996 is compensation expense of approximately $17,000 and $71,000, respectively, related to the 1993 Employee Stock Purchase Plan described in Note 10.

In addition to the above stock option agreements, the Company has warrants outstanding with certain lenders and other parties. As of December 31, 1997, the total number of shares issuable under these warrants was 960,000. Warrants to purchase 900,000 shares of common stock at $2 per share expire in December 1999 and warrants to purchase 60,000 shares of common stock at $1.25 per share expire in June 2001.

10. EMPLOYEE BENEFIT PLANS:

Effective January 1, 1994, the Company adopted the 1993 Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, eligible employees may elect to have up to 10 percent of their base pay (as defined) deducted and utilized to purchase common stock of the Company in annual or semiannual offerings. In August 1997, the Company's shareholders authorized an increase in the number of shares of common stock reserved for issuance pursuant to the Stock Purchase Plan by 200,000 shares. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the Stock Purchase Plan. In January 1998 and 1997, the Company issued 107,236 and 286,048 shares of common stock at purchase prices of $.85 and $.32 per share, respectively. The annual purchase price is 85 percent of the lesser of the closing price of the Company's common stock at the beginning or end of each calendar year. The purchase prices represent 85 percent of the closing price on December 30, 1997, and January 2, 1996, respectively. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors and will expire on December 31, 1998, unless sooner terminated or amended by the Board of Directors. At December 31, 1997, 435,150 shares remain available for issuance.

The Company also maintains a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code. Under this plan, employees meeting certain eligibility requirements may contribute up to 15 percent of their eligible compensation to the plan on a pretax basis. In addition, the Company may make voluntary matching contributions to the plan. At December 31, 1997 and 1996, respectively, the Company had accrued approximately $56,000 and $28,000 as its matching contributions to the plan.

11. INCOME TAXES:

The Company follows SFAS No. 109, "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for deferred income tax assets and liabilities that arise as a result of differences between the reported amounts of assets and liabilities for financial reporting and income tax purposes.

As of December 31, 1997, the Company had net operating loss carryforwards of approximately $2,600,000 for federal income tax purposes which are available to reduce future taxable income and will expire in 2006 through 2010 if not utilized.

Income tax expense is included in the financial statements as follows:

                                                                 YEAR ENDED
                                                                 DECEMBER 31
                                                          ----------------------
                                                            1997           1996
                                                          --------       -------
Continuing operations .............................       $   --         $37,000
Discontinued operations ...........................        191,000          --
                                                          --------       -------
            Total income tax expense ..............       $191,000       $37,000
                                                          ========       =======

The components of income tax expense are as follows:

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                        ------------------------
                                                          1997             1996
                                                        --------         -------
Federal .......................................         $ 61,000         $ 3,000
State .........................................          130,000          34,000
                                                        --------         -------
      Total income tax expense ................         $191,000         $37,000
                                                        ========         =======

Total income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income
(loss) from continuing operations before income taxes. The reasons for these differences are as follows:

                                                              YEAR ENDED
                                                              DECEMBER 31
                                                        -----------------------
                                                          1997           1996
                                                        --------      ---------
Expected federal income tax expense
  (benefit) .......................................     $(94,000)     $ 308,000
State income taxes ................................         --           34,000
Alternative minimum tax expense ...................         --            3,000
Tax loss carryforwards generated (utilized) .......       94,000       (308,000)
                                                        --------      ---------
  Total income tax expense from continuing
     operations ...................................     $   --        $  37,000
                                                        ========      =========

The tax effect of significant temporary differences representing income tax assets (liabilities) is as follows:

                                                            DECEMBER 31
                                                  -----------------------------
                                                      1997               1996
                                                  ----------        -----------
Deferred income tax assets
 (liabilities)-
  Tax loss carryforwards .................        $  885,000        $ 1,932,000
  Tax credit carryforwards ...............            81,000             20,000
  Depreciation ...........................           135,000            135,000
  Accruals ...............................            41,000               --
  Deferred revenues ......................              --              191,000
  Software development costs .............              --              (61,000)
  Other ..................................            20,000             46,000
                                                  ----------        -----------
                                                  $1,162,000        $ 2,263,000
                                                  ==========        ===========

A valuation reserve of $1,162,000 and $2,263,000 as of December 31, 1997 and 1996, respectively, representing the total of net deferred tax assets has been recognized by the Company as it cannot determine that it is more likely than not that all of the deferred tax assets will be realized.

12. DISCONTINUED OPERATIONS:

In November 1997, the Company sold its software division to a third party for $6.5 million, resulting in a pretax gain of approximately $4.7 million. As a result of the sale, the division has been accounted for as a discontinued operation and, accordingly, the Company has restated its financial statements for all periods presented in accordance with APB No. 30. The following table provides certain information related to the discontinued operation.

                                                          YEAR ENDED
                                                          DECEMBER 31
                                                  -----------------------------
                                                     1997              1996
                                                  -----------       -----------
Revenues ...................................      $ 2,322,221       $ 3,096,642
                                                  ===========       ===========
Loss from discontinued operations ..........      $  (769,721)      $  (102,920)
                                                  ===========       ===========
Gain on disposal of discontinued
  software division, net of income
  tax expense of $191,000 ..................      $ 4,472,409       $      --
                                                  ===========       ===========

Under the provisions of the Asset Purchase Agreement (Agreement) between the Company and the purchaser (Purchaser) of the software division, the Company sold all of the assets related to this division with the exception of certain office furniture and equipment and the Purchaser agreed to assume all of the liabilities of the division with the exception of trade payables, accrued liabilities and tax liabilities of the Company associated with the operations and disposition of the division. Under the terms of the Agreement, the Purchaser paid $800,000 of the purchase price into an escrow fund for purposes of securing payment for any liability of the Company to the Purchaser under the Agreement, including the Purchaser's right to indemnification for uncollectible purchased receivables. The funds in the escrow account, net of any liabilities of the Company to the Purchaser under the Agreement, are to be released to the Company in the amount of $400,000 in November 1998 and $400,000 in November 1999. Management of the Company believes that the entire $800,000 held in escrow will be paid to the Company and, accordingly, such amounts are reflected as a component of other current receivables and other long-term assets, net, on the accompanying balance sheet at December 31, 1997. The Company continued to fund the payroll for the employees of the software division from the date of purchase through December 31, 1997, on behalf of the Purchaser. Such amount is reflected as a component of commercial accounts receivable at December 31, 1997, and was reimbursed by the Purchaser subsequent to December 31, 1997. In connection with the sale of the software division, certain terms of stock options to purchase Company common stock held by employees of the division were modified resulting in compensation expense of $47,000 which has been reflected as a reduction of the gain on disposal of discontinued software division.

The components of net current assets and net long-term assets of discontinued operations at December 31, 1996, are shown below:

Accounts receivable, net ...................................        $   711,714
Prepaid expense and other ..................................             15,507
Deferred revenues ..........................................           (541,055)
                                                                    -----------
Net current assets of discontinued operations ..............        $   186,166
                                                                    ===========
Property and equipment, net ................................        $   263,824
Software development costs, net ............................            463,370
Goodwill, net ..............................................            320,214
                                                                    -----------
Net long-term assets of discontinued
  operations ...............................................        $ 1,047,408
                                                                    ===========
13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The results of operations by quarter for the years ended December 31, 1997 and 1996, were as follows:

                                                    1997 QUARTER ENDED
                           -------------------------------------------------------------------------------
                              MARCH 31        JUNE 30         SEPTEMBER 30     DECEMBER 31        TOTAL
                           -------------    -------------    -------------    -------------    -----------
Operating revenues .....   $   2,489,648    $   2,096,083    $   1,317,352    $     761,242    $ 6,664,325
                           =============    =============    =============    =============    ===========
Net income (loss) from
  continuing operations    $      98,093    $     277,797    $    (135,587)   $    (517,742)   $  (277,439)
Net income (loss) from
  discontinued
  operations ...........        (142,193)        (215,698)        (281,983)       4,342,562      3,702,688
                           -------------    -------------    -------------    -------------    -----------
Net income (loss) ......   $     (44,100)   $      62,099    $    (417,570)   $   3,824,820    $ 3,425,249
                           =============    =============    =============    =============    ===========
Basic income (loss) per
  common share-
   Continuing operations   $         .01    $         .02    $        (.01)   $        (.04)
   Discontinued
    operations .........            (.01)            (.02)            (.02)             .34
                           -------------    -------------    -------------    -------------
Basic income (loss) per
  common share .........   $        --      $        --      $        (.03)   $         .30
                           =============    =============    =============    =============
Diluted income (loss)
  per common share-
   Continuing operations   $         .01    $         .02    $        (.01)   $        (.04)
   Discontinued
     operations ........            (.01)            (.02)            (.02)             .34
                           -------------    -------------    -------------    -------------
Diluted income (loss)
  per common share .....   $        --      $        --      $        (.03)   $         .30
                           =============    =============    =============    =============

                                                          1996 QUARTER ENDED
                           -------------------------------------------------------------------------------
                              MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31        TOTAL
                           -------------    -------------   -------------   -------------    ------------
Operating revenues .....   $   1,788,276    $   2,386,567   $   3,146,312   $   3,105,695    $ 10,426,850
                           =============    =============   =============   =============    ============
Net income (loss) from
  continuing operations    $     128,889    $      84,494   $     390,584   $     263,624    $    867,591
Net income (loss) from
  discontinued
  operations ...........        (109,627)         128,909         101,629        (223,831)       (102,920)
                           -------------    -------------   -------------   -------------    ------------
Net income (loss) ......   $      19,262    $     213,403   $     492,213   $      39,793    $    764,671
                           =============    =============   =============   =============    ============
Basic income (loss) per
  common share-
   Continuing operations   $         .01    $         .01   $         .03   $         .02
   Discontinued
    operations .........            (.01)             .01             .01            (.02)
                           -------------    -------------   -------------   -------------
Basic income (loss) per
  common share .........   $        --      $         .02   $         .04   $        --
                           =============    =============   =============   =============
Diluted income (loss)
  per common share-
   Continuing operations   $         .01    $         .01   $         .03   $         .02
   Discontinued
     operations ........            (.01)             .01             .01            (.02)
                           -------------    -------------   -------------   -------------
Diluted income (loss)
  per common share .....   $        --      $         .02   $         .04   $        --
                           =============    =============   =============   =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

   The Company has not changed independent accountants within the twenty-four months prior to December 31, 1997 or subsequent to that date.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY TECHNICAL PERSONNEL

      The following table sets forth certain information with respect to the Company's Directors, executive officers and key technical personnel:


         NAME                AGE                       POSITION

   Edward P. Gistaro         62         Chairman of the Board of Directors

   Douglas P. Gill           49         President, Chief Executive Officer, and
                                        Director

   Allan H. Hobgood          59         Chief Operating Officer and Vice
                                        Chairman of the Board of Directors

   Lori A. Turner            40         Chief Financial Officer and Treasurer

   Ralph Brown               64         Secretary and Director

   Al R. Ireton              63         Director

   Chauncey E. Schmidt       65         Director

      Edward P. Gistaro has served as Chairman of the Board since 1990. He served as Chief Executive Officer of the Company from June 4, 1988 until April 1, 1998, when the Board of Directors accepted his recommendation that he be replaced by Douglas P. Gill as Chief Executive Officer. Pursuant to Mr. Gistaro's retirement, the Board requested that he continue to serve as Chairman, and he accepted. Mr. Gistaro also served as President of the Company from July 10, 1988 until March 18, 1991. Mr. Gistaro was employed by Datapoint Corporation, a company involved in the manufacturing of computer systems, in various managerial positions from 1973 to 1987. From 1982 to 1985 Mr. Gistaro served as the President and Chief Operating Officer of Datapoint Corporation, and he served from 1985 to 1987 as its President and Chief Executive Officer.

      Douglas P. Gill was elected President and Chief Executive Officer on April 1, 1998. Mr. Gill was a general partner of Foster Management Company, a venture capital firm, from 1994 until 1998. From 1984 to 1994 Mr. Gill served as First Vice President of Janney Montgomery Scott, Inc., a regional investment banking and brokerage firm, and in various management capacities at Scott Paper Company from 1977 to 1984. Mr. Gill also served as a senior auditor at Arthur Andersen & Co. (now L.L.P.) from 1972 to 1975.

      Lori A. Turner, C.P.A., C.M.A., was appointed Chief Financial Officer in late 1997. She joined the Company in May 1990 as Controller and was appointed Treasurer in June 1990 and Vice President Finance in 1996. In July 1991, Ms. Turner was elected Assistant Secretary to the Company. From 1984 through 1989, Ms. Turner held various financial positions at Fuddruckers, Inc., a fast-food restaurant chain. Prior to joining Docucon, she worked as a consultant for Fuddruckers and other firms.

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


COMPLIANCE WITH SECTION 16(A) OF THE
   SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Boston Stock Exchange. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1997 through March 31, 1998, all officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.        EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION -- GENERAL

      The following table sets forth compensation paid or awarded to the Chief Executive Officer and the two other executive officers of the Company whose compensation exceeded $100,000 for all services rendered to the Company in 1997 and 1996:

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION     LONG-TERM COMPENSATION
                                             -----------------------   ----------------------
                                                        BONUS/ANNUAL   SECURITIES   LONG-TERM       ALL
                                                          INCENTIVE    UNDERLYING   INCENTIVE    OTHER COM-
NAME AND PRINCIPAL POSITION           YEAR    SALARY      AWARD (1)      OPTIONS     PAYOUTS     PENSATION (2)
---------------------------           ----   --------   ------------   ----------   ----------   ----------
Edward P. Gistaro .................   1997   $133,901   $    127,137                $     --     $    4,843
Chairman of the Board                 1996    131,682   $     97,850       50,000         --          1,468
and Chief Executive Officer


Allan H. Hobgood ..................   1997    101,337         63,526       25,000         --          3,935
President and                         1996    100,712        112,647       50,000         --          1,468
Chief Operating Officer

Lori A. Turner ....................   1997     63,867         42,379       25,000         --          2,464
Chief Financial Officer

(1) Mr. Gistaro and Ms. Turner are eligible to receive bonuses based on increases in revenues over the prior year and 3% and 1%, respectively, of the Company's pre-tax quarterly profits under the 1997 Management Incentive Bonus Plan as approved by the Compensation Committee of the Board of Directors. The Bonus Plan also provides for subjective bonus payments for successful completion of an acquisition or merger transaction in lieu of profits, depending on price per share of transaction.

    Mr. Hobgood is eligible to receive 5.5% of the profits from his area of responsibility.

(2) Matching contributions under the Company's 401(k) Plan and tax return preparation fees for certain executives attributable to company stock option plans and grants.


STOCK OPTION GRANTS IN 1997

                                               INDIVIDUAL GRANTS
                         -----------------------------------------------------------
                             NUMBER OF       % OF TOTAL
                            SECURITIES         OPTIONS         GRANTED    EXERCISE
                            UNDERLYING      TO EMPLOYEES        PRICE     EXPIRATION
   NAME                  OPTIONS GRANTED   IN FISCAL YEAR     PER SHARE      DATE
------------------       ---------------   ---------------    ---------   ----------
Edward P. Gistaro .....             --                --           --           --
Allan H. Hobgood ......           25,000               9.0%         .66     09/11/07
Lori Turner ...........           25,000               9.0%         .66     09/11/07

STOCK OPTION EXERCISES IN 1997 AND OPTION VALUES AT DECEMBER 31, 1997

                                                                                      VALUE OF UNEXERCISED
                             SHARES               NUMBER OF UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                            ACQUIRED                  AT DECEMBER 31, 1997            AT DECEMBER 31, 1997
                               ON       VALUE     -----------------------------   -----------------------------
   NAME                     EXERCISE   REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                            --------   --------   -------------   -------------   -------------   -------------
Edward P. Gistaro .......    315,000   $122,850            --              --              --              --
Allan H. Hobgood ........       --         --           305,000          25,000   $     118,450   $       8,500
Lori Turner .............       --         --            44,500          25,000          18,105           8,500

EMPLOYMENT AGREEMENTS

      Mssrs. Edward P. Gistaro and Allan H. Hobgood and Ms. Lori A. Turner have employment agreements with the Company. Mr. Gistaro's employment agreement terminated pursuant to his retirement effective April 1, 1998. Mr. Hobgood's agreement provides for an annual base salary of $96,000 and a bonus equal to 5.5% of the profits of the government and commercial division. Mr. Hobgood's agreement was amended on April 1, 1998 to specify a thirty month employment term and an ensuing five year consulting contract providing for payment of $30,000 per annum. The amendment also provides for a payment of $30,000 for another five-year term following the term of the consulting contract. Ms. Turner's agreement provides for an annual base salary of $80,000 and does not have a fixed term.

      The Company entered into an employment agreement with Mr. Douglas P. Gill on April 1, 1998 which carries a seven-year term. Pursuant to the terms of the agreement, Mr. Gill is to be paid $200,000 per annum, an auto allowance, and an annual performance bonus to be determined by the Board of Directors.

      Each agreement is terminable upon 30 days' prior written notice by either the Company or the employee, or by the Company "for cause" at any time. Further, each agreement requires that the employee keep Company matters confidential, restricts the employee from being directly or indirectly involved with any entity in a business competitive with that of the Company for a period of years following the termination of the agreement, and provides for a severance payment to the employee in the event he is terminated by the Company without cause.

STOCK OPTIONS

1988 STOCK OPTION PLAN

      The Company has a 1988 Stock Option Plan, currently covering an aggregate of 1,660,000 shares of Common Stock. The 1988 Stock Option Plan provides for the grant to officers, Directors and key employees of the Company of incentive stock options ("ISOs") intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options ("NQSOs"). The 1988 Stock Option Plan was approved by the stockholders of the Company on November 15, 1988. Amendments to the 1988 Stock Option Plan increasing the number of shares covered thereby were approved by the stockholders of the Company on April 21, 1989, May 14, 1991 May 7, 1992, and August 12, 1997. As of March 16, 1998, under the 1988 Stock Option Plan there were outstanding options to purchase 851,775 shares of the Company's Common Stock at prices ranging from $.53 to $1.38 per share.

      Under the 1988 Stock Option Plan, which is administered by the Stock Option Committee of the Board of Directors, key employees may be granted options to purchase shares of the Company's Common Stock at 100% of fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). The 1988 Stock Option Plan expires on October 31, 1998. Options granted under the 1988 Stock Option Plan must be exercised within ten years from the date of grant, vest at varying times, as determined by the Stock Option Committee, are nontransferable except by will or pursuant to the laws of descent and distribution, and are protected against dilution. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth in the option. Such payment must be made in cash or through delivery of shares of Common Stock or a combination of cash and Common Stock, all as determined by the Stock Option Committee. The Stock Option Committee may determine other terms applicable to particular options. No one person may receive ISO options for which the aggregate fair market value (determined at the time each ISO is granted) of options exercisable for the first time during any calendar year exceeds $100,000.

1991 DIRECTOR NON-STATUTORY STOCK OPTION PLAN

      The Company also has a 1991 Director Non-Statutory Stock Option Plan (the "1991 Director Plan"), currently covering an aggregate of 500,000 shares of Common Stock. The 1991 Director Plan was approved by the stockholders of the Company on May 7, 1992 and provides for the grant of NQSOs to non-employee Directors of the Company. As of March 16, 1998, there were outstanding under the 1991 Director Non-Statutory Stock Option Plan options to purchase 230,000 shares of the Company's Common Stock at prices ranging from $.53 to $1.38 per share.

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

      During 1997, Messrs. Ralph Brown, Al Ireton, and Chauncey Schmidt, all Directors of the Company, were granted options covering 10,000 shares each of Common Stock at an exercise price of $.78, $.78, and $1.13 per share, respectively. The exercise price per share of each such option was not less than the closing bid price of the Common Stock reported on The NASDAQ Stock Market on the date of the grant.

EMPLOYEE STOCK PURCHASE PLAN

      The Company's 1993 Employee Stock Purchase Plan (the "Purchase Plan") was approved by the stockholders at the 1994 Annual Meeting of Stockholders and amended on August 12, 1997. Under the Purchase Plan, eligible employees may elect to have up to 10% of their Base Pay (as defined) deducted and utilized for the purchase of Common Stock of the Company in annual or semiannual offerings to be made by the Company to eligible employees. The Company has reserved 1,000,000 shares of Common Stock for issuance pursuant to the Stock Purchase Plan. The Company's Board of Directors has also approved an increase of an additional 400,000 shares and an extension of the Purchase Plan until December 31, 2001. The Company issued 107,236, 286,048, and 100,583 shares in January 1998, 1997 and 1996 pursuant to this Plan at purchase prices of $.85, $.32 and $.32 per share, which represents 85% of the closing price on December 30, 1997, January 2, 1996, and December 29, 1995, respectively. At March 16, 1998, 435,150 shares remain available for issuance.

      Under the Purchase Plan, the Company will make available in each year from January 1, 1994 through December 31, 1998 up to 200,000 shares of Common Stock. Such shares will be offered to participating employees in annual or semiannual offerings. Participating employees will be deemed to have been granted options to purchase Common Stock in each offering in an amount equal to the amount of their respective payroll deductions divided by 85% of the market value of the Common Stock of the Company on the applicable Offering Commencement Date. The option price shall be the lesser of 85% of the closing price of the Common Stock on the Offering Commencement Date (or the next preceding trading day) or 85% of the closing price of Common Stock on the Offering Termination Date (or the next preceding trading day). Unless a participating employee terminates participation as provided in the Stock Purchase Plan, such employee shall be deemed to have exercised such option on the Offering Termination Date and shall be issued a corresponding number of shares of Common Stock.

      The Purchase Plan is administered by the Compensation Committee of the Board of Directors and will expire on December 31, 1998, unless sooner terminated or amended by the Board of Directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1998, by all persons known to the Company to own beneficially more than 5% of the Company's Common Stock.

                           NAME AND                AMOUNT AND
                          ADDRESS OF                NATURE OF           PERCENT
TITLE OF CLASS         BENEFICIAL OWNERS      BENEFICIAL OWNERSHIP     OF CLASS
--------------------------------------------------------------------------------
Common Stock,        Demuth, Folger & Terhune      900,000 (1)            6.2
par value $.01       One Exchange Plaza
per share            55 Broadway
                     New York, New York 10006

(1) Consists of 900,000 shares of Common Stock underlying a Warrant to Purchase Common Stock exercisable at an exercise price of $2.00 per share. The percentage of ownership is calculated based on 14,450,788 shares of outstanding.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1998 (a) by each of the Company's directors, (b) by the Company's Chief Executive Officer and its only other executive officer whose 1997 compensation exceeded $100,000, and (c) by all Directors and executive officers as a group.

                       NAME AND                 AMOUNT AND
                      ADDRESS OF                 NATURE OF             PERCENT
TITLE OF CLASS   BENEFICIAL OWNER (1)    BENEFICIAL OWNERSHIP (2)   OF CLASS (3)
--------------------------------------------------------------------------------

Common Stock,      Edward P. Gistaro           701,006                  5.17%
par value $.01     Allan H. Hobgood            436,089  (4)             3.05%
per share          Lori A Turner                94,837  (5)              .70%
                   Ralph Brown                 283,100  (6)             2.08%
                   Al R. Ireton                 75,000  (7)              .55%
                   Chauncey E. Schmidt         225,000  (7)             1.65%
                   All Directors and
                     Executive Officers
                     as a Group (6
                     persons including
                     the above)              1,720,195  (8)             12.23%

--------------------

(1) The address for all persons named is 7461 Callaghan Road, San Antonio, Texas 78229.

(2) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(3) Unless otherwise indicated below, the percentage of ownership is based upon 13,550,788 shares of Common Stock outstanding, which includes 399,996 shares of Common Stock into which outstanding shares of Preferred Stock are convertible and which the holders of the Preferred Stock are entitled to vote.

(4) Includes 305,000 shares subject to currently exercisable stock options. The percentage of ownership is based on 13,855,788 shares outstanding.

(5) Includes 44,500 shares subject to currently exercisable stock options. The percentage of ownership is based on 13,595,288 shares outstanding.

(6) Includes 65,000 shares subject to currently exercisable stock options. The percentage of ownership is based on 13,615,788 shares outstanding.

(7) Includes 75,000 shares subject to currently exercisable stock options. The percentage of ownership is based on 13,625,788 shares outstanding.

(8) Includes 520,000 shares subject to currently exercisable stock options. The percentage of ownership is based on 14,070,788 shares outstanding.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In December 1996 the chief executive officer loaned the Company $100,000 for a period of 5 days in December 1996. In January 1997 the chief executive officer loaned the Company up to $420,000 over a period of 20 days. The loans were unsecured and bore interest at 9.5% and were paid in full in December 1996 and February 1997. In September and October 1997, the chief executive officer loaned the Company $45,000 and $150,000. The loan balances were applied to the amount due from the officer when he exercised employee stock options in October 1997. Interest at 9.5% was paid for 11 and 3 days respectively on the unsecured loans, and the balance after the stock option exercise was repaid to the officer. Since January 1, 1996, no officer, executive officer, or affiliate of the Company has entered into any other direct or indirect material transactions, or series of transactions, or had any direct or indirect material interest in any proposed transaction, or series of transactions, to which the Company is to be a party where the amount involved exceeds $60,000.


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

   3.4 Certificate of Merger of Docucon, Incorporated, a Delaware corporation, and Docucon, Incorporated, a Texas corporation, October 11, 1988, filed as Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated herein by reference.

   3.5 Certificate of Designation Preferences of Series A Convertible Preferred Stock of Docucon, Incorporated, May 29, 1990, filed as
             Exhibit 3.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated herein by reference.

   3.6 Certificate of Designation Preferences of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock of Docucon, Incorporated, June 12, 1991, filed as Exhibit 3.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated herein by reference.

   3.7 Certificate of Correction of Certificate of Designation Preferences of Series A Convertible Preferred Stock of Docucon, Incorporated, June 1, 1990, filed as Exhibit 3.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated herein by reference.

   4.1 Warrant to Purchase Common Stock of Docucon, Incorporated, entitling D. H. Blair Investment Banking Corp. to purchase 80,000 shares of Common Stock at an exercise price of $.75 per share, expiring on November 5, 1995, as filed as Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-82018), is hereby incorporated herein by reference.

   4.2 Warrant to Purchase Common Stock of Docucon, Incorporated, entitling D. H. Blair Investment Banking Corp. to purchase 160,000 shares of Common Stock at an exercise price of $.70 per share, expiring on November 5, 1995, as filed as Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-82018), is hereby incorporated by reference.

   4.3 Warrant to Purchase Common Stock of Docucon, Incorporated, entitling James Coleman to purchase 20,000 shares of Common Stock at an exercise price of $.75 per share, expiring on November 5, 1995, as filed as Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-82018), is hereby incorporated herein by reference.

   4.4 Warrant to Purchase Common Stock of Docucon, Incorporated,entitling James Coleman to purchase 40,000 shares of Common Stock at an exercise price of $.70 per share, expiring on November 5, 1995, as filed as Exhibit 4.6 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-82018), is hereby incorporated herein by reference.

   4.5 Stock Option Agreement, dated August 31, 1992, in which Docucon, Incorporated granted The Wall Street Group, Inc. a stock option to purchase up to 72,727 shares of Common Stock at a price of $1.375 per share, as filed as Exhibit 4.14 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-82018), is hereby incorporated herein by reference.

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

   10.9 1993 Employee Stock Purchase Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, is hereby incorporated herein by reference.

   10.10 Form of Promissory Note, Revolving, dated as of September 30, 1996, between Docucon, Incorporated and Bank One, Texas, N.A., filed as
             Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, is hereby incorporated herein by reference.

   10.11 Form of Promissory Note, dated as of September 30, 1996, between Docucon, Incorporated and Bank One, Texas, N.A., filed as Exhibit
             10.13 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, is hereby incorporated herein by reference.

   10.12 Deed of Trust, Security Agreement and Financing Statement, dated as of September 30, 1996, executed in connection with the issuance of Promissory Notes in Exhibits 10.12 and 10.13, filed as Exhibit
             10.14 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996 is hereby incorporated herein by reference.

   10.13 Asset Sale and Purchase agreement, November 26, 1997, between Docucon, Incorporated and Bowne of Dallas, Inc., and Bowne Litigation Solutions, L.P.

   10.14 Employment Agreement, January 5, 1998, between Docucon, Incorporated and Lori Turner.

   10.15 Employment Agreement, April 1, 1998, between Docucon, Incorporated and Douglas P. Gill.

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

                                    DOCUCON, INCORPORATED


                                    By  DOUGLAS P. GILL
                                    /S/ Douglas P. Gill
                                        President, Chief Executive
                                        Officer, and Director


                                    Date:   April 14, 1998

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       CAPACITY                    DATE


       DOUGLAS P. GILL          President, Chief Executive      April 14, 1998
     /S/ Douglas P. Gill           Officer and Director
                               (Principal Executive Officer)

      ALLAN H. HOBGOOD           Chief Operating Officer        April 14, 1998
    /S/ Allan H. Hobgood            and Vice Chairman
                                       of the Board

         LORI TURNER              Chief Financial Officer       April 14, 1998
       /S/ Lori Turner                   Treasurer
                               (Principal Financial Officer)


      EDWARD P. GISTARO     Chairman of the Board of Directors  April 14, 1998
    /S/ Edward P. Gistaro

         RALPH BROWN                     Director               April 14, 1998
       /S/ Ralph Brown

        AL R. IRETON                     Director               April 14, 1998
      /S/ Al R. Ireton

     CHAUNCEY E. SCHMIDT                 Director               April 14, 1998
   /S/ Chauncey E. Schmidt