Form 10QSB
period 1998-03-31
DOCUCON INCORPORATED
filed 1998-05-14
CIK 843006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1998

                                       OR

                 [ ] Transition Report Under Section 13 or 15(d)
                               of the Exchange Act

            For the Transition Period From____________ to___________

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

Yes  X     No___

        State the number of shares outstanding of each of the issuer's classes
of common equity as of May 1, 1998.          13,161,792

                              DOCUCON, INCORPORATED

                                      INDEX
                                                                           PAGE
                                                                           ----
PART I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1:       Balance Sheets - March 31, 1998, and December 31, 1997         3

              Statements of Operations - For the Three Months Ended

                March 31, 1998 and 1997                                      5

              Statements of Cash Flows - For the Three Months Ended

                March 31, 1998 and 1997                                      6

              Notes to Financial Statements                                  7

              Management's Discussion and Analysis of Financial Condition
Item 2:         and Results of Operations                                   10


PART II.      OTHER INFORMATION                                             13

SIGNATURES                                                                  14

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                              MARCH 31,
                                                                1998      DECEMBER 31,
                              ASSETS                         (UNAUDITED)      1997
                                                            -----------   ------------
CURRENT ASSETS:

  Cash and temporary cash investments ....................  $ 3,498,005   $  4,597,183
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $4,444-
      U.S. Government ....................................      186,489        620,934
      Commercial .........................................      222,829        335,300
  Unbilled revenues ......................................    1,554,803      1,472,075
  Other receivables ......................................      405,024        405,336
  Prepaid expenses and other .............................       99,348         77,044
                                                            -----------   ------------
                    Total current assets .................    5,966,498      7,507,872
                                                            -----------   ------------
PROPERTY AND EQUIPMENT:

  Conversion systems .....................................    4,621,856      4,589,473
  Building and improvements ..............................    1,745,491      1,744,499
  Land ...................................................      230,000        230,000
  Furniture and fixtures .................................      205,602        205,602
                                                            -----------   ------------
                    Total property and equipment .........    6,802,949      6,769,574

  Less- Accumulated depreciation .........................   (4,765,546)    (4,680,368)
                                                            -----------   ------------
                    Net property and equipment ...........    2,037,403      2,089,206
                                                            -----------   ------------
OTHER, net ...............................................      469,092        472,490
                                                            -----------   ------------
                    Total assets .........................  $ 8,472,993   $ 10,069,568
                                                            ===========   ============

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                                                                  MARCH 31,
                                                                   1998         DECEMBER 31,
               LIABILITIES AND STOCKHOLDERS' EQUITY             (UNAUDITED)         1997
                                                               -----------          ----
CURRENT LIABILITIES:
  Accounts payable ..........................................  $   215,201   $    482,076
  Accrued liabilities .......................................      476,796        616,615
  Income taxes payable ......................................      125,000        191,000
  Revolving term note .......................................         --          504,000
  Current maturities of long-term debt ......................       29,163         30,722
  Current maturities of capital lease obligations ...........       16,040         15,798
                                                               -----------   ------------
               Total current liabilities ....................      862,200      1,840,211
                                                               -----------   ------------
LONG-TERM DEBT ..............................................    1,478,736      1,485,079
                                                               -----------   ------------
CAPITAL LEASE OBLIGATIONS ...................................       46,215         49,547
                                                               -----------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 10,000,000 shares
   authorized-
    Series A, 60 shares authorized, 12 shares outstanding as
      of March 31, 1998, and December 31, 1997 ..............           12             12
  Common stock, $.01 par value, 25,000,000 shares authorized;
    13,160,792 and 13,043,556 shares outstanding as of March
    31, 1998, and December 31, 1997, respectively ...........      131,608        130,436
  Additional paid-in capital ................................    9,975,776      9,971,346
  Accumulated deficit .......................................   (4,021,554)    (3,407,063)
                                                               -----------   ------------
               Total stockholders' equity ...................    6,085,842      6,694,731
                                                               -----------   ------------
               Total liabilities and stockholders' equity ...  $ 8,472,993   $ 10,069,568
                                                               ===========   ============

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31
                                                                           ---------------------------
                                                                                1998        1997
                                                                           ------------   ------------
OPERATING REVENUES ......................................................  $    612,996   $  2,489,647
                                                                           ------------   ------------
COSTS AND EXPENSES:
  Production ............................................................       684,336      1,780,139
  Research and development ..............................................        67,751         56,564
  General and administrative ............................................       294,438        221,992
  Marketing .............................................................       117,223        175,122
  Depreciation and amortization .........................................        88,575        115,662
                                                                           ------------   ------------
                                                                              1,252,323      2,349,479
                                                                           ------------   ------------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS ......................      (639,327)       140,168

OTHER INCOME (EXPENSE):
  Interest income .......................................................        64,025            443
  Interest expense ......................................................       (36,716)       (48,355)
  Other, net ............................................................         5,527          8,835
                                                                           ------------   ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ............      (606,491)       101,091
  Income tax expense ....................................................         8,000          3,000
                                                                           ------------   ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ............................      (614,491)        98,091
  Preferred stock dividend requirements .................................         8,250         13,063
                                                                           ------------   ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS APPLICABLE TO COMMON
  STOCKHOLDERS ..........................................................      (622,741)        85,028
  Loss from discontinued operations .....................................          --         (142,193)
                                                                           ------------   ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS .....................  $   (622,741)  $    (57,165)
                                                                           ============   ============
  Basic earnings (loss) from continuing operations per common share .....  $       (.05)  $        .01
  Basic loss from discontinued operations per common share ..............          --             (.01)
                                                                           ------------   ------------
BASIC EARNINGS  (LOSS) PER COMMON SHARE .................................  $       (.05)  $       --
                                                                           ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ....................    13,152,489     12,318,872
                                                                           ============   ============
  Diluted earnings (loss) from continuing operations per common share and
    common share equivalents ............................................  $       (.05)  $        .01

  Diluted loss from discontinued operations per common share and
    common share equivalents ............................................          --             (.01)
                                                                           ------------   ------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE AND COMMON SHARE
  EQUIVALENTS ...........................................................  $       (.05)  $       --
                                                                           ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING ...............................................    13,152,489     13,554,943
                                                                           ============   ============

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                       THREE MONTHS
                                                                       ENDED MARCH 31
                                                                   -----------------------
                                                                      1998         1997
                                                                   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) from continuing operations ..................  $  (614,491)  $  98,091
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities-
      Depreciation and amortization .............................       88,575     115,662
      Changes in current assets and current liabilities-
        Decrease in receivables and unbilled revenues ...........      464,500     693,894
        (Increase) decrease in prepaid expenses and other .......      (22,304)     70,636
        Decrease in accounts payable and accrued liabilities ....     (406,694)   (857,019)
        Decrease in income taxes payable ........................      (66,000)    (10,491)
        Decrease in deferred revenues ...........................         --        (2,100)
                                                                   -----------   ---------
              Net cash provided by (used in) operating activities     (556,414)    108,673
                                                                   -----------   ---------
NET CASH USED BY DISCONTINUED OPERATIONS ........................         --       (61,222)
                                                                   -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................      (33,375)    (32,744)
                                                                   -----------   ---------
              Net cash used in investing activities .............      (33,375)    (32,744)
                                                                   -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances under line of credit .................................         --       570,000
  Payments under line of credit .................................     (504,000)   (750,000)
  Principal payments under capital lease obligations ............       (3,090)     (2,707)
  Net proceeds from exercise of stock options ...................        5,603       4,259
  Principal payments on long-term debt ..........................       (7,902)     (9,203)
                                                                   -----------   ---------
              Net cash used in financing activities .............     (509,389)   (187,651)
                                                                   -----------   ---------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS .............   (1,099,178)   (172,944)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period ........    4,597,183     198,152
                                                                   -----------   ---------
CASH AND TEMPORARY CASH INVESTMENTS, end of period ..............  $ 3,498,005   $  25,208
                                                                   ===========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest ....................................................  $    37,487   $  47,319
                                                                   ===========   =========
    Income taxes ................................................  $    64,225   $  13,491
                                                                   ===========   =========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)
NOTE 1

The financial statements included herein have been prepared by Docucon, Incorporated (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Since its inception, the Company has incurred cumulative net losses of approximately $4.0 million. The cumulative net losses have been funded primarily through the Company's public offering of common stock, issuances of preferred stock, the exercise of warrants and options, debt financing and the sale of its software division in the fourth quarter of 1997 for $6.5 million. The Company has taken steps which it believes will improve its operating results including exiting the litigation support services market, selling its software division and focusing on the Company's document conversion business. The Company's management believes that it is likely that the Company's operating results for the remainder of 1998 will improve and will generate sufficient working capital, along with available cash, to sustain its operations throughout the year. However, there can be no assurances that the Company's focus on document conversion will improve its operating results.

NOTE 2

Discontinued operations-

As previously discussed, in November 1997, the Company sold its software division to a third party for $6.5 million. Included in other current receivables and in other, net, on the accompanying balance sheets are escrowed amounts of $400,000 each related to the sale of the software division. These escrowed funds secure the payment of any liability of the Company to the purchaser under the terms of the purchase agreement and are scheduled to be released to the Company in the amount of $400,000 in November 1998 and $400,000 in November 1999. Management of the Company believes that the entire $800,000 held in escrow will be paid to the Company. As a result of the sale, the division has been accounted for as a discontinued operation and, accordingly, the Company has restated its financial statements for all periods presented in accordance with Accounting Principle Board Opinion No. 30. The following table provides certain information related to the discontinued operation:

                                                      THREE
                                                  MONTHS ENDED
                                                 MARCH 31, 1997
                                                 --------------
Revenues                                            $ 707,388
                                                    =========
Loss from discontinued operations                   $(142,193)
                                                    =========

                              DOCUCON, INCORPORATED

NOTE 3

Substantially all of the Company's unbilled revenues at March 31, 1998, and December 31, 1997, relate to conversion services performed for agencies of the U.S. Government. The Company's ability to invoice these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was contacted in mid-1997 and informed that funding for certain conversion services being performed had been depleted. Management elected to complete work that had been placed in production at that time despite the lack of assurance that funding would become available. As a result, the Company has been unable to invoice approximately $1.2 million of conversion services that were performed during 1997. The conversion products associated with the $1.2 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. Management of the Company, based upon its past operating history and its ongoing discussions with various governmental personnel regarding the availability of additional funding, believes that all of such unbilled revenues will be invoiced and collected during 1998. However, there can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice the unbilled revenues. The inability of the Company to realize its unbilled revenues would have a material adverse effect on the Company's future results of operations and its financial position.

NOTE 4

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 33,333 shares of common stock and earns cash dividends of 11 percent per annum. As of March 31, 1998, cumulative undeclared dividends on the preferred stock approximated $250,000. As these dividends are undeclared, they have not been recorded as a reduction of the Company's equity.

NOTE 5

Subsequent events-

In April 1998, the Company's board of directors granted options to certain members of the Company's senior management, subject to shareholder approval, to purchase 500,000 shares of the Company's common stock at an exercise price of $1 per share under a Time Accelerated Restricted Stock Award Plan (TARSAP). In April 1998, the Company appointed a new president and chief executive officer. The Company's board of directors granted this employee options, subject to shareholder approval, to purchase 900,000 shares of the Company's common stock at an exercise price of $1 per share under a TARSAP. Two hundred thousand of the TARSAP options vest and become exercisable in September 2001 while the remainder vest and become exercisable in March 2005. Vesting and exercisability of the TARSAP options is accelerated, in 80,000 share increments, for each $.50 per share incremental increase in the quoted market price per share of the Company's common stock above $1 per share.

                              DOCUCON, INCORPORATED

As a result of the disposition of the Company's software division in 1997, in April 1998, certain of the affirmative covenants relating to the Company's mortgage note payable to a financial institution were modified. The note agreement contains various affirmative and negative covenants and requires the Company to maintain (as modified and as defined in the note agreement): (i) a current ratio of not less than 1:1, (ii) a debt-to-net worth ratio of not more than .75:1, (iii) a quarterly debt coverage ratio of not less than 1.25:1 beginning in the quarterly period ending September 30, 1998, and (iv) a minimum tangible net worth of $5.5 million. Management believes that the Company will be able to maintain compliance with all of the requirements under the note payable, as modified, based upon anticipated operating results for 1998. However, if the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the note payable and the lender would have the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund repayment in the event of such acceleration. In connection with obtaining modifications to the note agreement, the Company was required to reserve, out of its cash balances, one year's worth of debt service payments of approximately $173,000.

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter ended March 31, 1998, resulted in a net loss applicable to common stockholders of $622,741 compared to a net loss applicable to common stockholders of $57,165 for the same quarter in 1997. The 1997 quarter included a loss from discontinued operations of $142,193. In November 1997, the Company sold its software division to a third party for $6.5 million.

Revenues from continuing operations decreased 75 percent to $612,996 for the quarter ended March 31, 1998, as compared to the same quarter in 1997. The decrease is due to what management believes to be a temporary discontinuation of funding for a specific project being performed under a Department of Defense
(DOD) contract.

Production costs from continuing operations decreased 62 percent for the quarter ended March 31, 1998, over the comparable 1997 period due to the decreased revenue levels.

Research and development costs from continuing operations increased 20 percent for the quarter ended March 31, 1998, compared to the respective period in 1997 as the Company continues to devote resources to the development of new conversion capabilities.

Marketing expenses from continuing operations decreased 33 percent for the quarter ended March 31, 1998, as compared to the same period in 1997, primarily due to decreased commissions resulting from a decrease in the number of salespeople.

 LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been primarily supplemented through borrowings, capital lease agreements, an initial public offering of the Company's Common Stock in 1989, the exercise of warrants and options, private preferred stock placements and the sale of its software division.

The Company has the ability to perform services under two DOD contracts. One contract was awarded in 1996 and extended through April 1998. The other contract was awarded in December 1997 for a term of one year with four additional option years. The contracts have a potential value of $77.8 million. However, there can be no assurances that the full potential value of the contracts will be realized or that the terms of the contracts will extend through the optional years.

Substantially all of the Company's unbilled revenues at March 31, 1998, and December 31, 1997, relate to conversion services performed for agencies of the U.S. Government. The Company's ability to invoice these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was contacted in mid-1997 and informed that funding for certain conversion services being performed had been depleted. Management elected to complete work that had been placed in production at that time despite the lack of assurance that funding would become available. As a result, the Company has been unable to invoice approximately $1.2 million of conversion services that were performed during 1997. The conversion products associated with the

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$1.2 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. Management of the Company, based upon its past operating history and its ongoing discussions with various governmental personnel regarding the availability of additional funding, believes that all of such unbilled revenues will be invoiced and collected during 1998. However, there can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice unbilled revenues. The inability of the Company to realize its unbilled revenues would have a material adverse effect on the Company's future results of operations and its financial position.

In March 1998, the General Services Administration (GSA) awarded a Federal Supply Schedule to the Company which is effective until September 30, 2002. Federal Supply Schedules are centralized contracts established by the GSA for the use of all government agencies. There are no limitations to order size or cumulative order value under such contracts. Under the Federal Supply Schedule awarded to the Company, any government agency can buy a wide variety of document conversion services directly from the Company.

In March 1994, the Company purchased the assets and assumed certain liabilities of J. Feuerstein Systems. In November 1997, the Company sold the assets of the division to Bowne & Co., Inc., for $6.5 million. A total of $800,000 was placed in an escrow account as security for certain representations and warranties made to the buyer. Management does not anticipate any material claims to be made against the representations and warranties and expects the funds will be released from escrow on November 25, 1998, and November 25, 1999, in two amounts of $400,000 each. Including the escrowed funds, net cash proceeds after expenses relating to the sale were approximately $5.7 million. Cash proceeds were used to pay down the Company's $504,000 line-of-credit balance after year-end and to fund continuing operations. The Company plans to invest excess proceeds in short-term securities which would be available for capital or operational needs.

In October 1996, the Company obtained long-term financing to replace the existing mortgage note for its office building with a December 1996 maturity. The new note bears interest at a fixed rate of 9.5 percent, payable monthly to a commercial bank, and is being amortized over a 20-year term with a 5-year maturity. The note is secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred in connection with this refinancing. In April 1998, certain of the affirmative covenants relating to this note were modified. The Company believes that it will be able to maintain compliance with all of the requirements under the note payable, as modified, based upon anticipated operating results for 1998. However, if the Company is unable to comply with such requirements in the future, the Company could be found in technical default under the note payable and the lender would have the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund repayment in the event of such acceleration. In connection with obtaining modifications to the note agreement, the Company was required to reserve, out of its cash balances, one year's worth of debt service payments of approximately $173,000. The Company utilizes the building for office and production space and believes that the building will fulfill its needs for the foreseeable future.

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company expects to fund its operations and marketing activities through utilization of cash on hand and cash generated from operations. These funds are expected to be adequate for the Company's needs for at least the next 12 months. At December 31, 1997, $504,000 was outstanding under a line of credit which was repaid in its entirety in January 1998. The Company voluntarily terminated the line of credit in April 1998. While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise outside capital to consummate such transactions.

NASDAQ SMALLCAP MARKET SYSTEM

On March 31, 1998, the Company received notice that it was subject to delisting on the NASDAQ SmallCap Market System because the Company's average closing bid price per share had not exceeded $1.00 during the prior 30-day period. The notice provides that the Company's shares are subject to delisting 90 days after receipt of the notice unless the Company's per share bid price is $1.00 or greater for 10 consecutive trading days within the 90-day period. Management is currently evaluating its response to the above-described notice and shall take such action as it deems appropriate to maintain the listing.

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

                                                  DOCUCON, INCORPORATED
                                                  (Registrant)

                                                  By /s/ DOUGLAS P. GILL
                                                     Douglas P. Gill,
                                                     President and Chief
                                                     Executive Officer

                                                  By /s/ LORI TURNER
                                                     Lori Turner,
                                                     Vice President of
                                                     Finance and
                                                     Treasurer

Dated:  May 11, 1998