Form 10QSB
period 1998-06-30
DOCUCON INCORPORATED
filed 1998-08-10
CIK 843006

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB


                                     (Mark One)
                   [X] Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998


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

Yes  X      No


      State the number of shares outstanding of each of the issuer's classes of
common equity as of August 3, 1998.    3,299,133

                               DOCUCON, INCORPORATED

                                       INDEX

                                                                         PAGE

PART I.     FINANCIAL INFORMATION (UNAUDITED)

Item 1:     Balance Sheets - June 30, 1998, and December 31, 1997          3

            Statements of Operations - For the Three and Six Months
             Ended June 30, 1998 and 1997                                  5

            Statements of Cash Flows - For the Six Months Ended
             June 30, 1998 and 1997                                        7

            Notes to Financial Statements                                  8

Item 2:     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          13


PART II.    OTHER INFORMATION                                             16


SIGNATURES                                                                18

                               DOCUCON, INCORPORATED

                                   BALANCE SHEETS



                                                       JUNE 30,
                                                        1998        DECEMBER 31,
                         ASSETS                       (UNAUDITED)      1997
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and temporary cash investments ...........  $  2,815,279    $  4,597,183
  Accounts receivable-trade, net of allowance for
   doubtful accounts
   of $4,444-
     U.S. Government ............................       259,752         620,934
     Commercial .................................       147,328         335,300
  Unbilled revenues .............................     1,814,818       1,472,075
  Other receivables .............................       408,860         405,336
  Prepaid expenses and other ....................       106,827          77,044
  Asset held for sale ...........................     1,693,881            --
                                                   ------------    ------------

                 Total current assets ...........     7,246,745       7,507,872
                                                   ------------    ------------

PROPERTY AND EQUIPMENT:
  Conversion systems ............................     4,670,830       4,589,473
  Building and improvements .....................          --         1,744,499
  Land ..........................................          --           230,000
  Furniture and fixtures ........................       212,955         205,602
                                                   ------------    ------------

                 Total property and equipment ...     4,883,785       6,769,574

  Less- Accumulated depreciation ................    (4,562,526)     (4,680,368)
                                                   ------------    ------------

                 Net property and equipment .....       321,259       2,089,206
                                                   ------------    ------------

OTHER, net ......................................       490,659         472,490
                                                   ------------    ------------

                 Total assets ...................  $  8,058,663    $ 10,069,568
                                                   ============    ============

     The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                                                          JUNE 30,
                                                            1998        DECEMBER 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY           (UNAUDITED)        1997
                                                       ------------    ------------
CURRENT LIABILITIES:
  Accounts payable .................................   $    258,387    $    482,076
  Accrued liabilities ..............................        521,184         616,615
  Income taxes payable .............................         98,918         191,000
  Revolving term note ..............................           --           504,000
  Current maturities of long-term debt .............      1,500,212          30,722
  Current maturities of capital lease obligations ..         16,626          15,798
                                                       ------------    ------------
            Total current liabilities ..............      2,395,327       1,840,211
                                                       ------------    ------------
LONG-TERM DEBT .....................................           --         1,485,079
                                                       ------------    ------------
CAPITAL LEASE OBLIGATIONS ..........................         41,743          49,547
                                                       ------------    ------------
OTHER LONG-TERM OBLIGATIONS ........................          7,500            --
                                                       ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 2,500,000 shares
     authorized- Series A, 60 shares authorized, 12
     shares outstanding as of June 30, 1998, and
     December 31, 1997 .............................             12              12
  Common stock, $.01 par value, 6,250,000 shares
     authorized; 3,290,481 and 3,260,889 shares
     outstanding as of June 30, 1998, and December
     31, 1997, respectively ........................         32,905          32,609
  Additional paid-in capital .......................     10,069,354      10,069,173
  Accumulated deficit ..............................     (4,476,768)     (3,407,063)
  Treasury stock, at cost, 6,300 shares and 0 shares
     as of June 30, 1998, and December 31, 1997,
     respectively ..................................        (11,410)           --
                                                       ------------    ------------
            Total stockholders' equity .............      5,614,093       6,694,731
                                                       ------------    ------------
            Total liabilities and stockholders'
               equity ..............................   $  8,058,663    $ 10,069,568
                                                       ============    ============

     The accompanying notes are an integral part of these financial statements.

                             DOCUCON, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS                    SIX MONTHS
                                                        ENDED JUNE 30                   ENDED JUNE 30
                                                  --------------------------    --------------------------
                                                      1998          1997           1998           1997
                                                  -----------    -----------    -----------    -----------
OPERATING REVENUES ............................   $   869,982    $ 2,096,083    $ 1,482,978    $ 4,585,731
                                                  -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
  Production ..................................       672,628      1,183,039      1,356,964      2,963,177
  Research and development ....................        56,893         30,879        124,644         87,443
  General and administrative ..................       328,724        279,087        623,162        501,079
  Marketing ...................................       206,640        178,429        323,863        353,551
  Depreciation and amortization ...............        82,822        107,011        171,397        222,673
                                                  -----------    -----------    -----------    -----------
                                                    1,347,707      1,778,445      2,600,030      4,127,923
                                                  -----------    -----------    -----------    -----------
OPERATING INCOME (LOSS) FROM CONTINUING
  OPERATIONS ..................................      (477,725)       317,638     (1,117,052)       457,808

OTHER INCOME (EXPENSE):
  Interest income .............................        52,179           (443)       116,204           --
  Interest expense ............................       (37,265)       (50,841)       (73,981)       (99,196)
  Other, net ..................................        10,597         20,443         16,124         29,278
                                                  -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES ................................      (452,214)       286,797     (1,058,705)       387,890

  Income tax expense ..........................         3,000          9,000         11,000         12,000
                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ..      (455,214)       277,797     (1,069,705)       375,890

  Preferred stock dividend requirements .......         8,250         11,688         16,500         24,751
                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS
  APPLICABLE TO COMMON STOCKHOLDERS ...........      (463,464)       266,109     (1,086,205)       351,139

  Loss from discontinued operations ...........          --         (215,698)          --         (357,891)
                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCKHOLDERS ................................   $  (463,464)   $    50,411    $(1,086,205)   $    (6,752)
                                                  ===========    ===========    ===========    ===========
  Basic earnings (loss) from continuing
   operations per common share ................   $      (.14)   $       .09    $      (.33)   $       .11

  Basic loss from discontinued operations per
   common share ...............................          --             (.07)          --             (.11)
                                                  -----------    -----------    -----------    -----------
BASIC EARNINGS (LOSS) PER COMMON SHARE ........   $      (.14)   $       .02    $      (.33)   $      --
                                                  ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING .................................     3,290,217      3,109,397      3,289,316      3,095,252
                                                  ===========    ===========    ===========    ===========

                                                       THREE MONTHS                  SIX MONTHS
                                                       ENDED JUNE 30                ENDED JUNE 30
                                                  ------------------------    ------------------------
                                                     1998          1997          1998          1997
                                                  ----------    ----------    ----------    ----------
  Diluted earnings (loss) from continuing
   operations per common share and common share
   equivalents ................................   $     (.14)   $      .08    $     (.33)   $      .11

  Diluted loss from discontinued operations per
   common share and common share equivalents ..         --            (.06)         --            (.11)
                                                  ----------    ----------    ----------    ----------
DILUTED EARNINGS (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS ....................   $     (.14)   $      .02    $     (.33)   $     --
                                                  ==========    ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING ........    3,290,217     3,204,756     3,289,316     3,219,769
                                                  ==========    ==========    ==========    ==========

      The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    SIX MONTHS
                                                                   ENDED  JUNE 30
                                                             --------------------------
                                                                1998           1997
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations ...........   $(1,069,705)   $   375,890
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
     Depreciation and amortization .......................       171,397        222,673
     Changes in current assets and current liabilities-
      Decrease in receivables and unbilled revenues ......       202,887        690,596
      (Increase) decrease in prepaid expenses and other ..       (53,206)       100,676
      Decrease in accounts payable and accrued liabilities      (319,120)      (921,358)
      Decrease in income taxes payable ...................       (92,082)       (23,756)
                                                             -----------    -----------
            Net cash provided by (used in) operating
               activities ................................    (1,159,829)       444,721
                                                             -----------    -----------
NET CASH USED BY DISCONTINUED OPERATIONS .................          --         (343,855)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................       (89,702)      (101,349)
                                                             -----------    -----------
            Net cash used in investing activities ........       (89,702)      (101,349)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances under line of credit ............................          --        1,344,500
  Payments under line of credit ..........................      (504,000)    (1,485,000)
  Principal payments under capital lease obligations .....        (6,976)        (8,747)
  Net proceeds from exercise of stock options ............         5,602          4,259
  Principal payments on long-term debt ...................       (15,589)       (13,720)
  Purchase of treasury stock .............................       (11,410)          --
                                                             -----------    -----------
            Net cash used in financing activities ........      (532,373)      (158,708)
                                                             -----------    -----------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ......    (1,781,904)      (159,191)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period .     4,597,183        198,152
                                                             -----------    -----------
CASH AND TEMPORARY CASH INVESTMENTS, end of period .......   $ 2,815,279    $    38,961
                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
   Interest ..............................................   $    75,523    $   100,118
                                                             ===========    ===========
   Income taxes ..........................................   $    93,562    $    19,868
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

Since its inception, the Company has incurred cumulative net losses of approximately $4.5 million. The cumulative net losses have been funded primarily through the Company's public offering of common stock, issuances of preferred stock, the exercise of warrants and options, debt financing and the sale of its software division in the fourth quarter of 1997 for $6.5 million. The Company has taken steps which it believes will improve its operating results including selling its software division and focusing on the Company's document conversion business. The Company's management believes that it is likely that the Company's operating results for the remainder of 1998 will improve and will generate sufficient working capital, along with available cash, to sustain its operations throughout the year. However, there can be no assurances that the Company's focus on document conversion will improve its operating results.

NOTE 2

Discontinued operations-

As previously discussed, in November 1997, the Company sold its software division to a third party for $6.5 million. Included in other current receivables and in other, net, on the accompanying balance sheets are escrowed amounts of approximately $400,000 each related to the sale of the software division. These escrowed funds secure the payment of any liability of the Company to the purchaser under the terms of the purchase agreement and are scheduled to be released to the Company in the amount of $400,000 in November 1998 and $400,000 in November 1999. Management of the Company believes that the entire $800,000 held in escrow will be paid to the Company. Including the escrowed funds, net cash proceeds after expenses relating to the sale were approximately $5.7 million. As a result of the sale, the division has been accounted for as a discontinued operation and, accordingly, the Company has restated its financial statements for all periods presented in accordance with Accounting Principle Board Opinion No. 30. The following table provides certain information related to the discontinued operation:

                                                  THREE                SIX
                                                MONTHS ENDED       MONTHS ENDED
                                               JUNE 30, 1997      JUNE 30, 1997
                                               -------------      -------------
Revenues ...................................   $     592,494      $   1,299,880
                                               =============      =============
Loss from discontinued operations ..........   $    (215,698)     $    (357,891)
                                               =============      =============

NOTE 3

Substantially all of the Company's unbilled revenues at June 30, 1998, and December 31, 1997, relate to conversion services performed for agencies of the U.S. Government. The Company's ability to invoice these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was contacted in mid-1997 and informed that funding for certain conversion services being performed had been depleted. Management elected to complete work that had been placed in production at that time despite the lack of assurance that funding would become available. As a result, the Company has been unable to invoice approximately $1.2 million of conversion services that were performed during 1997. The conversion products associated with the $1.2 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. During the three and six months ended June 30, 1998, the Company recognized approximately $370,000 in additional unbilled revenues relating to additional conversion services performed through June 1998. Management of the Company, based upon its past operating history and its ongoing discussions with various governmental personnel regarding the availability of additional funding, believes that all of such unbilled revenues totaling approximately $1.6 million will be invoiced and collected during 1998. However, there can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice the unbilled revenues. The inability of the Company to realize its unbilled revenues would have a material adverse effect on the Company's future results of operations and its financial position.

NOTE 4

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,334 shares of common stock and earns cash dividends of 11 percent per annum. Each share of preferred stock is entitled to vote 8,334 common shares. The Company has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. As of June 30, 1998, cumulative undeclared dividends on the preferred stock approximated $259,000. As these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. Common stock is subordinate to preferred stock in the event of liquidation.

Treasury stock-

On June 18, 1998, the Company announced the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. In June 1998, the Company acquired 6,300 treasury shares for $11,410.

Reverse stock split-

In June 1998, the Company's board of directors approved a one-for-four reverse common stock split. Accordingly, all common stock and share information has been adjusted to reflect the reverse stock split.

NOTE 5

Time Accelerated Restricted Stock Award Plan
  (TARSAP) and stock option grants-

In April 1998, the Company's board of directors granted options to certain members of the Company's senior management, subject to shareholder approval, to purchase 125,000 shares of the Company's common stock at an exercise price of $4 per share under a TARSAP. In April 1998, the Company appointed a new president and chief executive officer. The Company's board of directors granted this employee options, subject to shareholder approval, to purchase 225,000 shares of the Company's common stock at an exercise price of $4 per share under a TARSAP. Fifty thousand of the TARSAP options vest and become exercisable in September 2001 while the remainder vest and become exercisable in March 2005. Vesting and exercisability of the TARSAP options is accelerated, in 20,000 share increments, for each $2 per share incremental increase in the quoted market price per share of the Company's common stock above $4 per share.

In April 1998, the Company's board of directors approved conditional stock option grants to certain members of the Company's senior management. The conditional grants provide that, for each $2 per share increase in the quoted market value of the Company's common stock above $4 per share (up to $40 per share), the employees shall receive options to purchase shares of the Company's common stock as follows:

                         OPTIONS TO BE GRANTED FOR
               EMPLOYEE      EACH $2 INCREASE           TERM
               --------  --------------------------  ---------
                   A            12,500                7 years
                   B             5,000               30 months
                   C             4,167                7 years

Each option will expire 10 years after date of grant. The term, vesting period and option price for each grant will be determined by a committee to be selected by the Company's board of directors.

NOTE 6

Debt covenants and asset held for sale-

As a result of the disposition of the Company's software division in 1997, in April 1998, certain of the affirmative covenants relating to the Company's mortgage note payable to a financial institution were modified. The note agreement contains various affirmative and negative covenants and requires the Company to maintain (as modified and as defined in the note agreement): (i) a current ratio of not less than 1:1, (ii) a debt-to-net worth ratio of not more than .75:1, (iii) a quarterly debt coverage ratio of not less than 1.25:1 beginning in the quarterly period ending September 30, 1998, and (iv) a minimum tangible net worth of $5.5 million. Based upon operating results subsequent to June 30, 1998, the Company was unable to maintain compliance with certain affirmative financial covenants. As a result, the lender has the right to demand immediate repayment of the entire amount outstanding. Accordingly, all amounts due this lender have been classified as a current liability at June 30, 1998. The Company believes that sufficient resources are available to fund repayment in the event of such acceleration. In connection with obtaining modifications to the note agreement, the Company was required to reserve, out of its cash balances, one year's worth of debt service payments of approximately $173,000. The mortgage note payable is secured by substantially all of the Company's assets including the Company's office building. In response to a favorable real estate market, the Company's building has been listed for sale. Management of the Company believes that the building will be sold during 1998 at an amount exceeding net book value and, accordingly, the carrying value of the land, building and associated improvements have been classified as a current asset held for sale at June 30, 1998. The Company would be required to pay the mortgage note payable with proceeds from the disposition of the building. Management of the Company believes that suitable replacement facilities will be available.

NOTE 7

Earnings (loss) per share-

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share
(EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued after December 15, 1997, and, accordingly, the accompanying financial statements reflect the adoption of SFAS No. 128. As the Company had a net loss from continuing operations for the three months and six months ended June 30, 1998, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. Prior period EPS data has been restated as required by SFAS No. 128. The following table provides a reconciliation of the denominator (weighted average number of common shares and common share equivalents outstanding) used to compute Basic and Diluted EPS and the number of common share equivalents relating to preferred stock that have been excluded as a result of antidilution:

                                                             THREE MONTHS            SIX MONTHS
                                                             ENDED JUNE 30           ENDED JUNE 30
                                                        ---------------------   ---------------------
                                                           1998        1997        1998        1997
                                                        ---------   ---------   ---------   ---------
Weighted average number of common
  shares outstanding for Basic EPS ..................   3,290,217   3,109,397   3,289,316   3,095,252

Weighted average incremental shares
  outstanding upon assumed
  conversion of dilutive options
  and warrants ......................................        --        95,359        --       124,517
                                                        ---------   ---------   ---------   ---------
Weighted average number of common
  shares and common share
  equivalents outstanding for
  Diluted EPS .......................................   3,290,217   3,204,756   3,289,316   3,219,769
                                                        =========   =========   =========   =========
Potential common shares from
  assumed conversion of preferred
  shares excluded as a result of
  antidilution ......................................     100,008     141,665     100,008     149,632
                                                        =========   =========   =========   =========

NOTE 8

Commitments-

In April 1998, the Company amended a member of senior management's employment agreement. The employee will be retained as a consultant to the Company for a period of five years following his retirement in 2000 at the rate of $2,500 per month. For a five-year period following the employee's consultancy, he will receive retirement pay at the rate of $2,500 per month. The consulting payments will be expensed as paid. The present value of the postretirement payments, discounted at 6 percent, will result in monthly expense, including interest, to the Company of approximately $3,200 through September 2000. The present value of the postretirement obligation is being recorded as other long-term obligations on the accompanying balance sheet.

In April 1998, the Company appointed a new president and chief executive officer. The Company and the employee have entered into a seven-year employment agreement providing for base compensation of $200,000 per year. The employment agreement is terminable by either party with 30 days notice. In the event the employee were to be terminated by the Company without cause, the Company would be required to make a severance payment of $300,000.

                              DOCUCON, INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter ended June 30, 1998, resulted in a net loss applicable to common stockholders of $463,464 compared to net income applicable to common stockholders of $50,411 for the same quarter in 1997. The 1997 quarter included a loss from discontinued operations of $215,698. In November 1997, the Company sold its software division to a third party for $6.5 million. The Company incurred a net loss applicable to common shareholders of $1,086,205 for the six months ended June 30, 1998, as compared to a net loss of $6,752 for the same period in 1997.

Revenues from continuing operations decreased 58 percent to $869,982 for the quarter ended June 30, 1998, as compared to the same quarter in 1997. Revenues from continuing operations decreased 68 percent to $1,482,978 for the six-month period ended June 30, 1998, as compared to the 1997 six-month period. The decrease in both periods is due to what management believes to be a temporary discontinuation of funding for a specific project being performed under a Department of Defense (DOD) contract.

Production costs from continuing operations decreased 43 percent and 54 percent, respectively, for the quarter and six months ended June 30, 1998, as compared to the 1997 periods due to the decreased revenue levels.

Research and development costs from continuing operations increased 84 percent and 43 percent, respectively, for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 as the Company continues to devote resources to the development of new conversion capabilities.

General and administrative expenses increased 18 percent and 24 percent, respectively, for the three- and six-month periods ended June 30, 1998, as compared to the same periods in 1997. The increases are due to increased expenses associated with the Company's annual shareholder meeting and the related proxy solicitation, as well as additional board meetings held in relation to the Company's transition to new management.

Marketing expenses from continuing operations increased 16 percent and decreased 8 percent for the quarter and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. A decrease in commission expenses resulting from a decrease in revenue was offset by the expenses related to the opening and staffing of a Washington, D.C., office.

 LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been primarily supplemented through borrowings, capital lease agreements, an initial public offering of the Company's common stock in 1989, the exercise of warrants and options, private preferred stock placements and the sale of its software division in the fourth quarter of 1997. As of June 30, 1998, the Company had positive working capital of approximately $4.85 million and expects to fund its 1998 operations and marketing activities through utilization of cash on hand and anticipated cash generated from operations.

Substantially all of the Company's unbilled revenues at June 30, 1998, and December 31, 1997, relate to conversion services performed for agencies of the U.S. Government. The Company's ability to invoice these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was contacted in mid-1997 and informed that funding for certain conversion services being performed had been depleted. Management elected to

                              DOCUCON, INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

complete work that had been placed in production at that time despite the lack of assurance that funding would become available. As a result, the Company has been unable to invoice approximately $1.2 million of conversion services that were performed during 1997. The conversion products associated with the $1.2 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. During the three and six months ended June 30, 1998, the Company recognized approximately $370,000 in additional unbilled revenues relating to additional conversion services performed through June 1998. Management of the Company, based upon its past operating history and its ongoing discussions with various governmental personnel regarding the availability of additional funding, believes that all of such unbilled revenues totaling approximately $1.6 million will be invoiced and collected during 1998. However, there can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice unbilled revenues. The inability of the Company to realize its unbilled revenues would have a material adverse effect on the Company's future results of operations and its financial position.

The Company has performed services under two DOD contracts. One contract was awarded in 1996 and extended through April 1998. The other contract was awarded in December 1997 for a term of one year with four additional option years. The contracts have a potential value of $77.8 million. However, there can be no assurances that the full potential value of the contracts will be realized or that the terms of the contracts will extend through the optional years. In March 1998, the General Services Administration (GSA) awarded a Federal Supply Schedule to the Company which is effective until September 30, 2002. Federal Supply Schedules are centralized contracts established by the GSA for the use of all government agencies. There are no limitations to order size or cumulative order value under such contracts. Under the Federal Supply Schedule awarded to the Company, any government agency can buy a wide variety of document conversion services directly from the Company. The Company began providing services under the GSA during the second quarter of 1998.

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

In October 1996, the Company obtained long-term financing to replace the existing mortgage note for its office building with a December 1996 maturity. The new note bears interest at a fixed rate of 9.5 percent, payable monthly to a commercial bank, and is being amortized over a 20-year term with a 5-year maturity. The note is secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred in connection with this refinancing. In April 1998, certain of the affirmative covenants relating to this note were modified. Based upon operating results subsequent to June 30, 1998, the Company was unable to maintain compliance with certain affirmative financial covenants. As a result, the lender has the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources are available to fund repayment in the event of such acceleration. In connection with obtaining modifications to the note agreement, the

                              DOCUCON, INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company was required to reserve, out of its cash balances, one year's worth of debt service payments of approximately $173,000. In response to a favorable real estate market, the Company's building has been listed for sale. Although the current facility is satisfactory, management believes that certain production efficiencies can be achieved by utilizing single- or double-level production space as opposed to the existing high-rise configuration. Management of the Company believes that the building will be sold during 1998 at an amount exceeding net book value and, accordingly, the carrying value of the land, building and associated improvements have been classified as a current asset held for sale at June 30, 1998. The Company would be required to pay the mortgage note payable with proceeds from the disposition of the building. Management of the Company believes that suitable replacement facilities will be available.

On March 31, 1998, the Company received notice that it was subject to delisting on the NASDAQ SmallCap Market System because the Company's average closing bid price per share had not exceeded $1.00 during the prior 30-day period. The Company effected a one-to-four reverse split of its common stock on June 12, 1998. On June 29, 1998, the Company received notification that the Company was deemed to be in compliance with the new bid requirement for continued listing on The Nasdaq Stock MarketSM. On June 18, 1998, the Company announced the board of directors authorized the repurchase of up to 500,000 shares of its common stock in the open market. Through August 3, 1998, the Company had repurchased 10,000 such shares at prices varying from $1-5/8 to $2-1/16.

The efficient operations of the Company's business is dependent on its computer software programs and operating systems (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize data-sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by Company personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project will not have a material effect on its financial position or results of operations.

                           PART II - OTHER INFORMATION



Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders -

            The annual meeting of stockholders of the Company was held on Tuesday, June 9, 1998. The proposals and the results are listed below:

            Proposal No. 1 To elect seven directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

            Proposal No. 2 To approve the 1998 Employee Stock Option Plan of the
                           Company.

            Proposal No. 3 To amend the 1993 Employee Stock Purchase Plan of the
                           Company to increase the number of shares offered and reserved for issuance thereunder by 400,000 shares to 1,400,000 shares of Common Stock, par value $.01 per share, to be offered in up to six additional annual or semiannual offerings, and amend the termination date from December 31, 1998, to December 31, 2001.

            Proposal No. 4 To approve the 1998 Executive Non Statutory Stock
                           Option Plan of the Company.

            Proposal No. 5 To authorize the extension of the vesting and exercise period of certain stock options from 90 days to one year. These options were granted to employees of the JFS division which the Company sold in November 1997 and cover an aggregate of 53,778 shares of the Company's stock.

            Proposal No. 6 To amend the 1991 Directors Stock Option Plan of the
                           Company to increase the number of shares offered and reserved for issuance thereunder by 340,000 shares to 840,000 shares of Common Stock, par value $.01 per share.

            Proposal No. 7 To authorize the board of directors, in its discretion, to implement one of three alternative reverse splits of the Company's Common Stock at a ratio of one share for two, three or four shares of Common Stock.

      The following persons were nominated for election as directors of the Company, and all nominees were elected. The shares voted for and those withheld from each nominee are set forth below opposite such nominee's name:

                                                      SHARES
              DIRECTOR NOMINEES    SHARES VOTED FOR  WITHHELD
              -----------------    ----------------  --------

              Edward P. Gistaro      11,651,655      20,282

              Douglas P. Gill        11,653,237      16,700

              Allan H. Hobgood       11,662,937       9,000

              Ralph Brown            11,658,037      13,900

              Al R. Ireton           11,655,837      16,100

              Chauncey E.
              Schmidt                11,658,837      13,100

              Robert W.
              Schwartz               11,662,137       9,800

               PROPOSALS     FOR      AGAINST   ABSTAIN
               ---------     ---      -------   -------

              No. 2      4,874,297    957,445   106,750

              No. 3      4,518,894  1,290,583   129,015

              No. 4      4,380,714  1,437,563   120,215

              No. 5      4,626,544  1,326,479   106,015

              No. 6      4,278,395  1,554,082   106,015

              No. 7     10,853,241    981,156   100,843

Item 5.     Other Matters - None

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 10.16 - Employment Agreement, April 14, 1998, between Docucon, Incorporated and Allan Hobgood

            Exhibit 10.17 - Employment Agreement, May 5, 1998, between Docucon, Incorporated and Michael Mooney

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


                                                DOCUCON, INCORPORATED
                                                (Registrant)




                                                By /s/ DOUGLAS P. GILL
                                                   Douglas P. Gill,
                                                   President and Chief
                                                   Executive Officer


                                                By /s/ LORI TURNER
                                                   Lori Turner,
                                                   Chief Financial Officer
                                                   and Treasurer

Dated: August 6, 1998