Form 10QSB
period 1998-09-30
DOCUCON INCORPORATED
filed 1998-11-16
CIK 843006

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB


                                     (Mark One)
                   [X] Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

       For the Quarterly Period Ended            SEPTEMBER 30, 1998
                                     ------------------------------

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

Yes  [X]    No [ ]


      State the number of shares outstanding of each of the issuer's classes of
common equity as of October 30, 1998.     3,308,716

                               DOCUCON, INCORPORATED


                                       INDEX


                                                                            PAGE

PART I.         FINANCIAL INFORMATION (UNAUDITED)

Item 1:         Balance Sheets - September 30, 1998, and December 31, 1997     3

                Statements of Operations - For the Three and Nine Months
                 Ended September 30, 1998 and 1997                             5

                Statements of Cash Flows - For the Nine Months Ended
                 September 30, 1998 and 1997                                   7

                Notes to Financial Statements                                  8

Item 2:         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          13


PART II.        OTHER INFORMATION                                             17


SIGNATURES                                                                    18

                               DOCUCON, INCORPORATED


                                   BALANCE SHEETS


                                                       September 30,    December 31,
                                                           1998            1997
                                                       ------------    ------------
                         ASSETS                         (UNAUDITED)
CURRENT ASSETS:
  Cash and temporary cash investments ..............   $  2,196,675    $  4,597,183
  Accounts receivable-trade, net of allowance for
   doubtful accounts of $4,444-
     U.S. Government ...............................        452,247         620,934
     Commercial ....................................        131,607         335,300
  Unbilled revenues, net of allowance of $800,000 at
     September 30, 1998 ............................        958,115       1,472,075
  Other receivables ................................        403,374         405,336
  Prepaid expenses and other .......................         97,523          77,044
  Asset held for sale ..............................      1,682,517            --
                                                       ------------    ------------

                 Total current assets ..............      5,922,058       7,507,872
                                                       ------------    ------------

PROPERTY AND EQUIPMENT:
  Conversion systems ...............................      4,754,223       4,589,473
  Building and improvements ........................           --         1,744,499
  Land .............................................           --           230,000
  Furniture and fixtures ...........................        240,992         205,602
                                                       ------------    ------------

                 Total property and equipment ......      4,995,215       6,769,574

  Less- Accumulated depreciation ...................     (4,631,806)     (4,680,368)
                                                       ------------    ------------

                 Net property and equipment ........        363,409       2,089,206
                                                       ------------    ------------

OTHER, net .........................................        481,314         472,490
                                                       ------------    ------------

                 Total assets ......................   $  6,766,781    $ 10,069,568
                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                               DOCUCON, INCORPORATED

                                                         September 30,  December 31,
                                                             1998           1997
          LIABILITIES AND STOCKHOLDERS' EQUITY           (UNAUDITED)
                                                       ------------    ------------
CURRENT LIABILITIES:
  Accounts payable .................................   $    296,828    $    482,076
  Accrued liabilities ..............................        695,427         616,615
  Taxes payable ....................................         95,125         191,000
  Preferred stock dividends payable ................         88,815            --
  Revolving term note ..............................           --           504,000
  Current maturities of long-term debt .............      1,492,735          30,722
  Current maturities of capital lease obligations ..         20,830          15,798
  Other current liabilities ........................         56,469            --
  Deferred revenues ................................        149,351            --
                                                       ------------    ------------

            Total current liabilities ..............      2,895,580       1,840,211
                                                       ------------    ------------

LONG-TERM DEBT .....................................           --         1,485,079
                                                       ------------    ------------

CAPITAL LEASE OBLIGATIONS ..........................         62,422          49,547
                                                       ------------    ------------

OTHER LONG-TERM OBLIGATIONS ........................        284,864            --
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 10,000,000
   shares authorized-
   Series A, 60 shares authorized, 7 and 12 shares
     outstanding as of September 30, 1998, and
     December 31, 1997, respectively ...............              7              12
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 3,327,366 and 3,260,889 shares
   outstanding as of September 30, 1998, and
   December 31, 1997, respectively .................         33,424          32,609
  Additional paid-in capital .......................     10,073,834      10,069,173
  Accumulated deficit ..............................     (6,558,798)     (3,407,063)
  Treasury stock, at cost, 15,100 shares and 0
   shares as of September 30, 1998, and December 31,
   1997, respectively ..............................        (24,552)           --

            Total stockholders' equity .............      3,523,915       6,694,731
                                                       ------------    ------------

            Total liabilities and stockholders'
             equity ................................   $  6,766,781    $ 10,069,568
                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              THREE MONTHS                         NINE MONTHS
                                                           ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
                                                           1998           1997               1998                1997
                                                       -----------    -----------        -----------        -----------
OPERATING REVENUES .................................   $   591,786    $ 1,317,352        $ 2,074,764        $ 5,903,083
                                                       -----------    -----------        -----------        -----------

COSTS AND EXPENSES:
  Production .......................................       600,404        855,515          1,957,368          3,818,692
  Research and development .........................        63,045         41,004            187,689            128,447
  General and administrative .......................     1,510,196        286,064          2,133,358            787,143
  Marketing ........................................       333,089        123,726            656,952            477,277
  Depreciation and amortization ....................        84,873        104,688            256,270            327,361
                                                       -----------    -----------        -----------        -----------

                                                         2,591,607      1,410,997          5,191,637          5,538,920
                                                       -----------    -----------        -----------        -----------

OPERATING INCOME (LOSS) FROM CONTINUING
  OPERATIONS .......................................    (1,999,821)       (93,645)        (3,116,873)           364,163

OTHER INCOME (EXPENSE):
  Interest income ..................................        41,102           --              155,430                --
  Interest expense .................................       (40,433)       (52,094)          (112,538)          (151,290)
  Other, net .......................................         5,935         10,152             22,061             39,430
                                                       -----------    -----------        -----------        -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES .....................................    (1,993,217)      (135,587)        (3,051,920)           252,303

  Income tax expense ...............................          --             --               11,000             12,000
                                                       -----------    -----------        -----------        -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS .......    (1,993,217)      (135,587)        (3,062,920)           240,303

  Preferred stock dividend requirements ............         6,149         11,688             22,649             36,439
                                                       -----------    -----------        -----------        -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
  APPLICABLE TO COMMON STOCKHOLDERS ................    (1,999,366)      (147,275)        (3,085,569)           203,864

  Loss from discontinued operations ................          --         (281,983)              --             (639,874)
                                                       -----------    -----------        -----------        -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .........   $(1,999,366)   $  (429,258)       $(3,085,569)       $  (436,010)
                                                       ===========    ===========        ===========        ===========

  Basic earnings (loss) from continuing
   operations per common share .....................   $      (.60)   $      (.05)       $      (.94)       $       .07

  Basic loss from discontinued operations per
   common share ....................................          --             (.09)              --                 (.21)
                                                       -----------    -----------        -----------        -----------

BASIC LOSS PER COMMON SHARE ........................   $      (.60)   $      (.14)       $      (.94)       $      (.14)
                                                       ===========    ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING ......................................     3,311,951      3,111,827          3,296,970          3,100,368
                                                       ===========    ===========        ===========        ===========


                                                                       THREE MONTHS                          NINE MONTHS
                                                                     ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
                                                             --------------------------------      --------------------------------
                                                                  1998               1997                1998               1997
                                                             -------------      -------------      -------------      -------------

  Diluted earnings (loss) from continuing
   operations per common share and common share
   equivalents .........................................     $        (.60)     $        (.05)     $        (.94)     $         .06

  Diluted loss from discontinued operations per
   common share and common share equivalents ...........              --                 (.09)              --                 (.20)
                                                             -------------      -------------      -------------      -------------


DILUTED LOSS PER COMMON SHARE AND COMMON SHARE
  EQUIVALENTS ..........................................     $        (.60)     $        (.14)     $        (.94)     $        (.14)
                                                             =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING .................         3,311,951          3,111,827          3,296,970          3,208,521
                                                             =============      =============      =============      =============



      The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                               STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    NINE MONTHS
                                                                  ENDED SEPTEMBER 30
                                                                 1998             1997
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations ...........   $(3,062,920)     $   240,303
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
     Depreciation and amortization .......................       256,270          327,361
     Allowance for unbilled revenues .....................       800,000             --
     Noncash compensation accrual ........................       341,333             --
     Changes in current assets and current liabilities-
      Decrease in receivables and unbilled revenues ......        88,302          915,340
      (Increase) decrease in prepaid expenses and other ..       (41,162)          26,579
      Decrease in accounts payable and accrued liabilities      (106,436)        (959,844)
      Decrease in taxes payable ..........................       (95,875)         (11,554)
      Increase (decrease) in deferred revenues ...........       149,351          (20,300)
                                                             -----------      -----------

            Net cash provided by (used in) operating
activities ...............................................    (1,671,137)         517,885
                                                             -----------      -----------

NET CASH USED BY DISCONTINUED OPERATIONS .................          --           (591,878)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................      (172,386)         (90,048)
                                                             -----------      -----------

            Net cash used in investing activities ........      (172,386)         (90,048)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances under line of credit ..........................          --          2,408,500
  Payments under line of credit ..........................      (504,000)      (2,433,500)
  Principal payments under capital lease obligations .....       (10,969)         (10,202)
  Net proceeds from exercise of stock options ............         5,602            7,882
  Proceeds from issuing notes payable ....................          --             45,000
  Principal payments on long-term debt ...................       (23,066)         (22,968)
  Purchase of treasury stock .............................       (24,552)            --
                                                             -----------      -----------

            Net cash used in financing activities ........      (556,985)          (5,288)
                                                             -----------      -----------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ......    (2,400,508)        (169,329)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period .     4,597,183          198,152
                                                             -----------      -----------

CASH AND TEMPORARY CASH INVESTMENTS, end of period .......   $ 2,196,675      $    28,823
                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Noncash investing and financing activities-
   Capital lease obligations incurred ....................   $    28,877      $    16,240
                                                             ===========      ===========

   Preferred stock dividends payable .....................   $    88,815      $      --
                                                             ===========      ===========

  Cash paid during the period for-
   Interest ..............................................   $   113,309      $   163,953
                                                             ===========      ===========

   Income taxes ..........................................   $   106,875      $     3,711
                                                             ===========      ===========

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

Since its inception, the Company has incurred cumulative net losses of approximately $6.6 million. The cumulative net losses have been funded primarily through the Company's public offering of common stock, issuances of preferred stock, the exercise of warrants and options, debt financing and the sale of its software division in the fourth quarter of 1997 for $6.5 million. The Company has taken steps which it believes will improve its operating results including selling its software division and focusing on the Company's document conversion business. While the current quarter's operating loss is unsettling, management believes that it has taken proper steps to significantly improve the Company's operating results. Particularly encouraging to management are the initial results from new marketing efforts in both the federal and commercial arenas. Expansion of these efforts has been made to include a wide range of vertical markets and partnering agreements within related industries. The Company's management believes that it is likely that the Company's operating results for the remainder of 1998 will improve and will generate sufficient working capital, along with available cash, to sustain its operations throughout the year. However, there can be no assurances that the Company's focus on marketing efforts will improve its operating results.

NOTE 2

Discontinued operations-

In November 1997, the Company sold its software division to a third party for $6.5 million. Included in other current receivables and in other, net, on the accompanying balance sheets are escrowed amounts of approximately $400,000 each related to the sale of the software division. These escrowed funds secure the payment of any liability of the Company to the purchaser under the terms of the purchase agreement and are scheduled to be released to the Company in the amount of $400,000 in November 1998 and $400,000 in November 1999. Management of the Company believes that the entire $800,000 held in escrow will be paid to

                              DOCUCON, INCORPORATED
the Company. Including the escrowed funds, net cash proceeds after expenses relating to the sale were approximately $5.7 million. As a result of the sale, the division has been accounted for as a discontinued operation and, accordingly, the Company has restated its financial statements for all periods presented in accordance with Accounting Principle Board Opinion No. 30. The following table provides certain information related to the discontinued operation:

                                               THREE                NINE
                                           MONTHS ENDED        MONTHS ENDED
                                        SEPTEMBER 30, 1997  SEPTEMBER 30, 1997
                                        ------------------  ------------------

Revenues ...............................     $   580,741       $ 1,880,621
                                             ===========       ===========

Loss from discontinued operations ......     $  (281,983)      $  (639,874)
                                             ===========       ===========

NOTE 3

Substantially all of the Company's unbilled revenues at September 30, 1998, and December 31, 1997, relate to conversion services performed for agencies of the U.S. Government. The Company's ability to invoice these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was contacted in mid-1997 and informed that funding for certain conversion services being performed had been depleted. Work that had been placed in production at that time was completed despite the lack of assurance that funding would become available. As a result, the Company has been unable to invoice approximately $1.2 million of conversion services that were performed during 1997. The conversion products associated with the $1.2 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. During the three and nine months ended September 30, 1998, the Company recognized $0 and $370,000, respectively, in additional unbilled revenues relating to additional conversion services performed through September 1998. There can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice the unbilled revenues. Management of the Company, based upon its past operating history and its ongoing discussions with various governmental personnel regarding the availability of additional funding, believes that all of such unbilled revenues totaling approximately $1.6 million represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues of $800,000 during the three months ended September 1998. This allowance is reflected as a component of general and administrative expense in the accompanying statements of operations. The inability of the Company to realize its remaining unbilled revenues would have a material adverse effect on the Company's future results of operations and its financial position.

NOTE 4

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,334 shares of common stock and earns cash dividends of 11 percent per annum. Each share of preferred stock is entitled to vote 8,334 common shares. The Company has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends on its common stock in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. As of September 30, 1998, cumulative undeclared dividends on the preferred stock approximated $243,000. The Company anticipates that it will pay approximately $88,000 of cumulative dividends on preferred stock during the fourth quarter of 1998. As the remainder of these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. Common stock is subordinate to preferred stock in the event of liquidation.

Treasury stock-

On June 18, 1998, the Company announced the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. As of September 30, 1998, the Company has acquired 15,100 treasury shares for $24,552.

Reverse stock split-

In June 1998, the Company's board of directors approved a one-for-four reverse common stock split. Accordingly, all common stock and share information has been adjusted to reflect the reverse stock split.

NOTE 5

Time Accelerated Restricted Stock Award Plan
  (TARSAP) and stock option grants-

In April 1998, the Company's board of directors granted options to certain members of the Company's senior management, subject to shareholder approval, to purchase 125,000 shares of the Company's common stock at an exercise price of $4 per share under a TARSAP. Additionally, in April 1998, the Company appointed a new president and chief executive officer. The Company's board of directors granted this employee options, subject to shareholder approval, to purchase 225,000 shares of the Company's common stock at an exercise price of $4 per share under a TARSAP. Fifty thousand of the TARSAP options vest and become exercisable in September 2001 while the remainder vest and become exercisable in March 2005. Vesting and exercisability of the TARSAP options is accelerated, in 20,000 share increments, for each $2 per share incremental increase in the quoted market price per share of the Company's common stock above $4 per share.

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

                                  OPTIONS TO BE
                                   GRANTED FOR
                  EMPLOYEE      EACH $2 INCREASE   TERM
                  --------      ----------------   ----

                      A            12,500        7 years

                      B             4,167        7 years

Each option will expire 10 years after date of grant. The conditions and option price for each grant will be determined by a committee to be selected by the Company's board of directors.

NOTE 6

Debt covenants and asset held for sale-

As a result of the disposition of the Company's software division in 1997, in April 1998, certain of the affirmative covenants relating to the Company's mortgage note payable to a financial institution were modified. The note agreement contains various affirmative and negative covenants and requires the Company to maintain (as modified and as defined in the note agreement): (i) a current ratio of not less than 1:1, (ii) a debt-to-net worth ratio of not more than .75:1, (iii) a quarterly debt coverage ratio of not less than 1.25:1 beginning in the quarterly period ended September 30, 1998, and (iv) a minimum tangible net worth of $5.5 million. Based upon operating results in the third quarter of 1998, the Company was unable to maintain compliance with certain affirmative financial covenants. As a result, the lender has the right to demand immediate repayment of the entire amount outstanding. Accordingly, all amounts due this lender have been classified as a current liability at September 30, 1998. In connection with obtaining modifications to the note agreement, the Company was required to reserve, out of its cash balances, one year's worth of debt service payments of approximately $173,000. Subsequent to September 30, 1998, the Company obtained a waiver from its lender for additional indebtedness that was incurred relating to a new capital lease. The mortgage note payable is secured by substantially all of the Company's assets including the Company's office building. Management of the Company has decided to sell the building and believes that it will be sold during 1998 or early 1999 at an amount exceeding net book value and, accordingly, the carrying value of the land, building and associated improvements have been classified as a current asset held for sale at September 30, 1998. The Company would be required to pay the mortgage note payable with proceeds from the disposition of the building. In November 1998, the Company entered into a contract to sell the building for an amount in excess of its net book value and the related mortgage note payable. The contract includes provisions for the buyer to lease the building back to the Company on a short-term basis while the Company locates a replacement facility. Management of the Company believes that suitable replacement facilities will be available.

NOTE 7

Earnings (loss) per share-

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share
(EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued after December 15, 1997, and, accordingly, the accompanying financial statements reflect the adoption of SFAS No. 128. As the Company had a net loss from continuing operations for the three months and nine months ended September 30, 1998, and the three months ended September 30, 1997, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. Prior period EPS data has been restated as required by SFAS No. 128. The following table provides a reconciliation of the denominator (weighted average number of common shares and common share equivalents outstanding) used to compute Basic and Diluted EPS and the number of common share equivalents relating to preferred stock that have been excluded as a result of antidilution:

                                          THREE MONTHS             NINE MONTHS
                                        ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                         1998        1997        1998        1997
                                      ---------   ---------   ---------   ---------
Weighted average number of common
  shares outstanding for Basic EPS    3,311,951   3,111,827   3,296,970   3,100,368

Weighted average incremental shares
  outstanding upon assumed
  conversion of dilutive options
  and warrants ....................        --          --          --       108,153

Weighted average incremental shares
  outstanding upon assumed
  conversion of dilutive preferred
  shares ..........................        --          --          --          --
                                      ---------   ---------   ---------   ---------

Weighted average number of common
  shares and common share
  equivalents outstanding for
  Diluted EPS .....................   3,311,951   3,111,827   3,296,970   3,208,521
                                      =========   =========   =========   =========

Potential common shares from
  assumed conversion of preferred
  shares excluded as a result of
  antidilution ....................      78,541     141,665      92,774     146,957
                                      =========   =========   =========   =========

NOTE 8

Commitments-

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

In September 1998, the Company granted early retirement to a member of senior management and terminated the related employment agreement. The employee will be retained as a consultant to the Company for a period of two years following his retirement in September 1998 at the rate of $2,500 per month. For the same two-year period during the employee's consultancy, he will receive retirement pay at the rate of $5,500 per month. For a 10-year period following the employee's consultancy, he will receive retirement pay at the rate of $2,500 per month. The consulting payments will be expensed as the services are provided. The present value of the post-retirement payments, discounted at 5 percent, resulted in noncash compensation expense of $341,333 during the three months ended September 30, 1998. The present value of the post-retirement obligation is being recorded as other long-term obligations on the accompanying balance sheet, with the current portion of $56,469 included as other current liabilities.

                              DOCUCON, INCORPORATED


                         MANAGEMENT'S DISCUSSION AND ANALYSIS

                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's operations during the quarter ended September 30, 1998, resulted in a net loss applicable to common stockholders of $1,999,366 compared to a net loss applicable to common stockholders of $429,258 for the same quarter in 1997. The 1997 quarter included a loss from discontinued operations of $281,983. In November 1997, the Company sold its software division to a third party for $6.5 million. The Company incurred a net loss applicable to common shareholders of $3,085,569 for the nine months ended September 30, 1998, as compared to a net loss of $436,010 for the same period in 1997. The 1997 period included a loss from discontinued operations of $639,874.

Revenues from continuing operations decreased 55 percent to $591,786 for the quarter ended September 30, 1998, as compared to the same quarter in 1997. Revenues from continuing operations decreased 65 percent to $2,074,764 for the nine-month period ended September 30, 1998, as compared to the 1997 nine-month period. The decrease in both periods is due to what management believes to be a temporary discontinuation of funding for a specific project being performed under a Department of Defense (DOD) contract.

Production costs from continuing operations decreased 30 percent and 49 percent, respectively, for the quarter and nine months ended September 30, 1998, as compared to the 1997 periods due to the decreased revenue levels.

Research and development costs from continuing operations increased 54 percent and 46 percent, respectively, for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 as the Company continues to devote resources to the development of new conversion capabilities.

General and administrative expenses, net of charges of approximately $340,000 related to the buyout of an employment agreement and $800,000 related to an allowance for doubtful collection associated with unbilled revenues, increased 32 percent and 26 percent, respectively, for the three- and nine-month periods ended September 30, 1998, as compared to the same periods in 1997. The increases are due to increased expenses associated with the transition to new management, and the northeast U.S. corporate office presence discussed below, as well as the Company's annual shareholder meeting and the related proxy solicitation.

Marketing expenses from continuing operations increased 169 percent and 38 percent for the quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase in expense is due to extensive new marketing efforts aimed at rebuilding the federal market and developing a commercial market. The Company developed a federal marketing organization in Washington, D.C., during the second quarter of 1998 and began building its commercial organization headquartered in Wayne, PA, during the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been primarily supplemented through borrowings, capital lease agreements, an initial public offering of the Company's common stock in 1989, the exercise of warrants and options, private preferred stock placements and the sale of its software division in the fourth quarter of 1997. As of September 30, 1998, the Company had positive working capital of approximately $3.0 million and expects to fund its remaining 1998 operations and marketing activities through utilization of cash on hand.

                              DOCUCON, INCORPORATED


                         MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Substantially all of the Company's unbilled revenues at September 30, 1998, and December 31, 1997, relate to conversion services performed for agencies of the U.S. Government. The Company's ability to invoice these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was contacted in mid-1997 and informed that funding for certain conversion services being performed had been depleted. Work that had been placed in production at that time was completed despite the lack of assurance that funding would become available. As a result, the Company has been unable to invoice approximately $1.2 million of conversion services that were performed during 1997. The conversion products associated with the $1.2 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. During the three and nine months ended September 30, 1998, the Company recognized $0 and $370,000, respectively, in additional unbilled revenues relating to additional conversion services performed through September 1998. There can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice the unbilled revenues. Management of the Company, based upon its past operating history and its ongoing discussions with various governmental personnel regarding the availability of additional funding, believes that all of such unbilled revenues totaling approximately $1.6 million represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues of $800,000 during the three months ended September 1998. This allowance is reflected as a component of general and administrative expense in the accompanying statements of operations. The inability of the Company to realize its remaining unbilled revenues would have a material adverse effect on the Company's future results of operations and its financial position.

In 1998, the Company has performed services under two DOD contracts. One contract was awarded in 1996 and extended through April 1998. The other contract was awarded in December 1997 for a term of one year with four additional option years. The contracts have a potential value of $77.8 million. However, there can be no assurances that the full potential value of the contracts will be realized or that the terms of the latest contract will extend through the optional years. In March 1998, the General Services Administration (GSA) awarded a Federal Supply Schedule to the Company which is effective until September 30, 2002. Federal Supply Schedules are centralized contracts established by the GSA for the use of all government agencies. There are no limitations to order size or cumulative order value under such contracts. Under the Federal Supply Schedule awarded to the Company, any government agency can buy a wide variety of document conversion services directly from the Company. The Company began providing services under the GSA during the second quarter of 1998. The DOD and GSA contracts referred to herein enable the Company to act as an approved vendor within Federal Government markets. They do not, in and of themselves, represent purchase orders for work to be completed nor do they receive direct funding. The Company markets directly to customers within the Federal Government to obtain such funded orders.

In March 1994, the Company purchased the assets and assumed certain liabilities of J. Feuerstein Systems. In November 1997, the Company sold the assets of the division to Bowne & Co., Inc., for $6.5 million. A total of $800,000 was placed in an escrow account as security for certain representations and warranties made to the buyer. Management does not anticipate any material claims to be made against the representations and warranties and expects the funds will be released from escrow on November 25, 1998, and November 25, 1999, in two amounts of $400,000 each. Including the escrowed funds, net cash proceeds after expenses relating to the sale were approximately $5.7 million. Cash proceeds were used to pay down the Company's $504,000 line-of-credit balance after the 1997 year-end and to fund continuing operations. The Company plans to invest excess proceeds in short-term securities which would be available for capital or operational needs.

                             DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


In October 1996, the Company obtained long-term financing to replace the existing mortgage note for its office building with a December 1996 maturity. The new note bears interest at a fixed rate of 9.5 percent, payable monthly to a commercial bank, and is being amortized over a 20-year term with a 5-year maturity. The note is secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred in connection with this refinancing. In April 1998, certain of the affirmative covenants relating to this note were modified. Based upon operating results in the third quarter of 1998, the Company was unable to maintain compliance with certain affirmative financial covenants. As a result, the lender has the right to demand immediate repayment of the entire amount outstanding. Accordingly, all amounts due this lender have been classified as a current liability at September 30, 1998. In connection with obtaining modifications to the note agreement, the Company was required to reserve, out of its cash balances, one year's worth of debt service payments of approximately $173,000. During 1998, management of the Company decided to list the building for sale. Although the current facility is satisfactory, management believes that certain production efficiencies can be achieved by utilizing single- or double-level production space as opposed to the existing high-rise configuration. Management of the Company believes that the building will be sold during 1998 or early 1999 at an amount exceeding net book value and, accordingly, the carrying value of the land, building and associated improvements have been classified as a current asset held for sale at September 30, 1998. The Company would be required to pay the mortgage note payable with proceeds from the disposition of the building. In November 1998, the Company entered into a contract to sell the building for an amount in excess of its net book value and the related mortgage note payable. The contract includes provisions for the buyer to lease the building back to the Company on a short-term basis while the Company locates a replacement facility. Management of the Company believes that suitable replacement facilities will be available.

On March 31, 1998, the Company received notice that it was subject to delisting on the NASDAQ SmallCap Market System because the Company's average closing bid price per share had not exceeded $1.00 during the prior 30-day period. The Company effected a one-to-four reverse split of its common stock on June 12, 1998. On June 29, 1998, the Company received notification that the Company was deemed to be in compliance with the new bid requirement for continued listing on The Nasdaq Stock MarketSM. On June 18, 1998, the Company announced the board of directors authorized the repurchase of up to 500,000 shares of its common stock in the open market. Through October 28, 1998, the Company had repurchased 33,500 such shares at prices varying from $29/32 to $2-1/16.

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



Dated:      November 12, 1998