Form 10KSB40
period 1998-12-31
DOCUCON INCORPORATED
filed 1999-03-31
CIK 843006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 1-10185

                              DOCUCON, INCORPORATED
                 (Name of Small Business Issuer in its Charter)

                DELAWARE                            74-2418590
     (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
   of Incorporation or Organization)


    565 E. SWEDESFORD ROAD, SUITE 209
        WAYNE, PENNSYLVANIA                             19087
(Address of Principal Executive Offices)              (Zip Code)


Issuer's Telephone Number, Including Area Code:        (610) 995-9500

         Securities Registered Under Section 12(b) of the Exchange Act:

                                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                           ON WHICH REGISTERED
    ---------------------                        -----------------------
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

      State Issuer's revenues for its most recent fiscal year:  $2,693,497

      State the aggregate market value of the voting stock held by non-affiliates as of March 1, 1999:

               Common Stock, par value $.01 per share - $2,547,898

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            CLASS                            OUTSTANDING AT MARCH 19, 1999
   -----------------------                   -----------------------------
   COMMON STOCK, PAR VALUE                         3,304,214 SHARES
       $.01 PER SHARE


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


ITEM.   DESCRIPTION OF BUSINESS.

GENERAL

      Docucon, Incorporated ("Docucon" or the "Company") was incorporated under the laws of the State of Delaware in 1988 and is the successor by merger to a Texas corporation organized in 1986. The Company's primary business is document conversion.

DOCUMENT CONVERSION SERVICES AND MARKETS

      Document conversion is an automated process in which source documents are converted into electronic form, including computer accessible images, indices and formats. These source documents may include letters, contracts, manuals, drawings, aperture cards, transcripts, microfilm and microfiche. After conversion, these documents are stored on various optical and magnetic media. These media are then accessed by document management systems which may be based on a wide range of computer systems.

      The process of document conversion involves the preparation and grading of the documents to be stored, the physical scanning of the documents and the creation of indices to facilitate retrieval of the converted documents. The indexing of the information to be stored is a significant activity in any document conversion system, and because Docucon creates custom indices and formats, the ultimate users can retrieve information from their own documents utilizing their own systems. Additionally, each of Docucon's document conversion systems can customize the format of the converted materials. Throughout all its operations, Docucon maintains a quality control program to ensure the integrity of the indexing, editing and grading processing of the databases which are converted. The Company provides document conversion services primarily at its operations center in San Antonio, Texas. The Company can also process documents at client-site locations.

      The Company currently markets conversion services to government and commercial customers that have substantial document storage and retrieval needs. Examples of the type of documents which the Company may convert include logistic support documents and technical manuals for the United States Department of Defense ("DOD"), land files for petro-chemical companies and county governments, and personnel, financial and other records and forms for public and private companies and institutions.

      For the years ended December 31, 1998 and 1997, the Company spent approximayely $281,000, and $98,000, respectively, for research and development activities related to ongoing operations. The Company does not own any patents. The Company uses the word "Docucon" alone and in combination with various designs and logos as a service mark to identify the Company's services. The Company has obtained federal trademark registration for the name "Docucon".

      The Company has performed conversion services since 1987 under four major contracts awarded by the DOD. A $14.8 million contract was awarded by the DOD in early 1996 and subsequently increased by $5.6 million and extended through February 1998. The Company provided approximately $14.7 million of services under this contract, which expired in February 1998. In December 1997 the DOD awarded an additional, similar contract with a term of one year for approximately $15.5 million. The terms of the contract includes four additional option years so that the entire contract has a potential value of approximately $77.4 million. As of March 1, 1999, the Company had provided approximately $1.2 million of services under this contract. In 1998, 1997, and 1996 approximately 51%, 87%, and 85%, respectively, of the Company's operating revenues were derived from services provided under DOD contracts.

      The Company has also performed conversion services for various commercial companies including Lucent Technologies, Loral Federal Systems, Westinghouse, QED, Texaco Exploration and Production, Inc., Computer Science Corporation, Amoco, Dowell Schlumberger, and Ericsson GE, DuPont Pharmaceuticals and Johnson & Johnson.

COMPETITION

      The Company's services are sold in highly competitive markets, and its sales and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets or general economic conditions. The Company believes that the document conversion industry is highly fragmented, with numerous relatively small companies seeking to establish market positions. In addition, the Company believes that major hardware, software and service providers may seek to enter the field in the future. Many competitors and potential competitors have larger marketing organizations and greater resources than the Company. In addition, many government and commercial entities have or may develop in-house document conversion capabilities. Due to the rapidly changing technology used in connection with providing such services, competitive positions within the industry are subject to change.

JFS TRANSACTION

      On March 16, 1994, the Company purchased substantially all of the assets, having a book value of approximately $1.0 million, and assumed certain liabilities in the approximate amount of $1.2 million of J. Feuerstein Systems, Inc. ("JFS"), for consideration of approximately $0.2 million. JFS was based in Parsippany, New Jersey and was engaged in the business of providing consulting and support services and software products to the legal market.

      On November 26, 1997, the Company sold all of the assets of the JFS division to Bowne & Co., Inc., a worldwide financial printing and services company, for approximately $6.5 million. The Company realized a gain of approximately $4.5 million on the sale. Operations relating to the software portion of the JFS division resulted in losses totaling approximately $1.4 million since the date of its purchase. All operations relating to the software portion of the JFS division are considered discontinued operations for this report on Form 10-KSB.

GOVERNMENT REGULATION

      The Company's ability to obtain contracts from the DOD is dependent upon its compliance with rules and regulations promulgated by that department, including regulations related to security and technological standards. Although the Company believes it is currently in compliance, there is no assurance that it will be able to comply with such rules and regulations promulgated in the future or to maintain its current clearances. See this Item, "Description of Business - Document Conversion Services and Markets" and "Description of Business - Competition," Item 3, "Legal Proceedings" and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

EMPLOYEES

      At March 19, 1999, the Company had approximately 144 full-time employees and 69 part-time employees. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management believes the relationship between the Company and its employees is good.


ITEM 2.   DESCRIPTION OF PROPERTY.

      In October 1992, the Company purchased an eight-story, 52,000-square foot office building in San Antonio, Texas. In January 1999, the Company sold this building and is currently leasing it back from the new owner. This facility is utilized for the Company's San Antonio operations center. Approximately 13,000 square feet of this space is sub-leased on a month-to-month basis to Bowne & Co., Inc. to headquarter operations of the JFS division which was sold to Bowne & Co. Inc. in November 1997.

      The Company leases approximately 2,000 square feet of space in Wayne, Pennsylvania for its corporate headquarters and approximately 1,000 square feet in Vienna, Virginia for its federal government sales office.

      The Company has signed a new lease for approximately 31,000 square feet of space where the Company will relocate its San Antonio operations center when the lease in the current building expires in November 1999. The new space is currently under construction and is expected to be ready for occupancy in the fourth quarter of 1999. In Management's opinion, the Company's physical properties are adequate for the Company's current needs, and are consistent with the Company's plans described elsewhere in this Annual Report on Form 10-KSB; however, in the event that the Company experiences significant growth, additional space may be required.


ITEM 3.    LEGAL PROCEEDINGS.

      In the ordinary course of its business, the Company may be subject, from time to time, to claims and legal actions by clients, suppliers and others.

      On February 2, 1999 the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Department of Defense is currently performing its initial review of the Company's request to determine if the Company satisfies the requirements for inclusion into the Voluntary Disclosure Program. The Company has no reason to believe that it will not be accepted into the Program.

      The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that brought to light a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, that may be perceived by the government as a technical violation of DOD billing procedures. The Company's internal review is ongoing, but based on its investigation to date, the Company believes that the DOD sustained no actual damages as a result of the matter disclosed by the Company. However, the Company expects to incur significant legal and other out-of-pocket costs in connection with presenting the results of its internal review and assisting the government in its investigation, adjudication and resolution of this matter. At December 31, 1998 the Company has established a reserve for estimated legal costs and other expenses, which it believes is adequate for the resolution of this matter.

      Except as noted above, no material actions are currently pending against the Company. The Company maintains general liability insurance and other insurance coverages which it believes to be adequate and typical in the industry.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1998.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock, par value $.01 per share, is traded on The NASDAQ Stock Market'sSM SmallCap Market (Symbol: DOCU), and on the Boston Stock Exchange (Symbol: DOC).

      In June 1998, the Company's stockholders approved a one-for-four reverse common stock split. All common stock and share information has been adjusted to reflect the reverse stock split.

      The following table sets forth for the fiscal periods indicated the high and low bid prices per share for the Company's Common Stock in the NASDAQ Stock Market's SmallCap Market, the principal market upon which the Company's Common Stock is traded, as reported to the Company in monthly reports from NASDAQ.

                                                                  REPORTED
                                                                  BID PRICE
                                                             ------------------
                                                              HIGH        LOW
                                                             -------    -------
         1998
        ------
       First Quarter.......................................   $4.00      $2.52
       Second Quarter......................................    3.00       1.13
       Third Quarter.......................................    2.06       0.78
       Fourth Quarter......................................    1.31       0.78

         1997
        ------
       First Quarter.......................................   $5.36      $2.76
       Second Quarter......................................    4.12       2.52
       Third Quarter.......................................    4.88       2.36
       Fourth Quarter......................................    5.24       3.36


      The last reported sale price for the Common Stock on The NASDAQ Stock Market on March 19, 1999, was $0.81 per share. Bid and asked prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      There were approximately 228 holders of record of the Common Stock as of March 19, 1999, excluding those shares held by depository companies for certain beneficial owners.

      The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under the terms of the Company's Series A Convertible Preferred Stock, the Company cannot pay dividends on its Common Stock until all accumulated but unpaid dividends on such Preferred Stock have been paid. At December 31, 1998, cumulative undeclared dividends on the Series A Convertible Preferred Stock were approximately $159,000.

      On March 10, 1999, the Company received notice that it was subject to delisting on the NASDAQ SmallCap Market System because the Company's average closing bid price per share had not exceeded $1.00 during the prior thirty-day period. The notice provides that the Company's shares are subject to delisting ninety days after receipt of the notice, unless the Company's per share bid price is $1.00 or greater for ten consecutive trading days within the ninety day period.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1998 COMPARED TO 1997

      The Company reported a net loss applicable to common stockholders of approximately $5,113,000 for 1998, as compared to net income applicable to common stockholders of $3,379,000 in 1997. Net income in 1997 included an approximate $4,472,000 gain recognized on the sale of the Company's JFS software division.

      Revenues were approximately $2,693,000 in 1998 as compared to approximately $6,664,000 in 1997. This decrease is primarily attributable to the loss of funding on a significant DOD project and the completion of several contracts that generated significant revenues in 1997 that were not replaced with a comparable volume of new contracts in 1998.

      Production costs decreased from approximately $4,636,000 in 1997 to approximately $2,626,000 in 1998. This decrease is primarily attributable to the corresponding reduction in revenues in 1998. Production costs as a percentage of revenues increased from 70% in 1997 to 98% in 1998. This increase is primarily attributable to the Company's decision to retain substantially all of its highly trained engineering and operations management personnel in anticipation of new contracts in 1999, despite the lower revenue volume in 1998.

      Research and development costs increased to approximately $280,000 in 1998 as compared to approximately $98,000 in 1997. This increase is primarily attributable to a substantial increase in the amount of software engineering devoted to development of the Company's proprietary document conversion processes and controls.

      General and administrative expenses increased from approximately $1,029,000 in 1997 to approximately $1,916,000 in 1998. This increase is primarily attributable to a charge of approximately $340,000 relating to the buyout of the employment agreement for the Company's former President and COO, costs relating to the transition to new management and the new corporate headquarters office opened in April 1998 and legal and other costs and an accrual relating to the Company's request for admission into the DOD Voluntary Disclosure Program (see Item 3 - "Legal Proceedings").

      Marketing costs increased from approximately $633,000 in 1997 to approximately $1,040,000 in 1998. This increase is primarily a result of the development of government and commercial sales forces.

      Allowance for unbilled receivables was $1,600,000 in 1998 as compared to zero in 1997. The allowance in 1998 relates to certain work performed primarily during 1997 under its contract with the DOD (see "Liquidity and Capital Resources" below).

      Depreciation and amortization expense decreased from approximately $412,000 in 1997 to approximately $348,000 in 1998. This decrease is primarily attributable to an increase in fully- depreciated assets and the Company's sale of its JFS software division in November 1997.

1997 COMPARED TO 1996

      The Company reported net income applicable to common stockholders of approximately $3,379,000 in 1997, as compared to net income applicable to common stockholders of approximately $709,000 in 1996. The improvement in net income was primarily attributable to the approximately $4,472,000 gain recognized on the sale of the Company's JFS software division. Operating results from continuing operations applicable to common stock resulted in a loss for the year ended December 31, 1997, of approximately $324,000 as compared to net income of approximately $812,000 in 1996 due primarily to a decrease in revenues.

      Revenues from continuing operations were approximately $6,664,000 in 1997 as compared to approximately $10,427,000 in 1996. This decrease was primarily attributable to the discontinuation of funding for a specific project, which the Company had been performing under the DOD contract. Revenues from discontinued operations decreased by 25% to approximately $2,322,000 due to a shorter revenue period in 1997 as well as the receipt of two large nonrecurring orders in 1996.

Production costs from continuing operations decreased from approximately $6,813,000 in 1996 to approximately $4,636,000 in 1997. This decrease is primarily attributable to the corresponding reduction in revenues in 1997.

      Research and development costs decreased from approximately $205,000 in 1996 to approximately $98,000 in 1997. This decrease was primarily the result of the Company employing much of its engineering resources to improving existing production lines, as opposed to research and development relating to new business development and technologies.

      General and administrative expenses decreased from approximately $1,139,000 in 1996 to approximately $1,029,000 in 1997. This decrease is primarily a result of the Company's decreased operations.

      Depreciation and amortization expense decreased from approximately $516,000 in 1996 to approximately $412,000 in 1997 primarily due to an increase in fully depreciated equipment.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company's operations have been supplemented through bank borrowings, capital contributions, borrowings from affiliated and unaffiliated lenders, an initial public offering of the Company's Common Stock in 1989, the conversion of warrants into Common Stock and private preferred stock placements.

      The Company has performed conversion services for the DOD through contracts from the Defense Automated Printing Services Office (DAPS). A 1991 award resulted in a contract totaling $16.8 million through April 1996. A 1996 award for $14.8 million was amended and extended by $5.6 million through April 1998. In 1998, approximately $1.4 million, or 51% of the Company's revenues were attributable to work performed under DOD contracts. During 1997, the Company generated approximately $5.8 million, or 87% of operating revenues through DOD contracts. In December 1997 the DOD awarded an additional, similar contract with a term of one year for approximately $15.5 million. The terms of the contract include four additional option years so that the entire contract has a potential value of approximately $77.4 million. As of March 1, 1999, the Company had provided approximately $1.2 million of services under this contract.

      At December 31, 1998 and 1997, the Company had approximately $0.2 million and $1.5 million, respectively, of unbilled revenues. Substantially all of these unbilled revenues were related to conversion services performed under a delivery order for a customer under the Company's contract with the DOD. The Company was informed in mid-1997 that funding for certain conversion services being performed under this delivery order had been depleted. Management completed work in production on this delivery order at that time. As a result of the loss of funding for this delivery order, the Company has been unable to invoice approximately $1.6 million of conversion services, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues has been shipped to the customer and is in various stages of quality control review. There can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice the unbilled revenues. Management of the Company, based upon its past operating history and its ongoing discussions with various government personnel regarding the availability of additional funding, believes that all of such unbilled revenues represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. In the event that the Company collects any of the unbilled revenues in the future, such collections would have a favorable impact on the Company's liquidity and capital resources and results of operations in the period of collection. There are no assurances that the Company will ultimately be able to collect any of the fully reserved unbilled revenues.

      In March 1998, the General Services Administration (GSA) awarded a Federal Supply Schedule to the Company, which is effective until September 30, 2002. Federal Supply Schedules are centralized contracts established by the GSA for the use of all government agencies. There are no limitations to order size or cumulative order value under such contracts. Under the Federal Supply Schedule awarded to Docucon, any government agency can buy a wide variety of document conversion services directly from Docucon.

      In March 1994, the Company purchased the assets and assumed certain liabilities of J. Feuerstein Systems for approximately $0.2 million cash. In November 1997, the Company sold the assets of the division to Bowne & Co., Inc., for $6.5 million. A total of $800,000 was placed in an escrow account as security for certain representations and warranties made to the buyer. In accordance with the escrow agreement, approximately $400,000 of the total in escrow was released to the Company on November 25, 1998. The remaining approximately $400,000 is scheduled to be released to the Company on November 25, 1999. Management does not anticipate any material claims to be made against the representations and warranties and expects the funds will be released from escrow on or before November 25, 1999. Including the escrowed funds, net cash proceeds after expenses relating to the sale were approximately $5.7 million. Cash proceeds were used to pay down the Company's line of credit and to fund continuing operations. The Company invested excess proceeds in short-term securities.

      In October 1996, the Company obtained long-term financing to replace the then existing mortgage note for its office building. The new note bore interest at a fixed rate of 9.5%, payable monthly to a commercial bank, and was being amortized over a 20-year term with a 5-year maturity. The note was secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred in connection with this refinancing. In January 1999, the Company sold its headquarters building. In connection with the sale, the Company paid off its secured indebtedness. The Company's proceeds from the sale, net of debt repayments, approximated $800,000. The gain on the sale of the building was not significant.

      Net cash and cash equivalents at December 31, 1998 were approximately $1.1 million. Trade accounts receivable, net of allowance for doubtful accounts were approximately $373,000 at December 31, 1998 and unbilled revenues, net of allowance were $194,000. In addition, other receivables included the approximately $400,000 escrow deposit that the Company expects to receive on or before November 25, 1999. Accounts payable and accrued liabilities were approximately $1.4 million at December 31, 1998. Net working capital was approximately $1.4 million at December 31, 1998.

      The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $8.5 million, including a loss of approximately $5.1 million in 1998. For the year ended December 31, 1998, the Company had negative cash flows from operating activities of approximately $2.1 million. A significant portion of the Company's historical revenues has been earned from conversion services performed for agencies of the U.S. Government. The Company experienced significant declines in revenues from these agencies in 1998 and 1997. There can be no assurances that such revenues will be increased in the future. During the year ended December 31, 1997, the Company reported net income of approximately $3.4 million. The 1997 net income amount included a net gain on disposal of the discontinued software division of approximately $4.5 million, a loss from discontinued operations of approximately $0.8 million and a loss from continuing operations of approximately $0.3 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

      The Company has taken steps to improve its operating results including selling its software division in 1997 and focusing on the Company's document conversion business. While the current year's operating loss is significant, management believes that it has taken proper steps to significantly improve the Company's future operating results. Such steps include the sale of its San Antonio office building and repayment of substantially all of the Company's long-term debt in January 1999 and the hiring of experienced management personnel in key senior management positions in late 1998 and early 1999. Expansion of the Company's marketing efforts has been made to include a wide range of vertical markets and formal and informal partnering relationships with systems integrators, file management software developers and others. The Company's management is also seeking suitable financing for working capital, business expansion and other general corporate purposes. The Company's management believes that the Company's results from operations for 1999 will improve and will generate sufficient working capital, along with available cash, to sustain its operations throughout the year. However, there can be no assurances that the Company's efforts in the above areas will improve its operating results.

      While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise additional outside capital to consummate such transactions.

YEAR 2000 COMPLIANCE

      The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize data sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

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

OUTLOOK

      During much of 1998 and continuing into the first part of 1999, the Company has made several changes in its senior management team and has been focused on initiating a strategy that it believes will more fully capitalize on the Company's core competencies in high volume, automated document conversion services. The Company hired a new President and CEO in April 1998, and added a new Senior Vice President and Chief Financial Officer and Vice President of Technology and Operations in December 1998 and January 1999, respectively. In addition, during 1998 the Company hired a Senior Vice President of

Sales and six full-time sales professionals to focus on new business development in both the federal government and commercial markets. With its existing contracts with the Department of Defense and the General Services Administration, the Company believes it is well positioned to service the federal government customers that have historically comprised a majority of the Company's revenues. In addition, the Company believes that its newly developed commercial sales force will significantly enhance its ability to penetrate non-federal government markets.

ITEM  7.   FINANCIAL STATEMENTS.

      Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:

                                                                         PAGE

       Report of Independent Public Accountants                           F-1

       Balance Sheets as of December 31, 1998 and 1997                    F-2

       Statements of Operations for the Years Ended
       December 31, 1998 and 1997                                         F-4

       Statements of Stockholders' Equity for the
       Years Ended December 31, 1998 and 1997                             F-5

       Statements of Cash Flows for the Years Ended
       December 31, 1998 and 1997                                         F-6

       Notes to Financial Statements                                      F-7

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Docucon, Incorporated:

We have audited the accompanying balance sheets of Docucon, Incorporated, as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon, Incorporated, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses, negative cash flows from operations in 1998, a significant revenue decline and has an accumulated deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                          /S/  ARTHUR ANDERSEN LLP


San Antonio, Texas
February 3, 1999

                               DOCUCON, INCORPORATED


                                   BALANCE SHEETS


                                                                     DECEMBER 31
                           ASSETS                                1998          1997
                                                             -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents ..............................   $ 1,082,321   $ 4,597,183
  Accounts receivable, trade, net of allowance for
   doubtful accounts
   of $4,444 .............................................       373,366       956,234
  Unbilled revenues, net of allowance of $1,600,000 and $0
   at December 31, 1998 and 1997, respectively ...........       193,722     1,472,075
  Other receivables ......................................       374,379       405,336
  Prepaid expenses and other .............................       123,921        77,044
  Asset held for sale, net ...............................     1,668,467          --
                                                             -----------   -----------

                    Total current assets .................     3,816,176     7,507,872
                                                             -----------   -----------

PROPERTY AND EQUIPMENT:
  Conversion systems .....................................     4,858,930     4,589,473
  Building and improvements ..............................         9,476     1,744,499
  Land ...................................................          --         230,000
  Furniture and fixtures .................................       243,167       205,602
                                                             -----------   -----------

                    Total property and equipment .........     5,111,573     6,769,574

  Less- Accumulated depreciation and amortization ........     4,704,152     4,680,368
                                                             -----------   -----------

                    Net property and equipment ...........       407,421     2,089,206
                                                             -----------   -----------

OTHER ASSETS, net ........................................        48,896       472,490
                                                             -----------   -----------


                    Total assets .........................   $ 4,272,493   $10,069,568
                                                             ===========   ===========



     The accompanying notes are an integral part of these financial statements.

                               DOCUCON, INCORPORATED


                                   BALANCE SHEETS


                                                                     DECEMBER 31
          LIABILITIES AND STOCKHOLDERS' EQUITY                   1998            1997
                                                            ------------    ------------
CURRENT LIABILITIES:
  Accounts payable ......................................   $    218,059    $    482,076
  Accrued liabilities ...................................      1,191,351         616,615
  Taxes payable .........................................           --           191,000
  Revolving term note ...................................           --           504,000
  Deferred revenues .....................................         40,601            --
  Other current liabilities .............................         44,087            --
  Current maturities of long-term debt ..................        927,502          30,722
  Current maturities of capital lease obligations .......         29,537          15,798
                                                            ------------    ------------

                    Total current liabilities ...........      2,451,137       1,840,211
                                                            ------------    ------------

LONG-TERM DEBT ..........................................           --         1,485,079
                                                            ------------    ------------
CAPITAL LEASE OBLIGATIONS ...............................         76,141          49,547
                                                            ------------    ------------

OTHER LONG-TERM OBLIGATIONS .............................        269,476            --
                                                            ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 10,000,000 shares
  authorized-
   Series A, 60 shares authorized, 7 and 12 shares issued
     and outstanding as of
     December 31, 1998 and 1997,
     respectively .......................................              7              12
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 3,306,216 and 3,260,889 shares
   outstanding as of December 31, 1998 and 1997,
   respectively .........................................         33,062          32,609
  Additional paid-in capital ............................     10,027,337      10,069,173
  Accumulated deficit ...................................     (8,581,573)     (3,407,063)
  Treasury stock, at cost, 2,917 shares and 0 shares as
   of December 31, 1998 and 1997, respectively ..........         (3,094)           --
                                                            ------------    ------------
                    Total stockholders' equity ..........      1,475,739       6,694,731
                                                            ------------    ------------

                    Total liabilities and stockholders'
equity ..................................................   $  4,272,493    $ 10,069,568
                                                            ============    ============



     The accompanying notes are an integral part of these financial statements.

                               DOCUCON, INCORPORATED


                              STATEMENTS OF OPERATIONS


                                                                    YEAR ENDED DECEMBER 31
                                                              -----------------------------------
                                                                 1998                     1997
                                                              -----------             -----------
OPERATING REVENUES ........................................   $ 2,693,497             $ 6,664,325
                                                              -----------             -----------

COSTS AND EXPENSES:
  Production ..............................................     2,626,315               4,636,087
  Research and development ................................       280,088                  97,710
  General and administrative ..............................     1,916,489               1,029,073
  Allowance for unbilled revenues .........................     1,600,000                    --
  Marketing ...............................................     1,039,768                 632,632
  Depreciation and amortization ...........................       347,556                 412,193
                                                              -----------             -----------

                                                                7,810,216               6,807,695
                                                              ------------            -----------
OPERATING LOSS FROM CONTINUING OPERATIONS .................    (5,116,719)               (143,370)

OTHER INCOME (EXPENSE):
  Interest expense ........................................      (193,892)                207,805
  Interest income .........................................       200,037                  73,736
                                                              -----------             -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .......    (5,110,574)               (277,439)

Income tax benefit ........................................        24,880                    --
                                                              -----------             -----------
NET LOSS FROM CONTINUING OPERATIONS .......................    (5,085,694)               (277,439)

Preferred stock dividend requirements .....................       (27,462)                (46,420)
                                                              -----------             -----------

NET LOSS FROM CONTINUING OPERATIONS APPLICABLE
  TO COMMON STOCKHOLDERS ..................................    (5,113,156)               (323,859)
                                                              -----------             -----------
Loss from discontinued operations .........................          --                  (769,721)

Gain on disposal of discontinued software
  division, net of income tax expense of $191,000 .........          --                 4,472,409
                                                              -----------             -----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS .......   $(5,113,156)            $ 3,378,829
                                                              ===========             ===========


Basic and diluted loss from continuing operations per
  common share and common share equivalents ...............   $     (1.55)            $      (.10)

Basic and diluted earnings from discontinued operations per
  common share and common share equivalents ...............          --                      1.18

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ........   $     (1.55)            $      1.08
                                                              ===========             ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ......     3,300,056               3,130,371
                                                              ===========             ===========


     The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED


                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 PREFERRED STOCK                    COMMON STOCK
                                           ----------------------------    ----------------------------      ADDITIONAL
                                              NUMBER                         NUMBER OF                        PAID-IN
                                            OF SHARES         AMOUNT           SHARES          AMOUNT         CAPITAL
                                           ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 1996 .............             19    $         19       3,008,139    $     30,081    $  9,730,281
  Stock option exercises ...............           --              --            85,667             857         202,407
  Shares issued pursuant to employee
stock plans ............................           --              --            71,513             715          90,434
  Conversion of Series A preferred stock             (7)             (7)         58,333             583            (576)
  Shares issued to pay preferred stock
dividends ..............................           --              --            37,237             373            (373)
  Compensation expense .................           --              --              --              --            47,000
  Net income ...........................           --              --              --              --              --
                                           ------------    ------------    ------------    ------------    ------------

BALANCE, December 31, 1997 .............           12              12       3,260,889          32,609      10,069,173
  Stock option exercises ...............           --              --           2,500              25           5,475
  Shares issued pursuant to employee
stock plans ............................           --              --          26,809             268            (268)
  Shares issued to pay preferred stock
dividends ..............................           --              --            10,318             103            (103)
  Purchase of treasury stock ...........           --              --           (36,250)           (362)           --
  Conversion of Series A preferred stock             (5)             (5)         41,950             419         (46,940)
  Accrued dividends on preferred stock .           --              --              --              --              --
  Net loss .............................           --              --              --              --              --
                                           ------------    ------------    ------------    ------------    ------------

BALANCE, December 31, 1998 .............              7    $          7       3,306,216    $     33,062    $ 10,027,337
                                           ============    ============    ============    ============    ============

                                                                                 TOTAL
                                             ACCUMULATED      TREASURY       STOCKHOLDERS'
                                               DEFICIT          STOCK           EQUITY
                                            ------------    ------------    ------------
BALANCE, December 31, 1996 .............    $ (6,832,312)    $      --      $  2,928,069
  Stock option exercises ...............            --              --           203,264
  Shares issued pursuant to employee
stock plans ............................            --              --            91,149
  Conversion of Series A preferred stock            --              --              --
  Shares issued to pay preferred stock
dividends ..............................            --              --              --
  Compensation expense .................            --              --            47,000
  Net income ...........................       3,425,249            --         3,425,249
                                            ------------    ------------    ------------

BALANCE, December 31, 1997 .............      (3,407,063)           --         6,694,731
  Stock option exercises ...............            --              --             5,500
  Shares issued pursuant to employee
stock plans ............................            --              --              --
  Shares issued to pay preferred stock
dividends ..............................            --              --              --
  Purchase of treasury stock ...........            --           (49,620)        (49,982)
  Conversion of Series A preferred stock            --            46,526            --
  Accrued dividends on preferred stock .         (88,816)           --           (88,816)
  Net loss .............................      (5,085,694)           --        (5,085,694)
                                            ------------    ------------    ------------

BALANCE, December 31, 1998 .............    $ (8,581,573)   $     (3,094)   $  1,475,739
                                            ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED


                            STATEMENTS OF CASH FLOWS


                                                                   YEAR ENDED DECEMBER 31
                                                            -----------------------------------
                                                                 1998                    1997
                                                            -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations ...................   $(5,085,694)            $  (277,439)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities-
     Depreciation and amortization ......................       347,556                 412,193
     Allowance for unbilled revenues ....................     1,600,000                    --
     Noncash compensation accrual .......................       313,563                    --
     Changes in current assets and current liabilities-
      Decrease in net receivables and unbilled revenues .       688,057               1,246,834
      (Increase) decrease in prepaid expenses and other .       (25,351)                 92,751
      Increase (decrease) in accounts payable and accrued
        liabilities .....................................       221,904              (1,359,040)
      Increase (decrease) in taxes payable ..............      (191,000)                149,761
      Increase (decrease) in deferred revenues ..........        40,601                 (20,300)
                                                            -----------             -----------
            Net cash (used in) provided by operating
activities ..............................................    (2,090,364)                244,760
                                                            -----------             -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS ............          --                 4,369,828
                                                            -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................      (270,951)               (220,146)
                                                            -----------             -----------

            Net cash used in investing activities .......      (270,951)               (220,146)
                                                            -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances under revolving term note ....................          --                 3,395,500
  Payments on revolving term note .......................      (504,000)             (3,641,500)
  Principal payments on long-term debt ..................      (588,299)                (29,898)
  Principal payments under capital lease obligations ....       (16,766)                (13,926)
  Proceeds from employee stock purchase plan ............          --                    91,149
  Proceeds from exercise of stock options ...............         5,500                 203,264
  Purchase of treasury stock ............................       (49,982)                   --
                                                            -----------             -----------

            Net cash (used in) provided by financing
activities ..............................................    (1,153,547)                  4,589
                                                            -----------             -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....    (3,514,862)              4,399,031
                                                                                    -----------

CASH AND CASH EQUIVALENTS, beginning of year ............     4,597,183                 198,152
                                                            -----------             -----------

CASH AND CASH EQUIVALENTS, end of year ..................   $ 1,082,321             $ 4,597,183
                                                            ===========             ===========



   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS



 1. ORGANIZATION, DESCRIPTION OF THE
    COMPANY, FUTURE OPERATIONS,
    LIQUIDITY AND CAPITAL RESOURCES:

Docucon, Incorporated (the Company), a Delaware corporation, was incorporated in June 1986. The Company's primary business is the conversion of paper and microform documents to a computer accessible medium for commercial and government customers. Paper or microform documents are scanned by sophisticated computer equipment and stored and indexed on optical disks or magnetic media. Substantially all of the Company's customers are located in the U.S.

In March 1994, the Company acquired substantially all of the assets and assumed certain liabilities of J. Feuerstein Systems, Inc. (JFS), a company which provided software products to the legal market. In November 1997, the Company sold this division as disclosed in Note 12.

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $8.5 million, including a loss of approximately $5.1 million during 1998. For the year ended December 31, 1998, the Company had negative cash flows from operating activities of approximately $2.1 million. As discussed in Notes 3 and 7, a significant portion of the Company's historical revenues has been earned from conversion services performed for agencies of the U.S. Government. The Company experienced significant declines in revenues from these agencies in 1997 and 1998 and, during 1998, provided an allowance of $1.6 million on certain unbilled revenues. There can be no assurances that the Company will be able to maintain or increase the level of services that it has historically provided to various governmental agencies. During the year ended December 31, 1997, the Company reported net income of approximately $3.4 million. The 1997 net income amount included a net gain on disposal of the discontinued software division of approximately $4.5 million, a loss from discontinued operations of approximately $.8 million and a loss from continuing operations of $.3 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

The Company has taken steps to improve its operating results including selling its software division in 1997 and focusing on the Company's document conversion business. While the current year's operating loss is significant, management believes that it has taken proper steps to significantly improve the Company's future operating results. Such steps include the sale of its San Antonio office building and repayment of substantially all of the Company's long-term debt in January 1999 and the hiring of experienced management personnel in key senior management positions in late 1998 and early 1999. Expansion of the Company's

                              DOCUCON, INCORPORATED
marketing efforts has been made to include a wide range of vertical markets and formal and informal partnering relationships with systems integrators, file management software developers and others. The Company's management is also seeking suitable financing for working capital, business expansion and other general corporate purposes. The Company's management believes that the Company's results from operations for 1999 will improve and will generate sufficient working capital, along with available cash, to sustain its operations throughout the year. However, there can be no assurances that the Company's efforts in the above areas will improve its operating results.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PROPERTY AND EQUIPMENT

Property and equipment are recorded at original cost. Maintenance and repairs are charged to expense as incurred and betterments which increase the value or extend the useful life of the property are capitalized. Gains or losses on sales or other dispositions of property and equipment are credited or charged to income.

Depreciation is provided using the straight-line method over the lesser of the capital lease term or estimated useful lives of the related assets. The Company's conversion system and furniture and fixtures are currently depreciated over periods ranging from two to five years beginning in the month the property is placed in service. The Company's building was being depreciated over 40 years. In January 1999, the Company sold its building as described in Note 13.

COMMON STOCK AND PREFERRED STOCK

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per annum. Each share of preferred stock is entitled to vote 8,333 common shares. The Company has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends on its common stock in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. As of December 31, 1998, cumulative undeclared dividends on the preferred stock approximated $159,000. Subsequent to December 31, 1998, the Company paid cash of $88,816 related to cumulative dividends on preferred stock that was converted during the fourth quarter of 1998. This is reflected as a component of accrued liabilities on the accompanying balance sheet at December 31, 1998. As the remainder of these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. Common stock is subordinate to preferred stock in the event of liquidation.

TREASURY STOCK

On June 18, 1998, the Company announced the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. From June 19, 1998, through December 31, 1998, the Company acquired 36,250 treasury shares for approximately $49,982. Approximately 33,333 of such shares were reissued in connection with the conversion of Series A preferred stock.

                              DOCUCON, INCORPORATED

REVERSE STOCK SPLIT

In June 1998, the Company's stockholders approved a one-for-four reverse common stock split. Accordingly, all common stock and share information has been adjusted to reflect the reverse stock split.

REVENUE RECOGNITION

Revenues from conversion service contracts are recognized at the time services are provided and are based upon the number of documents converted and the conversion rates established in the contracts. The Company maintains an estimated reserve for returns and reconversions based upon an historical analysis. Such amounts have not been significant.

Statements of Cash Flows-
SUPPLEMENTAL DISCLOSURES

The Company considers funds invested in highly liquid investments having original maturities of 90 days or less to be cash equivalents.

The following relates to cash interest and income taxes paid by the Company for the periods indicated:

                                                        YEAR ENDED
                                                        DECEMBER 31
                                                     -------------------
                                                       1998       1997
                                                     --------   --------

        Cash paid during the year for interest ...   $168,892   $220,599
                                                     ========   ========

        Cash paid during the year for income taxes   $157,622   $ 62,478
                                                     ========   ========

During the years ended December 31, 1998 and 1997, the Company had noncash investing and financing activities consisting of new capital lease obligations entered into of $57,099 and $16,240, respectively.

POST RETIREMENT AND POST EMPLOYMENT BENEFITS

The Company does not provide post retirement or post employment benefits to its employees.

SELF-INSURANCE RISK

The Company self insures under its medical coverage for employees and dependents based upon monthly attachment limits which are calculated based upon the number of participants and monthly participant charges. The Company accrues for known claims and an estimate of claims incurred but not reported up to the maximum anticipated costs to the Company. The Company believes that such accruals are adequate.

During 1998 and 1997, the Company recognized approximately $180,000 and $400,000, respectively, in self-insurance expense under the attachment limits. The Company's insurer will pay cumulative claims above the attachment limit up to $1 million lifetime per covered individual. The Company does not believe that claims reported and claims incurred but not reported will exceed the amounts to be covered by the insurer.

                              DOCUCON, INCORPORATED

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the presentation of Primary Earnings Per Share
(EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss from continuing operations for the years ended December 31, 1998 and 1997, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. The average market price per share of the Company's common stock for the years ended December 31, 1998 and 1997, was $2.01 and $3.66, respectively. Note 9 provides a detail of options and warrants outstanding and their corresponding exercise prices. If the Company would have had income from continuing operations for the years ended December 31, 1998 and 1997, the denominator (weighted average number of common shares and common share equivalents outstanding) in the Diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of option or warrant for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price. The following shows the weighted average number of common shares outstanding used to compute Basic and Diluted EPS:

                                                              YEAR ENDED
                                                              DECEMBER 31
                                                         ---------------------
                                                            1998        1997
                                                         ---------   ---------

        Weighted average number of common shares
          outstanding for Basic and Diluted EPS......    3,300,056   3,130,371
                                                         =========   =========
RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to the 1998 presentation.

 3. UNBILLED REVENUES:

The majority of the Company's unbilled revenues at December 31, 1998 and 1997, relate to conversion services performed for agencies of the U.S. Government. The Company's ability to invoice these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was informed by a U.S. Government customer in mid-1997 that funding for certain conversion services being performed had been depleted. Management completed

                              DOCUCON, INCORPORATED
work that had been placed in production at that time. As a result, the Company has been unable to invoice approximately $1.6 million of conversion services that were performed prior to 1998. A significant portion of the conversion products associated with the $1.6 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. There can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice the unbilled revenues. Management of the Company, based upon its past operating history and its ongoing discussions with various government personnel regarding the availability of additional funding, believes that all of such unbilled revenues totaling approximately $1.6 million represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. In the event that the Company collects any of the unbilled revenues in the future, such collections would have a favorable impact on the Company's results of operations in the period of collection. There are no assurances that the Company will ultimately be able to collect any of the fully reserved unbilled revenues.

 4. REVOLVING TERM NOTE:

In connection with the refinancing of the note payable discussed in Note 6, the Company also obtained a $750,000 revolving term note (the Revolver) which was originally scheduled to mature on October 31, 1997. During 1997, the maturity date was extended to May 31, 1998. At December 31, 1997, $504,000 was outstanding under the Revolver. The Revolver bore interest at the bank's Base Rate (as defined) plus .75 percent (9.25 percent at December 31, 1997). Interest was payable monthly and the Revolver was secured by the same collateral as the note payable. During 1998, the Company repaid the entire balance outstanding under the Revolver and voluntarily terminated the Revolver.

 5. COMMITMENTS AND CONTINGENCIES:

Certain office equipment and office space is leased under various noncancelable operating leases with lease terms ranging from one to five years. Rent expense under all cancelable and noncancelable operating leases was approximately $59,000 and $175,000 for the years ended December 31, 1998 and 1997, respectively. Future minimum lease payments for all noncancelable operating leases, including the $27,000 monthly operating leaseback described in Note 13, net of noncancelable subleases, as of December 31, 1998, are as follows:

                       Year ending December 31-
                         1999                      $299,534
                         2000                        38,987
                         2001                         2,093
                         2002                         2,093
                         2003                         1,570
                                                   --------

             Total future minimum lease payments   $344,277
                                                   ========
In April 1998, the Company appointed a new president and chief executive officer. The Company and the employee have entered into a seven-year employment agreement providing for base compensation of $200,000 per year. The employment agreement is terminable by either party with 30 days' notice. In the event the employee were to be terminated by the Company without cause, the Company would be required to make a severance payment of $300,000.

      In December 1998, the Company appointed a new senior vice president and chief financial officer. The Company and the employee have entered into a three-year employment agreement providing for base compensation of $140,000 per year. The employment agreement is terminable by either party with 30 days' notice. In the event the employee were to be terminated by the Company without cause, the employee's compensation would continue to be paid for a period of one year from the effective date of termination.

      In January 1999, the Company appointed a new vice president, operations and technology. The Company have entered into a three-year employment agreement providing for base compensation of $130,000 per year. The employment agreement is terminable by either party with 30 days' notice. In the event the employee were to be terminated by the Company without cause, the employee's compensation would continue to be paid for a period of one year from the effective date of termination.

                              DOCUCON, INCORPORATED

In September 1998, the Company granted early retirement to a member of senior management and terminated the related employment agreement. The employee will be retained as a consultant to the Company for a period of two years following his September 1998 retirement at the rate of $2,500 per month. For the same two-year period during the employee's consultancy, he will receive retirement pay at the rate of $5,500 per month. For a 10-year period following the employee's consultancy, he will receive retirement pay at the rate of $2,500 per month. The consulting payments will be expensed as the services are provided. The present value of the post-retirement payments, discounted at 5 percent, resulted in noncash compensation expense of $341,333 during the year ended December 31, 1998. The present value of the post-retirement obligation is recorded as other long-term obligations on the accompanying balance sheet, with the current portion of $44,087 included as other current liabilities.

On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Department of Defense is currently performing its initial review of the Company's request to determine if the Company satisfies the requirements for inclusion into the Voluntary Disclosure Program. The Company has no reason to believe that it will not be accepted into the Program.

      The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that brought to light a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, that may be perceived by the government as a technical violation of DOD billing procedures. The Company's internal review is ongoing, but based on its investigation to date, the Company believes that the DOD sustained no actual damages as a result of the matter disclosed by the Company. However, the Company expects to incur significant legal and other out-of-pocket costs in connection with presenting the results of its internal review and assisting the government in its investigation, adjudication and resolution of this matter. At December 31, 1998, the Company has established a reserve for estimated legal costs and other expenses which it believes is adequate for the resolution of this matter.

 6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

In connection with the purchase of its headquarters building, the Company issued a four-year, 8 percent, $1.5 million promissory note originally due in December 1996. Additionally, the Company issued 225,000 warrants, which expire in December 1999, to purchase an equivalent number of shares of common stock at an exercise price of $8.00 per share. In October 1996, the Company refinanced the $1.5 million note. The new note was payable to a commercial bank, bore interest at a fixed rate of 9.5 percent per annum and required monthly principal and interest payments of $14,448 with the remaining balance maturing in October 2001. The note payable was secured by the Company's building, other fixed assets, accounts receivable and inventory. Debt issuance costs of approximately $68,000 incurred in October 1996 related to this refinancing were capitalized and were being amortized over the five-year term. Subsequent to December 31, 1998, this note was paid in its entirety with proceeds from the sale of the building as discussed below.

                              DOCUCON, INCORPORATED

During 1998, the Company decided to sell its headquarters building. In November 1998, the Company entered into a contract to sell the building for an amount in excess of its net book value. Accordingly, the carrying value of the land, building and associated improvements have been classified as a current asset held for sale at December 31, 1998. In January 1999, the Company sold its headquarters building and paid off the related secured indebtedness. See Note 13 for additional information related to this sale.

Equipment held under capital leases and related obligations at December 31, 1998, are as follows:

Office equipment requiring monthly principal and
  interest payments of $2,310, interest at 9.5 percent
  to 14.56 percent and maturing April 2001 to October
  2003 ...........................................................      $ 94,710

Telecommunications equipment requiring monthly principal
  and interest payments of $977, interest at 9.3 percent
  and maturing July 2001 .........................................        30,292
                                                                        --------
Total capital lease payments .....................................       125,002

Less- Amounts representing interest ..............................        19,324
                                                                        --------
Capital lease obligations ........................................      $105,678
                                                                        ========
Maturities of capital lease obligations as of December 31, 1998, are as follows:

                        Year ending December 31-
                         1999                             $29,537
                         2000                              32,834
                         2001                              27,674
                         2002                               8,530
                         2003                               7,103
                                                          -------

                                    Total                $105,678
                                                          =======

 7. MAJOR CUSTOMER:

The Company has historically earned a significant portion of its total revenues from conversion services performed for the Department of Defense (DOD). The Company had revenues of approximately $2.1 million and $5.8 million during the years ended December 31, 1998 and 1997, respectively, from services provided to the DOD. The Company had trade receivables of approximately $.3 million and $.6 million from DOD at December 31, 1998 and 1997, respectively.

 8. PREFERRED STOCK:

In 1990, the Company issued 46 shares of 11 percent Series A preferred stock at $25,000 per share. Each share of preferred stock is convertible into 8,333 shares of common stock. Through December 31, 1998, 39 shares of preferred stock have been converted. Additionally, 92,154 shares of common stock have been issued in lieu of accumulated dividends on the preferred stock which was converted. As of December 31, 1998, cumulative undeclared dividends on the outstanding preferred stock approximated $159,000.

                              DOCUCON, INCORPORATED

 9. STOCK OPTIONS:

The Company adopted the 1988 Stock Option Plan (the 1988 Plan) which allows for the granting of stock options at the current market value of the common stock at the date of the grant to key employees. In August 1997, the Company's shareholders authorized a 75,000 share increase in the number of shares of common stock reserved for issuance pursuant to the 1988 Plan. As a result, an aggregate of 415,000 shares of common stock has been reserved for issuance pursuant to the 1988 Plan.
The 1988 Plan terminated on October 31, 1998.

The 1991 Director Non-Statutory Stock Option Plan (the Director Plan) provides for the granting of options at the common stock's current market value to members of the board of directors of the Company who are not employees of the Company. In June 1998, the Company's shareholders authorized an 85,000 share increase in the number of shares of common stock reserved for issuance under the Director Plan. As a result, the Director Plan authorizes the granting of options to purchase up to 210,000 shares of the Company's common stock. The stock options granted under the 1988 Plan and the Director Plan are exercisable pursuant to the individual agreements between the Company and the grantee and range from a six-month to a three-year vesting period. All options granted under these plans must be exercised within 10 years from the date of grant and expire within three months after termination of employment or service as a director.

On April 1, 1998, the Company approved the 1998 Employee Stock Option Plan (the 1998 Employee Plan), covering 187,500 shares of common stock. Unless terminated earlier by the board of directors, the 1998 Plan will terminate on March 31, 2008. The purpose of the plan is to supplement and replace the Company's 1988 Stock Option Plan (the 1988 Plan) which terminated on October 31, 1998. The 1998 Employee Plan provides for the grant to key employees of the Company of incentive stock options (ISOs) intended to qualify under Section 422(b) of the Internal Revenue Code and nonqualified stock options (NQSO).

Under the 1998 Employee Plan, which is administered by the Stock Option Committee of the board of directors, key employees may be granted options to purchase shares of the Company's common stock at 100 percent of fair market value on the date of grant (or 110 percent of fair market value in the case of an ISO granted to a 10 percent stockholder/grantee). The 1998 Employee Plan expires on March 31, 2008. Options granted under the 1998 Employee Plan must be exercised within 10 years from the date of grant, vest at varying times, as determined by the Stock Option Committee, are nontransferable except by will or pursuant to the laws of descent and distribution and expire within three months after termination of employment, unless such termination is by reason of death or disability or for cause. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth on the option. Such payment must be made in cash or through delivery of shares of common stock or a combination of cash and common stock, all as determined by the Stock Option Committee. The Stock Option Committee may determine other terms applicable to particular options. The aggregate fair market value (determined at the time each ISO is granted) of the shares of common stock with respect to which ISOs issued to any one person under the 1998 Employee Plan are exercisable for the first time during any calendar year may not exceed $100,000.

                              DOCUCON, INCORPORATED

The 1998 Employee Plan may be amended at any time by a vote of the board of directors. However, no amendment made without approval of the stockholders of the Company may increase the total number of shares which may be issued under options granted pursuant to the 1998 Employee Plan, reduce the maximum exercise price or extend the latest date upon which options may be granted or change the class of employees eligible to receive the options.

In 1998, the Company approved the 1998 Executive Non-Statutory Plan (the 1998 NQSO Plan), covering 375,000 shares of common stock. Unless terminated earlier by the board of directors, the 1998 NQSO Plan will terminate on March 31, 2008. The 1998 NQSO Plan provides for the grant to executives of the Company nonqualified stock options (NQSO) through the added incentive of performance-based compensation and stock ownership. The purpose of the plan is to stimulate the efforts of executive management to increase shareholder wealth by the performance of specific goals designed to increase shareholder wealth in the form of an increased market price of the Company's stock.

Under the 1998 NQSO Plan, identified executives may be granted long-term options to purchase shares of the Company's common stock at a price specified on the date of the grant subject to certain acceleration rights upon attainment of specific goals. The 1998 NQSO Plan is administered by the Stock Option Committee. The 1988 NQSO Plan expires on March 31, 2008. Options granted under the 1998 NQSO Plan will expire 10 years from the date of grant, vest at varying times, as determined by the NQSO Committee, are nontransferable except by will or pursuant to the laws of descent and distribution. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth on the option. Such payment must be made in cash or through delivery of shares of common stock or a combination of cash and common stock, all as determined by the NQSO Committee. The NQSO Committee may determine other terms applicable to particular options. The 1998 NQSO Plan may be amended at any time by a vote of the board of directors.

In April 1998, the Company's board of directors granted options to certain members of the Company's senior management to purchase 125,000 shares of the Company's common stock at an exercise price of $4 per share under the 1998 NQSO Plan. Additionally, in April 1998, the Company appointed a new president and chief executive officer. The Company's board of directors granted this employee options to purchase 225,000 shares of the Company's common stock at an exercise price of $4 per share under a time accelerated restricted stock award. In December 1998, the exercise price on these options was reset to $1 per share. The time accelerated restricted stock award options become exercisable in March 2005. Exercisability of the time accelerated restricted stock award options is accelerated, in 20,000 share increments, for each $2 per share incremental increase in the quoted market price per share of the Company's common stock above $4 per share.

                              DOCUCON, INCORPORATED

A summary of activity in the Company's stock option plans is set forth below:

                                         WEIGHTED
                                         AVERAGE
                                         EXERCISE                                            MARKET PRICE
                                          PRICE               OPTION PRICE                 AT DATE OF GRANT
                          SHARES        PER SHARE        PER SHARE       TOTAL          PER SHARE        TOTAL
                       -----------    -------------   -------------   -----------    -------------   -----------
Outstanding,
  December 31, 1996        366,188    $        2.52   $1.64 - $4.88   $   916,447    $1.64 - $9.76   $ 1,429,553
                       ===========                                    ===========                    ===========

Exercisable,
  December 31, 1996        296,068             2.36     1.64 - 4.88       702,410      1.64 - 9.76     1,187,191
                       ===========                                    ===========                    ===========

Granted ............        73,363             3.13     2.64 - 5.52       229,341      2.64 - 5.52       229,341

Exercised ..........       (85,667)            2.43     2.12 - 4.12      (208,264)     2.24 - 5.76      (289,954)

Terminated .........       (80,106)            2.93     1.64 - 5.52      (234,953)     1.64 - 5.52      (269,437)
                       -----------                                    -----------                    -----------

Outstanding,
  December 31, 1997        273,778             2.57     2.12 - 5.52   $   702,571      1.64 - 9.76   $ 1,099,503
                       ===========                                    ===========                    ===========

Exercisable,
   December 31, 1997       230,157             2.46     2.12 - 5.52   $   565,547      1.64 - 9.76   $   933,045
                       ===========                                    ===========                    ===========

Granted ............       875,501             2.45      .88 - 4.12     2,147,024       .88 - 4.00     1,697,102

Exercised ..........        (2,500)            2.24     2.24 - 2.24        (5,600)     2.24 - 2.24        (5,600)

Terminated .........      (329,638)            3.80     2.12 - 4.88    (1,252,540)     2.12 - 4.88    (1,609,052)
                       -----------                                    -----------                    -----------

Outstanding,
  December 31, 1998        817,141             1.95      .88 - 5.52   $ 1,591,455       .88 - 9.76   $ 1,181,953
                       ===========                                    ===========                    ===========

Exercisable,
  December 31, 1998        238,213             2.49     2.00 - 5.52   $   593,150      1.64 - 9.76   $   977,481
                       ===========                                    ===========                    ===========


The weighted average remaining contractual life of options outstanding at December 31, 1998, is approximately seven years. In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting

                              DOCUCON, INCORPORATED
prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting prescribed by APB 25, as the Company has, must make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method recommended by SFAS No. 123 had been applied. The following provides pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting under SFAS No. 123 had been applied.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) applicable to common stockholders and basic and diluted earnings (loss) per share would have been changed to the following pro forma amounts:

                                                      1998            1997
                                                -------------    -------------
Net Income (Loss)
  Applicable to Common
  Stockholders ............  As Reported        $  (5,113,156)   $   3,378,829
                             Pro Forma          $  (5,389,493)   $   3,262,818

Basic and Diluted Earnings
  (Loss) Per Share ........  As Reported        $       (1.55)   $        1.08
                             Pro Forma          $       (1.63)   $        1.04


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair values per share of options granted during 1998 and 1997 were $1.51 and $2.40, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rates of 6.0 percent and 6.0 percent, expected dividend yields of 0 percent and 0 percent, expected lives of 5 years and 5 years and expected volatility of 110 percent and 125 percent.

Included as a component of pro forma expense for 1998 and 1997 is compensation expense of approximately $3,318 and $17,000, respectively, related to the 1993 Employee Stock Purchase Plan described in Note 10.

In addition to the above stock option agreements, the Company has warrants outstanding with certain lenders and other parties. As of December 31, 1998, the total number of shares issuable under these warrants was 240,000. Warrants to purchase 225,000 shares of common stock at $8.00 per share expire in December 1999 and warrants to purchase 15,000 shares of common stock at $5.00 per share expire in June 2001.

10. EMPLOYEE BENEFIT PLANS:

Effective January 1, 1994, the Company adopted the 1993 Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, eligible employees may elect to have up to 10 percent of their base pay (as defined) deducted and utilized to purchase common stock of the Company in annual or semiannual offerings. In August 1997 and June 1998, the Company's shareholders authorized an increase in the number of shares of common stock reserved for issuance pursuant to the Stock Purchase Plan by 50,000 shares and 100,000 shares, respectively. The Company has reserved 350,000 shares of common stock for issuance

                              DOCUCON, INCORPORATED
pursuant to the Stock Purchase Plan. In January 1999 and 1998, the Company issued 24,398 and 26,809 shares of common stock at purchase prices of $.77 and $3.40 per share, respectively. The annual purchase price is 85 percent of the lesser of the closing price of the Company's common stock at the beginning or end of each calendar year. The purchase prices represent 85 percent of the closing price on December 31, 1998, and December 30, 1997, respectively. The Stock Purchase Plan is administered by the Compensation Committee of the board of directors. In June 1998, the Company's shareholders amended the Stock Purchase Plan's termination date from December 31, 1998, to December 31, 2001. At December 31, 1998, 184,390 shares remain available for issuance.


The Company also maintains a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code. Under this plan, employees meeting certain eligibility requirements may contribute up to 15 percent of their eligible compensation to the plan on a pretax basis. In addition, the Company may make voluntary matching contributions to the plan. At December 31, 1998 and 1997, respectively, the Company had accrued approximately $23,000 and $56,000 as its matching contributions to the plan.

11. INCOME TAXES:

The Company follows SFAS No. 109, "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for deferred income tax assets and liabilities that arise as a result of differences between the reported amounts of assets and liabilities for financial reporting and income tax purposes.

As of December 31, 1998, the Company had net operating loss carryforwards of approximately $6.2 million for federal income tax purposes which are available to reduce future taxable income and will expire in 2005 through 2018 if not utilized.

Income tax expense (benefit) is included in the financial statements as follows:

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                         -----------------------
                                                            1998           1997
                                                         --------       --------
Continuing operations .............................      $(24,880)      $   --
Discontinued operations ...........................          --          191,000
                                                         --------       --------
       Total income tax expense (benefit) .........      $(24,880)      $191,000
                                                         ========       ========
The components of income tax expense (benefit) are as follows:

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                         -----------------------
                                                            1998           1997
                                                         --------       --------

Federal ...........................................      $(24,880)      $ 61,000
State .............................................          --          130,000
                                                         --------       --------

       Total income tax expense (benefit) .........      $(24,880)      $191,000
                                                         ========       ========

                              DOCUCON, INCORPORATED

Total income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income
(loss) from continuing operations before income taxes. The reasons for these differences are as follows:

                                                             YEAR ENDED
                                                             DECEMBER 31
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------

Expected federal income tax expense (benefit) ....   $(1,725,000)   $   (94,000)
Other ............................................       (24,880)          --
Tax loss carryforwards generated (utilized) ......     1,725,000         94,000
                                                     -----------    -----------
           Total income tax expense (benefit)
            from continuing operations ...........   $   (24,880)   $      --
                                                     ===========    ===========

The tax effect of significant temporary differences representing income tax assets (liabilities) is as follows:

                                                            DECEMBER 31
                                                   -----------------------------
                                                      1998               1997
                                                   ----------         ----------

Deferred income tax assets (liabilities)-
Tax loss carryforwards ...................         $2,110,000         $  885,000
Tax credit carryforwards .................             81,000             81,000
Depreciation .............................             94,000            135,000
Accruals .................................            555,000             41,000
Other ....................................             14,000             20,000
                                                   ----------         ----------

                                                   $2,854,000         $1,162,000
                                                   ==========         ==========
A valuation reserve of $2,854,000 and $1,162,000 as of December 31, 1998 and 1997, respectively, representing the total of net deferred tax assets has been recognized by the Company as it cannot determine that it is more likely than not that all of the deferred tax assets will be realized.

12. DISCONTINUED OPERATIONS:

In November 1997, the Company sold its software division to a third party for $6.5 million, resulting in a pretax gain of approximately $4.7 million. As a result of the sale, the division has been accounted for as a discontinued operation and, accordingly, the Company has restated its financial statements for all periods presented in accordance with APB No. 30. The following table provides certain information related to the discontinued operation for the year ended December 31, 1997:

                Revenues                                   $2,322,221
                                                           ==========
                Loss from discontinued operations          $(769,721)
                                                           ==========
                Gain on disposal of discontinued
                  software division, net of income
                  tax expense of $191,000                  $4,472,409
                                                           ==========

                              DOCUCON, INCORPORATED

Under the provisions of the Asset Purchase Agreement (Agreement) between the Company and the purchaser (Purchaser) of the software division, the Company sold all of the assets related to this division with the exception of certain office furniture and equipment and the Purchaser agreed to assume all of the liabilities of the division with the exception of trade payables, accrued liabilities and tax liabilities of the Company associated with the operations and disposition of the division. Under the terms of the Agreement, the Purchaser paid $800,000 of the purchase price into an escrow fund for purposes of securing payment for any liability of the Company to the Purchaser under the Agreement, including the Purchaser's right to indemnification for uncollectible purchased receivables. The funds in the escrow account, net of any liabilities of the Company to the Purchaser under the Agreement, were paid to the Company in the amount of $400,000 in November 1998 and the remaining $400,000 is to be released to the Company in November 1999. Management of the Company believes that the remainder held in escrow at December 31, 1998, will be paid to the Company and, accordingly, such amount is reflected as a component of other current receivables on the accompanying balance sheet at December 31, 1998. The Company continued to fund the payroll for the employees of the software division from the date of purchase through December 31, 1997, on behalf of the Purchaser. Such amount is reflected as a component of accounts receivable at December 31, 1997, and was reimbursed by the Purchaser subsequent to December 31, 1997. In connection with the sale of the software division, certain terms of stock options to purchase Company common stock held by employees of the division were modified resulting in compensation expense of $47,000 which has been reflected as a reduction of the gain on disposal of the discontinued software division.

13. SUBSEQUENT EVENTS:

In January 1999, the Company sold its headquarters building. In connection with the sale, the Company paid off its secured indebtedness. The Company's net cash proceeds from the sale, net of debt repayments, approximated $800,000. The Company has entered into a noncancelable operating leaseback of the building through October 1999 at a rate of approximately $27,000 per month, before a cancelable month-to-month sublease arrangement of approximately $15,000 per month. The Company intends to locate replacement facilities and believes that suitable facilities will be available. The gain on the sale of the building, which was not significant, was deferred and is being recognized over the term of the operating leaseback.

14. QUARTERLY RESULTS OF OPERATIONS
    (UNAUDITED):

The results of operations by quarter for the years ended December 31, 1998 and 1997, were as follows:

                           MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31      TOTAL
                         -----------   -----------   ------------   ------------   -----------
1998

Operating revenues ...   $   612,996   $   869,982   $   591,786    $   618,733    $ 2,693,497
                         ===========   ===========   ===========    ===========    ===========

Net loss .............   $  (614,491)  $  (455,214)  $(1,993,217)   $(2,022,772)   $(5,085,694)
                         ===========   ===========   ===========    ===========    ===========

Basic and diluted loss
  per common share ...   $     (0.19)  $     (0.14)   $     (0.60)   $     (0.61)
                         ===========   ===========    ===========    ===========

                              DOCUCON, INCORPORATED

                              MARCH 31             JUNE 30      SEPTEMBER 30      DECEMBER 31         TOTAL
                           -------------       -------------    -------------    -------------    -----------
1997

Operating revenues .....   $   2,489,648       $   2,096,083    $   1,317,352    $     761,242    $ 6,664,325
                           =============       =============    =============    =============    ===========

Net income (loss) from
  continuing operations    $      98,093       $     277,797    $    (135,587)   $    (517,742)   $  (277,439)
Net income (loss) from
  discontinued
  operations ...........        (142,193)           (215,698)        (281,983)       4,342,562      3,702,688
                           -------------       -------------    -------------    -------------    -----------

Net income (loss) ......   $     (44,100)      $      62,099    $    (417,570)   $   3,824,820    $ 3,425,249
                           =============       =============    =============    =============    ===========

Basic income (loss) per
  common share-
   Continuing operations   $         .03       $         .09    $        (.05)   $        (.16)
   Discontinued
operations .............            (.05)               (.07)            (.09)            1.34
                           -------------       -------------    -------------    -------------

Basic income (loss) per
  common share .........   $        (.02)      $         .02    $        (.14)   $        1.18
                           =============       =============    =============    =============

Diluted income (loss)
  per common share-
   Continuing operations   $         .03       $         .08    $        (.05)   $        (.16)
   Discontinued
operations .............            (.04)               (.06)            (.09)            1.34
                           -------------       -------------    -------------    -------------

Diluted income (loss)
  per common share .....   $        (.01)      $         .02    $        (.14)   $        1.18
                           =============       =============    =============    =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      The Company has had no disagreements with its independent accountants within the twenty-four months prior to December 31, 1998 or subsequent to that date.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS, EXECUTIVE OFFICERS AND KEY TECHNICAL PERSONNEL

      The following table sets forth certain information with respect to the Company's Directors, executive officers and key technical personnel:


         NAME                AGE                  POSITION
        ------              -----                -----------
   Edward P. Gistaro         63         Chairman of the Board of Directors

   Douglas P. Gill           50         President, Chief Executive Officer, and
                                        Director

   Warren D. Barratt         39         Senior Vice President, Chief
                                        Financial Officer and Treasurer

   Michael C. Mooney         60         Senior Vice President - Sales

   Michael Nunley            54         Vice President - Operations and
                                        Technology

   Ralph Brown               65         Secretary and Director

   Al R. Ireton              64         Director

   Chauncey E. Schmidt       66         Director

   Robert W. Schwartz        54         Director


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

      Douglas P. Gill was elected President and Chief Executive Officer on April 1, 1998. Mr. Gill was a general partner of Foster Management Company, a venture capital firm, from 1994 until 1998. From 1984 to 1994 Mr. Gill served as First Vice President of Janney Montgomery Scott, Inc., a regional investment banking and brokerage firm, and in various management capacities at Scott Paper Company from 1977 to 1984. Mr. Gill also served as a senior auditor at Arthur Andersen & Co. (now LLP) from 1972 to 1975.

      Warren D. Barratt was named Senior Vice President and Chief Financial Officer in December 1998 and was subsequently appointed Treasurer in March 1999. Mr. Barratt was Senior Vice President and Chief Financial Officer for U.S. Physicians, Inc., a physician practice management company, from 1996 to 1998. From 1994 to 1996, Mr. Barratt was Chief Financial Officer for The Pet Practice, Inc., a veterinary services company. Mr. Barratt was a Senior Manager with Price Waterhouse LLP from 1992 to 1994.

      Michael C. Mooney was named Senior Vice President, Federal Programs in July 1998. Prior to joining Docucon, Mr. Mooney served Litton-PRC as Vice President, General Manager for Business Development for Outsourcing Systems and Services and as a manager for PRC Logistics Systems. Mr. Mooney was Senior Vice President of Sales and Marketing for Raxco Software from 1989 to 1990 and from 1977 to 1989 held various senior sales positions at Boeing Computer Services, Computer Sciences Corporation, VM Software and Legent Corporation. Prior to his career in the private sector, Mr. Mooney served in the U.S. Marine Corps from 1961-1967

      Michael Nunley was named Vice President Operations and Technology in January 1999. From 1985 to 1998 Mr. Nunley served in various positions with Lockheed Martin Corporation, most recently as Program Manager for Citibank Projects. Prior to joining Lockheed Martin, Mr. Nunley spent twenty years with the U.S. Air Force in various roles including the development and testing of automated communications systems and maintaining long radar systems.

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

      Robert W. Schwartz was elected to the Board of Directors of the Company in April 1998. Mr. Schwartz founded the Schwartz Heslin Group, Inc. ("SHG"), an investment banking firm, in 1985. As Managing Director of SHG, Mr. Schwartz specializes in corporate planning, finance and development. From 1980 to 1985, he was founder, President and Chief Executive Officer of Winsource, Inc., a high tech firm which packaged and marketed integrated telephone and computer systems. Mr. Schwartz served as President, Chief Operating Officer and Director of Coradian Corporation and as Vice President and Chief Financial Officer of Garden Way Manufacturing Corporation from 1975 to 1980 and 1970 to 1975, respectively. SHG has been retained by the Company to provide investment and financial advice.


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

      Prior to joining the company, Mr. Barratt served as Senior Vice President and Chief Financial Officer of U.S. Physicians, Inc. In October 1998, U.S. Physicians, Inc. filed a bankruptcy case under Chapter 11 of the U.S. Code(the Bankruptcy Code) and such case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code.

COMPLIANCE WITH SECTION 16(A) OF THE
   SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Boston Stock Exchange. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1998 through March 1, 1999, all officers, Directors and greater-than-10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them.

ITEM 10.   EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION -- GENERAL

      The following table sets forth compensation paid or awarded to the Chief Executive Officer for all services rendered to the Company in 1998, 1997 and 1996. No other executive officer of the Company had compensation that exceeded $100,000 in 1998.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                     ------------------------------------------   -----------------------------     ALL
                                                BONUS/ANNUAL       OTHER           SECURITIES       LONG-TERM      OTHER
NAME AND PRINCIPAL                               INCENTIVE         ANNUAL          UNDERLYING        INCENTIVE     COMPEN-
POSITION(1)                 YEAR      SALARY      AWARD(2)     COMPENSATION(3)     OPTIONS(4)         PAYOUTS     SATION(5)
------------------         ------    ---------  -------------  ----------------   -------------     -----------  -----------
Douglas P. Gill             1998     $149,020     $50,000          $ ---             275,000          $ ---          $20
 President and Chief
 Executive Officer


(1) Edward P. Gistaro resigned as Chief Executive Officer on April 1, 1998 and is currently Chairman of the Board. Allan H. Hobgood resigned as Vice-Chairman and Chief Operating Officer in September 1998 and Lori A. Turner resigned as Vice President and Chief Financial Officer in December 1998.

(2) Mr. Gill is eligible to receive an annual bonus under his employment contract of up to 50% of his annual base salary, to be awarded at the discretion of the Board of Directors. For 1998, Mr. Gill was entitled to a bonus of 25% of his base salary which was accrued at December 31, 1998 but had not been paid as of March 31, 1999.

(3) Aggregate perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported above.

(4) In April 1998, Mr. Gill was awarded options to purchase 225,000 shares of the Company's common stock at an exercise price of $4.00 per share. In December 1998, the exercise price of these options was reset to $1.00 per share.

(5) Consists of premiums paid under the Company's group term life insurance program.


STOCK OPTION GRANTS IN 1998

                                                   INDIVIDUAL GRANTS
                          ----------------------------------------------------------------
                              NUMBER OF         % OF TOTAL
                             SECURITIES       OPTIONS GRANTED     EXERCISE
                             UNDERLYING        TO EMPLOYEES        PRICE       EXPIRATION
   NAME                   OPTIONS GRANTED     IN FISCAL YEAR      PER SHARE       DATE
  ------                  ---------------    -----------------   -----------   -----------
Douglas P. Gill.......         50,000               5.7%            $2.76       04/01/08
Douglas P. Gill.......        225,000(1)           25.7%             1.00       04/01/05


(1) In April 1998, Mr. Gill was awarded options to purchase 225,000 shares of the Company's common stock at an exercise price of $4.00 per share under the Company's 1998 Non-Statutory Stock Option Plan. These options become exercisable in March 2005. Exercisability of the options is accelerated in 20,000 share increments for each $2.00 per share incremental increase in the quoted market price per share of the Company's common stock above $4.00 per share. In December 1998, the exercise price of these options was reset to $1.00 per share.

STOCK OPTION EXERCISES IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998

                                                                                          VALUE OF UNEXERCISED
                         SHARES                     NUMBER OF UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                        ACQUIRED                       AT DECEMBER 31, 1998               AT DECEMBER 31, 1998
                           ON          VALUE     -----------------------------------------------------------------
     NAME               EXERCISE     REALIZED    EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------
Douglas P. Gill......      --         $ ---        16,667           258,333            $ ---             $ ---



TEN-YEAR OPTION REPRICINGS


                                       SECURITIES                                                             LENGTH OF
                                       UNDERLYING      MARKET PRICE     EXERCISE PRICE                     ORIGINAL OPTION
                                        NUMBER OF      OF STOCK AT       OF STOCK AT                        TERM REMAINING
                                        OPTIONS          TIME OF           TIME OF         NEW EXERCISE       AT DATE OF
      NAME                 DATE         REPRICED        REPRICING         REPRICING           PRICE           REPRICING
    --------             --------    --------------   ---------------   ---------------    -------------   -----------------
Douglas P. Gill.....     12/15/98        225,000           $1.00             $4.00             $1.00       6 years, 5 months


EMPLOYMENT AGREEMENTS

      The Company entered into an employment agreement with Mr. Douglas P. Gill on April 1, 1998, which carries a seven-year term. Pursuant to the terms of the agreement, Mr. Gill is to be paid $200,000 per annum, an auto allowance, and an annual performance bonus to be determined by the Board of Directors.

      The Company entered into employment agreements with Messrs. Warren D. Barratt and Michael Nunley in December 1998 and January 1999, respectively. Each of the agreements carries a three-year term and provides for a base salary and an annual performance bonus to be determined by the board of directors.

      Each of the agreements for Messrs. Gill, Barratt and Nunley are terminable upon 30 days prior written notice by either the Company or the employee, or by the Company "for cause" at any time. Further, each agreement requires that the employee keep Company matters confidential, restricts the employee from being directly or indirectly involved with any entity in a business competitive with that of the Company for specified periods of time following the termination of the agreement, and provides for a severance payment to the employee in the event he is terminated by the Company without cause.

STOCK OPTIONS

1988 STOCK OPTION PLAN

      The Company has a 1988 Stock Option Plan, currently covering an aggregate of 415,000 shares of Common Stock. The 1988 Stock Option Plan provides for the grant to officers, Directors and key employees of the Company of incentive stock options ("ISOs") intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options ("NQSOs"). The 1988 Stock Option Plan was approved by the stockholders of the Company on November 15, 1988. Amendments to the 1988 Stock Option Plan increasing the number of shares covered thereby were approved by the stockholders of the Company on April 21, 1989, May 14, 1991 May 7, 1992, and August 12, 1997. As of March 1, 1999, under the 1988 Stock Option Plan there were outstanding options to purchase 246,066 shares of the Company's Common Stock at prices ranging from $1.00 to $5.52 per share.

      Under the 1988 Stock Option Plan, which is administered by the Stock Option Committee of the Board of Directors, key employees may be granted options to purchase shares of the Company's Common Stock at 100% of fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). The 1988 Stock Option Plan expired on October 31, 1998. Options granted under the 1988 Stock Option Plan must be exercised within ten years from the date of grant, vest at varying times, as determined by the Stock Option Committee, are nontransferable except by will or pursuant to the laws of descent and distribution, and are protected against dilution. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth in the option. Such payment must be made in cash or through delivery of shares of Common Stock or a combination of cash and Common Stock, all as determined by the Stock Option Committee. The Stock Option Committee may determine other terms applicable to particular options. No one person may receive ISO options for which the aggregate fair market value (determined at the time each ISO is granted) of options exercisable for the first time during any calendar year exceeds $100,000.

1991 DIRECTOR NON-STATUTORY STOCK OPTION PLAN

      The Company also has a 1991 Director Non-Statutory Stock Option Plan (the "1991 Director Plan"), currently covering an aggregate of 210,000 shares of Common Stock. The 1991 Director Plan was approved by the stockholders of the Company on May 7, 1992 and provides for the grant of NQSOs to non-employee Directors of the Company. An amendment to increase the number of shares offered and reserved for the 1991 Director Plan was approved by the stockholders of the Company on June 9, 1998. As of March 1, 1999, there were outstanding under the 1991 Director Non-Statutory Stock Option Plan options to purchase 96,250 shares of the Company's Common Stock at prices ranging from $2.00 to $5.52 per share.

      Under the 1991 Director Plan, which is administered by the Board of Directors, non-employee Directors are granted options to purchase 10,000 shares of the Company's Common Stock upon their initial election as Directors and 7,500 shares on the second anniversary date of such election at the then-current market price of such shares. One-third of the initial grant shall vest on each anniversary of the date of grant, and one-third of the second grant shall vest every six months after the date of grant. The 1991 Director Plan expires on February 10, 2001. Under an amendment to the 1991 Director Plan adopted by the Board of Directors in June 1998, each eligible Director will receive an additional annual grant of options covering 6,250 shares of Common Stock, commencing with the fiscal year of the Company immediately following the fiscal year in which all shares of Common Stock covered by the initial grant and the second grant described above are fully vested, and such annual grant will continue each fiscal year thereafter until options covering all shares reserved for issuance under the 1991 Director Plan have been granted. Options granted under the 1991 Director Plan must be exercised within ten years from the date of grant, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months after termination of service as a Director of the Company, unless such termination is by reason of death or disability or for cause. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth in the option. Such payment must be made in cash or through delivery of shares of Common Stock or a combination of cash and Common Stock. The 1991 Director Plan may be amended at any time by vote of the Board of Directors.

      During 1998, Messrs. Ralph Brown, Al Ireton, and Chauncey Schmidt, all Directors of the Company, were granted options covering 6,250 shares each of Common Stock at an exercise price of $2.00 per share. Messrs. Edward Gistaro and Robert Schwartz, both Directors of the Company, were each granted options covering 10,000 shares of Common Stock at an exercise price of $2.76 and $2.00, respectively. The exercise price per share of each such option was not less than the closing bid price of the Common Stock reported on The NASDAQ Stock Market on the date of the grant.


1998 EMPLOYEE STOCK OPTION PLAN

          On April 1, 1998, the Company approved the 1998 Employee Stock Option Plan (the 1998 Employee Plan), covering 187,500 shares of common stock. Unless terminated earlier by the board of directors, the 1998 Plan will terminate on March 31, 2008. The purpose of the plan is to supplement and replace the Company's 1988 Stock Option Plan (the 1988 Plan) which terminated on October 31, 1998. The 1998 Employee Plan provides for the grant to key employees of the Company of incentive stock options (ISOs) intended to qualify under Section 422(b) of the Internal Revenue Code and nonqualified stock options (NQSOs).

      Under the 1998 Employee Plan, which is administered by the Stock Option Committee of the board of directors, key employees may be granted options to purchase shares of the Company's common stock at 100 percent of fair market value on the date of grant (or 110 percent of fair market value in the case of an ISO granted to a 10 percent stockholder/grantee). Options granted under the 1998 Employee Plan must be exercised within 10 years from the date of grant, vest at varying time, as determined by the Stock Option Committee, are nontransferable except by will or pursuant to the laws of descent and distribution and expire within three months after termination of employment, unless such termination is by reason of death or disability or for cause. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth on the option. Such payment must be made in cash or through delivery of shares of common stock or a combination of cash and common stock, all as determined by the Stock Option Committee. The Stock Option Committee may determine other terms applicable to particular options. The aggregate fair market value (determined at the time each ISO is granted) of the shares of common stock with respect to which ISOs issued to any one person under the 1998 Employee Plan are exercisable for the first time during any calendar year may not exceed $100,000.

          The 1998 Employee Plan may be amended at any time by a vote of the board of directors. However, no amendment made without approval of the stockholders of the Company may increase the total number of shares which may be issued under options granted pursuant to the 1998 Employee Plan, reduce the maximum exercise price or extend the latest date upon which options may be granted or change the class of employees eligible to receive the options.

1998 EXECUTIVE NON-STATUTORY PLAN

      In 1998, the Company approved the 1998 Executive Non-Statutory Plan (the 1998 NQSO Plan), covering 375,000 shares of common stock. Unless terminated earlier by the board of directors, the 1998 NQSO Plan will terminate on March 31, 2008. The 1998 NQSO Plan provides executives of the Company the added incentive of performance-based compensation and stock ownership through the grant of nonqualified stock options. The purpose of the plan is to stimulate the efforts of executive management to increase shareholder wealth by the performance of specific goals designed to increase shareholder wealth in the form of an increased market price of the Company's stock.

      Under the 1998 NQSO Plan, identified executives may be granted long-term options to purchase shares of the Company's common stock at a price specified on the date of the grant subject to certain acceleration rights upon attainment of specific goals. The 1998 NQSO Plan is administered by the Stock Option Committee. Options granted under the 1998 NQSO Plan will expire 10 years from the date of grant, vest at varying times, as determined by the NQSO Committee, are nontransferable except by will or pursuant to the laws of descent and distribution. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth on the option. Such payment must be made in cash or through delivery of shares of common stock or a combination of cash and common stock, all as determined by the NQSO Committee. The NQSO Committee may determine other terms applicable to particular options. The 1998 NQSO Plan may be amended at any time by a vote of the board of directors.


EMPLOYEE STOCK PURCHASE PLAN

      The Company's 1993 Employee Stock Purchase Plan (the "Purchase Plan") was approved by the stockholders at the 1994 Annual Meeting of Stockholders and amended on August 12, 1997 and June 9, 1998. Under the Purchase Plan, eligible employees may elect to have up to 10% of their Base Pay (as defined) deducted and utilized for the purchase of Common Stock of the Company in annual or semiannual offerings to be made by the Company to eligible employees. The Company has reserved 350,000 shares of Common Stock for issuance pursuant to the Stock Purchase Plan. The Company's stockholders approved an increase of an additional 100,000 shares and an extension of the Purchase Plan until December 31, 2001 in June 1998. The Company issued 24,398, 26,809, and 71,512 shares in January 1999, 1998 and 1997 pursuant to this Plan at purchase prices of $.77, $3.40 and $1.28 per share, which represents 85% of the closing price on December 31, 1998, December 30,1997, and January 2, 1996, respectively. At March 1, 1999, 184,390 shares remain available for ISSUANCE.

      Under the Purchase Plan, the Company will make available in each year from January 1, 1994 through December 31, 2001 up to 50,000 shares of Common Stock. Such shares will be offered to participating employees in annual or semiannual offerings. Participating employees will be deemed to have been granted options to purchase Common Stock in each offering in an amount equal to the amount of their respective payroll deductions divided by 85% of the market value of the Common Stock of the Company on the applicable Offering Commencement Date. The option price shall be the lesser of 85% of the closing price of the Common Stock on the Offering Commencement Date (or the next preceding trading day) or 85% of the closing price of Common Stock on the Offering Termination Date (or the next preceding trading day). Unless a participating employee terminates participation as provided in the Stock Purchase Plan, such employee shall be deemed to have exercised such option on the Offering Termination Date and shall be issued a corresponding number of shares of Common Stock.

      The Purchase Plan is administered by the Compensation Committee of the Board of Directors and will expire on December 31, 2001, unless sooner terminated or amended by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1999, by all persons known to the Company to own beneficially more than 5% of the Company's Common Stock.

                           NAME AND                AMOUNT AND
                          ADDRESS OF                NATURE OF           PERCENT
TITLE OF CLASS         BENEFICIAL OWNERS      BENEFICIAL OWNERSHIP     OF CLASS
--------------------------------------------------------------------------------
Common Stock,        Demuth, Folger & Terhune      225,000 (1)           6.26
par value $.01       One Exchange Plaza
per share            55 Broadway
                     New York, New York 10006

                     Edward P. Gistaro             195,385 (2)           5.79
                     565 E. Swedesford Rd.
                     Suite 209
                     Wayne, PA 19087

----------------------
(1) Consists of 225,000 shares of Common Stock underlying a Warrant to Purchase Common Stock exercisable at an exercise price of $8.00 per share. The percentage of ownership is calculated based on 3,594,393 shares outstanding.

(2) Includes 3,333 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,372,726 shares outstanding.


      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1999 (a) by each of the Company's directors, (b) by the Company's Chief Executive Officer (there were no other executive officers whose 1998 compensation exceeded $100,000), and (c) by all Directors and executive officers as a group.

                       NAME AND                 AMOUNT AND
                      ADDRESS OF                 NATURE OF             PERCENT
TITLE OF CLASS   BENEFICIAL OWNER (1)    BENEFICIAL OWNERSHIP (2)   OF CLASS (3)
--------------------------------------------------------------------------------
Common Stock,      Edward P. Gistaro            195,385   (4)             5.79
par value $.01     Douglas P. Gill               34,634   (5)             1.02
per share          Ralph Brown                   75,150   (6)             2.22
                   Al R. Ireton                  23,125   (7)             0.68
                   Chauncey E. Schmidt           60,625   (7)             1.79
                   Robert W. Schwartz             ---                     0.00
                   All Directors and
                     Executive Officers
                     as a Group (9
                     persons including
                     the above)                 388,919   (8)            11.20

--------------------
(1) The address for all persons named is 565 E. Swedesford Road, Suite 209, Wayne, Pennsylvania 19087.

(2) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(3) Unless otherwise indicated below, the percentage of ownership is based upon 3,369,393 shares of Common Stock outstanding, which includes 61,838 shares of Common Stock into which outstanding shares of Preferred Stock are convertible and which the holders of the Preferred Stock are entitled to vote.

(4) Includes 3,333 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,372,726 shares outstanding.

(5) Includes 33,334 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,402,727 shares outstanding.

(6) Includes 20,625 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,390,018 shares outstanding.

(7) Includes 23,125 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,392,518 shares outstanding.

(8) Includes 103,542 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,472,935 shares outstanding.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In December 1996 the Company's former chief executive officer loaned the Company $100,000 for a period of 5 days. In January 1997 the former chief executive officer loaned the Company up to $420,000 over a period of 20 days. The loans were unsecured and bore interest at 9.5% and were paid in full in December 1996 and February 1997. In September and October 1997, the chief executive officer loaned the Company $45,000 and $150,000. The loan balances were applied to the amount due from the officer when he exercised employee stock options in October 1997. Interest at 9.5% was paid for 11 and 3 days respectively on the unsecured loans, and the balance after the stock option exercise was repaid to the officer. Since January 1, 1996, no officer, executive officer, or affiliate of the Company has entered into any other direct or indirect material transactions, or series of transactions, or had any direct or indirect material interest in any proposed transaction, or series of transactions, to which the Company is to be a party where the amount involved exceeds $60,000.

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

  10.13 Asset Sale and Purchase agreement, November 26, 1997, between Docucon, Incorporated and Bowne of Dallas, Inc., and Bowne Litigation Solutions, L.P., filed as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 is herein incorporated by reference.

  10.14 Employment Agreement, January 5, 1998, between Docucon, Incorporated and Lori Turner, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 is herein incorporated by reference.

  10.15 Employment Agreement, April 1, 1998, between Docucon, Incorporated and Douglas P. Gill, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 is herein incorporated by reference.

  10.16 Employment Agreement, December 20, 1998, between Docucon, Incorporated and Warren D. Barratt.

  10.7 Employment Agreement, January 4, 1999, between Docucon, Incorporated and Michael Nunley.

  11           Computation of Earnings (Loss) Per Share.

  23           Consent of Arthur Andersen LLP

  27           Financial Data Schedule


(b) Reports on Form 8-K.

      none

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


                                    Date:   March 31, 1999

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       CAPACITY                    DATE
        ----------                      ----------                  ------

       DOUGLAS P. GILL          President, Chief Executive      March 31, 1999
     /S/ Douglas P. Gill           Officer and Director
                               (Principal Executive Officer)


      WARREN D. BARRATT            Senior Vice President        March 31, 1999
    /S/ Warren D. Barratt   Chief Financial Officer and Treasurer
                               (Principal Financial Officer)

      EDWARD P. GISTARO     Chairman of the Board of Directors  March 31, 1999
    /S/ Edward P. Gistaro

         RALPH BROWN                     Director               March 31, 1999
       /S/ Ralph Brown

        AL R. IRETON                     Director               March 31, 1999
      /S/ Al R. Ireton

     CHAUNCEY E. SCHMIDT                 Director               March 31, 1999
   /S/ Chauncey E. Schmidt

      ROBERT W. SCWARTZ                  Director               March 31, 1999
   /S/ Robert W. Schwartz