Form 10KSB40/A
period 1998-12-31
DOCUCON INCORPORATED
filed 1999-04-26
CIK 843006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A

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

      The Company has performed conversion services since 1987 under four major contracts awarded by the DOD. A $14.8 million contract was awarded by the DOD in early 1996 and subsequently increased by $5.6 million and extended through February 1998. The Company provided approximately $14.7 million of services under this contract, which expired in February 1998. In December 1997 the DOD awarded an additional, similar contract with a term of one year for approximately $15.5 million. The terms of the contract includes four additional option years so that the entire contract has a potential value of approximately $77.4 million. As of March 1, 1999, the Company had provided approximately $1.2 million of services under this contract. In 1998, 1997, and 1996 approximately 78%, 87%, and 85%, respectively, of the Company's operating revenues were derived from services provided under DOD contracts.

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

      On March 10, 1999, the Company received notice that it was subject to delisting on the NASDAQ SmallCap Market System because the Company's average closing bid price per share had not exceeded $1.00 during the prior thirty-day period. The notice provides that the Company's shares are subject to delisting ninety days after receipt of the notice, unless the Company's Common Stock per share bid price is $1.00 or greater for ten consecutive trading days within the ninety day period. In addition, the Company may be subject to delisting due to a failure to meet the NASDAQ's minimum tangible net assets requirement for continued listing.


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

      Under the 1988 Stock Option Plan, which is administered by the Stock Option Committee of the Board of Directors, key employees may be granted options to purchase shares of the Company's Common Stock at 100% of fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). The 1988 Stock Option Plan expired on October 31, 1998. Options granted under the 1988 Stock Option Plan must be exercised within ten years from the date of grant, vest at varying times, as determined by the Stock Option Committee, are nontransferable except by will or pursuant to the laws of descent and distribution, and are protected against dilution. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth in the option. Such payment must be made in cash or through delivery of shares of Common Stock or a combination of cash and Common Stock, all as determined by the Stock Option Committee. The Stock Option Committee may determine other terms applicable to particular options. No one person may receive ISOs for which the aggregate fair market value (determined at the time each ISO is granted) of options exercisable for the first time during any calendar year exceeds $100,000.

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

1998 EXECUTIVE NON-STATUTORY PLAN

      In 1998, the Company approved the 1998 Executive Non-Statutory Plan (the 1998 NQSO Plan), covering 375,000 shares of common stock. Unless terminated earlier by the board of directors, the 1998 NQSO Plan will terminate on March 31, 2008. The 1998 NQSO Plan provides executives of the Company the added incentive of performance-based compensation and stock ownership through the grant of nonqualified stock options. The purpose of the plan is to incentivise executive management to achieve specified goals which are intended to be aligned with the objectives of increasing the market price of the Company's Common Stock and enhancing shareholder wealth.

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


EMPLOYEE STOCK PURCHASE PLAN

      The Company's 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan") was approved by the stockholders at the 1994 Annual Meeting of Stockholders and amended on August 12, 1997 and June 9, 1998. Under the Stock Purchase Plan, eligible employees may elect to have up to 10% of their Base Pay (as defined) deducted and utilized for the purchase of Common Stock of the Company in annual or semiannual offerings to be made by the Company to eligible employees. The Company has reserved 350,000 shares of Common Stock for issuance pursuant to the Stock Purchase Plan. The Company's stockholders approved an increase of an additional 100,000 shares and an extension of the Stock Purchase Plan until December 31, 2001 in June 1998. The Company issued 24,398, 26,809, and 71,512 shares in January 1999, 1998 and 1997 pursuant to this plan at purchase prices of $.77, $3.40 and $1.28 per share, which represents 85% of the closing price on December 31, 1998, December 30,1997, and January 2, 1996, respectively. At March 1, 1999, 184,390 shares remain available for ISSUANCE.

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


                                    Date:   April 26, 1999

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       CAPACITY                    DATE
        ----------                      ----------                  ------

       DOUGLAS P. GILL          President, Chief Executive      April 26, 1999
     /S/ Douglas P. Gill           Officer and Director
                               (Principal Executive Officer)


      WARREN D. BARRATT            Senior Vice President        April 26, 1999
    /S/ Warren D. Barratt   Chief Financial Officer and Treasurer
                               (Principal Financial Officer)

      EDWARD P. GISTARO     Chairman of the Board of Directors  April 26, 1999
    /S/ Edward P. Gistaro

         RALPH BROWN                     Director               April 26, 1999
       /S/ Ralph Brown

        AL R. IRETON                     Director               April 26, 1999
      /S/ Al R. Ireton

     CHAUNCEY E. SCHMIDT                 Director               April 26, 1999
   /S/ Chauncey E. Schmidt

      ROBERT W. SCWARTZ                  Director               April 26, 1999
   /S/ Robert W. Schwartz