Form 10QSB
period 1999-03-31
DOCUCON INCORPORATED
filed 1999-05-17
CIK 843006

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB


                                     (Mark One)
                   [X] Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

         For the Quarterly Period Ended      MARCH 31, 1999
                                       --------------------------

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


                            565 East Swedesford Road
                                    Suite 209
                            Wayne, Pennsylvania 19087
                    (Address of principal executive offices)

                                 (610) 995-9500
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 1999 3,304,214

                               DOCUCON, INCORPORATED


                                       INDEX



                                                                           PAGE

PART I.         FINANCIAL INFORMATION (UNAUDITED)

Item 1:         Balance Sheets - March 31, 1999, and December 31, 1998       3

                Statements of Operations - For the Three Months Ended
                 March 31, 1999 and 1998                                     5

                Statements of Cash Flows - For the Three Months
                 Ended March 31, 1999 and 1998                               6

                Notes to Financial Statements                                7

Item 2:         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        11


PART II.        OTHER INFORMATION                                           15


SIGNATURES                                                                  16

                               DOCUCON, INCORPORATED

                                   BALANCE SHEETS

                                                        March 31,
                                                          1999        December 31,
                         ASSETS                       (Unaudited)        1998
                                                      ------------    ------------
CURRENT ASSETS:
  Cash and temporary cash investments .............   $    756,858    $  1,082,321
  Accounts receivable-trade, net of allowance for
   doubtful accounts
   of $8,887 and $4,444, respectively .............        377,364         373,366
  Unbilled revenues, net of allowance of $1,600,000        404,336         193,722
  Other receivables ...............................        376,887         374,379
  Prepaid expenses and other ......................        115,475         123,921
  Asset held for sale .............................           --         1,668,467
                                                      ------------    ------------
                 Total current assets .............      2,030,920       3,816,176
                                                      ------------    ------------
PROPERTY AND EQUIPMENT:
  Conversion systems ..............................      4,989,205       4,858,930
  Building and improvements .......................          9,476           9,476
  Furniture and fixtures ..........................        244,890         243,167
                                                      ------------    ------------
                 Total property and equipment .....      5,243,571       5,111,573

  Less- Accumulated depreciation ..................     (4,771,342)     (4,704,152)
                                                      ------------    ------------
                 Net property and equipment .......        472,229         407,421
                                                      ------------    ------------
OTHER, net ........................................         60,042          48,896
                                                      ------------    ------------
                 Total assets .....................   $  2,563,191    $  4,272,493
                                                      ============    ============

     The accompanying notes are an integral part of these financial statements.

                               DOCUCON, INCORPORATED

                                                           March 31,
                                                             1999        December 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY           (Unaudited)         1998
                                                         ------------    ------------
CURRENT LIABILITIES:
  Accounts payable ...................................   $    572,390    $    218,059
  Accrued liabilities ................................      1,107,364       1,191,351
  Deferred revenues ..................................         54,056          40,601
  Other current liabilities ..........................        103,127          44,087
  Current maturities of long-term debt ...............           --           927,502
  Current maturities of capital lease obligations ....         42,959          29,537
                                                         ------------    ------------
            Total current liabilities ................      1,879,896       2,451,137
                                                         ------------    ------------
CAPITAL LEASE OBLIGATIONS ............................         96,440          76,141
                                                         ------------    ------------
OTHER LONG-TERM OBLIGATIONS ..........................        257,453         269,476
                                                         ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 10,000,000
shares authorized-
   Series A, 60 shares authorized, 7 shares issued
     and outstanding as of March 31, 1999, and
     December 31, 1998 ...............................              7               7
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 3,304,214 and 3,306,216 shares
   outstanding as of March 31, 1999, and
   December 31, 1998, respectively ...................         33,042          33,062
  Additional paid-in capital .........................     10,021,950      10,027,337
  Accumulated deficit ................................     (9,720,516)     (8,581,573)
  Treasury stock, at cost, 4,919 shares and 2,917
   shares as of March 31, 1999, and December 31,
   1998, respectively ................................         (5,081)         (3,094)
                                                         ------------    ------------
            Total stockholders' equity ...............        329,402       1,475,739
                                                         ------------    ------------
            Total liabilities and stockholders' equity   $  2,563,191    $  4,272,493
                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                               DOCUCON, INCORPORATED

                              STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                                                  Three Months
                                                                  Ended March 31
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
OPERATING REVENUES ......................................   $   851,079    $   612,996
                                                            -----------    -----------
COSTS AND EXPENSES:
  Production ............................................       966,077        684,336
  Research and development ..............................        63,379         67,751
  General and administrative ............................       515,399        294,438
  Marketing .............................................       421,952        117,223
  Depreciation and amortization .........................        68,035         88,575
                                                            -----------    -----------
                                                              2,034,842      1,252,323
                                                            -----------    -----------

OPERATING LOSS ..........................................    (1,183,763)      (639,327)

OTHER INCOME (EXPENSE):
  Interest income .......................................        21,887         64,025
  Interest expense ......................................        (7,561)       (36,716)
  Other, net ............................................        30,494         (2,473)
                                                            -----------    -----------

LOSS BEFORE INCOME TAXES ................................    (1,138,943)      (614,491)

  Income tax expense ....................................          --             --
                                                            -----------    -----------

NET LOSS ................................................    (1,138,943)      (614,491)

  Preferred stock dividend requirements .................         4,813          8,250
                                                            -----------    -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ..............   $(1,143,756)   $  (622,741)
                                                            ===========    ===========
BASIC AND DILUTED LOSS PER COMMON SHARE .................   $      (.35)   $      (.19)
                                                            ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING ...............................     3,303,546      3,288,122
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               DOCUCON, INCORPORATED

                              STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                              Three Months
                                                                              Ended March 31
                                                                        --------------------------
                                                                           1999           1998
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................................   $(1,138,943)   $  (614,491)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
     Depreciation and amortization ..................................        68,035         88,575
     Gain on sale of assets .........................................       (24,487)          --
     Changes in current assets and current liabilities-
      (Increase) decrease in receivables and unbilled revenues ......      (217,120)       464,500
      Increase in prepaid expenses and other ........................       (44,575)       (22,304)
      Increase (decrease) in accounts payable and accrued liabilities       365,823       (406,694)
      Decrease in taxes payable .....................................          --          (66,000)
      Increase in deferred revenues .................................        13,455           --
      Increase in other current liabilities .........................        10,406           --
                                                                        -----------    -----------

            Net cash provided by (used in) operating activities .....      (967,406)      (556,414)
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................................       (87,922)       (33,375)
  Proceeds from sale of building ....................................     1,782,609           --
                                                                        -----------    -----------

            Net cash used in investing activities ...................     1,694,687        (33,375)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under line of credit .....................................          --         (504,000)
  Principal payments under capital lease obligations ................       (10,634)        (3,090)
  Net proceeds from exercise of stock options .......................          --            5,603
  Principal payments on long-term debt ..............................      (927,502)        (7,902)
  Payment of preferred stock dividends ..............................       (88,816)          --
  Purchase of treasury stock ........................................       (25,792)          --
                                                                        -----------    -----------
            Net cash used in financing activities ...................    (1,052,744)      (509,389)
                                                                        -----------    -----------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS .................      (325,463)    (1,099,178)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period ............     1,082,321      4,597,183
                                                                        -----------    -----------
CASH AND TEMPORARY CASH INVESTMENTS, end of period ..................   $   756,858    $ 3,498,005
                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Noncash investing and financing activities-
   Capital lease obligations incurred ...............................   $    44,355    $      --
                                                                        ===========    ===========
   Treasury stock issued for Employee Stock Purchase Plan ...........   $    23,805    $      --
                                                                        ===========    ===========
  Cash paid during the period for-
   Interest .........................................................   $    16,306    $    37,487
                                                                        ===========    ===========
   Income taxes .....................................................   $      --      $    64,225
                                                                        ===========    ===========

     The accompanying notes are an integral part of these financial statements.

                               DOCUCON, INCORPORATED

                           NOTES TO FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE 1

The financial statements included herein have been prepared by Docucon, Incorporated (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

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

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $9.6 million, including a loss of approximately $5.1 million during 1998. For the quarter ended March 31, 1999, the Company had negative cash flows from operating activities of approximately $967,000 and incurred a net loss for the same period of approximately $1.1 million. A significant portion of the Company's historical revenues has been earned from conversion services performed for agencies of the U.S. Government. The Company experienced significant declines in revenues from these agencies in 1997 and 1998, and, during 1998, provided an allowance of $1.6 million on certain unbilled revenues. There can be no assurances that the Company will be able to maintain or increase the level of services that it has historically provided to various governmental agencies. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

While the recent operating losses are significant, management believes that it has taken proper steps to significantly improve the Company's future operating results. Such steps include the sale of its San Antonio office building and repayment of substantially all of the Company's long-term debt in January 1999 and the hiring of experienced management personnel in key senior management positions in late 1998 and early 1999. Expansion of the Company's marketing efforts has been made to include a wide range of vertical markets and

                               DOCUCON, INCORPORATED
formal and informal partnering relationships with systems integrators, document management software developers and others. The Company's management is also seeking suitable financing for working capital, business expansion and other general corporate purposes. The Company's management believes that the Company's results from operations for 1999 are improving and will generate sufficient working capital, along with available cash and anticipated additional capital, to sustain its operations throughout the year. However, there can be no assurances that the Company's efforts in the above areas will continue to improve its operating results.

NOTE 2

Unbilled revenues-

The allowance for unbilled revenues at March 31, 1999, and December 31, 1998, relates to conversion services performed for agencies of the U.S. Government. The Company's ability to collect these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was informed by a U.S. Government customer in mid-1997 that funding for certain conversion services being performed had been depleted. Management completed work for this customer that had been placed in production at that time. As a result, the Company has been unable to collect approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues have been shipped to the customer and is in various stages of quality control review. There can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to collect the unbilled revenues. Management of the Company, based upon its past operating history and its ongoing discussions with various government personnel regarding the availability of additional funding, believes that all of such unbilled revenues totaling approximately $1.6 million represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. In the event that the Company collects any of the unbilled revenues in the future, such collections would have a favorable impact on the Company's liquidity and capital resources and results of operations in the period of collection. There are no assurances that the Company will ultimately be able to collect any of the fully reserved unbilled revenues.

On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Department of Defense Inspector General's preliminary review of the Company's disclosure is complete and has resulted in favorable consideration of its request for admission into the Voluntary Disclosure Program. The disclosure will be formally admitted upon execution by all parties of the Inspector General's Voluntary Disclosure Agreement.

                               DOCUCON, INCORPORATED

The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, that may be perceived by the government as a technical violation of DOD billing procedures. The Company's internal review is ongoing, but based on its investigation to date, the Company believes that the DOD sustained no actual damages as a result of the matter disclosed by the Company. However, the Company expects to incur legal and other out-of-pocket costs in connection with presenting the results of its internal review and assisting the government in its investigation, adjudication and resolution of this matter. The Company has established a reserve for estimated legal costs and other expenses which it believes is adequate for the resolution of this matter.

NOTE 3

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per annum. Each share of preferred stock is entitled to vote 8,333 common shares. The Company has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends on its common stock in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. As of March 31, 1999, cumulative undeclared dividends on the preferred stock approximated $164,000. In January 1999, the Company paid cash of $88,816 related to cumulative dividends on preferred stock that was converted during the fourth quarter of 1998. As the remainder of these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. Common stock is subordinate to preferred stock in the event of liquidation.

Treasury stock-

On June 18, 1998, the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. As of March 31, 1999, the Company had acquired 62,650 treasury shares for approximately $76,000. Approximately 33,333 of such shares were reissued during 1998 in connection with the conversion of Series A preferred stock, and approximately 24,398 shares were reissued under the Company's Employee Stock Purchase Plan in January 1999.

Reverse stock split-

In June 1998, the Company's board of directors approved a one-for-four reverse common stock split. Accordingly, all common stock and share information has been adjusted to reflect the reverse stock split.

NOTE 4

Asset held for sale-

During 1998, the Company decided to sell its operations building in San Antonio, Texas. In November 1998, the Company entered into a contract to sell the building for an amount in excess of its net book value. Accordingly, the carrying value of the land, building and associated improvements have been classified as a current asset held for sale at December 31, 1998.

                               DOCUCON, INCORPORATED

In January 1999, the Company sold its operations building. In connection with the sale, the Company paid off its secured indebtedness. The Company's net cash proceeds from the sale, net of debt repayments, approximated $800,000. The Company has entered into a noncancelable operating leaseback of the building through October 1999 at a rate of approximately $27,000 per month, before a cancelable month-to-month sublease arrangement of approximately $15,000 per month. The Company has located replacement facilities. The gain on the sale of the building, which was not significant, has been deferred as a component of other current liabilities on the accompanying balance sheet and is being recognized over the term of the operating leaseback.

NOTE 5

Earnings (loss) per share-

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," outlines methods for computing and presenting earnings per share. The following table provides a reconciliation of the denominator (weighted average number of common shares and common share equivalents outstanding) used to compute Basic and Diluted EPS and the number of common share equivalents relating to preferred stock that have been excluded as a result of antidilution:

                                                             Three Months
                                                            Ended March 31
                                                      --------------------------
                                                         1999            1998
                                                      ---------        ---------
Weighted average number of
  common shares outstanding
  for Basic EPS ..............................        3,303,546        3,288,122

Weighted average incremental
  shares outstanding upon
  assumed conversion of
  dilutive options and warrants ..............             --               --

Weighted average incremental
  shares outstanding upon
  assumed conversion of
  dilutive preferred shares ..................             --               --

Weighted average number of
  common shares and common
  share equivalents
  outstanding for Diluted EPS ................        3,303,546        3,288,122
                                                      =========        =========

Potential common shares from
  assumed conversion of
  preferred shares excluded as
  a result of antidilution ...................           58,338           99,999
                                                      =========        =========

As the Company had losses for the three months ended March 31, 1999 and 1998, options and warrants have been excluded as they are antidilutive in loss periods.

                               DOCUCON, INCORPORATED

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter ended March 31, 1999, resulted in a net loss applicable to common stockholders of approximately $1,144,000 compared to a net loss applicable to common stockholders of approximately $623,000 for the same quarter in 1998.

Revenues were approximately $851,000 for the quarter ended March 31, 1999, as compared to approximately $613,000 for the same quarter in 1998. This increase is primarily attributable to new contracts obtained during the first quarter which resulted in a significant increase in production beginning in March 1999.

Production costs increased to approximately $966,000 for the quarter ended March 31, 1999, as compared to approximately $684,000 for the 1998 period due primarily to the increased revenue levels.

Research and development costs of approximately $63,000 for the quarter ended March 31, 1999, were comparable to approximately $68,000 of such costs in the same period in 1998.

General and administrative expenses increased to approximately $515,000 for the quarter ended March 31, 1999, as compared to approximately $294,000 for the same period in 1998. The increase is primarily due to expenses associated with the transition to new senior management and new corporate headquarters office opened in April 1998.

Marketing expenses increased to approximately $422,000 for the quarter ended March 31, 1999, as compared to approximately $117,000 for the same period in 1998. This increase is due to extensive new marketing efforts focused on new business development in both the federal and commercial markets and an increase in sales commissions attributable to higher revenue levels.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been supplemented through bank borrowings, capital contributions, borrowings from affiliated and unaffiliated lenders, an initial public offering of the Company's Common Stock in 1989, the conversion of warrants into Common Stock and private preferred stock placements.

The Company has historically performed a significant percentage of their conversion services for the Department of Defense (DOD) primarily through contracts from the Defense Automated Printing Services Office (DAPS). In December 1997, the DOD awarded a contract with a term of one year for approximately $15.5 million of potential value. The terms of the contract include four additional option years so that the entire contract has a potential value of approximately $77.4 million. As of March 31, 1999, the Company had provided approximately $1.5 million of services under this contract. The nature of this contract is such that it establishes the Company as an approved vendor for projects from DAPS. Since the contract in and of itself does not represent billable production, the Company must still engage in marketing to realize benefits under the contract.

                               DOCUCON, INCORPORATED

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has an allowance for unbilled receivables at March 31, 1999, of approximately $1.6 million. The Company was informed in mid-1997 that funding for certain conversion services being performed under this delivery order had been depleted. Management completed work in production on this delivery order at that time. As a result of the loss of funding for this delivery order, the Company has been unable to collect approximately $1.6 million of conversion services, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues has been shipped to the customer and is in various stages of quality control review. There can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to collect the unbilled revenues. Management of the Company, based upon its past operating history and its ongoing discussions with various government personnel regarding the availability of additional funding, believes that all of such unbilled revenues represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. In the event that the Company collects any of the unbilled revenues in the future, such collections would have a favorable impact on the Company's liquidity and capital resources and results of operations in the period of collection. There are no assurances that the Company will ultimately be able to collect any of the fully reserved unbilled revenues.

In March 1998, the General Services Administration (GSA) awarded a Federal Supply Schedule to the Company, which is effective until September 30, 2002. Federal Supply Schedules are centralized contracts established by the GSA for the use of all government agencies. There are no limitations to order size or cumulative order value under such contracts. Under the Federal Supply Schedule awarded to Docucon, any government agency can buy a wide variety of document conversion services directly from Docucon. The nature of this contract is such that it establishes the Company as an approved vendor for substantially all federal government agencies. Since the contract in and of itself does not represent billable production, the Company must still engage in marketing to realize benefits under the contract.

In March 1994, the Company purchased the assets and assumed certain liabilities of J. Feuerstein Systems for approximately $0.2 million cash. In November 1997, the Company sold the assets of the division to Bowne & Co., Inc., for approximately $6.5 million. A total of $800,000 was placed in an escrow account as security for certain representations and warranties made to the buyer. In accordance with the escrow agreement, approximately $400,000 of the total in escrow was released to the Company on November 25, 1998. The remainder was released to the Company in May 1999. Including the escrowed funds, net cash proceeds after expenses relating to the sale were approximately $5.7 million. Cash proceeds were used to pay down the Company's line of credit after the 1997 year-end and to fund continuing operations. The Company invested excess proceeds in short-term securities.

In October 1996, the Company obtained long-term financing to replace the then existing mortgage note for its office building. The new note bore interest at a fixed rate of 9.5 percent, payable monthly to a commercial bank and was being amortized over a 20-year term with a 5-year maturity. The note was secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred in connection with this refinancing. In January 1999, the Company sold its operations building in San Antonio, Texas. In connection with the sale, the Company paid off its secured indebtedness. The Company's proceeds from the sale, net of debt repayments, approximated $800,000. The gain on the sale of the building was not significant.

                               DOCUCON, INCORPORATED

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash and cash equivalents at March 31, 1999, were approximately $757,000. Trade accounts receivable, net of allowance for doubtful accounts were approximately $377,000 at March 31, 1999, and unbilled revenues, net of allowance were approximately $404,000. Accounts payable and accrued liabilities were approximately $1.7 million at March 31, 1999. Net working capital was approximately $151,000 at March 31, 1999.

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $9.6 million, including a loss of approximately $5.1 million in 1998 and approximately $1.1 million for the three months ended March 31, 1999. For the year ended December 31, 1998, and the quarter ended March 31, 1999, the Company had negative cash flows from operating activities of approximately $2.1 million and $1.0 million, respectively. A significant portion of the Company's historical revenues has been earned from conversion services performed for agencies of the U.S. Government. The Company experienced significant declines in revenues from these agencies in 1998 and 1997. There can be no assurances that such revenues will be increased in the future. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

While the recent operating losses are significant, management believes that it has taken proper steps to significantly improve the Company's future operating results. Such steps include the sale of its San Antonio office building and repayment of substantially all of the Company's long-term debt in January 1999 and the hiring of experienced management personnel in key senior management positions in late 1998 and early 1999. Expansion of the Company's marketing efforts has been made to include a wide range of vertical markets and formal and informal partnering relationships with systems integrators, document management software developers and others. The Company's management is also seeking suitable financing for working capital, business expansion and other general corporate purposes. The Company's management believes that the Company's results from operations for 1999 are improving and will generate sufficient working capital, along with available cash and anticipated additional capital, to sustain its operations throughout the year. However, there can be no assurances that the Company's efforts in the above areas will improve its operating results.

While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise additional outside capital to consummate such transactions.

On March 10, 1999, the Company received notice that it was subject to delisting on the NASDAQ SmallCap Market System because the Company's average closing bid price per share had not exceeded $1.00 during the prior 30-day period. The notice provides that the Company's shares are subject to delisting 90 days after receipt of the notice, unless the per share bid price of the Company's Common Stock is $1.00 or greater for 10 consecutive trading days within the 90-day period. In addition, the Company may be subject to delisting due to a failure to meet the NASDAQ's minimum tangible net assets requirement for continued listing.

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

OUTLOOK

During much of 1998 and continuing into the first quarter of 1999, the Company has made several changes in its senior management team and has been focused on initiating a strategy that it believes will more fully capitalize on the Company's core competencies in high volume, automated document conversion services. The Company hired a new president and CEO in April 1998 and added a new senior vice president and chief financial officer and vice president of technology and operations in December 1998 and January 1999, respectively. In addition, during 1998, the Company hired a senior vice president of sales and six full-time sales professionals to focus on new business development in both the Federal Government and commercial markets. With its existing contracts with the DOD and the GSA, the Company believes it is well positioned to service the Federal Government customers that have historically comprised a majority of the Company's revenues. In addition, the Company believes that its newly developed commercial sales force will significantly enhance its ability to penetrate non-Federal Government markets.

The Company believes that the turnaround plan it initiated in 1998, which included a substantial investment in a sales and marketing organization, began to generate improved operating results late in the first quarter of 1999. Revenues for the month of March 1999 exceeded $450,000, more than double the average amount of monthly revenues during 1998 and the first two months of 1999. This increase in revenues contributed to a sharp reduction in the Company's loss from operations in the month of March 1999. The Company believes it can sustain or increase this higher revenue level during the remainder of 1999 and into 2000.

                            PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

      On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Department of Defense Inspector General's preliminary review of the Company's disclosure is complete and has resulted in favorable consideration of its request for admission into the Voluntary Disclosure Program. The disclosure will be formally admitted upon execution by all parties of the Inspector General's Voluntary Disclosure Agreement.

      The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, that may be perceived by the government as a technical violation of DOD billing procedures. The Company's internal review is ongoing, but based on its investigation to date, the Company believes that the DOD sustained no actual damages as a result of the matter disclosed by the Company. However, the Company expects to incur legal and other out-of-pocket costs in connection with presenting the results of its internal review and assisting the government in its investigation, adjudication and resolution of this matter. The Company has established a reserve for estimated legal costs and other expenses which it believes is adequate for the resolution of this matter.

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


                                                DOCUCON, INCORPORATED
                                                (Registrant)




                                                By /S/ DOUGLAS P. GILL
                                                   Douglas P. Gill,
                                                   President and Chief
                                                   Executive Officer




                                                By/S/ WARREN D. BARRATT
                                                   Warren D. Barratt,
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   and Treasurer

Dated:      May 17, 1999