Form 10QSB
period 1999-06-30
DOCUCON INCORPORATED
filed 1999-08-13
CIK 843006

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


    (Mark One)
       [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarterly Period Ended JUNE 30, 1999

                                     OR

       [ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act

              For the Transition Period From _____________ to ____________

                         Commission File Number 1-10185


                              DOCUCON, INCORPORATED
        (Exact name of small business issuer as specified in its charter)


                      Delaware                      74-2418590
          (State or other jurisdiction of          (IRS Employer
           incorporation or organization)       Identification  No.)

                            20 Valley Stream Parkway
                                    Suite 140
                           Malvern, Pennsylvania 19355
                    (Address of principal executive offices)

                                 (610) 240-9600
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No   [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity as of July 31, 1999 3,456,436

                            DOCUCON, INCORPORATED

                                    INDEX

                                                                            PAGE

PART I.          FINANCIAL INFORMATION (UNAUDITED)

Item 1:          Balance Sheets - June 30, 1999, and December 31, 1998       3

                 Statements of Operations - For the Three and Six Months
                  Ended June 30, 1999 and 1998                               5

                 Statements of Cash Flows - For the Six Months Ended
                  June 30, 1999 and 1998                                     6

                 Notes to Financial Statements                               7

Item 2:          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       12


PART II.         OTHER INFORMATION                                          17


SIGNATURES                                                                  19

                            DOCUCON, INCORPORATED


                                BALANCE SHEETS

                                                       June 30,
                                                        1999       December 31,
                         ASSETS                      (Unaudited)      1998
                                                     -----------   ------------
CURRENT ASSETS:
  Cash and temporary cash investments .............  $   145,797   $  1,082,321
  Accounts receivable-trade, net of allowance for
   doubtful accounts of $8,887 and $4,444,
   respectively ...................................      619,710        373,366
  Unbilled revenues, net of allowance of $1,600,000      904,570        193,722
  Other receivables ...............................        5,414        374,379
  Prepaid expenses and other ......................      152,801        123,921
  Asset held for sale .............................         --        1,668,467
                                                     -----------   ------------
                 Total current assets .............    1,828,292      3,816,176
                                                     -----------   ------------
PROPERTY AND EQUIPMENT:
  Conversion systems ..............................    5,032,208      4,858,930
  Building and improvements .......................       22,146          9,476
  Furniture and fixtures ..........................      251,611        243,167
                                                     -----------   ------------
                 Total property and equipment .....    5,305,965      5,111,573

  Less- Accumulated depreciation ..................   (4,835,493)    (4,704,152)
                                                     -----------   ------------
                 Net property and equipment .......      470,472        407,421
                                                     -----------   ------------
OTHER, net ........................................       60,042         48,896
                                                     -----------   ------------
                 Total assets .....................  $ 2,358,806   $  4,272,493
                                                     ===========   ============

  The accompanying notes are an integral part of these financial statements.

                            DOCUCON, INCORPORATED

                                                          June 30,
                                                            1999        December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      (Unaudited)       1998
                                                        ------------    ------------
CURRENT LIABILITIES:
  Accounts payable ..................................   $    745,527    $    218,059
  Accrued liabilities ...............................      1,101,704       1,191,351
  Deferred revenues .................................         49,612          40,601
  Other current liabilities .........................         79,473          44,087
  Current maturities of long-term debt ..............           --           927,502
  Current maturities of capital lease obligations ...         44,286          29,537
  Secured indebtedness ..............................        291,977            --
                                                        ------------    ------------
            Total current liabilities ...............      2,312,579       2,451,137
                                                        ------------    ------------
CAPITAL LEASE OBLIGATIONS ...........................         84,949          76,141
                                                        ------------    ------------
OTHER LONG-TERM OBLIGATIONS .........................        245,083         269,476
                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $1.00 par value, 10,000,000 shares
    authorized-
   Series A, 60 shares authorized, 7 shares issued
     and outstanding as of June 30, 1999, and
     December 31, 1998 ..............................              7               7
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 3,456,436 and 3,306,216 shares
   outstanding as of June 30, 1999, and December 31,
   1998, respectively ...............................         34,564          33,062
  Additional paid-in capital ........................     10,106,129      10,027,337
  Accumulated deficit ...............................    (10,419,424)     (8,581,573)
  Treasury stock, at cost, 4,919 shares and 2,917
   shares as of June 30, 1999, and December 31, 1998,
   respectively .....................................         (5,081)         (3,094)
                                                        ------------    ------------
            Total stockholders' equity (deficit) ....       (283,805)      1,475,739
                                                        ------------    ------------
            Total liabilities and stockholders'
               equity (deficit) .....................   $  2,358,806    $  4,272,493
                                                        ============    ============

  The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                             Three Months                     Six Months
                                                             Ended June 30                   Ended June 30
                                                       --------------------------    --------------------------
                                                           1999           1998           1999           1998
                                                       -----------    -----------    -----------    -----------
OPERATING REVENUES .................................   $ 1,613,055    $   869,982    $ 2,464,134    $ 1,482,978
                                                       -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
   Production ......................................     1,287,522        672,628      2,141,490      1,356,964
   Research and development ........................        84,211         56,893        259,699        124,644
   General and administrative ......................       523,342        328,724      1,038,741        623,162
   Marketing .......................................       373,976        206,640        795,928        323,863
   Depreciation and amortization ...................        64,573         82,822        132,608        171,397
                                                       -----------    -----------    -----------    -----------
                                                         2,333,624      1,347,707      4,368,466      2,600,030
                                                       -----------    -----------    -----------    -----------
OPERATING LOSS .....................................      (720,569)      (477,725)    (1,904,332)    (1,117,052)

OTHER INCOME (EXPENSE):
   Interest income .................................         9,435         52,179         31,322        116,204
   Interest expense ................................       (10,439)       (37,265)       (18,000)       (73,981)
   Other, net ......................................        22,665          7,597         53,159          5,124
                                                       -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES ...........................      (698,908)      (455,214)    (1,837,851)    (1,069,705)

   Income tax expense ..............................          --             --             --             --
                                                       -----------    -----------    -----------    -----------
NET LOSS ...........................................      (698,908)      (455,214)    (1,837,851)    (1,069,705)

   Preferred stock dividend requirements ...........         4,813          8,250          9,625         16,500
                                                       -----------    -----------    -----------    -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .........   $  (703,721)   $  (463,464)   $(1,847,476)   $(1,086,205)
                                                       ===========    ===========    ===========    ===========
BASIC AND DILUTED LOSS PER COMMON SHARE ............   $      (.21)   $      (.14)   $      (.56)   $      (.33)
                                                       ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     3,327,633      3,290,217      3,315,654      3,289,316
                                                       ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       Six Months
                                                                                      Ended June 30
                                                                                 --------------------------
                                                                                     1999          1998
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................   $(1,837,851)   $(1,069,705)
   Adjustments to reconcile net loss to net cash used in operating activities-
      Depreciation and amortization ..........................................       132,608        171,397
      Gain on sale of assets .................................................       (24,487)          --
      Changes in current assets and current liabilities-
        (Increase) decrease in receivables and unbilled revenues .............      (588,227)       202,887
        Increase in prepaid expenses and other ...............................       (81,901)       (53,206)
        Increase (decrease) in accounts payable and accrued liabilities ......       618,579       (319,120)
        Decrease in taxes payable ............................................          --          (92,082)
        Increase in deferred revenues ........................................         9,011           --
        Decrease in other current liabilities ................................       (13,248)          --
                                                                                 -----------    -----------
                    Net cash used in operating activities ....................    (1,785,516)    (1,159,829)
                                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................................      (150,316)       (89,702)
   Proceeds from sale of building ............................................     1,782,609           --
                                                                                 -----------    -----------
                    Net cash provided by (used in) investing activities ......     1,632,293        (89,702)
                                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under line of credit .............................................          --         (504,000)
   Increase in secured indebtedness ..........................................       291,977           --
   Principal payments under capital lease obligations ........................       (20,798)        (6,976)
   Net proceeds from exercise of stock options ...............................          --            5,602
   Principal payments on long-term debt ......................................      (939,872)       (15,589)
   Payment of preferred stock dividends ......................................       (88,816)          --
   Purchase of treasury stock ................................................       (25,792)       (11,410)
                                                                                 -----------    -----------
                    Net cash used in financing activities ....................      (783,301)      (532,373)
                                                                                 -----------    -----------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ..........................      (936,524)    (1,781,904)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period .....................     1,082,321      4,597,183
                                                                                 -----------    -----------
CASH AND TEMPORARY CASH INVESTMENTS, end of period ...........................   $   145,797    $ 2,815,279
                                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Noncash investing and financing activities-
      Capital lease obligations incurred .....................................   $    44,355    $      --
                                                                                 ===========    ===========
      Treasury stock issued for Employee Stock Purchase Plan .................   $    23,805    $      --
                                                                                 ===========    ===========
      Stock issued in satisfaction of accrued liabilities ....................   $    85,701    $      --
                                                                                 ===========    ===========
   Cash paid during the period for-
      Interest ...............................................................   $    27,952    $    75,523
                                                                                 ===========    ===========
      Income taxes ...........................................................   $      --      $    93,562
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

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $10.4 million, including a loss of approximately $5.1 million during 1998. For the six months ended June 30, 1999, the Company had negative cash flows from operating activities of approximately $1.8 million and incurred a net loss for the same period of approximately $1.8 million. At June 30, 1999, the Company had a working capital deficit of approximately $484,000 and a total stockholders' deficit of approximately $284,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

While the recent operating losses are significant, management believes that it has taken proper steps to significantly improve the Company's future operating results. Such steps include the sale of its San Antonio office building and repayment of substantially all of the Company's long-term debt in January 1999 and the hiring of experienced management personnel in key senior management positions in 1998 and 1999. Expansion of the Company's marketing efforts has been made to include a wide range of vertical markets and formal and informal partnering relationships with systems integrators, document management software developers and others. The Company's management is also seeking suitable financing for working capital, business expansion and other general corporate purposes. The Company's management believes that the Company's results from operations for the remainder of 1999 will improve and will generate sufficient working capital, along with available cash and anticipated additional capital, to sustain its operations throughout the year. However, there can be no assurances that the Company will be successful in obtaining additional financing or capital or that the Company's efforts in the above areas will improve its operating results.

                              DOCUCON, INCORPORATED

NOTE 2

Unbilled revenues-

The allowance for unbilled revenues at June 30, 1999, and December 31, 1998, relates to conversion services performed for agencies of the U.S. Government. The Company's ability to collect these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was informed by a U.S. Government customer in mid-1997 that funding for certain conversion services being performed had been depleted. Management completed work for this customer that had been placed in production at that time. As a result, the Company has been unable to collect approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues have been shipped to the customer and is in various stages of quality control review. There can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to collect the unbilled revenues. Management of the Company believes that such unbilled revenues represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. In the event that the Company collects any of the unbilled revenues in the future, such collections would have a favorable impact on the Company's liquidity and capital resources and results of operations in the period of collection. There are no assurances that the Company will ultimately be able to collect any of the fully reserved unbilled revenues.

On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Department of Defense Inspector General has completed its preliminary review of the Company's disclosure and the Company has been formally admitted into the Voluntary Disclosure Program.

The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, might be perceived by the government as a technical violation of DOD billing procedures. The Company's internal review is ongoing, but based on its investigation to date, the Company believes that the DOD sustained no actual damages as a result of the matter disclosed by the Company. However, the Company expects to incur legal and other out-of-pocket costs in connection with presenting the results of its internal review and assisting the government in its investigation, adjudication and resolution of this matter. The Company has established a reserve for estimated legal costs and other expenses which it believes is adequate for the resolution of this matter.

                            DOCUCON, INCORPORATED

NOTE 3

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per annum. Each share of preferred stock is entitled to vote 8,333 common shares. The Company has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends on its common stock in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. As of June 30, 1999, cumulative undeclared dividends on the preferred stock approximated $169,000. In January 1999, the Company paid cash of $88,816 related to cumulative dividends on preferred stock that was converted during the fourth quarter of 1998. As the remainder of these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. Common stock is subordinate to preferred stock in the event of liquidation.

Treasury stock-

On June 18, 1998, the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. As of June 30, 1999, the Company had acquired 62,650 treasury shares for approximately $76,000. Approximately 33,333 of such shares were reissued during 1998 in connection with the conversion of Series A preferred stock, and approximately 24,398 shares were reissued under the Company's Employee Stock Purchase Plan in January 1999.

Reverse stock split-

In June 1998, the Company's board of directors approved a one-for-four reverse common stock split. Accordingly, all common stock and share information has been adjusted to reflect the reverse stock split.

NOTE 4

Asset held for sale-

During 1998, the Company decided to sell its operations building in San Antonio, Texas. In November 1998, the Company entered into a contract to sell the building for an amount in excess of its net book value. Accordingly, the carrying value of the land, building and associated improvements were classified as a current asset held for sale at December 31, 1998.

In January 1999, the Company sold its operations building. In connection with the sale, the Company paid off its related secured indebtedness. The Company's net cash proceeds from the sale, net of debt repayments, approximated $800,000. The Company has entered into a noncancelable operating leaseback of the building through October 1999 at a rate of approximately $27,000 per month, before a cancelable month-to-month sublease arrangement of approximately $15,000 per month. The Company has located replacement facilities that it intends to occupy at the conclusion of its operating leaseback of its operations building. The gain on the sale of the building, which was not significant, has been deferred as a component of other current liabilities on the accompanying balance sheet and is being recognized over the term of the operating leaseback.

                            DOCUCON, INCORPORATED

NOTE 5

Earnings (loss) per share-

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," outlines methods for computing and presenting earnings per share. The following table provides a detail of the denominator (weighted average number of common shares outstanding) used to compute Basic and Diluted EPS and the number of common share equivalents relating to preferred stock that have been excluded as a result of antidilution:

                                                                                   Three Months                    Six Months
                                                                                   Ended June 30                  Ended June 30
                                                                              ------------------------      ------------------------
                                                                                 1999           1998           1999           1998
                                                                              ---------      ---------      ---------      ---------
Weighted average number of common shares outstanding for Basic
   and Diluted EPS .....................................................      3,327,633      3,290,217      3,315,654      3,289,316
                                                                              =========      =========      =========      =========
Potential common shares from assumed conversion of
   preferred shares excluded as a result of antidilution ...............         58,331        100,008         58,331        100,008
                                                                              =========      =========      =========      =========

As the Company had losses for the three and six months ended June 30, 1999 and 1998, options and warrants have been excluded as they are antidilutive in loss periods.

NOTE 6

Accounts receivable financing-

On June 18, 1999, the Company entered into an accounts receivable purchase agreement (the Financing Agreement) with Silicon Valley Bank (SVB). Under the terms of the agreement as amended, the Company can sell to SVB up to $1,000,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company receives cash advances from the purchase of eligible receivables equal to the face amount of the eligible receivables sold, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of receivables sold. If the Company sells the maximum of $1,000,000 of accounts receivable, new receivables can be sold to replace previously sold accounts receivables that are collected. The Company is obligated to repurchase on demand the unpaid portion of any receivable sold to SVB under certain conditions including (i) an account receivable that remains uncollected 90 calendar days after the invoice date,
(ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. The Company pays aggregate finance charges and administrative fees on the average daily balance of uncollected accounts receivables sold equal to 2.38 percent per month. The aggregate amount of advances and fees owing to SVB are secured by substantially all of the tangible assets of the Company. At June 30, 1999, the balance of face amount of accounts receivables sold and aggregate cash advanced on such receivables was approximately $365,000 and $292,000, respectively. The cumulative cash advances from SVB are reflected on the accompanying balance sheet as short-term borrowings. Aggregate finance charges and administrative fees related to the Financing Agreement were approximately $1,200 for the quarter and six months ended June 30, 1999, and are classified as interest expense.

                            DOCUCON, INCORPORATED

NOTE 7

Option grant-

In June 1999, the Compensation Committee of the Board of Directors recommended and the Board approved, subject to stockholder approval of an increase in shares issuable under an option plan as described below, a grant to management and key employees of an aggregate of 460,000 options to purchase shares of common stock at an exercise price per share equal to the greater of fair market value or $1.00 on the effective date of the grant. The proposal to increase the number of shares issuable under the Company's 1998 Employee Stock Option Plan was approved by vote of the Company's stockholders on July 30, 1999. The closing price per share of the Company's common stock on that date was $0.875.

                            DOCUCON, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter ended June 30, 1999, resulted in a net loss applicable to common stockholders of approximately $704,000 as compared to a net loss applicable to common stockholders of approximately $463,000 for the same quarter in 1998. For the six months ended June 30, 1999, net loss applicable to common shareholders was approximately $1,847,000 as compared to a net loss applicable to common shareholders of approximately $1,086,000 for the same period in 1998.

Revenues were approximately $1,613,000 for the quarter ended June 30, 1999, as compared to approximately $870,000 for the same quarter in 1998. Revenues were approximately $2,464,000 for the six months ended June 30, 1999, as compared to approximately $1,483,000 for the same period in 1998. These increases were primarily attributable to new contracts obtained during 1999 which resulted in a significant increase in production during the periods.

Production costs increased to approximately $1,288,000 for the quarter ended June 30, 1999, as compared to approximately $673,000 for the 1998 period. Production costs increased to approximately $2,141,000 for the six months ended June 30, 1999, as compared to approximately $1,357,000 for the same period in 1998. These increases were due primarily to the increased revenue levels.

Research and development costs were approximately $84,000 for the quarter ended June 30, 1999, as compared to approximately $57,000 in the same period in 1998. Research and development costs were approximately $260,000 and $125,000 for the six months ended June 30, 1999 and 1998, respectively. These increases were primarily attributable to research and development costs associated with new document management technologies and ongoing development of the Company's workflow systems.

General and administrative expenses increased to approximately $523,000 for the quarter ended June 30, 1999, as compared to approximately $329,000 for the same period in 1998. General and administrative expenses were approximately $1,039,000 for the six months ended June 30, 1998, as compared to approximately $623,000 for the same period in 1998. These increases were primarily due to expenses associated with the hiring of new senior management and the opening of a new corporate headquarters office.

Marketing expenses increased to approximately $374,000 for the quarter ended June 30, 1999, as compared to approximately $207,000 for the same period in 1998. Marketing expenses were approximately $796,000 and $324,000 for the six months ended June 30, 1999 and 1998, respectively. These increases were due to extensive new marketing efforts focused on new business development in both the federal and commercial markets and an increase in sales commissions attributable to higher revenue levels.

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

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has historically performed a significant percentage of their conversion services for the Department of Defense (DOD) primarily through contracts from the Defense Automated Printing Services Office (DAPS). In December 1997, the DOD awarded a contract with a term of one year for approximately $15.5 million of potential value. The terms of the contract include four additional option years so that the entire contract has a potential value of approximately $77.4 million. As of June 30, 1999, the Company had provided approximately $2.3 million of services under this contract. The nature of this contract is such that it establishes the Company as an approved vendor for projects from DAPS. Since the contract in and of itself does not represent billable production, the Company must still engage in marketing to realize benefits under the contract.

The Company has an allowance for unbilled receivables at June 30, 1999, of approximately $1.6 million. The Company was informed in mid-1997 that funding for certain conversion services being performed under this delivery order had been depleted. Management completed work in production on this delivery order at that time. As a result of the loss of funding for this delivery order, the Company has been unable to collect approximately $1.6 million of conversion services, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues has been shipped to the customer and is in various stages of quality control review. There can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to collect the unbilled revenues. Management of the Company believes that such unbilled revenues represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. In the event that the Company collects any of the unbilled revenues in the future, such collections would have a favorable impact on the Company's liquidity and capital resources and results of operations in the period of collection. There are no assurances that the Company will ultimately be able to collect any of the fully reserved unbilled revenues.

On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Department of Defense Inspector General has completed its preliminary review of the Company's disclosure and the Company has been formally admitted into the Voluntary Disclosure Program.

The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, might be perceived by the government as a technical violation of DOD billing procedures. The Company's internal review is ongoing, but based on its investigation to date, the Company believes that the DOD sustained no actual damages as a result of the matter disclosed by the Company. However, the Company expects to incur legal and other out-of-pocket costs in connection with presenting the results of its internal review and assisting the government in its investigation, adjudication and resolution of this matter. The Company has established a reserve for estimated legal costs and other expenses which it believes is adequate for the resolution of this matter.

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

In October 1996, the Company obtained long-term financing to replace the then existing mortgage note for its office building. The new note bore interest at a fixed rate of 9.5 percent, payable monthly to a commercial bank and was being amortized over a 20-year term with a 5-year maturity. The note was secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred in connection with this refinancing. In January 1999, the Company sold its operations building in San Antonio, Texas. In connection with the sale, the Company paid off its related secured indebtedness. The Company's proceeds from the sale, net of debt repayments, approximated $800,000. The gain on the sale of the building was not significant.

On June 18, 1999, the Company entered into an accounts receivable purchase agreement (the Financing Agreement) with Silicon Valley Bank (SVB). Under the terms of the agreement as amended, the Company can sell to SVB up to $1,000,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company receives cash advances from the purchase of eligible receivables equal to the face amount of the eligible receivables sold, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of receivables sold. If the Company sells the maximum of $1,000,000 of accounts receivable, new receivables can be sold to replace previously sold accounts receivables that are collected. The Company is obligated to repurchase on demand the unpaid portion of any receivable sold to SVB under certain conditions including (i) an account receivable that remains uncollected 90 calendar days after the invoice date,
(ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. The Company pays aggregate finance charges and administrative fees on the average daily balance of uncollected accounts receivables sold equal to 2.38 percent per month. The aggregate amount of advances and fees owing to SVB are secured by substantially all of the tangible assets of the Company. At June 30, 1999, the balance of face amount of accounts receivables sold and aggregate cash advanced on such receivables was approximately $365,000 and $292,000, respectively.

                              DOCUCON, INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash and cash equivalents at June 30, 1999, were approximately $146,000. Trade accounts receivable, net of allowance for doubtful accounts were approximately $620,000 at June 30, 1999, and unbilled revenues, net of allowance were approximately $905,000. Accounts payable and accrued liabilities were approximately $1,847,000 at June 30, 1999. Net working capital deficit was approximately $484,000 at June 30, 1999.

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $10.4 million, including a loss of approximately $5.1 million in 1998 and approximately $1.8 million for the six months ended June 30, 1999. For the year ended December 31, 1998, and the six months ended June 30, 1999, the Company had negative cash flows from operating activities of approximately $2.1 million and $1.8 million, respectively. At June 30, 1999, the Company had a working capital deficit of approximately $484,000 and a total stockholders' deficit of approximately $284,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

While the recent operating losses are significant, management believes that it has taken proper steps to significantly improve the Company's future operating results. Such steps include the sale of its San Antonio office building and repayment of substantially of the Company's long-term debt in January 1999 and the hiring of experienced management personnel in key senior management positions in 1998 and 1999. Expansion of the Company's marketing efforts has been made to include a wide range of vertical markets and formal and informal partnering relationships with systems integrators, document management software developers and others. The Company's management is also seeking suitable financing for working capital, business expansion and other general corporate purposes. The Company's management believes that the Company's results from operations for the remainder of 1999 will improve and will generate sufficient working capital, along with available cash and anticipated additional capital, to sustain its operations throughout the year. However, there can be no assurances that the Company's efforts in the above areas will improve its operating results or that the Company will be successful in obtaining additional financing.

While the Company may consider and evaluate, from time to time, acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to future acquisitions. Should the Company enter into any such agreements, the Company would, in all likelihood, be required to raise additional outside capital to consummate such transactions.

On March 10, 1999, the Company received notice that it was subject to delisting on the NASDAQ SmallCap Market System because the Company's average closing bid price per share had not exceeded $1.00 during the prior 30-day period. The notice provided that the Company's shares were subject to delisting 90 days after receipt of the notice, unless the per share bid price of the Company's Common Stock was $1.00 or greater for 10 consecutive trading days within the 90-day period. The Company's Common Stock was delisted from the NASDAQ SmallCap Market on June 11, 1999. The Company's Common Stock now trades on the OTC Bulletin Board.

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

OUTLOOK

During much of 1998 and continuing into the first half of 1999, the Company has made several changes in its senior management team and has been focused on implementing a strategy that it believes will more fully capitalize on the Company's core competencies in high volume, automated document conversion services. The Company hired a new president and CEO in April 1998 and added a new senior vice president and chief financial officer and vice president of technology and operations in December 1998 and January 1999, respectively. In addition, during 1998, the Company hired a senior vice president of sales and several sales professionals to focus on new business development in both the Federal Government and commercial markets. With its existing contracts with the DOD and the GSA, the Company believes it is well positioned to service the Federal Government customers that have historically comprised a majority of the Company's revenues. In addition, the Company believes that its new commercial sales force will significantly enhance its ability to penetrate non-Federal Government markets.

The Company believes that the turnaround plan it initiated in 1998, which included a new senior management team and a substantial investment in a sales and marketing organization, began to generate improved operating results late in the first quarter of 1999. Monthly revenues have increased significantly since the beginning of the year. Revenues for the month of June 1999 exceeded $600,000, almost triple the average amount of monthly revenues during 1998 and the first two months of 1999. This increase in revenues contributed to a sharp reduction in the Company's loss from operations in the second quarter of 1999. The Company believes it can sustain or increase this higher revenue level during the remainder of 1999 and into 2000.

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Department of Defense Inspector General has completed its preliminary review of the Company's disclosure and the Company has been formally admitted into the Voluntary Disclosure Program.

      The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, might be perceived by the government as a technical violation of DOD billing procedures. The Company's internal review is ongoing, but based on its investigation to date, the Company believes that the DOD sustained no actual damages as a result of the matter disclosed by the Company. However, the Company expects to incur legal and other out-of-pocket costs in connection with presenting the results of its internal review and assisting the government in its investigation, adjudication and resolution of this matter. The Company has established a reserve for estimated legal costs and other expenses which it believes is adequate for the resolution of this matter.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held on Friday, July 30, 1999. The proposals and the results are listed below:

         Proposal 1 To elect six directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

         Proposal 2 To approve the amendment of the 1998 Employee Stock Option Plan of the Company to increase the number of shares issuable thereunder from 187,500 shares of Common Stock to 687,500 shares of Common Stock.

      The following persons were nominated for election as directors of the Company, and all nominees were elected. The shares voted for and those withheld from each nominee are set forth below opposite such nominee's name:


                 DIRECTOR NOMINEES     SHARES VOTED FOR   SHARES WITHHELD
                 -----------------     ----------------   ---------------
                 Edward P. Gistaro         2,885,114          240,956

                 Douglas P. Gill           2,887,538          238,532

                 Ralph Brown               2,886,788          239,282

                 Al R. Ireton              2,887,538          238,532

                 Chauncey E. Schmidt       2,887,038          239,032

                 Robert W. Schwartz        2,887,038          239,032

      The shares voted for Proposal 2 were 1,164,002 FOR, 296,352 AGAINST and 12,485 ABSTAIN.

Item 5. Other Matters - None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 10.18 - Amendment of Bylaws

            Exhibit 10.19 - Accounts Receivable Purchase Agreement dated
                            June 18, 1999, between Silicon Valley Bank and Docucon, Incorporated

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

Dated:      August 16, 1999