Form 10QSB
period 1999-09-30
DOCUCON INCORPORATED
filed 1999-11-15
CIK 843006

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


                                  (Mark One)
                [X] Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For the Quarterly Period Ended            SEPTEMBER 30, 1999
                                  ---------------------------------------

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

Yes  [X]      No      [ ]


      State the number of shares outstanding of each of the issuer's classes of common equity as of October 31, 1999 3,456,436

                            DOCUCON, INCORPORATED


                                    INDEX



                                                                         PAGE
                                                                         ----
PART I.     FINANCIAL INFORMATION (UNAUDITED)

Item 1:     Balance Sheets - September 30, 1999, and December 31, 1998     3

            Statements of Operations - For the Three and Nine Months
              Ended September 30, 1999 and 1998                            5

            Statements of Cash Flows - For the Nine Months
              Ended September 30, 1999 and 1998                            6

            Notes to Financial Statements                                  8

Item 2:     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         13


PART II.    OTHER INFORMATION                                             19


SIGNATURES                                                                20

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                                      September 30,
                                                                          1999        December 31,
                                                                       (UNAUDITED)       1998
                                                                       -----------    -----------
                                     ASSETS
CURRENT ASSETS:
   Cash and temporary cash investments .............................   $   315,514    $ 1,082,321
   Accounts receivable-trade, net of allowance for doubtful accounts
     of $8,887 and $4,444,respectively..............................     1,217,462        373,366
   Unbilled revenues, net of allowance of $1,600,000 ...............     1,113,453        193,722
   Other receivables ...............................................          --          374,379
   Prepaid expenses and other ......................................       167,211        123,921
   Asset held for sale .............................................          --        1,668,467
                                                                       -----------    -----------
                             Total current assets ..................     2,813,640      3,816,176
                                                                       -----------    -----------

PROPERTY AND EQUIPMENT:
   Conversion systems ..............................................     5,142,453      4,858,930
   Building and improvements .......................................        36,156          9,476
   Furniture and fixtures ..........................................       257,272        243,167
                                                                       -----------    -----------

                             Total property and equipment ..........     5,435,881      5,111,573

   Less- Accumulated depreciation ..................................    (4,903,555)    (4,704,152)
                                                                       -----------    -----------

                             Net property and equipment ............       532,326        407,421
                                                                       -----------    -----------

OTHER, net .........................................................        53,607         48,896
                                                                       -----------    -----------

                             Total assets ..........................   $ 3,399,573    $ 4,272,493
                                                                       ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                            DOCUCON, INCORPORATED

                                                                                            SEPTEMBER 30,
                                                                                                1999        DECEMBER 31,
                                                                                             (UNAUDITED)        1998
                                                                                            ------------    ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable .....................................................................   $  1,299,319    $    218,059
   Accrued liabilities ..................................................................      1,255,648       1,191,351
   Deferred revenues ....................................................................         34,056          40,601
   Other current liabilities ............................................................         53,746          44,087
   Current maturities of long-term debt .................................................           --           927,502
   Current maturities of capital lease obligations ......................................         53,885          29,537
   Secured indebtedness .................................................................        911,400            --
   Related-party notes, net of discount of $95,350 ......................................        229,650            --
                                                                                            ------------    ------------

                     Total current liabilities ..........................................      3,837,704       2,451,137
                                                                                            ------------    ------------

CAPITAL LEASE OBLIGATIONS ...............................................................         89,808          76,141
                                                                                            ------------    ------------

OTHER LONG-TERM OBLIGATIONS .............................................................        232,569         269,476
                                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $1.00 par value, 10,000,000 shares authorized-
      Series A, 60 shares authorized, 7 shares issued and outstanding as of September 30,
      1999 and December 31, 1999.........................................................              7               7
   Common stock, $.01 par value, 25,000,000 shares authorized; 3,456,436 and 3,306,216
     shares outstanding as of September 30, 1999, and December 31, 1998, respectively....         34,564          33,062

   Additional paid-in capital ...........................................................     10,202,006      10,027,337
   Accumulated deficit ..................................................................    (10,992,004)     (8,581,573)
   Treasury stock, at cost, 4,919 shares and 2,917 shares as of September 30, 1999, and
     December 31, 1998, respectively.....................................................         (5,081)         (3,094)

                     Total stockholders' equity (deficit) ...............................       (760,508)      1,475,739
                                                                                            ------------    ------------

                     Total liabilities and stockholders' equity (deficit) ...............   $  3,399,573    $  4,272,493
                                                                                            ============    ============

  The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                             THREE MONTHS                   NINE MONTHS
                                                          ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                       -----------    -----------    -----------    -----------
                                                           1999          1998           1999            1998
                                                       -----------    -----------    -----------    -----------
OPERATING REVENUES .................................   $ 2,013,425    $   591,786    $ 4,477,559    $ 2,074,764
                                                       -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
   Production ......................................     1,379,214        600,404      3,520,705      1,957,368
   Research and development ........................       102,672         63,045        362,371        187,689
   General and administrative ......................       602,582      1,510,196      1,641,323      2,133,358
   Marketing .......................................       384,398        333,089      1,180,326        656,952
   Depreciation and amortization ...................        68,061         84,873        200,669        256,270
                                                       -----------    -----------    -----------    -----------

                                                         2,536,927      2,591,607      6,905,394      5,191,637
                                                       -----------    -----------    -----------    -----------

OPERATING LOSS .....................................      (523,502)    (1,999,821)    (2,427,835)    (3,116,873)

OTHER INCOME (EXPENSE):
   Interest income .................................           132         41,102         31,454        155,430
   Interest expense ................................       (66,329)       (40,433)       (84,329)      (112,538)
   Other, net ......................................        17,120          5,935         70,279         11,061
                                                       -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES ...........................      (572,579)    (1,993,217)    (2,410,431)    (3,062,920)

   Income tax expense ..............................          --             --             --             --

NET LOSS ...........................................      (572,579)    (1,993,217)    (2,410,431)    (3,062,920)

   Preferred stock dividend requirements ...........        (4,813)        (6,149)       (14,438)       (22,649)
                                                       -----------    -----------    -----------    -----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS......................................   $  (577,392)   $(1,999,366)   $(2,424,869)   $(3,085,569)
                                                       ===========    ===========    ===========    ===========
BASIC AND DILUTED LOSS PER COMMON
  SHARE                                                $      (.17)   $      (.60)   $      (.72)   $      (.94)
                                                       ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   $ 3,456,436   $  3,311,951    $ 3,363,099    $  3,296,970
                                                       ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                            DOCUCON, INCORPORATED

                           STATEMENTS OF CASH FLOWS

                                 (Unaudited)


                                                                                        NINE MONTHS
                                                                                     ENDED SEPTEMBER 30
                                                                                 --------------------------
                                                                                    1999           1998
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................   $(2,410,431)   $(3,062,920)
   Adjustments to reconcile net loss to net cash used in operating activities-
      Depreciation and amortization ..........................................       200,669        256,270
      Allowance for unbilled revenues ........................................          --          800,000
      Noncash compensation accrual ...........................................          --          341,333
      Gain on sale of assets .................................................       (24,487)          --
      Changes in current assets and current liabilities-
        (Increase) decrease in receivables and unbilled revenues .............    (1,389,448)        88,302
        Increase in prepaid expenses and other ...............................       (89,876)       (41,162)
        Increase (decrease) in accounts payable and accrued liabilities ......     1,326,315       (106,436)
        Decrease in taxes payable ............................................          --          (95,875)
        (Decrease) increase in deferred revenues .............................        (6,545)       149,351
        Decrease in other current liabilities ................................       (38,975)          --
                                                                                 -----------    -----------
                    Net cash used in operating activities ....................    (2,432,778)    (1,671,137)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................................      (253,507)      (172,386)
   Proceeds from sale of building ............................................     1,782,609           --
                                                                                 -----------    -----------
                    Net cash provided by (used in) investing activities ......     1,529,102       (172,386)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related-party notes and warrants ............................       325,000           --
   Payments under line of credit .............................................          --         (504,000)
   Increase in secured indebtedness ..........................................       911,400           --
   Principal payments under capital lease obligations ........................       (32,537)       (10,969)
   Net proceeds from exercise of stock options ...............................          --            5,602
   Principal payments on long-term debt ......................................      (952,386)       (23,066)
   Payment of preferred stock dividends ......................................       (88,816)          --
   Purchase of treasury stock ................................................       (25,792)       (24,552)
                                                                                 -----------    -----------

                    Net cash provided by (used in) financing activities ......       136,869       (556,985)
                                                                                 -----------    -----------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ..........................      (766,807)    (2,400,508)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of period .....................     1,082,321      4,597,183
                                                                                 -----------    -----------

CASH AND TEMPORARY CASH INVESTMENTS, end of period ...........................   $   315,514    $ 2,196,675
                                                                                 ===========    ===========

                                                                 NINE MONTHS
                                                             ENDED SEPTEMBER 30
                                                           ---------------------
                                                              1999        1998
                                                           ----------   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Noncash investing and financing activities-
   Capital lease obligations incurred ...................  $   70,552   $ 28,877
                                                           ==========   ========
   Preferred stock dividends payable ....................  $     --     $ 88,815
                                                           ==========   ========
   Treasury stock issued for Employee Stock Purchase Plan  $   23,805   $   --
                                                           ==========   ========
   Stock issued in satisfaction of accrued liabilities ..  $   85,701   $   --
                                                           ==========   ========
  Cash paid during the period for-
   Interest .............................................  $   62,756   $113,309
                                                           ==========   ========
   Income taxes .........................................  $     --     $106,875
                                                           ==========   ========

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

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $11 million, including a net loss of approximately $2.4 million for the nine months ended September 30, 1999. At September 30, 1999, the Company had a working capital deficit of approximately $1.0 million and a total stockholders' deficit of approximately $0.8 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

While the Company's recent operating losses are significant, management believes that it has taken proper steps that have resulted in reduced operating losses in the most recent two quarters and will significantly improve the Company's future operating results. Such steps include the sale of its San Antonio office building and repayment of substantially all of the Company's long-term debt in January 1999 and the hiring of experienced management personnel in key senior management positions in 1998 and 1999. Expansion of the Company's marketing efforts has been made to include a wide range of vertical markets and formal and informal partnering relationships with systems integrators, document management software developers and others. The Company's management is also seeking suitable financing for working capital, business expansion and other general corporate purposes. The Company's management believes that the Company's results from operations for the remainder of 1999 will improve and will generate sufficient working capital, along with available cash and anticipated additional capital, to sustain its operations throughout the year. However, there can be no assurances that the Company will be successful in obtaining additional financing or capital or that the Company's efforts in the above areas will improve its operating results.

                            DOCUCON, INCORPORATED

NOTE 2

Allowance for unbilled revenues-

The allowance for unbilled revenues at September 30, 1999, and December 31, 1998, relates to conversion services performed for agencies of the U.S. Government. The Company's ability to collect these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was informed by a U.S. Government customer in mid-1997 that funding for certain conversion services being performed had been depleted. Management completed work for this customer that had been placed in production at that time. As a result, the Company has been unable to collect approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues have been shipped to the customer and is in various stages of quality control review. There can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to collect the unbilled revenues. Management of the Company believes that a significant portion of such unbilled revenues represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. In the event that the Company collects any of the unbilled revenues in the future, such collections would have a favorable impact on the Company's liquidity and capital resources and results of operations in the period of collection. There are no assurances that the Company will ultimately be able to collect any of the fully reserved unbilled revenues.

NOTE 3

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per annum. Each share of preferred stock is entitled to vote 8,333 common shares. The Company has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends on its common stock in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. As of September 30, 1999, cumulative undeclared dividends on the preferred stock approximated $174,000. In January 1999, the Company paid cash of $88,816 related to cumulative dividends on preferred stock that was converted during the fourth quarter of 1998. As the remainder of these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. Common stock is subordinate to preferred stock in the event of liquidation.

Treasury stock-

On June 18, 1998, the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. As of September 30, 1999, the Company had acquired 62,650 treasury shares for approximately $76,000. Approximately 33,333 of such shares were reissued during 1998 in connection with the conversion of Series A preferred stock, and approximately 24,398 shares were reissued under the Company's Employee Stock Purchase Plan in January 1999.

                            DOCUCON, INCORPORATED

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

In January 1999, the Company sold its operations building. In connection with the sale, the Company paid off its related secured indebtedness. The Company's net cash proceeds from the sale, net of debt repayments, approximated $800,000. The Company has entered into a noncancelable operating leaseback of the building through December 1999 at a rate of approximately $27,000 per month. The Company has located replacement facilities that it intends to occupy at the conclusion of its operating leaseback of its operations building. The gain on the sale of the building, which was not significant, has been deferred as a component of other current liabilities on the accompanying balance sheet and is being recognized over the term of the operating leaseback.

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

                                       THREE MONTHS            NINE MONTHS
                                     ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                   ---------------------   ---------------------
                                     1999        1998        1999        1998
                                   ---------   ---------   ---------   ---------
Weighted average number of common
  shares outstanding for Basic
  and Diluted EPS................  3,456,436   3,311,951   3,363,099   3,296,970
                                   =========   =========   =========   =========
Potential common shares from
  assumed conversion of preferred
  shares excluded as a result of
  antidilution...................     58,331      78,541      58,331      92,774
                                   =========   =========   =========   =========

As the Company had losses for the three and nine months ended September 30, 1999 and 1998, options and warrants have been excluded as they are antidilutive in loss periods.

                            DOCUCON, INCORPORATED

NOTE 6

Accounts receivable financing-

On June 18, 1999, the Company entered into an accounts receivable purchase agreement (the Financing Agreement) with Silicon Valley Bank (SVB). Under the terms of the agreement as amended, the Company can sell to SVB up to $1,500,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company receives cash advances from the purchase of eligible receivables equal to the face amount of the eligible receivables sold, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of receivables sold. If the Company sells the maximum of $1,500,000 of accounts receivable, new receivables can be sold to replace previously sold accounts receivables that are collected. The Company is obligated to repurchase on demand the unpaid portion of any receivable sold to SVB under certain conditions including (i) an account receivable that remains uncollected 90 calendar days after the invoice date,
(ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. The Company pays aggregate finance charges and administrative fees on the average daily balance of uncollected accounts receivables sold equal to approximately 2.38 percent per month. The aggregate amount of advances and fees owing to SVB are secured by substantially all of the tangible assets of the Company. At September 30, 1999, the balance of face amount of accounts receivables sold and aggregate cash advanced on such receivables was approximately $1,139,000 and $911,000, respectively. The cumulative cash advances from SVB are reflected on the accompanying balance sheet as short-term borrowings. Aggregate finance charges and administrative fees related to the Financing Agreement were approximately $56,000 and $58,000 for the quarter and nine months ended September 30, 1999, respectively, and are classified as interest expense.

NOTE 7

Related-party loan transaction-

On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the Notes) issued in conjunction with these loans carry a 12 percent annual interest rate. Principal and interest on the Notes are payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based financing (the Financing), as defined. In the event the principal and interest become payable as a result of a Financing, one-half of the then outstanding principal and accrued interest on the entire principal amount of the Notes are payable in cash to the Note holders and such Note holders will receive (i) a number of shares of Company securities, which shall be the same class issued in the Financing, calculated by dividing the remaining outstanding principal by the per share price of the securities issued in the Financing and/or (ii) a debt instrument of the same class issued in the Financing, the aggregate of such equity and/or debt securities equal to one-half of the outstanding principal amount of the Notes prior to the Financing. In conjunction with the Notes, the two directors were issued an aggregate of up to 243,750 warrants to purchase common stock of the Company. In the event that the Company completes a Financing by December 31, 1999, the Note holders are entitled to an aggregate of 162,500 warrants. If the Company does not complete a Financing or a sale of greater than 50 percent of the shares of common stock of the Company or the sale of substantially all of the assets of the Company through a merger or acquisition by December 31, 1999, the Note holders are entitled to an additional aggregate of 81,250 warrants. The warrants are exercisable for a period of five years from the September 29, 1999, issuance date of the warrants at a

                            DOCUCON, INCORPORATED
warrant price equal to 75 percent of (i) in the event of a Financing, the common stock equivalent price per share of securities issued to the investor under such Financing or (ii) in the event of a sale of greater than 50 percent of the shares of common stock of the Company or the sale of substantially all of the assets of the Company through a merger or acquisition, the price per share for such shares of common stock. In the event that there is neither a Financing nor a sale of the Company, beginning on September 28, 2000, the warrant price shall be $0.50 per share. The 162,500 warrants have been valued at their estimated fair market value of approximately $95,875 and have been recorded as an original issue discount on the Notes. The original issue discount on the Notes is being expensed as interest expense over the one-year maturity period of the Notes.

NOTE 8

Option grant-

In June 1999, the Compensation Committee of the Board of Directors recommended and the Board approved, subject to stockholder approval of an increase in shares issuable under the Company's 1998 Employee Stock Option Plan, a grant to management and key employees of an aggregate of 460,000 options to purchase shares of common stock at an exercise price per share equal to the greater of fair market value or $1.00 on the effective date of the grant. The proposal to increase the number of shares issuable under the Company's 1998 Employee Stock Option Plan was approved by vote of the Company's stockholders on July 30, 1999. The closing price per share of the Company's common stock on that date was $0.875.

NOTE 9

Commitments and contingencies-

On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Department of Defense Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and has commenced its review of the Company's voluntary disclosure.

The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, might be perceived by the government as a technical violation of DOD billing procedures. Based on its internal review, which was conducted by outside counsel and the results of which were submitted to the DOD Inspector General's office in September 1999, the Company believes that the DOD sustained no actual damages as a result of the matter disclosed by the Company. However, the Company expects to incur legal and other out-of-pocket costs in connection with presenting the results of its internal review and assisting the government in its investigation, adjudication and resolution of this matter. The Company has established a reserve for estimated legal costs and other expenses which it believes is adequate for the resolution of this matter.

                            DOCUCON, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the quarter ended September 30, 1999, resulted in a net loss applicable to common stockholders of approximately $577,000 as compared to a net loss applicable to common stockholders of approximately $1,999,000 for the same quarter in 1998. For the nine months ended September 30, 1999, net loss applicable to common shareholders was approximately $2,425,000 as compared to a net loss applicable to common shareholders of approximately $3,086,000 for the same period in 1998.

Revenues were approximately $2,013,000 for the quarter ended September 30, 1999, as compared to approximately $592,000 for the same quarter in 1998. Revenues were approximately $4,478,000 for the nine months ended September 30, 1999, as compared to approximately $2,075,000 for the same period in 1998. These increases were primarily attributable to new contracts obtained during 1999 which resulted in a significant increase in production during the periods.

Production costs increased to approximately $1,379,000 for the quarter ended September 30, 1999, as compared to approximately $600,000 for the 1998 period. Production costs increased to approximately $3,521,000 for the nine months ended September 30, 1999, as compared to approximately $1,957,000 for the same period in 1998. These increases were due primarily to the increased revenue levels. Production costs as a percentage of revenues decreased to approximately 68.5 percent for the three months ended September 30, 1999, as compared to approximately 101.5 percent for the same quarter in 1998. Production costs as a percentage of revenues decreased to approximately 78.6 percent for the nine months ended September 30, 1999 as compared to 94.3 percent for the same period in 1998. These decreases are primarily attributable to the cost efficiencies of operating at greater revenue scale.

Research and development costs were approximately $103,000 for the quarter ended September 30, 1999, as compared to approximately $63,000 in the same period in 1998. Research and development costs were approximately $362,000 and $188,000 for the nine months ended September 30, 1999 and 1998, respectively. These increases were primarily attributable to research and development costs associated with new document management technologies and ongoing development of the Company's workflow systems.

General and administrative expenses decreased to approximately $603,000 for the quarter ended September 30, 1999, as compared to approximately $1,510,000 for the same period in 1998. General and administrative expenses were approximately $1,641,000 for the nine months ended September 30, 1999, as compared to approximately $2,133,000 for the same period in 1998. These decreases were primarily attributable to charges in the third quarter of 1998 of $800,000 related to an allowance for unbilled receivables (see Liquidity and Capital Resources below) and $340,000 related to the buyout of an employment agreement. These decreases were partially offset by increased expenses in 1999 associated with the hiring of new senior management and the opening of a new corporate headquarters office.

Marketing expenses increased to approximately $384,000 for the quarter ended September 30, 1999, as compared to approximately $333,000 for the same period in 1998. Marketing expenses were approximately $1,180,000 and $657,000 for the nine months ended September 30, 1999 and 1998, respectively. These increases were due to extensive new marketing efforts focused on new business development in both the federal and commercial markets and an increase in sales commissions attributable to higher revenue levels during 1999.

                            DOCUCON, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been supplemented through bank borrowings, capital contributions, borrowings from affiliated and unaffiliated lenders, an initial public offering of the Company's Common Stock in 1989, the conversion of warrants into Common Stock, private preferred stock placements and related-party borrowings.

The Company has historically performed a significant percentage of their conversion services for the Department of Defense (DOD) primarily through contracts from the Defense Automated Printing Services Office (DAPS). In December 1997, the DOD awarded a contract with a term of one year for approximately $15.5 million of potential value. The terms of the contract include four additional option years so that the entire contract has a potential value of approximately $77.4 million. As of September 30, 1999, the Company had provided approximately $3.4 million of services under this contract. The nature of this contract is such that it establishes the Company as an approved vendor for projects from DAPS. Since the contract in and of itself does not represent billable production, the Company must still engage in marketing to realize benefits under the contract.

The Company has an allowance for unbilled receivables at September 30, 1999, of approximately $1.6 million. The Company was informed in mid-1997 that funding for certain conversion services being performed under a delivery order had been depleted. Management completed work in production on this delivery order at that time. As a result of the loss of funding for this delivery order, the Company has been unable to collect approximately $1.6 million of conversion services, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues has been shipped to the customer and is in various stages of quality control review. There can be no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to collect the unbilled revenues. Management of the Company believes that a significant portion of such unbilled revenues represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. In the event that the Company collects any of the unbilled revenues in the future, such collections would have a favorable impact on the Company's liquidity and capital resources and results of operations in the period of collection. There are no assurances that the Company will ultimately be able to collect any of the fully reserved unbilled revenues.

On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Department of Defense Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and has commenced its review of the Company's voluntary disclosure.

                            DOCUCON, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, might be perceived by the government as a technical violation of DOD billing procedures. Based on its internal review, which was conducted by outside counsel and the results of which submitted to the DOD Inspector General's office in September 1999, the Company believes that the DOD sustained no actual damages as a result of the matter disclosed by the Company. However, the Company expects to incur legal and other out-of-pocket costs in connection with presenting the results of its internal review and assisting the government in its investigation, adjudication and resolution of this matter. The Company has established a reserve for estimated legal costs and other expenses which it believes is adequate for the resolution of this matter.

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

On June 18, 1999, the Company entered into an accounts receivable purchase agreement (the Financing Agreement) with Silicon Valley Bank (SVB). Under the terms of the agreement as amended, the Company can sell to SVB up to $1,500,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company receives cash advances from the purchase of eligible receivables equal to the face amount of the eligible receivables sold, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of receivables sold. If the Company sells the maximum of $1,500,000 of accounts receivable, new

                            DOCUCON, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


receivables can be sold to replace previously sold accounts receivables that are collected. The Company is obligated to repurchase on demand the unpaid portion of any receivable sold to SVB under certain conditions including (i) an account receivable that remains uncollected 90 calendar days after the invoice date,
(ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. The Company pays aggregate finance charges and administrative fees on the average daily balance of uncollected accounts receivables sold equal to approximately 2.38 percent per month. The aggregate amount of advances and fees owing to SVB are secured by substantially all of the tangible assets of the Company. At September 30, 1999, the balance of face amount of accounts receivables sold and aggregate cash advanced on such receivables was approximately $1,139,000 and $911,000, respectively.

On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the Notes) issued in conjunction with these loans carry a 12 percent annual interest rate. Principal and interest on the Notes are payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based financing (the Financing), as defined. In the event the principal and interest become payable as a result of a Financing, one-half of the then outstanding principal and accrued interest on the entire principal amount of the Notes are payable in cash to the Note holders and such Note holders will receive (i) a number of shares of Company securities, which shall be the same class issued in the Financing, calculated by dividing the remaining outstanding principal divided by the per share price of the securities issued in the Financing and/or (ii) a debt instrument of the same class issued in the Financing, the aggregate of such equity and/or debt securities equal to one-half of the outstanding principal amount of the Notes prior to the Financing. In conjunction with the Notes, the two directors were issued an aggregate of up to 243,750 warrants to purchase common stock of the Company. In the event that the Company completes a Financing by December 31, 1999, the Note holders are entitled to an aggregate of 162,500 warrants. If the Company does not complete a Financing or a sale of greater than 50 percent of the shares of common stock of the Company or the sale of substantially all of the assets of the Company through a merger or acquisition by December 31, 1999, the Note holders are entitled to an additional aggregate of 81,250 warrants. The warrants are exercisable for a period of five years from the September 29, 1999, issuance date of the warrants at a warrant price equal to 75 percent of (i) in the event of a Financing, the common stock equivalent price per share of securities issued to the investor under such Financing or (ii) in the event of a sale of greater than 50 percent of the shares of common stock of the Company or the sale of substantially all of the assets of the Company through a merger or acquisition, the price per share for such shares of common stock. In the event that there is neither a Financing nor a sale of the Company, beginning on September 28, 2000, the warrant price shall be $0.50 per share. The 162,500 warrants have been valued at their estimated fair market value of approximately $95,875 and have been recorded as an original issue discount on the Notes. The original issue discount on the Notes is being expensed as interest expense over the one-year maturity period of the Notes.

Net cash and cash equivalents at September 30, 1999, were approximately $316,000. Trade accounts receivable, net of allowance for doubtful accounts were approximately $1,217,000 at September 30, 1999, and unbilled revenues, net of allowance were approximately $1,113,000. Accounts payable and accrued liabilities were approximately $2,555,000 at September 30, 1999. Net working capital deficit was approximately $1,024,000 at September 30, 1999.

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $11 million, including a net loss of approximately $2.4 million for the nine months ended September 30, 1999. At September 30, 1999, the Company had a working capital deficit of approximately $1.0 million and a total stockholders' deficit of approximately $0.8 million. These matters raise substantial

                            DOCUCON, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

While the recent operating losses are significant, management believes that it has taken proper steps that have resulted in reduced operating losses in the most recent two quarters and will significantly improve the Company's future operating results. Such steps include the sale of its San Antonio office building and repayment of substantially all of the Company's long-term debt in January 1999 and the hiring of experienced management personnel in key senior management positions in 1998 and 1999. Expansion of the Company's marketing efforts has been made to include a wide range of vertical markets and formal and informal partnering relationships with systems integrators, document management software developers and others. The Company's management is also seeking suitable financing for working capital, business expansion and other general corporate purposes. The Company's management believes that the Company's results from operations for the remainder of 1999 will improve and will generate sufficient working capital, along with available cash and anticipated additional capital, to sustain its operations throughout the remainder of the year. However, there can be no assurances that the Company's efforts in the above areas will improve its operating results or that the Company will be successful in obtaining additional financing.

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

YEAR 2000 COMPLIANCE

The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has evaluated its Programs and Systems to identify potential Year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate Year 2000 compliance and conversion. The Year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize data sensitive information for the Year 2000 and beyond. Unless modified prior to the Year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

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

OUTLOOK

During much of 1998 and continuing into the first three quarters of 1999, the Company made changes in its senior management team and has been implementing a strategy that it believes will more fully capitalize on the Company's core competencies in high volume, automated document conversion services. The Company hired a new president and CEO in April 1998 and added a new senior vice president and chief financial officer and vice president of technology and operations in December 1998 and January 1999, respectively. In addition, during 1998, the Company hired a senior vice president of sales and several sales professionals to focus on new business development in both the Federal Government and commercial markets. With its existing contracts with the DOD and the GSA, the Company believes it is well positioned to service the Federal Government customers that have historically comprised a majority of the Company's revenues. In addition, the Company believes that its new commercial sales force will significantly enhance its ability to penetrate non-Federal Government markets.

The Company believes that the turnaround plan it initiated in 1998, which included a new senior management team and a substantial investment in a sales and marketing organization, began to generate improved operating results late in the first quarter of 1999. Monthly revenues have increased significantly since the beginning of the year. Revenues for the month of September 1999 exceeded $700,000, more than triple the average amount of monthly revenues during 1998 and the first two months of 1999. This increase in revenues contributed to a sharp reduction in the Company's losses from operations in the second and third quarters of 1999. The Company believes it can sustain or increase this higher revenue level during the remainder of 1999 and into 2000.

                         PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Department of Defense Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and has commenced its review of the Company's voluntary disclosure.

            The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, might be perceived by the government as a technical violation of DOD billing procedures. Based on its internal review, which was conducted by outside counsel and the results of which were submitted to the DOD Inspector General's office in September 1999, the Company believes that the DOD sustained no actual damages as a result of the matter disclosed by the Company. However, the Company expects to incur legal and other out-of-pocket costs in connection with presenting the results of its internal review and assisting the government in its investigation, adjudication and resolution of this matter. The Company has established a reserve for estimated legal costs and other expenses which it believes is adequate for the resolution of this matter.

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

Dated:      November 15, 1999