Form 10KSB40
period 1999-12-31
DOCUCON INCORPORATED
filed 2000-03-28
CIK 843006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10185

                               DOCUCON, INCORPORATED
                               ---------------------
                      (Name of Small Business Issuer in its Charter)

            DELAWARE                                      74-2418590
--------------------------------                     -------------------
 (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

20 VALLEY STREAM PARKWAY, SUITE 140
    MALVERN, PENNSYLVANIA                                   19355
------------------------------------                 -------------------
(Address of Principal Executive                           (Zip Code)
          Offices)

Issuer's Telephone Number, Including Area Code:         (610) 240-9600
                                                        --------------

Securities Registered Under Section 12(b) of the Exchange Act:

                                                    NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                             ON WHICH REGISTERED
-----------------------------                       ---------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                      NONE

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

      State Issuer's revenues for its most recent fiscal year:  $5,716,520

      State the aggregate market value of the voting stock held by non-affiliates as of March 14, 2000:

               Common Stock, par value $.01 per share - $1,183,554

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                               OUTSTANDING AT MARCH 14, 2000
-----------------------------------------------------------------------------
   COMMON STOCK, PAR VALUE                            3,508,767 SHARES
       $.01 PER SHARE
                       DOCUMENTS INCORPORATED BY REFERENCE
 Certain documents are incorporated by reference into this Annual Report on Form
                               10-KSB. See Item 13.

           Transitional Small Business Issuer Format: Yes [ ] No [X]

================================================================================

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

      For the years ended December 31, 1999 and 1998, the Company spent approximately $377,000, and $280,000, respectively, for research and development activities related to ongoing operations. The Company does not own any patents. The Company uses the word "Docucon" alone and in combination with various designs and logos as a service mark to identify the Company's services. The Company has obtained federal trademark registration for the name "Docucon".

      The Company has performed conversion services since 1987 under four major contracts awarded by the DOD. A $14.8 million contract was awarded by the DOD in early 1996 and subsequently increased by $5.6 million and extended through February 1998. The Company provided approximately $14.7 million of services under this contract, which expired in February 1998. In December 1997 the DOD awarded an additional, similar contract with a term of one year for approximately $15.5 million. The terms of the contract include four additional option years so that the entire contract has a potential value of approximately $77.4 million. As of December 31, 1999, the Company had provided approximately $4 million of services under this contract. In 1999, 1998, and 1997 approximately 63%, 78%, and 87%, respectively, of the Company's operating revenues were derived from services provided DOD customers or contractors, including services provided under these DOD contracts.

      In March 1998, the General Services Administration (CSA) awarded a Federal Supply Schedule to the Company, which is effective until September 30, 2002. Federal Supply Schedules are centralized contracts established by the GSA for the use of all government agencies. There are no limitations to order size or cumulative order under such contracts. Under the Federal Supply Schedule awarded to Docucon, any government agency can buy a wide variety of document conversion services directly from Docucon.

      The Company has also performed conversion services for various commercial companies including Lucent Technologies, Loral Federal Systems, Westinghouse, QED, Texaco Exploration and Production, Inc., Computer Science Corporation, Amoco, Dowell Schlumberger, Ericsson GE, DuPont Pharmaceuticals and Johnson & Johnson.

ASSET PURCHASE AGREEMENT WITH TAB PRODUCTS CO.

      In January 2000, the Company entered into a nonbinding letter of intent
(LOI) and subsequently, in March 2000, signed a definitive asset purchase agreement (TAB Asset Purchase Agreement) with TAB Products Co. (TAB). Under the TAB Asset Purchase Agreement, the Company has agreed, subject to stockholder approval, to sell substantially all of the operating assets of the Company to TAB for cash and the assumption of certain operating liabilities. The acquisition is expected to be consummated during the second quarter of 2000. In conjunction with entering into the LOI and subsequent TAB Asset Purchase Agreement, TAB has agreed to advance the Company cash in the form of secured promissory notes to fund the Company's working capital deficits until the transaction is consummated. Under the TAB Asset Purchase Agreement, these advances from TAB will be deducted from the cash proceeds paid at closing. As of March 17, 2000, TAB has advanced $550,000 under secured promissory notes. The notes bear interest at rates ranging from 10 percent to 13 percent per year and are due on the earlier to occur of the closing of the transaction or April 30, 2000. The notes are secured by a second priority interest in substantially all of the Company's assets. There are no assurances that TAB will continue to fund the Company's working capital deficits indefinitely or that the transaction will be consummated.

Under the TAB Asset Purchase Agreement, a portion of the cash consideration and all of the liabilities assumed in the transaction are variable and are based on the book value of specific operating assets acquired and liabilities assumed, respectively, on the date of Closing. Liabilities not assumed by TAB will be satisfied with a portion of the net cash proceeds from the transaction. The remaining cash proceeds from the transaction, after settlement of liabilities not assumed by TAB and payment of any costs incurred by the Company subsequent to closing, are expected to be distributed to stockholders during 2000. Because the variable portion of the cash consideration from the transaction will not be determined until the closing date and the amount of liabilities not assumed by TAB that must be satisfied out of the cash proceeds will not be known until after the closing, the amount of cash that will ultimately be available for distribution to stockholders in 2000 is not determinable at this time.

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

EMPLOYEES

      At March 1, 2000, the Company had approximately 98 full-time employees and one part-time employee. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management believes the relationship between the Company and its employees is good. In addition to its own employees, Docucon frequently supplements its own workforce by utilizing personnel supplied by temporary staffing companies.


ITEM 2. DESCRIPTION OF PROPERTY.

      In October 1992, the Company purchased an eight-story, 52,000 square foot office building in San Antonio, Texas. In January 1999, the Company sold this building and leased it back from the new owner through December 1999. In December 1999 the Company moved into a new, 31,000 square foot leased facility. This facility is utilized for the Company's San Antonio operations center.

      The Company leases approximately 7,000 square feet of space in Malvern, Pennsylvania for its corporate headquarters and commercial sales office and approximately 1,000 square feet in Vienna, Virginia for its federal government sales office.

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

      Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, that might be perceived by the government as a technical violation of DOD billing procedures.

      The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was orally advised that the Government's investigation of the Company's voluntary disclosure is complete and that criminal prosecution has been declined. The Company remains potentially liable for civil damages. In 1998, the Company established a reserve for estimated legal costs and other expenses that it believes is adequate for the resolution of this matter.

      Except as noted above, no material actions are currently pending against the Company. The Company maintains general liability insurance and other insurance coverages which it believes to be adequate and typical in the industry.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock, par value $.01 per share, is traded on The OTC Bulletin Board (Symbol: DOCU).

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

      The following table sets forth for the fiscal periods indicated the high and low bid prices per share for the Company's Common Stock in the NASDAQ Stock Market's SmallCap Market (for periods up to and including June 11, 1999) and The OTC Bulletin Board (for periods subsequent to June 11, 1999).

                                                                 REPORTED
                                                                BID PRICE
                                                            -----------------
                                                             HIGH        LOW
-----------------------------------------------------------------------------

         1999
       ---------
       First Quarter....................................... $ 0.97     $ 0.63
       Second Quarter......................................   0.69       0.44
       Third Quarter.......................................   0.97       0.50
       Fourth Quarter......................................   0.75       0.41

         1998
       ---------
       First Quarter....................................... $ 4.00     $ 2.52
       Second Quarter......................................   3.00       1.13
       Third Quarter.......................................   2.06       0.78
       Fourth Quarter......................................   1.31       0.78

      The last reported sale price for the Common Stock on The OTC Bulletin Board on March 14, 2000, was $0.50 per share. Bid and asked prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      There were approximately 215 holders of record of the Common Stock as of March 14, 2000, excluding those shares held by depository companies for certain beneficial owners.

      The Company has never paid cash dividends on its Common Stock. Under the terms of the Company's Series A Convertible Preferred Stock, the Company cannot pay dividends on its Common Stock until all accumulated but unpaid dividends on such Preferred Stock have been paid. At December 31, 1999, cumulative undeclared dividends on the Series A Convertible Preferred Stock were approximately $179,000. If the proposed transaction with TAB (see Item 1 - "Asset Purchase Agreement with TAB Products Co.") is consummated, the Company intends to make distributions to common stockholders after cumulative undeclared dividends on the Series A Convertible Preferred Stock are made.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1999 COMPARED TO 1998

      The Company reported a net loss applicable to common stockholders of approximately $3,586,000 for 1999, as compared to a net loss applicable to common stockholders of approximately $5,113,000 in 1998.

      Revenues were approximately $5,717,000 in 1999 as compared to approximately $2,693,000 in 1998. This increase is primarily attributable to new contracts or new business under existing contracts during 1999, which resulted in a significant increase in production during the year.

      Production costs increased from approximately $2,626,000 in 1998 to approximately $4,970,000 in 1999. This increase is primarily attributable to a corresponding increase in revenues in 1999. Production costs as a percentage of revenues decreased from 98% in 1998 to 87% in 1999. This decrease is primarily attributable to the cost efficiencies of operating at a greater revenue scale.

      Research and development costs increased to approximately $377,000 in 1999 as compared to approximately $280,000 in 1998. This increase is primarily attributable to costs associated with new document management technologies and ongoing development of the Company's internal workflow systems.

      General and administrative expenses increased from approximately $1,916,000 in 1998 to approximately $2,079,000 in 1999. This increase is primarily the result of a net increase of one person at the corporate staff level and increases in travel expenses and other corporate overhead. As a percentage of revenues, general and administrative expenses decreased from approximately 71% in 1998 to approximately 36% in 1999. This decrease is primarily attributable to substantially higher revenues with a comparatively modest increase in general and administrative expenses.

      Marketing costs increased from approximately $1,040,000 in 1998 to approximately $1,504,000 in 1999. This increase is primarily a result of extensive new marketing efforts focused on new business development in both the federal and commercial markets and an increase in sales commissions attributable to higher revenues during 1999.

      The provision associated with the allowance for unbilled revenues was zero in 1999 as compared to $1,600,000 in 1998. The allowance in 1998 relates to certain work performed primarily during 1997 under its contract with the DOD (see "Liquidity and Capital Resources" below).

      Depreciation and amortization expense decreased from approximately $348,000 in 1998 to approximately $277,000 in 1999. This decrease is primarily attributable to an increase in fully-depreciated assets and the sale of the Company's San Antonio operations center building in January 1999.

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

      General and administrative expenses increased from approximately $1,029,000 in 1997 to approximately $1,916,000 in 1998. This increase is primarily attributable to a charge of approximately $300,000 relating to the buyout of the employment agreement for the Company's former President and COO, costs relating to the transition to new management and new corporate headquarters office opened in April 1998 and an accrual for legal and other costs relating to the Company's request for admission into the DOD Voluntary Disclosure Program (see Item 3 - "Legal Proceedings").

      Marketing costs increased from approximately $633,000 in 1997 to approximately $1,040,000 in 1998. This increase is primarily a result of the development of government and commercial sales forces.

      The provision associated with the allowance for unbilled revenues was $1,600,000 in 1998 as compared to zero in 1997. The allowance in 1998 relates to certain work performed primarily during 1997 under the Company's contract with the DOD (see "Liquidity and Capital Resources" below).

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

      The Company has performed conversion services since 1987 under four major contracts awarded by the DOD. A $14.8 million contract was awarded by the DOD in early 1996 and subsequently increased by $5.6 million and extended through February 1998. The Company provided approximately $14.7 million of services under this contract, which expired in February 1998. In December 1997 the DOD awarded an additional, similar contract with a term of one year for approximately $15.5 million. The terms of the contract includes four additional option years so that the entire contract has a potential value of approximately $77.4 million. As of December 31, 1999, the Company had provided approximately $4 million of services under this contract. In 1999, 1998, and 1997 approximately 63%, 78%, and 87%, respectively, of the Company's operating revenues were derived from services provided to DOD customers or contractors, including services provided under these DOD contracts.

      At December 31, 1999 and 1998, the Company had approximately $0.5 million and $0.2 million, respectively, of unbilled revenues, net of an allowance of approximately $1,600,000. The allowance for unbilled revenues at December 31, 1999 and 1998 relates primarily to conversion services performed for a DOD customer. The Company's ability to collect these unbilled revenues is dependent upon a number for factors including quality control acceptance and the availability of funding to the DOD customer. The Company was informed by its DOD customer in mid-1997 that funding for certain conversion services being performed under this delivery order had been depleted. Management completed the work that had been placed in production for this customer. As a result, the Company has been unable to invoice and collect approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. Management of the Company believes that a significant portion of such unbilled revenues represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, management believes it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. There are no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice and collect the unbilled revenues.

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

      In November 1997, the Company sold its software division for $6.5 million. Under the provisions of the Asset Purchase Agreement (Agreement) between the Company and the purchaser (Purchaser) of the software division, the Company sold all of the assets related to this division with the exception of certain office furniture and equipment and the Purchaser agreed to assume all of the liabilities of the division with the exception of trade payables, accrued liabilities and tax liabilities of the Company associated with the operations and disposition of the division. Under the terms of the Agreement, the Purchaser paid approximately $800,000 of the purchase price into an escrow fund for purposes of securing payment for any liability of the Company to the Purchaser under the Agreement, including the Purchaser's right to idemnification for uncollectible purchased receivables. The funds in the escrow account, net of any liabilities of the Company to the Purchaser under the agreement, were paid to the Company in the amount of $400,000 in 1998 and the remainder was released to the Company in 1999, which was reflected as a component of other current receivables on the accompanying balance sheet at December 31, 1998.

      In October 1996, the Company obtained long-term financing to replace the then existing mortgage note for its San Antonio operations center building. The new note bore interest at a fixed rate of 9.5%, payable monthly to a commercial bank, and was being amortized over a 20-year term with a 5-year maturity. The note was secured by the Company's building, other fixed assets, accounts receivable and inventory. Approximately $68,000 of debt issuance costs were incurred in connection with this refinancing. In January 1999, the Company sold its San Antonio operations center building. In connection with the sale, the Company paid off the remaining balance of the related secured indebtedness. The Company's proceeds from the sale, net of debt repayments, approximated $800,000.

      On June 18, 1999, the Company entered into an accounts receivable finance agreement (the Financing Agreement) with Silicon Valley Bank (SVB). Under the terms of the agreement, as amended, the Company can receive funding from SVB for up to $1,500,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company receives cash advances from the eligible receivables equal to the face amount of the eligible receivables financed, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of the receivables. If the Company finances the maximum of $1,500,000 of accounts receivable, new receivables can be financed to replace previous accounts receivable that are collected. The Company is obligated to repay on demand the unpaid portion of any receivable financed by SVB under certain conditions including (i) an account receivable that remains uncollected 90 calendar days after the invoice date, (ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. During the fourth quarter of 1999, and subsequent to December 31, 1999, the Company was in technical default under certain provisions of the Financing Agreement. While SVB has not made a declaration of default or demand for payment, it has the right to do so under the provisions of the Financing Agreement.

If such demand were made, it is unlikely that the Company would have the resources to make such payment except through the collections on the underlying secured receivables. The cash advances are reflected in the accompanying financial statements as short-term borrowings. The Company pays aggregate finance charges and administrative fees on the average daily balance of the uncollected financed accounts receivables of approximately 2.38 percent per month. The aggregate amount of advances and fees owed to SVB are secured by substantially all of the tangible assets of the Company. At December 31, 1999, the balances of the accounts receivables financed and the aggregate cash advanced on such receivables was approximately $1,147,000 and $899,000, respectively. Aggregate finance charges and administrative fees related to the Financing Agreement were approximately $130,000 for the year ended December 31, 1999, and are classified as interest expense.

      On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the Notes), issued in conjunction with these loans, carry a 12 percent annual interest rate. Principal and interest on the Notes are payable on the earlier of (i) September 28, 2000, or
(ii) within 10 days of an equity-based financing (the Financing), as defined. In the event the principal and interest become payable as a result of a Financing, one-half of the then outstanding principal and accrued interest on the entire principal amount of the Notes are payable in cash to the Note holders and such Note holders will receive (i) a number of shares of Company securities, which shall be the same class issued in the Financing, calculated by dividing the remaining outstanding principal by the per share price of the securities issued in the Financing and/or (ii) a debt instrument of the same class issued in the Financing, the aggregate of such equity and/or debt securities equal to one-half of the outstanding principal amount of the Notes prior to the Financing. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. Warrants to purchase 162,500 shares of common stock of the Company were granted in September 1999 and the remaining 81,250 were granted in December 1999 based upon the nonoccurrence of certain events. The warrants are exercisable for a period of five years from the September 29,1999, issuance date of the warrants at a price equal to 75 percent of (i) in the event of a Financing, the common stock equivalent price per share of securities issued to the investor under such Financing or (ii) in the event of a sale of greater than 50 percent of the shares of common stock of the Company, the price per share for such shares of common stock. In the event that there is neither a Financing nor a sale of the Company, beginning on September 28, 2000, the warrant price shall be $0.50 per share. The warrants have been valued at an estimated fair market value of approximately $85,000, and have been recorded as an original issue discount on the Notes. The original issue discount on the Notes is being charged to expense as interest expense over the one-year maturity period of the Notes.

      Net cash and cash equivalents at December 31, 1999 were approximately $29,000. Trade accounts receivable, net of allowance for doubtful accounts were approximately $992,000 at December 31, 1999 and unbilled revenues, net of allowance were $523,000. Other receivables were approximately $4,000 at December 31, 1999. Accounts payable and accrued liabilities were approximately $2.6 million at December 31, 1999. Also included in current liabilities is secured indebtedness relating to the Company's accounts receivable Financing Agreement and related party notes from two of the Company's directors. The Company had a net working capital deficit of approximately $2.1 million at December 31, 1999.

      The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $12.1 million, including losses of approximately $5.1 million in 1998 and $3.6 million in 1999. For the years ended December 31, 1999 and 1998, the Company had negative cash flows from operating activities of approximately $2.7 million and $2.1 million, respectively. At December 31, 1999, the Company had a working capital deficit of approximately $2.1 million and a total stockholders' deficit of approximately $1.9 million. A substantial portion of the Company's accounts payable at December 31, 1999 are past due. As discussed in Notes 3 and 8 to the Financial Statements, a significant portion of the Company's historical revenues has been earned from conversion services performed for agencies of the U.S. Government. The Company experienced significant declines in revenues from these agencies in 1997 and 1998 and, during 1998, provided an allowance of $1.6 million on certain unbilled revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

      In January 2000, the Company entered into a nonbinding letter of intent
(LOI) and, subsequently, in March 2000, signed a definitive asset purchase agreement (TAB Asset Purchase Agreement) with TAB Products Co. (TAB). Under the TAB Asset Purchase Agreement, the Company has agreed, subject to stockholder approval, to sell substantially all of the operating assets of the Company to TAB for cash and the assumption of certain operating liabilities. The acquisition is expected to be consummated during the second quarter of 2000. In conjunction with entering into the LOI and subsequent TAB Asset Purchase Agreement, TAB has agreed to advance the Company cash in the form of secured promissory notes to fund the Company's working capital deficits until the transaction is consummated. Under the TAB Asset Purchase Agreement, these advances from TAB will be deducted from the cash proceeds paid at closing. As of March 17, 2000, TAB has advanced $550,000 under secured promissory notes. The notes bear interest at rates ranging from 10-13 percent per year and are due on the earlier to occur of the closing of the transaction or April 30, 2000. The notes are secured by a second priority interest in substantially all of the Company's assets. There are no assurances that TAB will continue to fund the Company's working capital deficits indefinitely or that the transaction will be consummated.

      Under the TAB Asset Purchase Agreement, a portion of the cash consideration and all of the liabilities assumed in the transaction are variable and are based on the book value of specific operating assets acquired and liabilities assumed, respectively, on the date of Closing. Liabilities not assumed by TAB will be satisfied with a portion of the net cash proceeds from the transaction. The remaining cash proceeds from the transaction, after settlement of liabilities not assumed by TAB and payment of any costs incurred by the Company subsequent to closing, are expected to be distributed to stockholders during 2000. Because the variable portion of the cash consideration from the transaction will not be determined until the closing date and the amount of liabilities not assumed by TAB that must be satisfied out of the cash proceeds will not be known until after the closing, the amount of cash that will ultimately be available for distribution to stockholders in 2000 is not determinable at this time.

      The Company's lease of its corporate headquarters in Pennsylvania requires monthly payments of approximately $14,300 through June 2004, which are included as a component of future minimum lease payments for all noncancelable operating leases as described in Note 5. Under the provisions of the TAB Asset Purchase Agreement, the remaining commitment under this lease would not be assumed by TAB. In March 2000, the Company initiated conversations with the lessor with respect to a potential buy-out of the remaining term of this lease in anticipation of the consummation of the TAB Asset Purchase Agreement. While there can be no assurances that the Company will not be required to pay all future contractual amounts under this lease, the Company believes that it is likely that it would be able to buy-out the remaining term of the lease by making a payment to the lessor in an amount substantially less than the contractual amount.

YEAR 2000 COMPLIANCE

      The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. During 1999, the Company evaluated its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize data sensitive information for the year 2000 and beyond. Unless modified, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

      To date, the Company has not experienced any significant problems or disruptions in its operations or management information systems as a result of the year 2000 issue. Although there can be no assurances that it will not encounter any year 2000 issues in the future, the Company believes that the risk of any such issues posing a significant operational problem for the Company is remote. The Company has not incurred significant costs and/or capital expenditures associated with year 2000 compliance and does not expect to incur any significant costs relating to the year 2000 problem in the future.

ITEM 7. FINANCIAL STATEMENTS.

      Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:

                                                                          PAGE
                                                                          ----
       Report of Independent Public Accountants...........................F-1

       Balance Sheets as of December 31, 1999 and 1998....................F-2

       Statements of Operations for the Years Ended
       December 31, 1999 and 1998.........................................F-4

       Statements of Stockholders' Equity (Deficit) for the
       Years Ended December 31, 1999 and 1998.............................F-5

       Statements of Cash Flows for the Years Ended
       December 31, 1999 and 1998.........................................F-6

       Notes to Financial Statements......................................F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      The Company has had no disagreements with its independent accountants within the twenty-four months prior to December 31, 1999 or subsequent to that date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY TECHNICAL PERSONNEL

            The following table sets forth certain information with respect to the Company's Directors, executive officers and key technical personnel:


         NAME                AGE                     POSITION
         ----                ---                     --------
   Edward P. Gistaro         64       Chairman of the Board of Directors

   Douglas P. Gill           51       President, Chief Executive Officer, and
                                        Director

   Warren D. Barratt         40       Senior Vice President, Chief Financial
                                        Officer and Treasurer

   Michael C. Mooney         61       Senior Vice President  - Sales


   Michael Nunley            55       Vice President - Operations and Technology

   Ralph Brown               66       Secretary and Director

   Al R. Ireton              65       Director

   Chauncey E. Schmidt       67       Director

   Robert W. Schwartz        55       Director

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

            Douglas P. Gill was elected President and Chief Executive Officer on April 1, 1998. Mr. Gill was a general partner of Foster Management Company, a venture capital firm, from 1994 until 1998. From 1984 to 1994 Mr. Gill served as First Vice President of Janney Montgomery Scott, Inc., a regional investment banking and brokerage firm, and in various management capacities at Scott Paper Company from 1975 to 1984. Mr. Gill also served as a senior auditor at Arthur Andersen & Co. (now LLP) from 1972 to 1975.

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

            Michael C. Mooney was named Senior Vice President, Federal Programs in July 1998 and Senior Vice President-Sales in June 1999. Prior to joining Docucon, Mr. Mooney served Litton-PRC as Vice President, General Manager for Business Development for Outsourcing Systems and Services and as a manager for PRC Logistics Systems. Mr. Mooney was Senior Vice President of Sales and Marketing for Raxco Software from 1989 to 1990 and from 1977 to 1989 held various senior sales positions at Boeing Computer Services, Computer Sciences Corporation, VM Software and Legent Corporation. Prior to his career in the private sector, Mr. Mooney served in the U.S. Marine Corps from 1961-1967

            Michael Nunley was named Vice President Operations and Technology in January 1999. From 1985 to 1998 Mr. Nunley served in various positions with Lockheed Martin Corporation, most recently as Program Manager for Citibank Projects. Prior to joining Lockheed Martin, Mr. Nunley spent twenty years with the U.S. Air Force in various roles including the development and testing of automated communications systems and maintaining long radar systems.

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

            Robert W. Schwartz was elected to the Board of Directors of the Company in April 1998. Mr. Schwartz founded the Schwartz Heslin Group, Inc. ("SHG"), an investment banking firm, in 1985. As Managing Director of SHG, Mr. Schwartz specializes in corporate planning, finance and development. From 1980 to 1985, he was founder, President and Chief Executive Officer of Winsource, Inc., a high tech firm which packaged and marketed integrated telephone and computer systems. Mr. Schwartz served as President, Chief Operating Officer and Director of Coradian Corporation and as Vice President and Chief Financial Officer of Garden Way Manufacturing Corporation from 1975 to 1980 and 1970 to 1975, respectively. SHG has been retained by the Company in the past to provide investment and financial advice.


GENERAL

            Directors of the Company hold office until the next Annual Meeting of Stockholders of the Company and until their successors are elected and qualified. Executive officers of the Company are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements or understandings known to the Company between any of the Directors, nominees for Director or executive officers of the Company and any other person pursuant to which any of such persons was elected as a Director or an executive officer, except as set forth below under Item 10, "Executive Compensation Employment Agreements" and Item 12, "Certain Relationships and Related Transactions." There are no family relationships between any Directors, nominees for Director or executive officers of the Company.

            Prior to joining the Company, Mr. Barratt served as Senior Vice President and Chief Financial Officer of U.S. Physicians, Inc. In October 1998, U.S. Physicians, Inc. filed a bankruptcy case under Chapter 11 of the U.S. Code (the Bankruptcy Code) and such case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code.


COMPLIANCE WITH SECTION 16(A) OF THE
   SECURITIES EXCHANGE ACT OF 1934

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1999 through March 1, 2000, all officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION -- GENERAL

            The following table sets forth compensation earned by or awarded to the Chief Executive Officer and the named executive officers for all services rendered to the Company in 1999, 1998 and 1997.

SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                           --------------------------------    --------------------
                                                     BONUS/ANNUAL  OTHER                                 ALL
                                                      INCENTIVE    ANNUAL     SECURITIES  LONG-TERM     OTHER
NAME AND PRINCIPAL                                      AWARD      COMPEN-    UNDERLYING  INCENTIVE    COMPEN-
POSITION                         YEAR      SALARY(1)    (2)(3)     SATION(4)   OPTIONS(5)   PAYOUTS    SATION(6)
------------------             --------    --------    --------    --------    --------    --------    --------
Douglas P. Gill ...........      1999      $200,000    $ 10,407    $   --        71,920    $   --      $     20
 President and                   1998       149,020      50,000        --       275,000        --            20
 Chief Executive Officer

Warren D. Barratt .........      1999       140,000       7,285        --       116,825        --            20
 Senior Vice President,          1998         5,385        --          --       100,000        --            20
 Chief Financial
 Officer, and Treasurer

Michael C. Mooney .........      1999       100,000        --          --        39,625        --        52,864
 Vice President, Sales           1998        61,918        --          --        32,650        --        33,599

Paul M. Nunley ............      1999       130,000       6,764        --        98,460        --            20
 Vice President, Operations
 and Technology

(1) During 1999, the executive officers listed in the table above, and others, elected to delay payment of a portion of their salaries. The total amount of the unpaid salary is $85,846 for the executive officers listed in the table above and it remains unpaid as of March 17, 2000.

(2) Messrs. Gill, Barratt and Nunley are each eligible to receive an annual bonus under his employment contract of up to 50% of his annual base salary, to be awarded at the discretion of the Board of Directors. For 1998, Mr. Gill was entitled to a bonus of 25% of his base salary. For 1999 Messrs. Gill, Barratt and Nunley were eligible to receive bonuses under the 1999 Bonus Plan for Senior Management, as approved by the Board of Directors, under which certain revenue, gross margin, operating profit and net income/loss targets must be met. During 1999, $24,456 was earned under this plan of which $20,962 remains unpaid at March 17, 2000.


(3) During 1999, as payment for his 1998 bonus Mr. Gill received $8,333 in cash and 55,556 shares of the Company's common stock that had a current market value of $41,667 on the date it was issued.

(4) Aggregate perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus listed above.

(5) In April 1998, Mr. Gill was awarded options to purchase 225,000 shares of the Company's common stock at an exercise price of $4.00 per share. In December 1998, the exercise price of these options was reset to $1.00 per share.

(6) Consists of premiums of $20 paid under the Company's group term life insurance program for Messrs. Gill Barratt, Mooney and Nunley. Mr. Mooney is eligible to receive a sliding-scale commission under his employment contract of 1.00% to 2.00% of the total value of monthly invoices to federal government and related customers. He is also eligible to receive a commission of 0.5% of the value of monthly invoices to non-federal government and related customers.

STOCK OPTION GRANTS IN 1999

                                                        INDIVIDUAL GRANTS
                                ----------------------------------------------------------------
                                  NUMBER OF        % OF TOTAL
                                 SECURITIES      OPTIONS GRANTED     EXERCISE
                                 UNDERLYING        TO EMPLOYEES        PRICE         EXPIRATION
   NAME                       OPTIONS GRANTED     IN FISCAL YEAR     PER SHARE          DATE
   ----                         ------------       ------------     ------------    ------------
Douglas P. Gill ............          71,920               11.9%    $    1.00         07/30/09
Warren D. Barratt (1) ......         116,825               19.4%         1.00         07/30/09
Michael C. Mooney (2) ......          39,625                6.6%         1.00         07/30/09
Paul M. Nunley .............          73,460               12.2%         1.00         07/30/09
Paul M. Nunley .............          25,000                4.1%         1.00         01/11/09
Paul M. Nunley .............          75,000(3)            12.4%         1.00         01/11/06
------------

(1) In December 1998, Mr. Barratt was granted an option to purchase 25,000 shares of the Company's common stock with an exercise price of $0.875 per share and an expiration date of 12/18/08 under the 1998 Employee Stock Option Plan. Also in December 1998, Mr. Barratt was granted an option to purchase 75,000 shares of the Company's common stock with an exercise price of $0.875 per share and an expiration date of 12/20/05 under the 1998 Executive Non-Statutory Plan. These options vest immediately and become exercisable on 9/20/05. Exercisability of the options is accelerated in 4,167 share increments for each $2.00 per share incremental increase in the quoted market price per share of the Company's common stock above $1.00 per share. These shares represented 3.0% and 8.9%, respectively, of all options granted to employees during 1998.

(2) In June 1998, Mr. Mooney was granted an option to purchase 12,500 shares of the Company's common stock with an exercise price of $2.00 per share and an expiration date of 06/09/08 under the 1998 Employee Stock Option Plan. In July 1998, Mr. Mooney was granted an option to purchase 20,150 shares of the Company's common stock with an exercise price of $2.063 per share and an expiration date of 07/10/08 under the 1998 Employee Stock Option Plan. These shares represented 1.5% and 2.4%, respectively, of all options granted to employees during 1998.

(3) In January 1999, Mr. Nunley was granted an option to purchase 75,000 shares of the Company's common stock with an exercise price of $1.00 per share and an expiration date of 01/11/06 under the 1998 Executive Non-Statutory Plan. These options vest immediately and become exercisable on 10/11/05. Exercisability of the options is accelerated in 4,167 share increments for each $2.00 per share incremental increase in the quoted market price per share of the Company's common stock above $1.00 per share.

STOCK OPTION EXERCISES IN 1999 AND OPTION VALUES AT DECEMBER 31, 1999

                                                                                                VALUE OF UNEXERCISED
                               SHARES                      NUMBER OF UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                              ACQUIRED                          AT DECEMBER 31, 1999             AT DECEMBER 31, 1999
                                 ON             VALUE       ----------------------------    ----------------------------
           NAME               EXERCISE        REALIZED      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
           ----             ------------    ------------    ------------    ------------    ------------    ------------
Douglas P. Gill ........            --      $       --            50,000         296,920    $       --      $       --
Warren D. Barratt ......            --      $       --             8,334         208,491    $       --      $       --
Michael C. Mooney ......            --      $       --             5,432          66,843    $       --      $       --
Paul M. Nunley .........            --      $       --              --           173,460    $       --      $       --

TEN-YEAR OPTION REPRICINGS

                                        SECURITIES                                                                    LENGTH OF
                                        UNDERLYING        MARKET PRICE       EXERCISE PRICE                        ORIGINAL OPTION
                                         NUMBER OF        OF STOCK AT         OF STOCK AT                          TERM REMAINING
                                          OPTIONS           TIME OF             TIME OF         NEW EXERCISE         AT DATE OF
     NAME                DATE            REPRICED           REPRICING          REPRICING            PRICE             REPRICING
     ----          ---------------    ---------------    ---------------    ---------------    ---------------    -----------------
Douglas P. Gill           12/15/98            225,000    $   1.00            $   4.00          $     1.00          6 years, 5 months

EMPLOYMENT AGREEMENTS

            The Company entered into an employment agreement with Mr. Douglas P. Gill on April 1, 1998, which carries a seven-year term. Pursuant to the terms of the agreement, Mr. Gill is to be paid $200,000 per annum, an auto allowance, and an annual performance bonus to be determined by the Board of Directors.

            The Company entered into employment agreements with Messrs. Michael
C. Mooney, Senior Vice President-Sales; Warren D. Barratt, Senior Vice President, Chief Financial Officer and Treasurer; and Paul M. Nunley, Vice President Operations and Technology, in May 1998, December 1998 and January 1999, respectively. Each of the agreements carries a three-year term and provides for a base salary and an annual performance bonus to be determined by the Board of Directors.

            Each of the agreements for Messrs. Gill, Mooney, Barratt and Nunley are terminable upon 30 days prior written notice by either the Company or the employee, or by the Company "for cause" at any time. Further, each agreement requires that the employee keep Company matters confidential, restricts the employee from being directly or indirectly involved with any entity in a business competitive with that of the Company for specified periods of time following the termination of the agreement, and provides for a severance payment to the employee in the event he is terminated by the Company without cause.

            In the event the employees above were to be terminated by the Company without cause, the Company would be required to make aggregate severance payments of $720,000. The definition of termination without cause under each of the employee agreements includes a change of control of the Company and/or a sale of substantially all of the Company's assets.

STOCK OPTIONS

1988 STOCK OPTION PLAN

            The Company has a 1988 Stock Option Plan, currently covering an aggregate of 415,000 shares of Common Stock. The 1988 Stock Option Plan provides for the grant to officers, Directors and key employees of the Company of incentive stock options ("ISOs") intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options ("NQSOs"). The 1988 Stock Option Plan was approved by the stockholders of the Company on November 15, 1988. Amendments to the 1988 Stock Option Plan increasing the number of shares covered thereby were approved by the stockholders of the Company on April 21, 1989, May 14, 1991 May 7, 1992, and August 12, 1997. As of March 1, 2000, under the 1988 Stock Option Plan there were outstanding options to purchase 203,962 shares of the Company's Common Stock at prices ranging from $1.00 to $5.52 per share.

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

1991 DIRECTOR NON-STATUTORY STOCK OPTION PLAN

            The Company also has a 1991 Director Non-Statutory Stock Option Plan (the "1991 Director Plan"), currently covering an aggregate of 210,000 shares of Common Stock. The 1991 Director Plan was approved by the stockholders of the Company on May 7, 1992 and provides for the grant of NQSOs to non-employee Directors of the Company. An amendment to increase the number of shares offered and reserved for the 1991 Director Plan was approved by the stockholders of the Company on June 9, 1998. As of March 1, 2000, there were outstanding under the 1991 Director Non-Statutory Stock Option Plan options to purchase 130,000 shares of the Company's Common Stock at prices ranging from $0.875 to $5.52 per share.

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

            During 1999, Messrs. Ralph Brown, Al Ireton, and Chauncey Schmidt, all Directors of the Company, were granted options covering 6,250 shares each of Common Stock at an exercise price of $0.875 per share. Messrs. Edward Gistaro and Robert Schwartz, both Directors of the Company, were each granted options covering 7,500 shares of Common Stock at an exercise price of $0.875, respectively. The exercise price per share of each such option was not less than the closing price of the Common Stock reported on The OTC Bulletin Board on the date of the grant.

1998 EMPLOYEE STOCK OPTION PLAN

            On April 1, 1998, the Company approved the 1998 Employee Stock Option Plan (the 1998 Employee Plan) covering 187,500 shares of common stock. The plan was amended effective July 30, 1999 to increase the number of shares reserved to 687,500. Unless terminated earlier by the Board of Directors, the 1998 Plan will terminate on March 31, 2008. The purpose of the plan is to supplement and replace the 1988 Stock Option Plan (the 1988 Plan). The 1998 Employee Plan provides for the grant to key employees of the Company of incentive stock options (ISOs) intended to qualify under Section 422(b) of the Internal Revenue Code and nonqualified stock options (NQSOs). As of March 1, 2000, under the 1998 Stock Option Plan there were outstanding options to purchase 582,221 shares of the Company's Common Stock at prices ranging from $0.750 to $2.063 per share.

            Under the 1998 Employee Plan, which is administered by the Stock Option Committee of the board of directors, key employees may be granted options to purchase shares of the Company's common stock at 100 percent of fair market value on the date of grant (or 110 percent of fair market value in the case of an ISO granted to a 10 percent stockholder/grantee). Options granted under the 1998 Employee Plan must be exercised within 10 years from the date of grant, vest at varying times as determined by the Stock Option Committee, are nontransferable except by will or pursuant to the laws of descent and distribution and expire within three months after termination of employment, unless such termination is by reason of death or disability or for cause. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth on the option. Such payment must be made in cash or through delivery of shares of common stock or a combination of cash and common stock, all as determined by the Stock Option Committee. The Stock Option Committee may determine other terms applicable to particular options. The aggregate fair market value (determined at the time each ISO is granted) of the shares of common stock with respect to which ISOs issued to any one person under the 1998 Employee Plan are exercisable for the first time during any calendar year may not exceed $100,000.

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

1998 EXECUTIVE NON-STATUTORY PLAN

            In 1998, the Company approved the 1998 Executive Non-Statutory Plan (the 1998 NQSO Plan), covering 375,000 shares of common stock. Unless terminated earlier by the Board of Directors, the 1998 NQSO Plan will terminate on March 31, 2008. The 1998 NQSO Plan provides executives of the Company the added incentive of performance-based compensation and stock ownership through the grant of nonqualified stock options. The purpose of the plan is to stimulate the efforts of executive management to increase shareholder wealth by the performance of specific goals designed to increase shareholder wealth in the form of an increased market price of the Company's stock. As of March 1, 2000, under the 1998 Executive Non-Statutory Plan there were outstanding options to purchase 375,000 shares of the Company's Common Stock at prices ranging from $0.875 to $1.00 per share.

      Under the 1998 NQSO Plan, identified executives may be granted long-term options to purchase shares of the Company's common stock at a price specified on the date of the grant subject to certain acceleration rights upon attainment of specific goals. The 1998 NQSO Plan is administered by the Stock Option Committee. Options granted under the 1998 NQSO Plan will expire 10 years from the date of grant, vest immediately or at varying times as determined by the NQSO Committee, are nontransferable except by will or pursuant to the laws of descent and distribution. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth on the option. Such payment must be made in cash or through delivery of shares of common stock or a combination of cash and common stock, all as determined by the NQSO Committee. The NQSO Committee may determine other terms applicable to particular options. The 1998 NQSO Plan may be amended at any time by a vote of the Board of Directors.

EMPLOYEE STOCK PURCHASE PLAN

            The Company's 1993 Employee Stock Purchase Plan (the "Purchase Plan") was approved by the stockholders at the 1994 Annual Meeting of Stockholders and amended on August 12, 1997 and June 9, 1998. Under the Purchase Plan, eligible employees may elect to have up to 10% of their Base Pay (as defined) deducted and utilized for the purchase of Common Stock of the Company in annual or semiannual offerings to be made by the Company to eligible employees. The Company has reserved 350,000 shares of Common Stock for issuance pursuant to the Stock Purchase Plan. The Company's stockholders approved an increase of an additional 100,000 shares and an extension of the Purchase Plan until December 31, 2001 in June 1998. The Company issued 51,907 (plus 424 shares of treasury stock), 24,398 treasury shares and 26,809 new shares in December 1999, January 1999 and January 1998 pursuant to this Plan at purchase prices of $0.37, $0.77 and $3.40 per share, which represents 85% of the closing price on December 31, 1999, December 31,1998, and December 30, 1997, respectively. At March 1, 2000, 156,881 shares remain available for issuance.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 2000, by all persons known to the Company to own beneficially more than 5% of the Company's Common Stock.

                           NAME AND                AMOUNT AND
                          ADDRESS OF                NATURE OF           PERCENT
TITLE OF CLASS         BENEFICIAL OWNERS      BENEFICIAL OWNERSHIP     OF CLASS
--------------       ------------------------ --------------------     --------
Common Stock,        Edward P. Gistaro                  377,219(1)        10.12
par value $.01       20 Valley Stream Parkway
per share            Suite 140
                     Malvern, PA 19355

----------------------
(1) Includes 9,167 shares subject to currently exercisable stock options and 150,000 shares underlying a warrant to purchase Common Stock. The percentage of ownership is based on 3,726,265 shares outstanding.


            The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 2000 (a) by each of the Company's Directors, (b) by the Company's Chief Executive Officer and the other named executive officers, and (c) by all Directors and executive officers as a group.

                       NAME AND                AMOUNT AND
                      ADDRESS OF               NATURE OF             PERCENT
TITLE OF CLASS    BENEFICIAL OWNER (1)   BENEFICIAL OWNERSHIP (2)   OF CLASS (3)
--------------------------------------------------------------------------------
Common Stock,     Edward P. Gistaro              377,219 (4)            10.12
par value $.01    Douglas P. Gill                120,556 (5)             3.33
per share         Ralph Brown                    102,108 (6)             2.84
                  Al R. Ireton                    50,708 (7)             1.41
                  Chauncey E. Schmidt            181,958 (8)             4.93
                  Robert W. Schwartz              20,501 (9)             0.57
                  Warren D. Barratt                8,334 (10)            0.23
                  Paul M. Nunley                   8,334 (10)            0.23
                  Michael C. Mooney               25,432 (11)            0.71
                  All Directors and
                  executive officers
                  as a Group (9
                  persons including
                  the above)                     895,150 (12)           22.47

--------------------

(1) The address for all persons named is 20 Valley Stream Parkway, Suite 140, Malvern, Pennsylvania 19355.

(2) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(3) Unless otherwise indicated below, the percentage of ownership is based upon 3,567,098 shares of Common Stock outstanding, which includes 58,331 shares of Common Stock into which outstanding shares of Preferred Stock are convertible and which the holders of the Preferred Stock are entitled to vote.

(4) Includes 9,167 shares subject to currently exercisable stock options and 150,000 shares underlying a warrant to purchase Common Stock. The percentage of ownership is based on 3,726,265 shares outstanding.

(5) Includes 50,000 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,617,098 shares outstanding.

(6) Includes 26,875 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,593,973 shares outstanding.

(7) Includes 29,375 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,596,473 shares outstanding.

(8) Includes 29,375 shares subject to currently exercisable stock options and 93,750 shares underlying a warrant to purchase Common Stock. The percentage of ownership is based on 3,690,223 shares outstanding.

(9) Includes 5,834 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,572,932 shares outstanding.

(10) Includes 8,334 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,575,432 shares outstanding.

(11) Includes 5,432 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,572,530 shares outstanding.

(12) Includes 172,726 shares subject to currently exercisable stock options and 243,750 shares underlying warrants to purchase Common Stock. The percentage of ownership is based on 3,983,574 shares outstanding.

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

      On September 29, 1999, two directors of the Company loaned the Company as aggregate of $325,000. The promissory notes (the Notes), issued in conjunction with these loans, carry a 12 percent annual interest rate. Principal and interest on the Notes are payable on the earlier of (i) September 28, 2000, or
(ii) within 10 days of an equity-based financing (the Financing), as defined. In the event the principal and interest become payable as a result of a Financing, one-half of the then outstanding principal and accrued interest on the entire principal amount of the Notes are payable in cash to the Note holders and such Note holders will receive (i) a number of shares of Company securities, which shall be the same class issued in the Financing, calculated by dividing the remaining outstanding principal by the per share price of the securities issued in the Financing and/or (ii) a debt instrument of the same class issued in the Financing, the aggregate of such equity and/or debt securities equal to one-half of the outstanding principal amount of the Notes prior to the Financing. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. Warrants to purchase 162,500 shares of common stock of the Company were granted in September 1999 and the remaining 81,250 were granted in December 1999 based upon the nonoccurrence of certain events. The warrants are exercisable for a period of five years from the September 29,1999, issuance date of the warrants at a price equal to 75 percent of (i) in the event of a Financing, the common stock equivalent price per share of securities issued to the investor under such Financing or (ii) in the event of a sale of greater than 50 percent of the shares of common stock of the Company the price per share for such shares of common stock. In the event that there is neither a Financing nor a sale of the Company, beginning on September 28, 2000, the warrant price shall be $0.50 per share. The warrants have been valued at an estimated fair market value of approximately $85,000, and have been recorded as an original issue discount on the Notes. The original issue discount on the Notes is being charged to expense as interest expense over the one-year maturity period of the Notes.

       Since September 29, 1999, no officer, executive officer, or affiliate of the Company has entered into any other direct or indirect material transactions, or series of transactions, or had any direct or indirect material interest in any proposed transaction, or series of transactions, to which the Company is to be a party where the amount involved exceeds $60,000.

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

   10.16    Employment Agreement, December 20, 1998, between Docucon,
                Incorporated and Warren D. Barratt.

   10.17    Employment Agreement, January 4, 1999, between Docucon,
                Incorporated and Michael Nunley.

   10.18    Amendment of Bylaws filed as Exhibit 10.18 to the Company's
                Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 is herein incorporated by reference.

   10.19    Accounts Receivable Purchase Agreement dated June 18, 1999, between Silicon Valley Bank and Docucon, Incorporated filed as
                Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 is herein incorporated by reference.

   10.20    Asset Purchase Agreement by and among TAB Products Co., Bunt
                Acquisition Corp. and Docucon, Incorporated dated March 7, 1999

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

                                    Date: March 27, 2000

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       CAPACITY                    DATE
       ------------                    ------------               ----------

       DOUGLAS P. GILL          President, Chief Executive      March 27, 2000
----------------------------       Officer and Director
     /S/ Douglas P. Gill       (Principal Executive Officer)

      WARREN D. BARRATT            Senior Vice President        March 27, 2000
----------------------------   Chief Financial Officer and
    /S/ Warren D. Barratt   Treasurer (Principal Financial and
                                    Accounting Officer)

      EDWARD P. GISTARO     Chairman of the Board of Directors  March 27, 2000
----------------------------
    /S/ Edward P. Gistaro

         RALPH BROWN                     Director               March 27, 2000
----------------------------
       /S/ Ralph Brown

        AL R. IRETON                     Director               March 27, 2000
----------------------------
      /S/ Al R. Ireton

     CHAUNCEY E. SCHMIDT                 Director               March 27, 2000
----------------------------
   /S/ Chauncey E. Schmidt

     ROBERT W. SCHWARTZ                  Director               March 27, 2000
----------------------------
   /S/ Robert W. Schwartz

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Docucon, Incorporated:

We have audited the accompanying balance sheets of Docucon, Incorporated, as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon, Incorporated, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows which has resulted in working capital and stockholder equity deficiencies, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1, including entering into an agreement to sell substantially all of the Company's operating assets and the assumption of certain operating liabilities by the potential acquiror, subject to stockholder approval. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          /S/  ARTHUR ANDERSEN LLP

San Antonio, Texas
March 2, 2000

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                                                  DECEMBER 31
                                                                            ------------------------
                            ASSETS                                             1999          1998
                                                                            ----------    ----------

CURRENT ASSETS:
  Cash and cash equivalents ............................................    $   28,835    $1,082,321
  Accounts receivable, trade, net of allowance for
   doubtful accounts of $8,887 and $4,444 at December 31, 1999 and 1998,
   respectively ........................................................       992,243       373,366
  Unbilled revenues, net of allowance of $1,600,000 at December 31,
   1999 and 1998 .......................................................       523,014       193,722
  Other receivables ....................................................         3,876       374,379
  Prepaid expenses and other ...........................................       183,530       123,921
  Asset held for sale, net .............................................          --       1,668,467
                                                                            ----------    ----------

                    Total current assets ...............................     1,731,498     3,816,176
                                                                            ----------    ----------

PROPERTY AND EQUIPMENT:
  Conversion systems ...................................................     5,132,390     4,858,930
  Furniture and fixtures ...............................................       254,907       243,167
  Leasehold improvements ...............................................        55,047         9,476
                                                                            ----------    ----------

                    Total property and equipment .......................     5,442,344     5,111,573

  Less- Accumulated depreciation and amortization ......................     4,980,000     4,704,152
                                                                            ----------    ----------

                    Net property and equipment .........................       462,344       407,421
                                                                            ----------    ----------

OTHER ASSETS, net ......................................................        27,300        48,896
                                                                            ----------    ----------

                    Total assets .......................................    $2,221,142    $4,272,493
                                                                            ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                                 BALANCE SHEETS

                                                                                     DECEMBER 31
                                                                            -----------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            1999             1998
                                                                            ------------     ------------
CURRENT LIABILITIES:
  Accounts payable .....................................................    $  1,385,635     $    218,059
  Accrued liabilities ..................................................       1,186,682        1,191,351
  Deferred revenues ....................................................            --             40,601
  Other current liabilities ............................................          45,886           44,087
  Current maturities of long-term debt .................................            --            927,502
  Current maturities of capital lease obligations ......................          55,727           29,537
  Secured indebtedness .................................................         899,004             --
  Related-party notes, net of unamortized discount of $70,665 ..........         254,335             --
                                                                            ------------     ------------

           Total current liabilities ...................................       3,827,269        2,451,137
                                                                            ------------     ------------

CAPITAL LEASE OBLIGATIONS ..............................................          75,202           76,141
                                                                            ------------     ------------

OTHER LONG-TERM OBLIGATIONS ............................................         226,310          269,476
                                                                            ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $1.00 par value, 10,000,000 shares authorized-
   Series A, 60 shares authorized, 7 shares issued and outstanding as of
   December 31, 1999 and 1998 ..........................................               7                7
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 3,508,767 and 3,306,216 shares outstanding
   as of December 31, 1999 and 1998, respectively ......................          35,088           33,062
  Additional paid-in capital ...........................................      10,209,903       10,027,337
  Accumulated deficit ..................................................     (12,148,401)      (8,581,573)
  Treasury stock, at cost, 4,495 shares and 2,917 shares
   as of December 31, 1999 and 1998, respectively ......................          (4,236)          (3,094)
                                                                            ------------     ------------

           Total stockholders' equity (deficit) ........................      (1,907,639)       1,475,739
                                                                            ------------     ------------

           Total liabilities and stockholders' equity (deficit) ........    $  2,221,142     $  4,272,493
                                                                            ============     ============

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31
                                                        ---------------------------
                                                           1999            1998
                                                        -----------     -----------
OPERATING REVENUES .................................    $ 5,716,520     $ 2,693,497
                                                        -----------     -----------

COSTS AND EXPENSES:
  Production .......................................      4,969,905       2,626,315
  Research and development .........................        377,050         280,088
  General and administrative .......................      2,079,124       1,916,489
  Allowance for unbilled revenues ..................           --         1,600,000
  Marketing ........................................      1,503,806       1,039,768
  Depreciation and amortization ....................        277,115         347,556
                                                        -----------     -----------

                  Total costs and expenses .........      9,207,000       7,810,216
                                                        -----------     -----------

OPERATING LOSS .....................................     (3,490,480)     (5,116,719)

OTHER INCOME (EXPENSE):
  Interest expense .................................       (188,547)       (193,892)
  Interest income ..................................         31,452         200,037
  Other, net .......................................         80,747            --
                                                        -----------     -----------

LOSS BEFORE INCOME TAXES ...........................     (3,566,828)     (5,110,574)

INCOME TAX BENEFIT .................................           --            24,880
                                                        -----------     -----------

NET LOSS ...........................................     (3,566,828)     (5,085,694)
                                                        -----------     -----------

PREFERRED STOCK DIVIDEND REQUIREMENTS ..............        (19,250)        (27,462)
                                                        -----------     -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .........    $(3,586,078)    $(5,113,156)
                                                        ===========     ===========

BASIC AND DILUTED LOSS PER COMMON SHARE ............    $     (1.06)    $     (1.55)
                                                        ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      3,386,768       3,300,056
                                                        ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    PREFERRED STOCK                     COMMON STOCK
                                                              -----------------------------     -----------------------------
                                                                 NUMBER                          NUMBER OF
                                                                OF SHARES         AMOUNT           SHARES           AMOUNT
                                                              ------------     ------------     ------------     ------------
BALANCE, December 31, 1997 ...............................              12     $         12        3,260,889     $     32,609
   Stock option exercises ................................            --               --              2,500               25
   Shares issued pursuant to employee stock plans ........            --               --             26,809              268
   Shares issued to pay preferred stock dividends ........            --               --             10,318              103
   Purchase of treasury stock ............................            --               --            (36,250)            (362)
   Conversion of Series A preferred stock ................              (5)              (5)          41,950              419
   Accrued dividends on preferred stock ..................            --               --               --               --
   Net loss ..............................................            --               --               --               --
                                                              ------------     ------------     ------------     ------------

BALANCE, December 31, 1998 ...............................               7                7        3,306,216           33,062
   Warrants issued .......................................            --               --               --               --
   Purchase of treasury stock ............................            --               --            (26,400)            (264)
   Treasury shares issued pursuant to employee stock plans            --               --             24,822              249
   Shares issued in satisfaction of accrued liabilities ..            --               --            152,222            1,522
   Shares issued pursuant to employee stock plans ........            --               --             51,907              519
   Net loss ..............................................            --               --               --               --
                                                              ------------     ------------     ------------     ------------

BALANCE, December 31, 1999 ...............................               7     $          7        3,508,767     $     35,088
                                                              ============     ============     ============     ============

                                                                                                                      TOTAL
                                                                ADDITIONAL                                        STOCKHOLDERS'
                                                                 PAID-IN         ACCUMULATED       TREASURY          EQUITY
                                                                 CAPITAL           DEFICIT          STOCK           (DEFICIT)
                                                               ------------     ------------     ------------     ------------

BALANCE, December 31, 1997 ...............................     $ 10,069,173     $ (3,407,063)    $       --       $  6,694,731
   Stock option exercises ................................            5,475             --               --              5,500
   Shares issued pursuant to employee stock plans ........             (268)            --               --               --
   Shares issued to pay preferred stock dividends ........             (103)            --               --               --
   Purchase of treasury stock ............................             --               --            (49,620)         (49,982)
   Conversion of Series A preferred stock ................          (46,940)            --             46,526             --
   Accrued dividends on preferred stock ..................             --            (88,816)            --            (88,816)
   Net loss ..............................................             --         (5,085,694)            --         (5,085,694)
                                                               ------------     ------------     ------------     ------------

BALANCE, December 31, 1998 ...............................       10,027,337       (8,581,573)          (3,094)       1,475,739
   Warrants issued .......................................           85,312             --               --             85,312
   Purchase of treasury stock ............................             --               --            (25,550)         (25,814)
   Treasury shares issued pursuant to employee stock plans             (249)            --             24,408           24,408
   Shares issued in satisfaction of accrued liabilities ..           78,561             --               --             80,083
   Shares issued pursuant to employee stock plans ........           18,942             --               --             19,461
   Net loss ..............................................             --         (3,566,828)            --         (3,566,828)
                                                               ------------     ------------     ------------     ------------

BALANCE, December 31, 1999 ...............................     $ 10,209,903     $(12,148,401)    $     (4,236)    $ (1,907,639)
                                                               ============     ============     ============     ============

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31
                                                                                  ---------------------------
                                                                                     1999            1998
                                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................    $(3,566,828)    $(5,085,694)
   Adjustments to reconcile net loss to net cash used in operating activities-
      Depreciation and amortization ..........................................        277,115         347,556
      Allowance for unbilled revenues ........................................           --         1,600,000
      Noncash compensation accrual ...........................................           --           313,563
      Gain on sale of assets .................................................         80,708            --
      Amortization of discount on related-party notes ........................         14,647            --
      Changes in current assets and current liabilities-
        (Increase) decrease in net receivables and unbilled revenues .........       (577,666)        688,057
        Increase in prepaid expenses and other ...............................        (59,609)        (25,351)
        Increase in accounts payable and accrued liabilities .................      1,181,693         203,118
        Increase (decrease) in taxes payable .................................           --          (191,000)
        Increase (decrease) in deferred revenues .............................        (40,601)         40,601
                                                                                  -----------     -----------

                    Net cash used in operating activities ....................     (2,690,541)     (2,109,150)
                                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................................       (260,219)       (270,951)
   Proceeds from sale of building ............................................      1,782,609            --
                                                                                  -----------     -----------

                    Net cash provided by (used in) investing activities ......      1,522,390        (270,951)
                                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related-party notes and warrants ............................        325,000            --
   Payments under line of credit .............................................           --          (504,000)
   Increase in secured indebtedness, net .....................................        899,004            --
   Principal payments on long-term debt and other obligations ................       (968,869)       (588,299)
   Principal payments under capital lease obligations ........................        (45,301)        (16,766)
   Proceeds from employee stock purchase plan ................................         19,461          18,786
   Proceeds from exercise of stock options ...................................           --             5,500
   Payment of preferred stock dividends ......................................        (88,816)           --
   Purchase of treasury stock ................................................        (25,814)        (49,982)
                                                                                  -----------     -----------

                    Net cash provided by (used in) financing activities ......        114,665      (1,134,761)
                                                                                  -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................     (1,053,486)     (3,514,862)

CASH AND CASH EQUIVALENTS, beginning of year .................................      1,082,321       4,597,183
                                                                                  -----------     -----------

CASH AND CASH EQUIVALENTS, end of year .......................................    $    28,835     $ 1,082,321
                                                                                  ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

 1. DESCRIPTION, BACKGROUND AND
    CURRENT STATUS OF THE COMPANY:

Docucon, Incorporated (the Company), a Delaware corporation, was incorporated in June 1986. The Company's primary business is the conversion of paper and microform documents to optical and other types of storage media for use in document management systems and internet applications for customers in the federal and commercial markets. Substantially all of the Company's customers are located in the United States.

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $12.1 million, including losses of approximately $3.6 million and $5.1 million during 1999 and 1998, respectively. For the years ended December 31, 1999 and 1998, the Company had negative cash flows from operating activities of approximately $2.7 million and $2.1 million, respectively. At December 31, 1999, the Company had a working capital deficit of approximately $2.1 million and a total stockholders' deficit of approximately $1.9 million. A substantial portion of the Company's accounts payable at December 31, 1999, are past due. As discussed in Notes 3 and 8, a significant portion of the Company's historical revenues has been earned from conversion services performed for agencies of the U.S. Government. The Company experienced significant declines in revenues from these agencies in 1997 and 1998 and, during 1998, provided an allowance of $1.6 million on certain unbilled revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

As discussed in Note 14, the Company has entered into a definitive agreement to sell substantially all of the Company's operating assets to TAB Products Co.
(TAB). The agreement is subject to stockholder approval. In conjunction with this transaction, TAB has agreed to fund the Company's working capital deficits until the proposed acquisition can be consummated. However, there can be no assurances that TAB will continue to fund all of the Company's working capital deficits if the transaction does not close in a timely manner or that the proposed acquisition will be consummated.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PROPERTY AND EQUIPMENT

Property and equipment are recorded at original cost. Maintenance and repairs are charged to expense as incurred and betterments which increase the value or extend the useful life of the property are capitalized. Gains or losses on sales or other dispositions of property and equipment are credited or charged to operations.

                              DOCUCON, INCORPORATED

Depreciation is provided using the straight-line method over the lesser of the capital lease term or estimated useful lives of the related assets. The Company's conversion systems and furniture and fixtures are currently depreciated over periods ranging from two to five years beginning in the month the property is placed in service. The Company's building was being depreciated over 40 years.

In January 1999, the Company sold its San Antonio operations center building. In connection with the sale, the Company paid off the remaining balance of the related secured indebtedness. The Company's net cash proceeds from the sale, net of debt repayments, approximated $800,000. The Company entered into a noncancelable operating leaseback of the building through December 1999 at a gross rate of approximately $27,000 per month, before a cancelable month-to-month sublease arrangement of approximately $15,000 per month. The gain on the sale of the building was deferred and was recognized over the term of the operating leaseback as a component of other income, net. The Company moved into a new facility in December 1999 (see Note 5).

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

The following relates to cash interest and income taxes paid by the Company and noncash investing and financing activities for the periods indicated:

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                           --------------------
                                                              1999      1998
                                                           ---------  ---------
Cash payments-
  Cash paid for interest ..............................    $ 146,495  $ 168,892
                                                           =========  =========

  Cash paid for income taxes ..........................    $       -  $ 157,622
                                                           =========  =========

Noncash investing and financing activities-
  Capital lease obligations incurred ..................    $  70,552  $  57,099
                                                           =========  =========

  Preferred stock dividends payable ...................    $       -  $  88,816
                                                           =========  =========

  Stock issued in satisfaction of accrued liabilities .    $  80,083  $       -
                                                           =========  =========

                              DOCUCON, INCORPORATED

POST RETIREMENT AND POST EMPLOYMENT BENEFITS

The Company does not provide post retirement or post employment benefits to its employees.

SELF-INSURANCE RISK

Through December 31, 1999, the Company self-insured medical coverage for its employees and their dependents up to specific attachment limits. The Company has accrued for known claims and an estimate of claims incurred but not reported through December 31, 1999, up to the maximum anticipated costs to the Company. The Company believes that such accrual is adequate.

During 1999 and 1998, the Company recognized approximately $260,000 and $180,000, respectively, in self-insurance expense under the limits. The Company's insurer will pay cumulative claims above the limit up to $1 million lifetime per covered individual. The Company does not believe that claims reported and claims incurred but not reported will exceed the amounts to be covered by the insurer. Effective December 31, 1999, the Company terminated its self-insured arrangement and switched to fully insured employee medical coverage.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the years ended December 31, 1999 and 1998, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive. The average market price per share of the Company's common stock for the years ended December 31, 1999 and 1998, was $.72 and $2.01, respectively. Note 10 provides a detail of options and warrants outstanding and the corresponding exercise prices. If the Company would have had income for the years ended December 31, 1999 and 1998, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of option or warrant for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to the 1999 presentation.

                              DOCUCON, INCORPORATED

 3. UNBILLED REVENUES:

The allowance for unbilled revenues at December 31, 1999 and 1998, relates to conversion services performed for agencies of the U.S. Government. The Company's ability to collect these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was informed by a U.S. Government customer in mid-1997 that funding for certain conversion services being performed had been depleted. Management completed the work that had been placed in production for this customer. As a result, the Company has been unable to collect approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. Management of the Company believes that a significant portion of such unbilled revenues represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, management believes it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. There are no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to collect the unbilled revenues.

 4. ACCOUNTS RECEIVABLE FINANCING:

On June 18, 1999, the Company entered into an accounts receivable finance agreement (the Financing Agreement) with Silicon Valley Bank (SVB). Under the terms of the agreement, as amended, the Company can receive funding from SVB for up to $1,500,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company receives cash advances from the eligible receivables equal to the face amount of the eligible receivables financed, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of the receivables. If the Company finances the maximum of $1,500,000 of accounts receivable, new receivables can be financed to replace previous accounts receivables that are collected. The Company is obligated to repay on demand the unpaid portion of any receivable financed by SVB under certain conditions including (i) an account receivable that remains uncollected 90 calendar days after the invoice date, (ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. During the fourth quarter of 1999, and subsequent to December 31, 1999, the Company was in technical default under certain provisions of the Financing Agreement. While SVB has not made a declaration of default or demand for payment, it has the right to do so under the provisions of the Financing Agreement. If such demand were made, it is unlikely that the Company would have the resources to make such payment except through the collections on the underlying secured receivables. The cash advances are reflected in the accompanying financial statements as short-term borrowings. The Company pays aggregate finance charges and administrative fees on the average daily balance of the uncollected financed accounts receivables of approximately 2.38 percent per month. The aggregate amount of advances and fees owed to SVB are secured by substantially all of the tangible assets of the Company. At December 31, 1999, the balances of the accounts receivables financed and the aggregate cash advanced on such receivables was approximately $1,147,000 and $899,000, respectively. Aggregate finance charges and administrative fees related to the Financing Agreement were approximately $129,500 for the year ended December 31, 1999, and are classified as interest expense.

The Company's lease of its corporate headquarters in Pennsylvania requires monthly payments of approximately $14,300 through June 2004, which are included as a component of future minimum lease payments for all noncancelable operating leases as described in Note 5. Under the provisions of the TAB Asset Purchase Agreement, the remaining commitment under this lease would not be assumed by TAB. In March 2000, the Company initiated conversations with the lessor with respect to a potential buy-out of the remaining term of this lease in anticipation of the consummation of the TAB Asset Purchase Agreement. While there can be no assurances that the Company will not be required to pay all future contractual amounts under this lease, the Company believes that it is likely that it would be able to buy-out the remaining term of the lease by making a payment to the lessor in an amount substantially less than the contractual amount.

                              DOCUCON, INCORPORATED

 5. COMMITMENTS AND CONTINGENCIES:

Certain office equipment and office space is leased under various noncancelable operating leases with terms ranging from one to six years. In November 1999, the Company entered into an operating lease agreement for its primary conversion facilities in San Antonio, Texas. The terms of this lease agreement provide for an initial lease term of 65 months, including a five-month rental abatement period. Lease expense is being recognized on a straight-line basis over the term of the lease including the abatement period. Base rents are approximately $30,000 per month before the Company's pro rata share of ad valorem taxes and operating expenses, which are initially estimated to approximate $5,700 per month. The lease provides for two, five-year optional renewal periods. Rent expense under all cancelable and noncancelable operating leases, net of sublease income, was approximately $390,000 and $59,000 for the years ended December 31, 1999 and 1998, respectively. Future minimum lease payments for all noncancelable operating leases, net of noncancelable subleases, as of December 31, 1999, are as follows:

               Year ending December 31-
                 2000                               $  505,928
                 2001                                  483,037
                 2002                                  486,279
                 2003                                  488,780
                 2004                                  424,408
                 Thereafter                            119,994
                                                    ----------

               Total future minimum lease payments  $2,508,426
                                                    ==========

During 1998 and 1999, the Company appointed several new key employees. The Company and the employees have entered into employment agreements with terms of two to seven years providing for base compensation ranging from $100,000 to $200,000 per year. The agreements are terminable by either party with 30 days' notice. In the event the employees were to be terminated by the Company without cause, the Company would be required to make aggregate severance payments of $880,000. The definition of termination without cause under each of the employment agreements includes a change of control of the Company and/or a sale of substantially all of the assets of the Company. See Note 14 for a description of a proposed sale of substantially all of the Company's assets.

In September 1998, the Company granted early retirement to a member of senior management and terminated the related employment agreement. The employee was retained as a consultant to the Company for a period of two years at the rate of $2,500 per month. Additionally, during the same two-year period, the former employee receives retirement pay at the rate of $5,500 per month. For a 10-year period following the consultancy agreement, the former employee will receive retirement pay at the rate of $2,500 per month. The consulting payments are being charged to expense as the services are provided. The present value of the post-retirement payments, discounted at 5 percent, resulted in noncash compensation expense of approximately $300,000 during the year ended December 31, 1998. The present value of the post-retirement obligation is recorded as other long-term obligations on the accompanying balance sheet, with the current portion included as other current liabilities.

                              DOCUCON, INCORPORATED

On February 2, 1999, the Company contacted the Department of Defense's (DOD) Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities.

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

The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was orally advised that the Government's investigation of the Company's voluntary disclosure is complete and that criminal prosecution has been declined. The Company remains potentially liable for civil damages. In 1998, the Company established a reserve for estimated legal costs and other expenses which it believes is adequate for the resolution of this matter.

 6. RELATED-PARTY LOAN TRANSACTION:

On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the Notes), issued in conjunction with these loans, carry a 12 percent annual interest rate. Principal and interest on the Notes are payable on the earlier of (i) September 28, 2000, or
(ii) within 10 days of an equity-based financing (the Financing), as defined. In the event the principal and interest become payable as a result of a Financing, one-half of the then outstanding principal and accrued interest on the entire principal amount of the Notes are payable in cash to the Note holders and such Note holders will receive (i) a number of shares of Company securities, which shall be the same class issued in the Financing, calculated by dividing the remaining outstanding principal by the per share price of the securities issued in the Financing and/or (ii) a debt instrument of the same class issued in the Financing, the aggregate of such equity and/or debt securities equal to one-half of the outstanding principal amount of the Notes prior to the Financing. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. Warrants to purchase 162,500 shares of common stock of the Company were granted in September 1999 and the remaining 81,250 were granted in December 1999 based upon the nonoccurrence of certain events. The warrants are exercisable for a period of five years from the September 29, 1999, issuance date of the warrants at a price equal to 75 percent of (i) in the event of a Financing, the common stock equivalent price per share of securities issued to the investor under such Financing or (ii) in the event of a sale of greater than 50 percent of the shares of common stock of the Company, the price per share for such shares of common stock. In the event that there is neither a Financing nor a sale of the Company, beginning on September 28, 2000, the warrant price shall be $.50 per share. The warrants have been valued at an estimated fair market value of $85,312 and have been recorded as an original issue discount on the Notes. The original issue discount on the Notes is being charged to expense as interest expense over the one-year maturity period of the Notes.

                              DOCUCON, INCORPORATED

 7. LONG-TERM DEBT AND CAPITAL
    LEASE OBLIGATIONS:

In connection with the purchase of its San Antonio operations center building, the Company issued a four-year, 8 percent, $1.5 million promissory note originally due in December 1996. In October 1996, the Company refinanced the $1.5 million note. The new note was payable to a commercial bank, bore interest at a fixed rate of 9.5 percent per year and required monthly principal and interest payments of $14,448, with the remaining balance maturing in October 2001. The note payable was secured by the Company's building, other fixed assets, accounts receivable and inventory. Debt issuance costs of approximately $68,000 incurred in October 1996 related to this refinancing were capitalized and were being amortized over the five-year term. During 1998, the Company elected to sell the building. In November 1998, the Company entered into a contract to sell the building for an amount in excess of its net book value. Accordingly, the carrying value of the land, building and associated improvements were classified as a current asset held for sale at December 31, 1998. In January 1999, the Company sold its San Antonio operations center building and paid off the related secured indebtedness. See Note 2 for additional information related to this sale.

Equipment held under capital leases and related obligations at December 31, 1999, are as follows:

Office and production equipment requiring monthly principal
  and interest payments of $4,887, interest at 9.5 percent
  to 22.0 percent and maturing April 2001 to October 2003 ........      $133,000

Telecommunications equipment requiring monthly principal
  and interest payments of $977, interest at 9.3 percent
  and maturing July 2001 .........................................        18,566
                                                                        --------

Total capital lease payments .....................................       151,566

Less- Amounts representing interest ..............................        20,637
                                                                        --------

Capital lease obligations ........................................      $130,929
                                                                        ========

Maturities of capital lease obligations as of December 31, 1999, are as follows:

               Year ending December 31-
                 2000                              $ 55,727
                 2001                                53,924
                 2002                                14,886
                 2003                                 6,392
                                                   --------

                              Total                $130,929
                                                   ========

 8. MAJOR CUSTOMER:

The Company has historically earned a significant portion of total revenues from conversion services performed for the DOD. The Company had revenues of approximately $3.6 million and $2.1 million during the years ended December 31, 1999 and 1998, respectively, from services provided to the DOD. The Company had trade receivables of approximately $.4 million and $.3 million from the DOD at December 31, 1999 and 1998, respectively.

                              DOCUCON, INCORPORATED

 9. PREFERRED STOCK AND COMMON STOCK:

In 1990, the Company issued 46 shares of 11 percent Series A preferred stock at $25,000 per share. Each share of preferred stock is convertible into 8,333 shares of common stock. Through December 31, 1999, 39 shares of preferred stock have been converted. Additionally, 92,154 shares of common stock have been issued in lieu of accumulated dividends on the preferred stock which was converted.

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per year. Each share of preferred stock is entitled to vote 8,333 common shares. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. If the transaction described in Note 14 is consummated, the Company can not make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of December 31, 1999, cumulative undeclared dividends on the preferred stock approximated $179,000. In 1999, the Company paid $88,816 related to cumulative dividends on preferred stock that was converted during the fourth quarter of 1998. This is reflected as a component of accrued liabilities on the accompanying balance sheet at December 31, 1998. As the remainder of the cumulative dividends are undeclared, they have not been recorded as a reduction of the Company's equity.

Common stock is subordinate to preferred stock in the event of liquidation. The Company has never paid cash dividends on its common stock.

On June 18, 1998, the Company announced that its board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. From June 19, 1998, through December 31, 1998, the Company acquired 36,250 treasury shares for $49,982. In 1998, 33,333 of such shares were reissued in connection with the conversion of Series A preferred stock. During 1999, the Company acquired 26,400 treasury shares for $25,814, of which 24,822 shares were reissued pursuant to employee stock plans.

10. STOCK OPTIONS:

The Company adopted the 1988 Stock Option Plan (the 1988 Plan) which allowed for the granting of 415,000 stock options at the current market value of the common stock at the date of the grant to key employees. The 1988 Plan terminated on October 31, 1998.

The 1991 Director Non-Statutory Stock Option Plan (the Director Plan) provides for the granting of options at the common stock's current market value to members of the board of directors of the Company who are not employees of the Company. In June 1998, the Company's stockholders authorized an 85,000 share increase in the number of shares of common stock reserved for issuance under the Director Plan. As a result, the Director Plan authorizes the granting of options to purchase up to 210,000 shares of the Company's common stock. The stock options granted under the 1988 Plan and the Director Plan are exercisable pursuant to the individual agreements between the Company and the grantee and range from a six-month to a three-year vesting period. All options granted under these plans must be exercised within 10 years from the date of grant and expire within three months after termination of employment or service as a director.

                              DOCUCON, INCORPORATED

On April 1, 1998, the Company approved the 1998 Employee Stock Option Plan (the 1998 Employee Plan), covering 187,500 shares of common stock. Unless terminated earlier by the board of directors, the 1998 Plan will terminate on March 31, 2008. The purpose of the plan is to supplement and replace the 1988 Plan. The 1998 Employee Plan provides for the grant to key employees incentive stock options (ISOs) intended to qualify under Section 422(b) of the Internal Revenue Code and nonqualified stock options (NQSOs).

Under the 1998 Employee Plan, which is administered by the Stock Option Committee of the board of directors, key employees may be granted options to purchase shares of the Company's common stock at 100 percent of fair market value on the date of grant (or 110 percent of fair market value in the case of an ISO granted to a 10 percent stockholder/grantee). Options granted under the 1998 Employee Plan must be exercised within 10 years from the date of grant, vest at varying times, as determined by the Stock Option Committee, are nontransferable except by will or pursuant to the laws of descent and distribution, and expire within three months after termination of employment, unless such termination is by reason of death or disability or for cause. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth on the option. Such payment must be made in cash or through delivery of shares of common stock or a combination of cash and common stock, all as determined by the Stock Option Committee. The 1998 Employee Plan may be amended at any time by a vote of the board of directors. However, no amendment made without approval of the stockholders of the Company may increase the total number of shares which may be issued under options granted pursuant to the 1998 Employee Plan, reduce the maximum exercise price or extend the latest date upon which options may be granted or change the class of employees eligible to receive the options.

In June 1999, the Compensation Committee of the Board of Directors recommended and the Board approved, subject to stockholder approval of an increase in shares issuable under the 1998 Employee Plan, a grant to management and key employees of an aggregate of 460,000 options to purchase shares of common stock at an exercise price per share equal to the greater of fair market value or $1.00 on the effective date of the grant. The proposal to increase the number of shares issuable under the 1998 Employee Stock Option Plan to 687,500 shares was approved by vote of the Company's stockholders on July 30, 1999. The closing price per share of the Company's common stock on that date was $.875.

In 1998, the Company approved the 1998 Executive Non-Statutory Plan (the 1998 NQSO Plan), covering 375,000 shares of common stock. Under the 1998 NQSO Plan, identified executives may be granted long-term options to purchase shares of the Company's common stock at a price specified on the date of the grant subject to certain acceleration rights upon attainment of specific goals. The 1998 NQSO Plan is administered by the Stock Option Committee. The 1998 NQSO Plan expires on March 31, 2008. Options granted under the 1998 NQSO Plan will expire 10 years from the date of grant, vest at varying times, as determined by the NQSO Committee, and are nontransferable except by will or pursuant to the laws of descent and distribution.

In April 1998, the Company's board of directors granted options to certain members of the Company's senior management to purchase 125,000 shares of the Company's common stock at an exercise price of $4 per share under the 1998 NQSO Plan. Additionally, in April 1998, the Company appointed a new president and chief executive officer. The Company's board of directors granted this officer options to purchase 225,000 shares of the Company's common stock at an exercise price of $4 per share under a time accelerated restricted stock award. In December 1998, the exercise price on these options was reset to $1 per share. The time accelerated restricted stock award options become exercisable in March 2005. Exercisability of the time accelerated restricted stock award options is accelerated, in 12,500 share increments, for each $2 per share incremental increase in the quoted market price per share of the Company's common stock above $4 per share.

                              DOCUCON, INCORPORATED

A summary of activity in the Company's stock option plans is set forth below:

                                                      WEIGHTED
                                                      AVERAGE
                                                      EXERCISE               OPTION PRICE
                                                        PRICE        ------------------------------
                                     SHARES           PER SHARE        PER SHARE          TOTAL
                                  -------------     -------------    -------------    -------------
Outstanding, December 31, 1997          273,778     $     2.57       $2.12 - $5.52    $     702,571
                                  =============                                       =============

Exercisable, December 31, 1997          230,157           2.46         2.12 - 5.52    $     565,547
                                  =============                                       =============

Granted ......................          875,501           2.45          .88 - 4.12        2,147,024

Exercised ....................           (2,500)          2.24         2.24 - 2.24           (5,600)

Terminated ...................         (329,638)          3.80         2.12 - 4.88       (1,252,540)
                                  -------------                                       -------------

Outstanding, December 31, 1998          817,141           1.95          .88 - 5.52    $   1,591,455
                                  =============                                       =============

Exercisable, December 31, 1998          238,213           2.49         2.00 - 5.52    $     593,150
                                  =============                                       =============

Granted ......................          636,551            .98          .75 - 1.00          625,256

Exercised ....................             --             --                  --               --

Terminated ...................         (155,344)          2.91          .75 - 4.12         (451,957)
                                  -------------                                       -------------

Outstanding, December 31, 1999        1,298,348           1.36          .75 - 5.52    $   1,764,754
                                  =============                                       =============

Exercisable, December 31, 1999          289,817           2.46          .88 - 5.52    $     711,501
                                  =============                                       =============

The weighted average remaining contractual life of options outstanding at December 31, 1999, is approximately 7.5 years. In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting prescribed by APB 25, as the Company has, must make pro forma disclosures of net income (loss) and earnings
(loss) per share as if the fair value based method recommended by SFAS No. 123 had been applied. The following provides pro forma disclosures of net loss and loss per share as if the fair value based method of accounting under SFAS No. 123 had been applied.

                              DOCUCON, INCORPORATED

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss applicable to common stockholders and Basic and Diluted loss per share would have been changed to the following pro forma amounts:

                                                     1999               1998
                                                  -----------       -----------
Net Loss Applicable to
  Common Stockholders         As Reported         $(3,586,078)      $(5,113,156)
                              Pro Forma           $(3,835,717)      $(5,389,493)

Basic and Diluted Loss Per
  Share                       As Reported         $     (1.06)      $     (1.55)
                              Pro Forma           $     (1.13)      $     (1.63)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair values per share of options granted during 1999 and 1998 were $.72 and $1.51, respectively. The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: risk-free interest rates of 6.0 percent and 6.0 percent, expected dividend yields of 0 percent and 0 percent, expected lives of 5 years and 5 years and expected volatility of 108 percent and 110 percent.

In addition to the above stock option agreements, the Company has warrants outstanding to purchase 15,000 shares of common stock at $5.00 per share which expire in June 2001 and additional warrants to purchase 243,750 shares of common stock as further described in Note 6.

Substantially all of the Company's outstanding options become immediately exercisable upon a change of control of the Company and/or a sale of substantially all of the assets of the Company. See Note 14 for a description of a proposed sale of substantially all of the Company's assets.

11. EMPLOYEE BENEFIT PLANS:

Effective January 1, 1994, the Company adopted the 1993 Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, eligible employees may elect to have up to 10 percent of their base pay (as defined) deducted and utilized to purchase common stock of the Company in annual or semiannual offerings. In August 1997 and June 1998, the Company's stockholders authorized an increase in the number of shares of common stock reserved for issuance pursuant to the Stock Purchase Plan by 50,000 shares and 100,000 shares, respectively. The Company has reserved 350,000 shares of common stock for issuance pursuant to the Stock Purchase Plan. In December 1999, the Company issued 51,907 shares of common stock (plus 424 treasury shares) at a purchase price of $.375 per share. In January 1999 and 1998, the Company issued 24,398 treasury shares and 26,809 new shares of common stock at purchase prices of $.77 and $3.40 per share, respectively. The annual purchase price is 85 percent of the lesser of the closing price of the Company's common stock at the beginning or end of each calendar year. The purchase prices represent 85 percent of the closing price on December 31, 1999, December 31, 1998, and December 30, 1997, respectively. The Stock Purchase Plan is administered by the Compensation Committee of the board of directors. In June 1998, the Company's stockholders amended the Stock Purchase Plan's termination date from December 31, 1998, to December 31, 2001. At December 31, 1999, 156,881 shares remain available for issuance.

                              DOCUCON, INCORPORATED

The Company also maintains a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code. Under this plan, employees meeting certain eligibility requirements may contribute up to 15 percent of their eligible compensation to the plan on a pretax basis. In addition, the Company may make voluntary matching contributions to the plan. At December 31, 1999 and 1998, respectively, the Company had accrued approximately $25,000 as its 1998 matching contributions to the plan. No matching contributions were declared in 1999.

12. INCOME TAXES:
    -------------

The Company follows SFAS No. 109, "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for deferred income tax assets and liabilities that arise as a result of differences between the reported amounts of assets and liabilities for financial reporting and income tax purposes.

As of December 31, 1999, the Company had net operating loss carryforwards of approximately $9.1 million for federal income tax purposes which are available to reduce future taxable income and will expire in 2005 through 2019 if not utilized.

Total income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes. The reasons for these differences are as follows:

                                                           YEAR ENDED
                                                           DECEMBER 31
                                                  -----------------------------
                                                     1999               1998
                                                  -----------       -----------
Expected federal income tax benefit ........      $(1,213,000)      $(1,725,000)
Other ......................................             --             (24,880)
Tax loss carryforwards generated ...........        1,213,000         1,725,000
                                                  -----------       -----------
            Total income tax benefit .......      $      --         $   (24,880)
                                                  ===========       ===========

The tax effects of significant temporary differences representing income tax assets (liabilities) are as follows:

                                                             DECEMBER 31
                                                      --------------------------
                                                         1999            1998
                                                      ----------      ----------
Deferred income tax assets (liabilities)-
  Tax loss carryforwards .......................      $3,100,000      $2,110,000
  Tax credit carryforwards .....................          81,000          81,000
  Depreciation .................................          62,000          94,000
  Accruals .....................................         671,000         555,000
  Other ........................................            --            14,000
                                                      ----------      ----------
                                                      $3,914,000      $2,854,000
                                                      ==========      ==========

As a result of the Company's recurring losses, a valuation reserve of $3,914,000 and $2,854,000 as of December 31, 1999 and 1998, respectively, representing the total of net deferred tax assets has been recognized by the Company.

                              DOCUCON, INCORPORATED

13. SALE OF SOFTWARE DIVISION:

In November 1997, the Company sold its software division to a third party for $6.5 million. Under the provisions of the Asset Purchase Agreement (Agreement) between the Company and the purchaser (Purchaser) of the software division, the Company sold all of the assets related to this division with the exception of certain office furniture and equipment and the Purchaser agreed to assume all of the liabilities of the division with the exception of trade payables, accrued liabilities and tax liabilities of the Company associated with the operations and disposition of the division. Under the terms of the Agreement, the Purchaser paid approximately $800,000 of the purchase price into an escrow fund for purposes of securing payment for any liability of the Company to the Purchaser under the Agreement, including the Purchaser's right to indemnification for uncollectible purchased receivables. The funds in the escrow account, net of any liabilities of the Company to the Purchaser under the Agreement, were paid to the Company in the amount of $400,000 in 1998 and the remainder was released to the Company in 1999, which was reflected as a component of other current receivables on the accompanying balance sheet at December 31, 1998.

14. SUBSEQUENT EVENTS (UNAUDITED):

In January 2000, the Company entered into a nonbinding letter of intent (LOI) and, subsequently, in March 2000, signed a definitive asset purchase agreement (TAB Asset Purchase Agreement) with TAB. Under the TAB Asset Purchase Agreement, the Company has agreed, subject to stockholder approval, to sell substantially all of the operating assets of the Company to TAB for cash and the assumption of certain operating liabilities. The acquisition is expected to be consummated during the second quarter of 2000. In conjunction with entering into the LOI and subsequent TAB Asset Purchase Agreement, TAB has agreed to advance the Company cash in the form of secured promissory notes to fund the Company's working capital deficits until the transaction is consummated. Under the TAB Asset Purchase Agreement, these advances from TAB will be deducted from the cash proceeds paid at closing. As of March 17, 2000, TAB has advanced $550,000 under secured promissory notes. The notes bear interest at rates ranging from 10 percent - 13 percent per year and are due on the earlier to occur of the closing of the transaction or April 30, 2000. The notes are secured by a second priority interest in substantially all of the Company's assets. There are no assurances that TAB will continue to fund the Company's working capital deficits indefinitely or that the transaction will be consummated.

Under the TAB Asset Purchase Agreement, a portion of the cash consideration and all of the liabilities assumed in the transaction are variable and are based on the book value of specific operating assets acquired and liabilities assumed, respectively, on the date of closing. Liabilities not assumed by TAB will be satisfied with a portion of the net cash proceeds from the transaction. The remaining cash proceeds from the transaction, after settlement of liabilities not assumed by TAB and payment of any costs incurred by the Company subsequent to the closing, are expected to be distributed to stockholders during 2000. Because the variable portion of the cash consideration from the transaction will not be determined until the closing date and the amount of liabilities not assumed by TAB that must be satisfied out of the cash proceeds will not be known until after the closing, the amount of cash that will ultimately be available for distribution to stockholders in 2000 is not determinable at this time.

The Company's lease of its corporate headquarters in Pennsylvania requires monthly payments of approximately $14,300 through June 2004, which are included as a component of future minimum lease payments for all noncancelable operating leases as described in Note 5. Under the provisions of the TAB Asset Purchase Agreement, the remaining commitment under this lease would not be assumed by TAB. In March 2000, the Company initiated conversations with the lessor with respect to a potential buy-out of the remaining term of this lease in anticipation of the consummation of the TAB Asset Purchase Agreement. While there can be no assurances that the Company will not be required to pay all future contractual amounts under this lease, the Company believes that it is likely that it would be able to buy-out the remaining term of the lease by making a payment to the lessor in an amount substantially less than the contractual amount.

                              DOCUCON, INCORPORATED

15. QUARTERLY RESULTS OF OPERATIONS
    (UNAUDITED):

The results of operations by quarter for the years ended December 31, 1999 and 1998, were as follows:

                                               MARCH 31          JUNE 30        SEPTEMBER 30      DECEMBER 31          TOTAL
                                           ---------------   ---------------   ---------------  ---------------   ---------------
1999

Operating revenues ....................    $       851,079   $     1,613,055   $     2,013,425  $     1,238,961   $     5,716,520
                                           ===============   ===============   ===============  ===============   ===============

Net loss ..............................    $    (1,138,943)  $      (698,908)  $      (572,579) $    (1,156,398)  $    (3,566,828)
                                           ===============   ===============   ===============  ===============   ===============


Basic and diluted loss per common share    $          (.35)  $          (.21)  $          (.17) $          (.34)
                                           ===============   ===============   ===============  ===============

1998

Operating revenues ....................    $       612,996   $       869,982   $       591,786  $       618,733   $     2,693,497
                                           ===============   ===============   ===============  ===============   ===============

Net loss ..............................    $      (614,491)  $      (455,214)  $    (1,993,217) $    (2,022,772)  $    (5,085,694)
                                           ===============   ===============   ===============  ===============   ===============


Basic and diluted loss per common share    $         (0.19)  $         (0.14)  $         (0.60) $         (0.61)
                                           ===============   ===============   ===============  ===============