Form 10QSB
period 2000-03-31
DOCUCON INCORPORATED
filed 2000-05-12
CIK 843006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X]  Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended MARCH 31, 2000

                                       OR

               [_]  Transition Report Under Section 13 or 15(d)
                              of the Exchange Act

                  For the Transition Period From______to_______

                         Commission File Number 1-10185

                              DOCUCON, INCORPORATED

             (Exact name of small business issuer as specified in its charter)


              Delaware                               74-2418590
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

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

Yes  [X]      No   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 2000. 3,508,767

                              DOCUCON, INCORPORATED
                                      INDEX

                                                                           PAGE

PART I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1:       Balance Sheets - March 31, 2000, and December 31, 1999         3

              Statements of Operations - For the Three Months Ended
               March 31, 2000 and 1999                                       5

              Statements of Cash Flows - For the Three Months
               Ended March 31, 2000 and 1999                                 6

              Notes to Financial Statements                                  8

              Management's Discussion and Analysis of Financial
Item 2:        Condition and Results of Operations                          14


PART II.      OTHER INFORMATION                                             18


SIGNATURES                                                                  19

                              DOCUCON, INCORPORATED
                                 BALANCE SHEETS

                                                       March 31,
                                                         2000        December 31,
                         ASSETS                       (UNAUDITED)        1999
                                                      -----------    ------------
CURRENT ASSETS:
  Cash and temporary cash investments .............   $    51,100    $     28,835
  Accounts receivable-trade, net of allowance for
   doubtful accounts of  $1,458 and  $8,887,
   respectively ...................................       697,605         992,243
  Unbilled revenues, net of allowance of $1,600,000       431,073         523,014
  Other receivables ...............................         3,876           3,876
  Prepaid expenses and other ......................       120,637         183,530
                                                      -----------    ------------
                 Total current assets .............     1,304,291       1,731,498
                                                      -----------    ------------

PROPERTY AND EQUIPMENT:
  Conversion systems ..............................     5,129,910       5,132,390
  Furniture and fixtures ..........................       254,907         254,907
  Leasehold improvements ..........................        71,351          55,047
                                                      -----------    ------------
                 Total property and equipment .....     5,456,168       5,442,344

  Less- Accumulated depreciation ..................    (5,050,450)     (4,980,000)
                                                      -----------    ------------
                 Net property and equipment .......       405,718         462,344
                                                      -----------    ------------

OTHER, net ........................................        17,648          27,300
                                                      -----------    ------------
                Total assets ......................   $ 1,727,657    $  2,221,142
                                                      ===========    ============

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED
                           BALANCE SHEETS (Continued)

                                                            March 31,
                                                             2000          December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        (UNAUDITED)        1999
                                                          ------------     ------------
CURRENT LIABILITIES:
  Accounts payable ...................................    $  1,205,795     $  1,385,635
  Accrued liabilities ................................       1,269,522        1,186,682
  Other current liabilities ..........................          36,480           45,886
  Current maturities of capital lease obligations ....          57,638           55,727
  Secured indebtedness ...............................       1,528,706          899,004
  Related-party notes, net of discount of $36,636
    and $70,665 ......................................         288,364          254,335
                                                          ------------     ------------
            Total current liabilities ................       4,386,505        3,827,269
                                                          ------------     ------------
CAPITAL LEASE OBLIGATIONS ............................          60,097           75,202
                                                          ------------     ------------
OTHER LONG-TERM OBLIGATIONS ..........................         221,440          226,310
                                                          ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $1.00 par value, 10,000,000 shares
    authorized-
   Series A, 60 shares authorized, 7 shares issued and
     outstanding as of March 31, 2000, and
     December 31, 1999 ...............................               7                7

  Common stock, $.01 par value, 25,000,000 shares
    authorized; 3,508,767 shares outstanding as of
    March 31, 2000, and December 31, 1999 ............          35,088           35,088
  Additional paid-in capital..........................      10,187,965       10,209,903
    Accumulated deficit ..............................     (13,159,209)     (12,148,401)

   Treasury stock, at cost, 4,495 shares .............          (4,236)          (4,236)
                                                          ------------     ------------
            Total stockholders' equity (deficit) .....      (2,940,385)      (1,907,639)
                                                          ------------     ------------
            Total liabilities and stockholders'
              equity (deficit) .......................    $  1,727,657     $  2,221,142
                                                          ============     ============

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------
OPERATING REVENUES ...........................     $   802,087      $   851,079
                                                   -----------      -----------
COSTS AND EXPENSES:
  Production .................................         778,372          966,077
  Research and development ...................         106,584           63,379
  General and administrative .................         560,553          515,399
  Marketing ..................................         191,844          421,952
  Depreciation and amortization ..............          70,450           68,035
                                                   -----------      -----------
                                                     1,707,803        2,034,842
                                                   -----------      -----------
OPERATING LOSS ...............................        (905,716)      (1,183,763)

OTHER INCOME (EXPENSE):
  Interest income ............................             290           21,887
  Interest expense ...........................         (95,342)          (7,561)
  Other, net .................................          (9,672)          30,494
                                                   -----------      -----------
LOSS BEFORE INCOME TAXES .....................      (1,010,440)      (1,138,943)

  Income tax expense .........................            --               --
                                                   -----------      -----------
NET LOSS .....................................      (1,010,440)      (1,138,943)

  Preferred stock dividend requirements ......           4,813            4,813
                                                   -----------      -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...     $(1,015,253)     $(1,143,756)
                                                   ===========      ===========
BASIC AND DILUTED LOSS PER COMMON SHARE ......     $     (0.29)     $     (0.35)
                                                   ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING ................................       3,508,767        3,303,546
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                THREE MONTHS
                                                                ENDED MARCH 31,
                                                          ---------------------------
                                                             2000             1999
                                                          -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................    $(1,010,808)    $(1,138,943)
  Adjustments to reconcile net loss to net cash
   used in operating activities-
   Depreciation and amortization .....................         70,450          68,035
   Amortization of discount on related-party notes ...         12,091            --
   Gain on sale of assets ............................           --           (24,487)
   Changes in current assets and current liabilities-
     Decrease (increase) in receivables and unbilled
       revenues ......................................        386,579        (217,120)
     Decrease (increase) in prepaid expenses and other         72,545         (44,575)
     (Decrease) increase in accounts payable and
       accrued liabilities ...........................        (97,000)        376,229
     Increase in deferred revenues ...................           --            13,455
                                                          -----------     -----------
            Net cash used in operating activities ....       (566,143)       (967,406)
                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................        (13,824)        (87,922)
  Proceeds from sale of building .....................           --         1,782,609
                                                          -----------     -----------

            Net cash provided by (used in) investing
              activities .............................        (13,824)      1,694,687
                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secured short-term notes .............        825,000            --
  Decrease in other secured indebtedness, net ........       (195,298)           --
  Principal payments under capital lease obligations .        (13,194)        (10,634)
  Principal payments on long-term debt and other
    obligations ......................................        (14,276)       (927,502)
  Payment of preferred stock dividends ...............           --           (88,816)
  Purchase of treasury stock .........................           --           (25,792)
                                                          -----------     -----------
            Net cash provided by (used in) financing
              activities .............................        602,232      (1,052,744)
                                                          -----------     -----------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ..         22,265        (325,463)

CASH AND TEMPORARY CASH INVESTMENTS, beginning of
  period .............................................         28,835       1,082,321
                                                          -----------     -----------
CASH AND TEMPORARY CASH INVESTMENTS, end of period ...    $    51,100     $   756,858
                                                          ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months
                                                                     ENDED MARCH 31,
                                                                 --------------------
                                                                   2000        1999
                                                                 ---------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Noncash investing and financing activities-
   Capital lease obligations incurred ...................       $     --      $44,355
                                                                ==========    =======

   Treasury stock issued for Employee Stock Purchase Plan       $     --      $23,805
                                                                ==========    =======

  Cash paid during the period for-
   Interest .............................................       $   66,584    $16,306
                                                                ==========    =======

   Income taxes .........................................       $     --      $  --
                                                                ==========    =======

The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

The financial statements included herein have been prepared by Docucon, Incorporated (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

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

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $13.2 million, including losses of approximately $3.6 million in 1999 and approximately $1.0 million in the first quarter of 2000. For the year ended December 31, 1999, and the quarter ended March 31, 2000, the Company had negative cash flows from operating activities of approximately $2.7 million and $0.6 million, respectively. At March 31, 2000, the Company had a working capital deficit of approximately $3.1 million and a total stockholders' deficit of approximately $2.9 million. A substantial portion of the Company's accounts payable at March 31, 2000 are past due. A significant portion of the Company's historical revenues has been earned from conversion services performed for agencies of the U.S. Government. The Company experienced significant declines in revenues from these agencies in 1997 and 1998 and, during 1998, provided an allowance of $1.6 million on certain unbilled revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

As discussed in Note 9, the Company has entered into a definitive agreement to sell substantially all of the Company's operating assets to TAB Products Co.
(TAB). The agreement is subject to shareholder approval. In conjunction with this transaction, TAB has agreed to fund the Company's working capital deficits until the proposed acquisition can be consummated. However, there can be no assurances that TAB will continue to fund all of the Company's working capital deficits if the transaction does not close in a timely manner or that the proposed acquisition will be consummated.

                              DOCUCON, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2

Allowance for unbilled revenues-

The allowance for unbilled revenues at March 31, 2000, and December 31, 1999, relates to conversion services performed for agencies of the U.S. Government. The Company's ability to collect these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was informed by a U.S. Government customer in mid-1997 that funding for certain conversion services being performed had been depleted. Management completed the work that had been placed in production for this customer. As a result, the Company has been unable to collect approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues have been shipped to the customer and is in various stages of quality control review. Management of the Company believes that a significant portion of such unbilled revenues represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, the Company believed it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. In the event that the Company collects any of the unbilled revenues in the future, such collections would have a favorable impact on the Company's liquidity and capital resources and results of operations in the period of collection. There are no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to collect the unbilled revenues.

NOTE 3

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per annum. Each share of preferred stock is entitled to vote 8,333 common shares. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. If the transaction described in Note 9 is consummated, the Company can not make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of March 31, 2000, cumulative undeclared dividends on the preferred stock approximated $184,000. In January 1999, the Company paid cash of $88,816 related to cumulative dividends on preferred stock that was converted during the fourth quarter of 1998. As the remainder of these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. Common stock is subordinate to preferred stock in the event of liquidation. The Company has never paid cash dividends on its common stock.

Treasury stock-

On June 18, 1998, the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. From June 19, 1998, through December 31, 1998, the Company acquired 36,250 treasury shares for approximately $50,000. Approximately 33,333 of such shares were reissued during 1998 in connection with the conversion of Series A preferred stock. In 1999, the Company acquired 26,400 treasury shares for approximately $26,000, of which 24,822 shares were reissued pursuant to the Company's Employee Stock Purchase Plan.

                              DOCUCON, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS (Continued)

Reverse stock split-

In June 1998, the Company's board of directors approved a one-for-four reverse common stock split. Accordingly, all common stock and share information has been adjusted to reflect the reverse stock split.

NOTE 4

Property and Equipment-

In January 1999, the Company sold its San Antonio operations center building. In connection with the sale, the Company paid off the remaining balance of the related secured indebtedness. The Company's net cash proceeds from the sale, net of debt repayments, approximated $800,000. The Company entered into a noncancelable operating leaseback of the building through December 1999 at a rate of approximately $27,000 per month, before a cancelable month-to-month sublease arrangement of approximately $15,000 per month. The gain on the sale of the building was deferred and was recognized over the term of the operating leaseback as a component of other income. The Company moved into a new facility in December 1999.

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

                                                            THREE MONTHS
                                                            ENDED MARCH 31
                                                      --------------------------
                                                        2000             1999
                                                      ---------        ---------
Weighted average number of common
  shares outstanding for Basic and
  Diluted EPS ................................        3,508,767        3,303,546
                                                      =========        =========

Potential common shares from
  assumed conversion of preferred
  shares excluded as a result of
  antidilution ...............................           58,338           58,338
                                                      =========        =========

As the Company had losses for the three months ended March 31, 2000 and 1999, options and warrants have been excluded, as they are antidilutive in loss periods.

                              DOCUCON, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6

Accounts receivable financing-

On June 18, 1999, the Company entered into an accounts receivable purchase agreement (the Financing Agreement) with Silicon Valley Bank (SVB). Under the terms of the agreement as amended, the Company can receive funding from SVB for up to $1,500,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company receives cash advances from the eligible receivables equal to the face amount of the eligible receivables financed, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of the receivables. If the Company finances the maximum of $1,500,000 of accounts receivable, new receivables can be financed to replace previously sold accounts receivables that are collected. The Company is obligated to repay on demand the unpaid portion of any receivable financed by SVB under certain conditions including (i) an account receivable that remains uncollected 90 calendar days after the invoice date, (ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. During the fourth quarter of 1999, and subsequent to December 31, 1999, the Company was in technical default under certain provisions of the Financing Agreement. While SVB has not made a declaration of default or demand for payment, it has the right to do so under the provisions of the Financing Agreement. If such demand were made, it is unlikely that the Company would have the resources to make such payment except through the collections on the underlying secured receivables. The cash advances are reflected in the accompanying financial statements as short-term borrowings. The Company pays aggregate finance charges and administrative fees on the average daily balance of uncollected accounts receivables sold equal to approximately 2.38 percent per month. The aggregate amount of advances and fees owing to SVB are secured by substantially all of the tangible assets of the Company. At March 31, 2000, the aggregate cash advanced on such receivables was approximately $704,000. Aggregate finance charges and administrative fees related to the Financing Agreement were approximately $56,000 for the quarter ended March 31, 2000, and are classified as interest expense.

NOTE 7

Related-party loan transaction-

On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the Notes) issued in conjunction with these loans carry a 12 percent annual interest rate. Principal and interest on the Notes are payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based financing (the Financing), as defined. In the event the principal and interest become payable as a result of a Financing, one-half of the then outstanding principal and accrued interest on the entire principal amount of the Notes are payable in cash to the Note holders and such Note holders will receive (i) a number of shares of Company securities, which shall be the same class issued in the Financing, calculated by dividing the remaining outstanding principal by the per share price of the securities issued in the Financing and/or (ii) a debt instrument of the same class issued in the Financing, the aggregate of such equity and/or debt securities equal to one-half of the outstanding principal amount of the Notes prior to the Financing. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. The warrants are exercisable for a period of five years from the September 29, 1999, issuance date of the warrants at a warrant price equal to 75 percent of (i) in the event of a Financing, the common stock equivalent price per share of securities issued to the investor under such Financing or (ii) in the event of a sale of greater than 50 percent of the shares of common stock of the Company, the price per share for such shares of common stock. In the event that there is neither a Financing nor a sale of the Company, beginning on September 28, 2000, the warrant price shall be $0.50 per share. The warrants have been valued at their estimated fair market value of approximately $63,375 and have been recorded as an original issue discount on the Notes. The original issue discount on the Notes is being expensed as interest expense over the one-year maturity period of the Notes. If the transaction described in Note 9 is consummated, the two directors have agreed to cancel the warrants and waive all interest payable on these related party loans.

                              DOCUCON, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8

Commitments and contingencies-

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

The Department of Defense (DOD) Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was orally advised that the Government's investigation of the Company's voluntary disclosure is complete and that criminal prosecution has been declined. The Company remains potentially liable for civil damages. In 1998, the Company established a reserve for estimated legal costs and other expenses that it believes is adequate for the resolution of this matter

In conjunction with the consummation of the proposed transaction described in
Note 9, certain officers of the Company who will not be employed by TAB will receive payments from the Company in settlement of Company obligations under the respective employment agreement with each officer. These payments include an aggregate of approximately $121,000 for unpaid wages and accrued vacation plus an aggregate of approximately $276,000 which represents thirty percent (30%) of the amounts these officers would be entitled to receive as severance under their respective employment contracts with the Company.

NOTE 9

Proposed sale of assets -

In January 2000, the Company entered into a nonbinding letter of intent (LOI) and, subsequently, in March 2000, signed a definitive asset purchase agreement (TAB Asset Purchase Agreement) with TAB Products Co. (TAB). Under the TAB Asset Purchase Agreement, the Company has agreed, subject to stockholder approval, to sell substantially all of the operating assets of the Company to TAB for cash and the assumption of certain operating liabilities. The acquisition is expected to be consummated during the second quarter of 2000. In conjunction with entering into the LOI and subsequent TAB Asset Purchase Agreement, TAB has agreed to advance the Company cash in the form of secured promissory notes to fund the Company's working capital deficits until the transaction is consummated. Under the TAB Asset Purchase Agreement, these advances from TAB will be deducted from the cash proceeds paid at closing. As of April 30, 2000, TAB had advanced $950,000 under secured promissory notes. The notes bear interest at rates ranging from 10-13 percent per year and are payable on demand as of April 30, 2000. The notes are secured by a second priority interest in substantially all of the Company's assets. There are no assurances that TAB will continue to fund the Company's working capital deficits indefinitely or that the transaction will be consummated.

                              DOCUCON, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS (Continued)



NOTE 9 (CONTINUED)

Under the TAB Asset Purchase Agreement, a portion of the cash consideration and all of the liabilities assumed in the transaction are variable and are based on the book value of specific operating assets acquired and liabilities assumed, respectively, on the date of Closing. If the proposed sale to TAB is approved and consummated, the Company intends to satisfy and discharge any expenses associated with the asset sale; satisfy and discharge retained liabilities (including interim funding from TAB); make an initial distribution to stockholders; realize value, if any, from any remaining assets (which may include the Company's publicly traded "shell"); and thereafter, if funds are available, make a final distribution to stockholders in connection with winding up the Company's affairs. Because the variable portion of the cash consideration from the transaction will not be determined until the closing date and the amount of liabilities not assumed by TAB that must be satisfied out of the cash proceeds will not be known until after the closing, the amount of cash that will ultimately be available for distribution to stockholders in 2000 is not determinable at this time.

The Company's lease of its corporate headquarters in Pennsylvania requires monthly payments of approximately $14,300 through June 2004. Under the provisions of the TAB Asset Purchase Agreement, the remaining commitment under this lease would not be assumed by TAB. In March 2000, the Company initiated conversations with the lessor with respect to a potential buy-out of the remaining term of this lease in anticipation of the consummation of the TAB Asset Purchase Agreement. While there can be no assurances that the Company will not be required to pay all future contractual amounts under this lease, the Company believes that it is likely that it would be able to buy-out the remaining term of the lease by making a payment to the lessor in an amount substantially less than the contractual amount.

                              DOCUCON, INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's operations during the quarter ended March 31, 2000 resulted in a net loss applicable to common stockholders of approximately $1,015,000 compared to a net loss applicable to common stockholders of approximately $1,144,000 for the same quarter in 1999.

Revenues were approximately $802,000 for the quarter ended March 31, 2000, as compared to approximately $851,000 for the same quarter in 1998.

Production costs were approximately $778,000 for the quarter ended March 31, 2000, as compared to approximately $966,000 for the 1999 period. This decrease is primarily attributable to a decrease in headcount.

Research and development costs were approximately $107,000 for the quarter ended March 31, 2000, as compared to approximately $63,000 of such costs in the same period in 1999. This increase is primarily attributable to the fact that a relatively larger portion of the Company's engineering costs in the first quarter of 2000 were devoted to development of the Company's proprietary document conversion processes and controls as opposed to production support activities.

General and administrative expenses increased to approximately $561,000 for the quarter ended March 31, 2000, as compared to approximately $515,000 for the same period in 1999. This increase is primarily attributable to higher outside legal expenses relating to the pending sale of substantially all of the operating assets of the Company and a net increase in office rent, net of a decrease in expenses relating to reductions in headcount and travel costs.

Marketing expenses decreased to approximately $192,000 for the quarter ended March 31, 2000, as compared to approximately $422,000 for the same period in 1999. This decrease is due primarily to a reduction in headcount and corresponding reduction in trade show and travel expenses.

Interest expense was approximately $95,000 for the quarter ended March 31, 2000 as compared to approximately $8,000 for the 1999 period. This increase is primarily attributable to interest expense relating to the Company's accounts receivable finance agreement that commenced in June 1999.

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

At March 31, 2000 and 1999, the Company had approximately $0.4 million and $0.5 million, respectively, of unbilled revenues, net of an allowance of approximately $1.6 million. The allowance for unbilled revenues relates primarily to conversion services performed for a DOD customer primarily 1997. The Company's ability to collect

                              DOCUCON, INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

these unbilled revenues is dependent upon a number of factors including quality control acceptance and the availability of funding to the DOD customer. The Company was informed by its DOD customer in mid-1997 that funding for certain conversion services being performed under this delivery order had been depleted. Management completed the work that had been placed in production for this customer. As a result, the Company has been unable to invoice and/or collect approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues have been shipped to the customer and are in various stages of quality control review. Management of the Company believes that a significant portion of such unbilled revenues represent valid assets of the Company. However, due to the continued aging of the unbilled revenues, management believes it was prudent to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. There are no assurances that the customer will accept all of the work product nor are there any assurances that sufficient funding will be made available to enable the Company to invoice and collect the unbilled revenues.

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

      In November 1997, the Company sold its software division for $6.5 million. Under the provisions of the Asset Purchase Agreement (Agreement) between the Company and the purchaser (Purchaser) of the software division, the Company sold all of the assets related to this division with the exception of certain office furniture and equipment and the Purchaser agreed to assume all of the liabilities of the division with the exception of trade payables, accrued liabilities and tax liabilities of the Company associated with the operation and disposition of the division. Under the terms of the Agreement, the Purchaser paid approximately $800,000 of the purchase price into an escrow fund for purposes of securing payment for any liability of the Company to the Purchaser under the Agreement, including the Purchaser's right to indemnification for uncollectible purchased receivables. The funds in the escrow account, net of any liabilities of the Company to the Purchaser under the Agreement, were paid to the Company in the amount of $400,000 in 1998 and the remainder was released to the Company in 1999.

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

On June 18, 1999, the Company entered into an accounts receivable finance agreement (the Financing Agreement) with Silicon Valley Bank (SVB). Under the terms of the agreement, as amended, the Company can receive funding from SVB for up to $1,500,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company receives cash advances from the eligible receivables equal to the face amount of the eligible receivables financed, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of the receivables. If the Company finances the maximum of $1,500,000 of accounts receivable, new receivables can be financed to replace previous accounts receivable that are collected. The Company is obligated to repay on demand the unpaid portion of any receivable financed by SVB under certain conditions including (i) an account receivable that remains uncollected 90 calendar days after the invoice date, (ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. During the fourth quarter of 1999, and subsequent to December 31, 1999, the Company was in technical default under certain provisions of the Financing Agreement. While SVB has not made a declaration of default or demand for payment, it has the right to do so under

                              DOCUCON, INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

the provisions of the Financing Agreement. If such demand were made, it is unlikely that the Company would have the resources to make such payment except through the collections on the underlying secured receivables. The cash advances are reflected in the accompanying financial statements as short-term borrowings. The Company pays aggregate finance charges and administrative fees on the average daily balance of the uncollected financed accounts receivables of approximately 2.38 percent per month. The aggregate amount of advances and fees owed to SVB are secured by substantially all of the tangible assets of the Company. At March 31, 2000, the aggregate cash advanced on such receivables was approximately $704,000. Aggregate finance charges and administrative fees related to the Financing Agreement were approximately $56,000 for the quarter ended March 31, 2000, and are classified as interest expense.

On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the Notes), issued in conjunction with these loans, carry a 12 percent annual interest rate. Principal and interest on the Notes are payable on the earlier of (i) September 28, 2000, or
(ii) within 10 days of an equity-based financing (the Financing), as defined. In the event the principal and interest become payable as a result of a Financing, one-half of the then outstanding principal and accrued interest on the entire principal amount of the Notes are payable in cash to the Note holders and such Note holders will receive (i) a number of shares of Company securities, which shall be the same class issued in the Financing, calculated by dividing the remaining outstanding principal by the per share price of the securities issued in the Financing and/or (ii) a debt instrument of the same class issued in the Financing, the aggregate of such equity and/or debt securities equal to one-half of the outstanding principal amount of the Notes prior to the Financing. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. Warrants to purchase 162,500 shares of common stock of the Company were granted in September 1999 and the remaining 81,250 were granted in December 1999 based upon the nonoccurrence of certain events. The warrants are exercisable for a period of five years from the September 29,1999, issuance date of the warrants at a price equal to 75 percent of (i) in the event of a Financing, the common stock equivalent price per share of securities issued to the investor under such Financing or (ii) in the event of a sale of greater than 50 percent of the shares of common stock of the Company, the price per share for such shares of common stock. In the event that there is neither a Financing nor a sale of the Company, beginning on September 28, 2000, the warrant price shall be $0.50 per share. The warrants have been valued at an estimated fair market value of approximately $63,375 and have been recorded as an original issue discount on the Notes. The original issue discount on the Notes is being charged to expense as interest expense over the one-year maturity period of the Notes. If the transaction described below and in Note 9 to the financial statements is consummated, the two directors have agreed to cancel the warrants and waive all interest payable on these related party loans.

Net cash and cash equivalents at March 31, 2000 were approximately $51,000. Trade accounts receivable, net of allowance for doubtful accounts were approximately $698,000 at March 31, 2000 and unbilled revenues, net of allowance were $431,000. Other receivables were approximately $4,000 at March 31, 2000. Accounts payable and accrued liabilities were approximately $2.5 million at March 31, 2000. Also included in current liabilities is secured indebtedness relating to the Company's accounts receivable Financing Agreement and related party notes from two of the Company's directors. The Company had a net working capital deficit of approximately $3.1 million at March 31, 2000.

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $13.2 million, including losses of approximately $3.6 million in 1999 and $1.0 million in the first quarter of 2000. For the year ended December 31, 1999, and the quarter ended March 31, 2000, the Company had negative cash flows from operating activities of approximately $2.7 million and $0.6 million, respectively. At March 31, 2000, the Company had a working capital deficit of approximately $3.1 million and a total stockholders' deficit of approximately $2.9 million. A substantial portion of the Company's accounts payable at March 31, 2000 are past due. A significant portion of the Company's historical revenues has been earned from conversion services performed for agencies of the U.S. Government. The Company experienced significant declines in revenues from these agencies in 1997 and 1998 and, during 1998, provided an allowance of $1.6 million on certain unbilled revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The

                              DOCUCON, INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. If the Company is unable to generate positive cash flows from operations or obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

In January 2000, the Company entered into a nonbinding letter of intent (LOI) and, subsequently, in March 2000, signed a definitive asset purchase agreement (TAB Asset Purchase Agreement) with TAB Products Co. (TAB). Under the TAB Asset Purchase Agreement, the Company has agreed, subject to stockholder approval, to sell substantially all of the operating assets of the Company to TAB for cash and the assumption of certain operating liabilities. The acquisition is expected to be consummated during the second quarter of 2000. In conjunction with entering into the LOI and subsequent TAB Asset Purchase Agreement, TAB has agreed to advance the Company cash in the form of secured promissory notes to fund the Company's working capital deficits until the transaction is consummated. Under the TAB Asset Purchase Agreement, these advances from TAB will be deducted from the cash proceeds paid at closing. As of April 30, 2000, TAB has advanced $950,000 under secured promissory notes. The notes bear interest at rates ranging from 10-13 percent per year and are payable on demand as of April 30, 2000. The notes are secured by a second priority interest in substantially all of the Company's assets. There are no assurances that TAB will continue to fund the Company's working capital deficits indefinitely or that the transaction will be consummated.

Under the TAB Asset Purchase Agreement, a portion of the cash consideration and all of the liabilities assumed in the transaction are variable and are based on the book value of specific operating assets acquired and liabilities assumed, respectively, on the date of Closing. If the proposed sale to TAB is approved and consummated, the Company intends to satisfy and discharge any expenses associated with the asset sale; satisfy and discharge retained liabilities (including interim funding from TAB); make an initial distribution to stockholders; realize value, if any, from any remaining assets (which may include the Company's publicly traded "shell"); and thereafter, if funds are available, make a final distribution to stockholders in connection with winding up the Company's affairs. Because the variable portion of the cash consideration from the transaction will not be determined until the closing date and the amount of liabilities not assumed by TAB that must be satisfied out of the cash proceeds will not be known until after the closing, the amount of cash that will ultimately be available for distribution to stockholders in 2000 is not determinable at this time.

The Company's lease of its corporate headquarters in Pennsylvania requires monthly payments of approximately $14,300 through June 2004. Under the provisions of the TAB Asset Purchase Agreement, the remaining commitment under this lease would not be assumed by TAB. In March 2000, the Company initiated conversations with the lessor with respect to a potential buy-out of the remaining term of this lease in anticipation of the consummation of the TAB Asset Purchase Agreement. While there can be no assurances that the Company will not be required to pay all future contractual amounts under this lease, the Company believes that it is likely that it would be able to buy-out the remaining term of the lease by making a payment to the lessor in an amount substantially less than the contractual amount.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

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

The Company's lease of its corporate headquarters in Pennsylvania requires monthly payments of approximately $14,300 through June 2004. Under the provisions of the TAB Asset Purchase Agreement, the remaining commitment under this lease would not be assumed by TAB. In March 2000, the Company initiated conversations with the lessor with respect to a potential buy-out of the remaining term of this lease in anticipation of the consummation of the TAB Asset Purchase Agreement. While there can be no assurances that the Company will not be required to pay all future contractual amounts under this lease, the Company believes that it is likely that it would be able to buy-out the remaining term of the lease by making a payment to the lessor in an amount substantially less than the contractual amount.

Except as noted above, no material actions are currently pending against the Company. The Company maintains general liability insurance and other insurance coverages that it believes to be adequate and typical in the industry.

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

                                                DOCUCON, INCORPORATED
                                                (Registrant)




                                                By /S/ DOUGLAS P. GILL
                                                   -------------------
                                                   Douglas P. Gill,
                                                   President and Chief
                                                   Executive Officer

                                                By/S/ WARREN D. BARRATT
                                                  ---------------------
                                                   Warren D. Barratt,
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   and Treasurer



Dated:      May 12, 2000