Form 10QSB
period 2000-06-30
DOCUCON INCORPORATED
filed 2000-08-15
CIK 843006

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB


                             (Mark One)
           [X]  Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

       For the Quarterly Period Ended      June 30, 2000
                                      ----------------------------

                                 OR

          [  ] Transition Report Under Section 13 or 15(d)
                       of the Exchange Act

            For the Transition Period From __________ to __________

                   Commission File Number  1-10185
                                          -----------


                        DOCUCON, INCORPORATED
  (Exact name of small business issuer as specified in its charter)


                Delaware                        74-2418590
     (State or other jurisdiction of          (IRS Employer
     incorporation or organization)        Identification No.)

                        8 Airport Park Boulevard
                        Latham, New York  12110
                (Address of principal executive offices)

                             (518) 786-7733
                      (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ----     ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of
August 9, 2000     3,658,767
              -------------------

                        DOCUCON, INCORPORATED
                        ---------------------

                                INDEX
                               ------


                                                               Page
                                                               ----

PART I.     FINANCIAL INFORMATION (Unaudited)
-------     ---------------------------------

Item 1:     Balance Sheets - June 30, 2000, and December 31,
              1999                                                  3

            Statements of Operations - For the Three and Six
              Months Ended June 30, 2000 and 1999                   5

            Statements of Cash Flows - For the Six
              Months Ended June 30, 2000 and 1999                   6

            Notes to Financial Statements                           7

Item 2:     Management's Discussion and Analysis of
             Financial Condition and Results of Operations         13


PART II.    OTHER INFORMATION                                      17
--------    -----------------


SIGNATURES                                                         19
----------

                        DOCUCON, INCORPORATED


                           BALANCE SHEETS



                                              June 30,
                                                2000      December 31,
                   ASSETS                    (Unaudited)     1999
                                              ----------   ----------
CURRENT ASSETS:
 Cash and temporary cash investments            $590,334     $ 28,835
 Escrow account                                  251,149            -
 Prepaid expenses and other                       11,749       13,323
 Deposits                                              -       73,249
                                                --------     --------

             Total current assets                853,232      115,407
                                                --------     --------

PROPERTY AND EQUIPMENT:
 Office equipment                                129,802      129,802
 Furniture and fixtures                            1,000       37,445
 Leasehold improvements                                -       26,680
                                                --------     --------

             Total property and equipment        130,802      193,927

 Less- Accumulated depreciation and
  amortization                                   (52,302)     (66,069)
                                                --------     --------

             Net property and equipment           78,500      127,858
                                                --------     --------

OTHER, net                                             -
                                                --------        9,653
                                                             --------

NET LONG-TERM ASSETS OF DISCONTINUED
  OPERATIONS                                           -      291,888
                                                --------     --------

             Total assets                       $931,732     $544,806
                                                ========     ========



The accompanying notes are an integral part of these financial statements.

                        DOCUCON, INCORPORATED

                                            June 30,    December 31,
                                              2000
     LIABILITIES AND STOCKHOLDERS'        (Unaudited)       1999
      EQUITY (DEFICIT)                    -----------   -----------
CURRENT LIABILITIES:
 Accounts payable                         $    36,270   $    156,219
 Accrued liabilities                          119,141        324,542
 Retirement benefit payable                    37,834         45,886
 Payable to TAB Products Co.                  204,895              -
 Income taxes payable                         100,000              -
 Current maturities of capital leases           8,610          8,124
 Related-party notes                          108,333        254,335
 Net current liabilities of discontinued
  operations                                        -      1,422,072
                                         -----------   ------------

          Total current liabilities           615,083      2,211,178
                                          -----------   ------------

CAPITAL LEASE OBLIGATIONS                      10,527         14,957
                                          -----------   ------------

OTHER LONG-TERM OBLIGATIONS                         -        226,310
                                          -----------   ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $1.00 par value,
  10,000,000 shares authorized-
   Series A, 60 shares authorized, 7 shares
    issued and outstanding as of June 30,
     2000, and December 31, 1999                    7              7

  Common stock, $.01 par value,
   25,000,000 shares authorized;
    3,658,767 shares and 3,508,767 shares
     outstanding as of June 30, 2000, and
      December 31, 1999, respectively          36,588         35,088
 Additional paid-in capital                10,145,928     10,209,903
 Accumulated deficit                       (9,872,165)   (12,148,401)
  Treasury stock, at cost, 4,495 shares        (4,236)        (4,236)
                                          -----------   ------------

          Total stockholders' equity
            (deficit)                         306,122     (1,907,639)
                                          -----------   ------------

          Total liabilities and
           stockholders' equity
            (deficit)                     $   931,732   $    544,806
                                          ===========   ============



   The accompanying notes are an integral part of these financial statements.

                        DOCUCON, INCORPORATED


                      STATEMENTS OF OPERATIONS

                             (Unaudited)


                                           Three Months                 Six Months
                                          Ended June 30                Ended June 30
                                   ---------------------------  ---------------------------
                                        2000           1999         2000          1999
                                   --------------  -----------  ------------  -------------

OPERATING REVENUES                    $         -   $        -    $        -   $          -
                                      -----------   ----------    ----------   ------------
COSTS AND EXPENSES:
 General and administrative               259,972      353,880       750,034        774,074
 Depreciation and amortization              5,379        3,888        10,881          7,495
                                      -----------   ----------    ----------   ------------

                                          265,351      357,768       760,915        781,569
                                      -----------   ----------    ----------   ------------

OPERATING LOSS FROM CONTINUING
  OPERATIONS                             (265,351)    (357,768)     (760,915)      (781,569)

OTHER INCOME (EXPENSE):
 Interest expense                         (15,529)           -       (24,266)             -
 Interest income                            1,149            -         1,149              -
                                      -----------   ----------    ----------     ----------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                    (279,731)    (357,768)     (784,032)      (781,569)

INCOME TAX EXPENSE                              -            -             -              -
                                      -----------   ----------    ----------    -----------

NET LOSS FROM CONTINUING OPERATIONS      (279,731)    (357,768)     (784,032)      (781,569)

PREFERRED STOCK DIVIDEND
  REQUIREMENTS                              4,813        4,813         9,625          9,625
                                      -----------   ----------    ----------   ------------

NET LOSS FROM CONTINUING OPERATIONS
  APPLICABLE TO COMMON STOCKHOLDERS      (284,544)    (362,581)     (793,657)      (791,194)

LOSS FROM DISCONTINUED OPERATIONS        (407,003)    (341,140)     (913,510)    (1,056,282)

GAIN ON DISPOSAL OF OPERATING
  ASSETS, net of income tax expense
   of $100,000                          3,973,778            -     3,973,778              -
                                      -----------   ----------    ----------   ------------

NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCKHOLDERS                   $3,282,231   $ (703,721)   $2,266,611   $ (1,847,476)
                                       ==========   ==========    ==========   ============


BASIC AND DILUTED LOSS FROM
  CONTINUING OPERATIONS PER COMMON
   SHARE                               $     (.08)   $    (.11)        $(.23)  $       (.24)

BASIC AND DILUTED INCOME (LOSS)
  FROM DISCONTINUED OPERATIONS PER
   COMMON SHARE                              1.00         (.10)          .87           (.32)
                                       ----------    ---------    ----------   ------------

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE                         $      .92    $    (.21)   $      .64   $       (.56)
                                       ==========    =========    ==========   ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                           3,558,218    3,327,633     3,516,918      3,315,654
                                       ==========    =========    ==========   ============



The accompanying notes are an integral part of these financial statements.

                        DOCUCON, INCORPORATED

                      STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                                   Six Months
                                                  Ended June 30
                                            ------------------------
                                                2000         1999
                                            ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations          $(784,032)  $(781,569)
  Adjustments to reconcile net loss from
   continuing operations to net cash used
    in operating activities-
    Depreciation and amortization                10,881       8,728
    Common stock issued to officer               22,838           -
    Loss on sale or abandonment of assets        25,222           -
    Gain on retirement debt forgiveness        (156,444)          -
    Changes in current assets and current
       liabilities-
     Decrease (increase)in prepaid expenses
         and other                               84,475      (15,307)
     (Decrease) increase in accounts payable
         and accrued liabilities                (43,154)     115,611
                                              ---------    ---------

         Net cash used in operating
           activities                           (840,214)   (672,537)
                                              ----------   ---------

NET CASH PROVIDED BY (USED IN) DISCONTINUED
   OPERATIONS                                  1,692,190     (99,971)
                                              ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                  -     (26,818)
                                              ----------   ---------

         Net cash used in investing                    -     (26,818)
           activities                         ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term notes                1,075,000           -
 Principal payments on short-term notes       (1,075,000)          -
 Principal payments on long-term debt and       (286,533)    (22,590)
  other obligations
 Principal payments under capital lease
   obligations                                    (3,944)          -
 Payment of preferred stock dividends                  -     (88,816)
 Purchase of treasury stock                            -     (25,792)
                                              ----------   ---------

         Net cash used in financing
            activities                          (290,477)   (137,198)
                                              ----------   ---------

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS                     561,499    (936,524)

CASH AND TEMPORARY CASH INVESTMENTS,
   beginning of period                            28,835   1,082,321
                                              ----------   ---------

CASH AND TEMPORARY CASH INVESTMENTS, end of
  period                                      $  590,334   $ 145,797
                                              ==========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
 Noncash investing and financing activities-
  Cancellation of warrants issued in
   connection with related-party debt         $   85,313   $       -
                                              ==========   =========

  Capital lease obligations incurred          $        -   $  44,355
                                              ==========   =========

  Treasury stock issued for Employee Stock
    Purchase Plan                             $        -   $  23,805
                                              ==========   =========

  Stock issued in satisfaction of accrued
    liabilities                               $        -   $  85,701
                                              ==========   =========

 Cash paid during the period for-
  Interest                                    $   30,174   $   7,923
                                              ==========   =========

  Income taxes                                $        -   $       -
                                              ==========   =========


   The accompanying notes are an integral part of these financial statements.

                        DOCUCON, INCORPORATED


                    NOTES TO FINANCIAL STATEMENTS

                             (Unaudited)


NOTE 1
------

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

Pursuant to Rule 10-01(d) of Regulation S-X recently adopted by the U.S. Securities and Exchange Commission, registrants must obtain an independent auditor's review of the financial information included in quarterly reports on Form 10-Q or 10-QSB for all fiscal quarters ended on or after March 15, 2000. The Company did not obtain such a review in connection with the filing of its Form 10-QSB for the quarter ended March 31, 2000. However, the Company is aware of its obligations under Rule 10-01(d) and will comply with such obligations in the future.

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

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $9.9 million, including losses of approximately $3.6 million in 1999 and approximately $0.8 million from continuing operations in the first six months of 2000. For the year ended December 31, 1999, and the six months ended June 30, 2000, the Company had negative cash flows from operating activities of approximately $2.7 million and $0.8 million, respectively. In addition, as discussed in Note 9, the Company sold substantially all of its operating assets to TAB Products Co (TAB) during the second quarter of 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2
------

Allowance for unbilled revenues-

Included as a component of net current liabilities of discontinued operations is a current asset, unbilled revenues, net of an allowance. The allowance for unbilled revenues relates to conversion services performed for agencies of the U.S. Government. The Company's ability to collect these unbilled revenues was dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was informed by a U.S. Government customer in mid-1997 that funding for certain conversion services being performed had been depleted. Management completed the work that had been placed in production for this customer. As a result, the Company was unable to collect for approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues were shipped to the customer and is in various stages of quality control review. Management of the Company believes that a significant portion of such unbilled revenues represent valid assets. However, due to the continued aging of the unbilled revenues, the Company believed it was appropriate to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. The unbilled revenues and related allowance for unbilled revenues were a component of the net operating assets sold in the transaction described in Note 9.

NOTE 3
------

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per annum. Each share of preferred stock is entitled to vote 8,333 common shares. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. The Company cannot make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of June 30, 2000, cumulative undeclared dividends on the preferred stock approximated $188,000. In January 1999, the Company paid cash of $88,816 related to cumulative dividends on preferred stock that was converted during the fourth quarter of 1998. As the remainder of these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. Common stock is subordinate to preferred stock in the event of liquidation. The Company has never paid cash dividends on its common stock.

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

NOTE 4
------

Property and equipment-

In January 1999, the Company sold its San Antonio operations center building. In connection with the sale, the Company paid off the remaining balance of the related secured indebtedness. The Company's net cash proceeds from the sale, net of debt repayments, approximated $800,000. The Company entered into a noncancelable operating leaseback of the building through December 1999 at a rate of approximately $27,000 per month, before a cancelable month-to-month sublease arrangement of approximately $15,000 per month. The gain on the sale of the building was deferred and was recognized over the term of the operating leaseback as a component of other income. The Company moved into a new operations facility in December 1999.

In May 2000, the Company completed an agreement with the lessor for early termination of the lease of the Company's corporate headquarters. Pursuant to this agreement, the Company paid the lessor approximately $131,000 from the TAB proceeds at closing and gave up its rights to security deposits in the amount of approximately $51,000. Accelerated rent in the approximate amount of $96,000 is reflected as a component of the loss from continuing operations in the quarter and six months ended June 30, 2000.

NOTE 5
------

Earnings (loss) per share-

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," outlines methods for computing and presenting earnings per share. Because the Company had losses from continuing operations during the quarters and six months ended June 30, 2000 and 1999, options, warrants and shares from the assumed conversion of preferred stock were excluded as they are antidilutive in periods with losses from continuing operations.

NOTE 6
------

Accounts receivable financing-

On June 18, 1999, the Company entered into an accounts receivable purchase agreement (the Financing Agreement) with Silicon Valley Bank
(SVB). Under the terms of the agreement as amended, the Company was eligible to receive funding from SVB for up to $1,500,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company received cash advances from the eligible receivables equal to the face amount of the eligible receivables financed, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of the receivables. The Company was obligated to repay on demand the unpaid portion of any receivable financed by SVB under certain conditions including (i) an account receivable that remained uncollected 90 calendar days after the invoice date, (ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. During the fourth quarter of 1999, and subsequent to December 31, 1999, the Company was in technical default under certain provisions of the Financing Agreement. While SVB did not make a declaration of default or demand for payment, it had the right to do so under the provisions of the Financing Agreement. Pursuant to the agreement discussed in Note 9, TAB assumed the accounts receivable financing obligation in the net amount of approximately $636,000 and related accrued interest and fees in the amount of $55,831. The Company was released from the terms of the Financing Agreement when TAB promptly paid the obligation, interest and fees. The interest and fees are reported as a component of net loss from discontinued operations in the quarter and six months ended June 30, 2000.

NOTE 7
------

Related-party loan transaction-

On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the Notes) issued in conjunction with these loans carried a 12 percent annual interest rate. Principal and interest on the Notes were payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based-financing (the Financing), as defined. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. Pursuant to an agreement with the two directors, the warrants were canceled and interest payable on these related-party loans was waived upon consummation of the transaction with TAB described in Note 9.

Related-party transaction-

In May 2000, as consideration for acceptance of service as the Company's president the Company's board of directors authorized the issuance of 150,000 shares of the Company's common stock to a company in which the Company's president has material ownership. The stock was fully vested on June 1, 2000, and the fair value on date of grant has been recorded as a component of general and administrative expenses for the three and six months ended June 30, 2000.

NOTE 8
------

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

Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, might be perceived by the government as a technical violation of Department of Defense (DOD) billing procedures. As described in Note 2, the unbilled revenues related to this matter were sold. However, the Company remains contingently liable as further described below.

The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was orally advised that the Government's investigation of the Company's voluntary disclosure is complete and that criminal prosecution has been declined. While the Company remains potentially liable for civil damages, it does not believe that it is probable that material civil damages, if any, will ultimately be assessed.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including those described above, would have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

Except as noted above, no material actions are currently pending against the Company. The Company maintains general liability insurance and other insurance coverages that it believes to be adequate and typical in the industry.

NOTE 9
------

Discontinued operations-

In May 2000, the Company's shareholders approved the sale of substantially all of its operating assets to TAB for cash of approximately $2.7 million and the assumption of approximately
$2.3 million of operating liabilities, resulting in a pre tax gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation and, accordingly, the Company has restated its financial statements for all periods reported in accordance with Accounting Principles Board Opinion No. 30. The following table provides certain information related to the discontinued operations:



                                     Three Months                 Six Months
                                    Ended June 30               Ended June 30
                               ------------------------  ---------------------------
                                   2000         1999         2000           1999
                               ------------  ----------  -------------   ------------
Revenues                         $  429,117  $1,613,055     $1,213,204   $  2,464,134
                                 ==========  ==========     ==========   ============

Loss from discontinued
  operations                     $ (407,003) $ (341,140)    $ (913,510)  $ (1,056,282)
                                 ==========  ==========     ==========   ============

Gain on disposal of discontinued
 operations, net of income tax
  expense of $100,000            $3,973,778  $        -     $3,973,778   $          -
                                 ==========  ==========     ==========   ============


The components of net current liabilities and net long-term assets of discontinued operations at December 31, 1999, are shown below:

Accounts receivable, net                $    992,243
Unbilled revenue, net                        523,014
Prepaid expenses and other                   100,834
Accounts payable                          (1,229,416)
Accrued liabilities                         (862,140)
Current maturities of capital leases         (47,603)
Secured indebtedness                        (899,004)
                                        ------------
Net current liabilities of
  discontinued operations               $ (1,422,072)
                                        ============

Property and equipment, net                 $334,486
Other, net                                    17,647
Capital lease obligations                    (60,245)
                                        ------------

Net long-term assets of discontinued
  operations                            $    291,888
                                        ============

In conjunction with entering into a nonbinding letter of intent in January 2000, and definitive asset purchase agreement (TAB Asset Purchase Agreement), in March 2000, TAB loaned the Company cash evidenced by secured promissory notes in the amount of $1,075,000 to fund working capital deficits. This amount, plus accrued interest, was deducted from cash proceeds at closing. In addition, in accordance with the TAB Asset Purchase Agreement, promptly after closing, the Company paid from the cash proceeds substantially all liabilities not assumed by TAB, except for certain amounts due under employment agreements with certain Company officers, a retirement obligation due to a former officer of the Company and the related-party loans discussed in Note 7. Prior to the closing of the TAB transaction, certain Company officers and a former Company officer agreed to reductions in the amounts due under employment agreements and a retirement agreement, respectively, among other terms. The two directors of the Company who had loaned the Company an aggregate of $325,000 agreed to waive the accrued interest due on the notes and to the cancellation of the related warrants (as described in Note 7), among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations promptly after closing and the remaining one-third will be satisfied upon release of the escrow fund, described below, from available cash less a reasonable provision for any net costs necessary to wind-down and/or dispose of the Company.

Under the terms of the TAB Asset Purchase Agreement, TAB paid
$250,000 of the purchase price into an Escrow Fund (Escrow Fund) for the purposes of indemnifying TAB from certain "Indemnifiable losses," as defined therein, including any failure of Company to discharge any liability not assumed by TAB. The escrow balance

                                   -11
will be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. The Company believes that it will receive the escrowed amount in its entirety. Unresolved claims will be satisfied or the related escrow balance released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. At June 30, 2000, the Company owed TAB approximately $205,000 consisting primarily of the Company's cash balances that were acquired by TAB as well as certain purchase price adjustments to the net assets acquired by TAB pursuant to the TAB Asset Purchase Agreement. These amounts will be paid upon final agreement of the parties.

Pursuant to the TAB Asset Purchase Agreement, TAB acquired substantially all of the Company's operating assets and assumed substantially all of the Company's operating liabilities. Consequently, the Company's on-going activities are related to the efforts to realize value, if any, from the remaining assets (which may include the Company's publicly traded "shell"), payment of remaining liabilities including income taxes, and a potential distribution to shareholders. Because the value to be realized from the remaining assets, the amount of the remaining liabilities and the net balance to be released from the Escrow Fund are uncertain, the amount of cash that will ultimately be available for distribution to stockholders, if any, is not determinable at this time.

                          DOCUCON, INCORPORATED


                  MANAGEMENT'S DISCUSSION AND ANALYSIS

            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

In May 2000, the Company sold substantially all of its operating assets to TAB Products Co. (TAB), for cash of approximately $2.7 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a pretax gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation. Consequently, the Company's ongoing activities are related to efforts to realize value, if any, from the remaining assets (which may include the Company's publicly traded "shell"), payment of remaining liabilities, including income taxes and a potential distribution to shareholders. The Company does not expect to have future operating revenues and related operating costs and expenses.

The Company reported net income applicable to common stockholders of approximately $3,282,000 and approximately $2,267,000, in the quarter and six months ended June 30, 2000, respectively. The Company reported a net loss applicable to common stockholders of approximately $(704,000) and approximately $(1,847,000) in the quarter and six month periods ended June 30, 1999, respectively. The improvement in both 2000 periods was due to the net gain of approximately $3,974,000 from the sale of the Company's operating assets to TAB as described above and in Note 9.

The Company reported a net loss from continuing operations applicable to common stockholders of approximately $(285,000) and approximately
$(794,000) in the quarter and six months ended June 30, 2000, as compared to losses of approximately $(363,000) and approximately
$(791,000) in the 1999 periods. The reduction of the loss in the 2000 quarter was due to an approximately $156,000 gain from partial forgiveness of a retirement obligation.

Discontinued operations produced losses of approximately $(407,000) and approximately $(341,000) in the quarters ended June 30, 2000 and 1999, respectively, and approximately $(914,000) and approximately
$(1,056,000) for the six months ended June 30, 2000 and 1999, respectively.

Revenues from discontinued operations were approximately $429,000 and $1,613,000 for the quarters ended June 30, 2000 and 1999, respectively, and approximately $1,213,000 and $2,464,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease for the six months occurred primarily in the second quarter of 2000 and was the result of 37 fewer days of operations in the 2000 period due to the sale of substantially all of the operating assets to TAB in late May. In addition, the 1999 second quarter revenues reflected significant increases in production due to new contracts, compared to the second quarter of 2000 which had production from fewer new contracts.

Production costs from discontinued operations were approximately $464,000 for the quarter ended June 30, 2000, as compared to approximately $1,288,000 for the 1999 quarter and approximately $1,242,000 for the six months ended June 30, 2000, as compared to approximately $2,141,000 for the 1999 period. The decreases in the quarter and six-month periods were due to fewer days of operations in the 2000 periods due to the TAB transaction and to lower compensation costs as a result of reduced headcount related to reduced revenue levels.

General and administrative expenses, research and development expenses and marketing expenses from discontinued operations all decreased in the quarter and six months ended June 30, 2000, when compared to the same periods in 1999, primarily due to fewer days of operations in the 2000 periods and reduced revenue levels. Interest expense from discontinued operations increased in the quarter and six months ended June 30, 2000, as compared to 1999, due primarily to increased accounts receivable financing.

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, the Company sold substantially all of its operating assets to TAB for cash of approximately $2.7 million and the assumption of $2.3 million of operating liabilities. Consequently, the Company's primary remaining assets at June 30, 2000, are cash of approximately $590,000, an escrow account in the amount of approximately $251,000 and office equipment with a net book value of approximately $78,000. Remaining liabilities include accounts payable and accrued expenses of approximately $193,000, a payable to TAB in the amount of approximately $205,000, income taxes payable of approximately $100,000, capital lease liability of approximately $19,000 and the related-party notes balance of approximately $108,000. The remaining assets will be used to pay the remaining liabilities, fund efforts to realize value, if any, from the remaining assets and pay a distribution to shareholders, if any. The Company's only current source of liquidity is realization of value from Company assets and there can be no assurance that the remaining assets will yield material value.

The Company was informed by a U.S. Government customer in mid-1997 that funding for certain conversion services being performed had been depleted. Management completed the work that had been placed in production for this customer. As a result, the Company was unable to invoice and collect for approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues were shipped to the customer and are in various stages of quality control review. Management of the Company believes that a significant portion of such unbilled revenues represent valid assets. However, due to the continued aging of the unbilled revenues, the Company believed it was appropriate to provide an allowance of $1.6 million on these unbilled revenues for the entire amount during the year ended December 31, 1998. The unbilled revenues and related allowance for unbilled revenues were a component of the net operating assets sold in the transaction described in Note 9 and above.

In May 2000, the Company completed an agreement with the lessor for early termination of the lease of the Company's corporate headquarters. Pursuant to this agreement, the Company paid the lessor approximately $131,000 from the TAB proceeds at closing and gave up its rights to security deposits in the amount of approximately $51,000.

On June 18, 1999, the Company entered into an accounts receivable purchase agreement (the Financing Agreement) with Silicon Valley Bank
(SVB). Under the terms of the agreement as amended, the Company was eligible to receive funding from SVB for up to $1,500,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company received cash advances from the eligible receivables equal to the face amount of the eligible receivables financed, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of the receivables. The Company was obligated to repay on demand the unpaid portion of any receivable financed by SVB under certain conditions including (i) an account receivable that remains uncollected 90 calendar days after the invoice date, (ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. During the fourth quarter of 1999, and subsequent to December 31, 1999, the Company was in technical default under certain provisions of the Financing Agreement. While SVB did not make a declaration of default or demand for payment, it had the right to do so under the provisions of the Financing Agreement. Pursuant to the agreement discussed in Note 9 and above, TAB assumed the accounts receivable financing obligation in the net amount of approximately $636,000 and the related accrued interest and fees in the amount of approximately $56,000. The Company was released from the terms of the Financing Agreement when TAB promptly paid the obligation, interest and fees.

On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the Notes) issued in conjunction with these loans carried a 12 percent annual interest rate. Principal and interest on the Notes were payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based-financing (the Financing), as defined. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. Pursuant to an agreement with the two directors, the warrants were canceled and interest payable on these related-party loans was waived upon consummation of the TAB transaction described above.

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $9.9 million, including losses of approximately
$3.6 million in 1999 and approximately $0.8 million from continuing operations in the first six months of 2000. For the year ended
December 31, 1999, and the six months ended June 30, 2000, the Company had negative cash flows from operating activities of approximately
$2.7 million and $0.8 million, respectively. In addition, as discussed above, the Company sold substantially all of its operating assets to TAB during the second quarter of 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

OUTLOOK

In May 2000, the Company sold substantially all of its operating assets to TAB Products Co. (TAB), for cash of approximately $2.7 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a pretax gain of approximately $4.1 million. Consequently, the Company's ongoing activities are related to efforts to realize value, if any, from the remaining assets (which may include the Company's publicly traded "shell"), payment of remaining liabilities, including income taxes and a potential distribution to shareholders.
The Company does not expect to have future operating revenues and related operating costs and expenses. Because the value to be realized from the remaining assets, the amount of the remaining liabilities and the net balance to be released from the Escrow Fund are uncertain, the amount of cash that will ultimately be available for distribution to stockholders, if any, is not determinable at this time.

Prior to the closing of the TAB transaction, certain Company officers and a former Company officer agreed to reductions in the amounts due under employment agreements and a retirement agreement, respectively, among other terms. The two directors of the Company who had loaned the Company an aggregate of $325,000 agreed to waive the accrued interest due on the notes and to the cancellation of the related warrants (as described in Note 7), among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations promptly after closing and the remaining one-third will be satisfied upon release of the escrow fund, described below, from available cash less a reasonable provision for any net costs necessary to wind-down and/or dispose of the Company.

Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund (Escrow Fund) for the purposes of indemnifying TAB from certain "Indemnifiable losses," as defined therein, including any failure of Company to discharge any liability not assumed by TAB. The escrow balance will be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. The Company believes that it will receive the escrowed amount in its entirety. Unresolved claims will be satisfied or the related escrow balance released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. At June 30, 2000, the Company owed TAB approximately $205,000 consisting primarily of the Company's cash balances that were acquired by TAB as well as certain purchase price adjustments to the net assets acquired by TAB pursuant to the TAB Asset Purchase Agreement. These amounts will be paid upon final agreement of the parties.

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

     Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, might be perceived by the government as a technical violation of Department of Defense (DOD) billing procedures. As described in Note 2, the unbilled revenues related to this matter were sold. However, the Company remains contingently liable as further described below.

     The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was orally advised that the Government's investigation of the Company's voluntary disclosure is complete and that criminal prosecution has been declined. While the Company remains potentially liable for civil damages, it does not believe that it is probable that material civil damages, if any, will ultimately be assessed.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including those described above, would have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

     Except as noted above, no material actions are currently pending against the Company. The Company maintains general liability insurance and other insurance coverages that it believes to be adequate and typical in the industry.

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on Friday, May 19, 2000. The proposals and the results are listed below:

                Proposal 1   To elect six directors to serve until the
                             next Annual Meeting of Stockholders and
                             until their successors are duly elected
                             and qualified.

                Proposal 2   To approve the sale of substantially all
                             operating assets of the Company.

     The following persons were nominated for election as directors of the Company, and all nominees were elected. The shares voted for and those withheld from each nominee are set forth below opposite such nominee's name:

                                                     Shares
           Director Nominees    Shares Voted For    Withheld
         --------------------   ----------------  ------------

         Edward P. Gistaro         2,783,347       356,225

         Douglas P. Gill           2,753,179       386,393

         Ralph Brown               2,767,843       371,729

         Al R. Ireton              2,769,797       369,775

         Chauncey E. Schmidt       2,782,926       356,646

         Robert W. Schwartz        2,753,179       386,393

     The shares voted for Proposal 2 were 1,910,484 FOR, 199,236 AGAINST and 10,718 ABSTAIN.

Item 5.   Other Matters - None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11 - Computation of Earnings Per Share

          Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - 8-K filed June 9, 2000, reporting the sale of substantially all of the Registrant's operating assets and certain liabilities and obligations to a subsidiary of TAB Products Co.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOCUCON, INCORPORATED
                                        (Registrant)




                                        By /s/ Robert W. Schwartz
                                          -------------------------
                                            Robert W. Schwartz,
                                            President and Chief
                                            Executive Officer




                                        By  /s/ MARK G. HARDIN
                                           ------------------------
                                             Mark G. Hardin
                                             Chief Accounting Officer



Dated:    August 15, 2000