Form 10-Q
period 2000-09-30
DOCUCON INCORPORATED
filed 2000-11-14
CIK 843006

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB


                            (Mark One)
          [X]  Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

     For the Quarterly Period Ended     September 30, 2000
                                   --------------------------

                                OR

         [  ] Transition Report Under Section 13 or 15(d)
                       of the Exchange Act

       For the Transition Period From                to
                                      ---------------   -------------

                  Commission File Number  1-10185
                                        ----------


                       DOCUCON, INCORPORATED
 (Exact name of small business issuer as specified in its charter)


            Delaware                   74-2418590
(State or other jurisdiction of      (IRS Employer
 incorporation or organization)   Identification No.)

                        8 Airport Park Boulevard
                          Latham, New York  12110
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

Yes  X    No
    ---      -----

     State the number of shares outstanding of each of the issuer's classes of common equity as of
November 3, 2000        3,658,767
----------------    -----------------

                        DOCUCON, INCORPORATED
                        --------------------


                                INDEX
                                -----



                                                               Page

PART I.      FINANCIAL INFORMATION (UNAUDITED)
-------      ---------------------------------

Item 1:      Balance Sheets - September 30, 2000, and               3
             December 31, 1999

             Statements of Operations - For the Three and
             Nine Months Ended                                      5
             September 30, 2000 and 1999

             Statements of Cash Flows - For the Nine
             Months Ended September 30, 2000 and 1999               6

             Notes to Financial Statements                          7

Item 2:      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                             13


PART II.     OTHER INFORMATION                                      17
--------     -----------------


SIGNATURES                                                          19
----------

                        DOCUCON, INCORPORATED


                           BALANCE SHEETS




                                              September 30,
                                                  2000       December 31,
                   ASSETS                      (Unaudited)       1999
                                               ------------  -----------

CURRENT ASSETS:
 Cash and temporary cash investments            $   271,265   $  28,835
 Escrow account                                     254,987          -
 Receivable from TAB Products Co.                     4,709          -
 Prepaid expenses and other                          20,560      13,323
 Deposits                                             5,568      73,249
                                                -----------   ---------

             Total current assets                   557,089     115,407
                                                -----------   ---------
PROPERTY AND EQUIPMENT:
 Office equipment                                   129,802     129,802

 Furniture and fixtures                               1,000      37,445

 Leasehold improvements                                   -      26,680
                                                -----------   ---------

             Total property and equipment           130,802     193,927


 Less- Accumulated depreciation and
   amortization                                    (54,552)      (66,069)
                                               ------------   ----------

             Net property and equipment              76,250       127,858
                                                -----------   -----------
OTHER, net                                                -         9,653
                                                -----------    ----------


NET LONG-TERM ASSETS OF DISCONTINUED                      -       291,888
  OPERATIONS                                    -----------    ----------

             Total assets                      $    633,339    $  544,806
                                                ===========    ==========




   The accompanying notes are an integral part of these financial statements.

                        DOCUCON, INCORPORATED

                                             September 30,   December 31,
                                                  2000         1999
   LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)
                 (DEFICIT)                  --------------   ------------

CURRENT LIABILITIES:
 Accounts payable                               $   29,795    $  156,219

 Accrued liabilities                               126,125       324,542

 Retirement benefit payable                         37,834        45,886
 Income taxes payable                              100,000             -
 Current maturities of capital leases                8,610         8,124
 Related-party notes                               108,333       254.335

 Net current liabilities of discontinued
  operations                                             -     1,422,072
                                                ----------    ----------
          Total current liabilities                410,697     2,211,178
                                                ----------    ----------

CAPITAL LEASE OBLIGATIONS                            8,863        14,957
                                                ----------    ----------

OTHER LONG-TERM OBLIGATIONS                              -       226,310
                                                ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $1.00 par value,
  10,000,000 shares authorized-
   Series A, 60 shares authorized, 7 shares
    issued and outstanding as of September 30,
    2000, and December 31, 1999                          7             7
  Common stock, $.01 par value,
   25,000,000 shares authorized;
    3,658,767 shares and 3,508,767 shares
    outstanding as of September 30, 2000, and
    December 31, 1999, respectively                 36,588        35,088
 Additional paid-in capital                     10,145,928    10,209,903
 Accumulated deficit                            (9,964,508)  (12,148,401)
  Treasury stock, at cost, 4,495 shares             (4,236)       (4,236)
                                              ------------  ------------
          Total stockholders' equity
           (deficit)                               213,779    (1,907,639)

          Total liabilities and
            stockholders' equity (deficit)     $   633,339   $   544,806
                                               ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                        DOCUCON, INCORPORATED


                      STATEMENTS OF OPERATIONS

                             (Unaudited)


                                          Three Months               Nine Months
                                       Ended September 30         Ended September 30
                                    -------------------------   -----------------------
                                        2000         1999         2000         1999
                                    ------------  -----------   ---------- ------------
OPERATING REVENUES                    $        -  $         -   $        -   $        -
                                     -----------  -----------   ---------- ------------

COSTS AND EXPENSES:
 General and administrative               93,863      499,259      843,897    1,273,333
 Depreciation and amortization             2,250        8,045       13,131       15,540
                                     -----------   ----------   ----------  -----------

                                          96,113      507,304      857,028    1,288,873
                                     -----------   ----------   ----------  -----------

OPERATING LOSS FROM CONTINUING
 OPERATIONS                              (96,113)    (507,304)    (857,028)  (1,288,873)

OTHER INCOME (EXPENSE):
 Interest expense                           (172)        (503)                     (503)
                                                                   (24,438)
 Interest income                           3,942            -        5,091            -
                                     -----------  -----------   ----------  -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                     (92,343)    (507,807)    (876,375)  (1,289,376)

INCOME TAX EXPENSE                             -            -            -            -
                                     -----------  -----------   ----------  -----------

NET LOSS FROM CONTINUING OPERATIONS      (92,343)    (507,807)    (876,375)  (1,289,376)

PREFERRED STOCK DIVIDEND
 REQUIREMENTS                              4,813        4,813       14,438       14,438
                                     -----------   ----------   ---------- ------------
NET LOSS FROM CONTINUING OPERATIONS
 APPLICABLE TO COMMON STOCKHOLDERS       (97,156)    (512,620)    (890,813)  (1,303,814)

LOSS FROM DISCONTINUED OPERATIONS              -      (64,772)    (913,510)  (1,121,055)

GAIN ON DISPOSAL OF OPERATING
 ASSETS, net of income tax expense             -            -    3,973,778            -
 of $100,000                         -----------  -----------   ---------- ------------

NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCKHOLDERS                 $   (97,156)   $(577,392)  $2,169,455 $ (2,424,869)
                                     ===========   ==========   ========== ============

BASIC AND DILUTED LOSS FROM
 CONTINUING OPERATIONS PER COMMON
 SHARE                               $      (.03)  $     (.15)  $     (.25) $      (.39)

BASIC AND DILUTED EARNINGS (LOSS)
 FROM DISCONTINUED OPERATIONS PER
 COMMON SHARE                                  -         (.02)         .86         (.33)
                                      ----------   ----------   ----------  -----------

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE                     $     (.03)  $     (.17)  $      .61   $     (.72)
                                      ==========   ==========   ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                           3,654,272    3,456,436    3,571,060    3,363,099
                                      ==========    =========   ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                        DOCUCON, INCORPORATED

                      STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                                     Nine Months
                                                  Ended September 30
                                              --------------------------
                                                  2000         1999
                                               -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations           $ (876,375)  $(1,289,376)
  Adjustments to reconcile net loss from
   continuing operations to net cash used in
   operating activities-
    Depreciation and amortization                  13,131        15,540
    Common stock issued to officer                 22,838             -
    Loss on sale or abandonment of assets          25,222             -
    Gain on retirement debt forgiveness          (156,444)            -
    Changes in current assets and current
      liabilities-
     Decrease (increase) in prepaid expenses
      and other                                    60,444       (10,858)
     (Decrease) increase in accounts payable
  and accrued liabilities                        (232,893)      247,886
                                               ----------   -----------
                                                                      -
         Net cash used in operating
           activities                          (1,144,077)   (1,036,808)
                                               ----------   -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS    1,678,648        23,881
                                               ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   -       (39,832)
                                               ----------   -----------

         Net cash used in investing
  activities                                            -       (39,832)
                                               ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term notes                 1,075,000       325,000
 Principal payments on short-term notes        (1,075,000)            -
 Principal payments on long-term debt and
  other obligations                              (286,533)      (12,028)
 Principal payments under capital lease
  obligations                                      (5,608)       (1,228)
 Purchase of treasury stock                             -       (25,792)
                                               ----------   -----------

         Net cash (used in) provided by
  financing activities                           (292,141)      285,952
                                               ----------   -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
CASH INVESTMENTS                                  242,430      (766,807)

CASH AND TEMPORARY CASH INVESTMENTS,
  beginning of period                              28,835     1,082,321
                                               ----------   -----------

CASH AND TEMPORARY CASH INVESTMENTS, end of
  period                                       $  271,265   $   315,514
                                               ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Noncash investing and financing activities-
  Cancellation of warrants issued in           $   85,313   $         -
connection with related-party debt

  Capital lease obligations incurred           $        -   $    70,552

  Treasury stock issued for Employee Stock     $        -   $    23,805
Purchase Plan

  Stock issued in satisfaction of accrued      $        -   $    85,701
liabilities

 Cash paid during the period for-
  Interest                                     $   30,174   $    62,756

  Income taxes                                 $        -   $         -


   The accompanying notes are an integral part of these financial statements.

                        DOCUCON, INCORPORATED


                    NOTES TO FINANCIAL STATEMENTS

                             (Unaudited)


NOTE 1
------

The financial statements included herein have been prepared by Docucon, Incorporated (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company' Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

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

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $10 million, including losses of approximately $3.6 million in 1999 and approximately $.9 million from continuing operations in the first nine months of 2000. For the year ended December 31, 1999, and the nine months ended September 30, 2000, the Company had negative cash flows from operating activities of approximately $2.7 million and $1.2 million, respectively. In addition, as discussed in Note 9, the Company sold substantially all of its operating assets to TAB Products Co. (TAB) during the second quarter of 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2
------

Allowance for unbilled revenues-

Included as a component of net current liabilities of discontinued operations at December 31, 1999, is a current asset, unbilled revenues, net of an allowance. The allowance for unbilled revenues relates to conversion services performed for agencies of the U.S. Government. The Company's ability to collect these unbilled revenues was dependent upon a number of factors including quality control acceptance and the availability of funding to the respective agencies. The Company was informed by a U.S. Government customer in mid-1997 that funding for certain conversion services being performed had been depleted. Management completed the work that had been placed in production for this customer. As a result, the Company was unable to collect for approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues were shipped to the customer and is in various stages of quality control review. Management of the Company believes that a significant portion of such unbilled revenues represent valid assets. However, due to the continued aging of the unbilled revenues, the Company believed it was appropriate to provide an allowance on these unbilled revenues for the entire amount during the year ended December 31, 1998. The unbilled revenues and related allowance for unbilled revenues were a component of the net operating assets sold in the transaction described in Note 9.

NOTE 3
------

Common stock and preferred stock-

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per annum. Each share of preferred stock is entitled to vote 8,333 common shares. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. The Company cannot make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of September 30, 2000, cumulative undeclared dividends on the preferred stock approximated $193,000. In January 1999, the Company paid cash of $88,816 related to cumulative dividends on preferred stock that was converted during the fourth quarter of 1998. As the remainder of these dividends are undeclared, they have not been recorded as a reduction of the Company's equity. Common stock is subordinate to preferred stock in the event of liquidation. The Company has never paid cash dividends on its common stock.

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

In May 2000, the Company completed an agreement with the lessor for early termination of the lease of the Company's corporate headquarters. Pursuant to this agreement, the Company paid the lessor approximately $131,000 from the TAB proceeds at closing and gave up its rights to security deposits in the amount of approximately $51,000. Accelerated rent in the approximate amount of $96,000 is reflected as a component of the loss from continuing operations in the nine months ended September 30, 2000.

NOTE 5
------

Earnings (loss) per share-

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," outlines methods for computing and presenting earnings per share. Because the Company had losses from continuing operations during the quarters and nine months ended September 30, 2000 and 1999, options, warrants and shares from the assumed conversion of preferred stock were excluded as they are antidilutive in periods with losses from continuing operations. The exercise prices of substantially all of the Company's options and warrants outstanding exceeds the average market price for all periods presented and, thus, would be antidilutive had the Company had income from continuing operations.

NOTE 6
------

Accounts receivable financing-

On June 18, 1999, the Company entered into an accounts receivable purchase agreement (the Financing Agreement) with Silicon Valley Bank
(SVB). Under the terms of the agreement as amended, the Company was eligible to receive funding from SVB for up to $1,500,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company received cash advances from the eligible receivables equal to the face amount of the eligible receivables financed, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of the receivables. The Company was obligated to repay on demand the unpaid portion of any receivable financed by SVB under certain conditions including (i) an account receivable that remained uncollected 90 calendar days after the invoice date, (ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. During the fourth quarter of 1999, and subsequent to December 31, 1999, the Company was in technical default under certain provisions of the Financing Agreement. While SVB did not make a declaration of default or demand for payment, it had the right to do so under the provisions of the Financing Agreement. Pursuant to the agreement discussed in Note 9, TAB assumed the accounts receivable financing obligation in the net amount of approximately $636,000 and related accrued interest and fees in the amount of $55,831. The Company was released from the terms of the Financing Agreement when TAB promptly paid the obligation, interest and fees. The interest and fees are reported as a component of net loss from discontinued operations in the nine months ended September 30, 2000.

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

Related-party transaction-

In May 2000, as consideration for acceptance of service as the Company's president the Company's board of directors authorized the issuance of 150,000 shares of the Company's common stock to a company in which the Company's president has material ownership. The stock was fully vested on June 1, 2000, and the fair value on date of grant has been recorded as a component of general and administrative expenses for the nine months ended September 30, 2000.

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

As discussed in Note 9, on November 9, 2000, TAB asserted claims against the $250,000 Escrow Fund, as defined. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB above and beyond the Escrow Fund is remote.

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

                                -10-
NOTE 9
------
Discontinued operations-

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



                                        Three Months                 Nine Months
                                     Ended September 30          Ended September 30
                                 --------------------------  --------------------------
                                     2000          1999          2000          1999
                                 ------------   -----------  -----------  -------------
Revenues                          $         -   $2,013,425   $ 1,213,204  $   4,477,559
                                  ===========   ==========   ===========  =============

Loss from discontinued
 operations                       $         -   $  (64,772)  $  (913,510)  $ (1,121,055)
                                  ===========   ==========   ===========   ============

Gain on disposal of discontinued
 operations, net of income tax
 expense of $100,000              $         -   $        -   $ 3,973,778   $          -
                                  ===========   ==========   ===========   ============


The components of net current liabilities and net long-term assets of discontinued operations at December 31, 1999, are shown below:

Accounts receivable, net             $    992,243
Unbilled revenue, net                     523,014
Prepaid expenses and other                100,834
Accounts payable                       (1,229,416)
Accrued liabilities                      (862,140)
Current maturities of capital
  leases                                  (47,603)
Secured indebtedness                     (899,004)
                                     ------------

Net current liabilities of
  discontinued operations            $ (1,422,072)
                                     ============

Property and equipment, net          $    334,486
Other, net                                 17,647
Capital lease obligations                 (60,245)
                                     ------------

Net long-term assets of
  discontinued operations            $    291,888
                                     ============

In conjunction with entering into a nonbinding letter of intent in January 2000, and definitive asset purchase agreement dated March 7, 2000, by and among TAB and Bunt Acquisition Corporation on one hand, and the Company on the other hand (TAB Asset Purchase Agreement), TAB loaned the Company cash evidenced by secured promissory notes in the amount of $1,075,000 to fund working capital deficits. This amount, plus accrued interest, was deducted from cash proceeds at closing.
In addition, in accordance with the TAB Asset Purchase Agreement, promptly after closing, the Company paid from the cash proceeds substantially all liabilities not assumed by TAB, except for certain amounts due under employment agreements with certain Company officers, a retirement obligation due to a former officer of the Company and the related-party loans discussed in Note 7. Prior to the closing of the TAB transaction, certain Company officers and a former Company officer agreed to reductions in the amounts due under employment agreements and a retirement agreement, respectively, among other terms. The two directors of the Company who had loaned the Company an aggregate of $325,000 agreed to waive the accrued interest due on the notes and to the cancellation of the related warrants (as described in Note 7), among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations promptly after closing and the remaining one-third will be satisfied upon release of the escrow fund, described below, from available cash less a reasonable provision for any net costs necessary to wind-down and/or dispose of the Company.

Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund (Escrow Fund) for the purposes of indemnifying TAB from certain "Indemnifiable losses," as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund is scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims will be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to Section 6 of the Escrow Agreement. The Company is currently evaluating these claims and is preparing a response thereto. The Company has until December 11, 2000, to respond. At the present time, the Company is unable to determine with any certainty the outcome of the claims asserted. The Company does not believe that any claims asserted by TAB will exceed the amount of the Escrow Fund. Under the TAB Asset Purchase Agreement, all claims by TAB are limited to the amount of the Escrow Fund except as to claims asserted on the basis of fraud, willful misconduct or the failure of the Company to perform postclosing obligations. The Company does not believe the foregoing exceptions apply. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB above and beyond the Escrow Fund is remote.

Unrelated to TAB's pending claim against the Escrow Fund, at June 30, 2000, the Company owed TAB approximately $213,000 consisting primarily of the Company's cash balances that were acquired by TAB as well as certain purchase price adjustments to the net assets acquired by TAB pursuant to the TAB Asset Purchase Agreement. This amount was paid during the three months ended September 30, 2000, upon final agreement of the parties.

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

The Company reported a net loss applicable to common stockholders of approximately $97,000 and net income applicable to common stockholders of approximately $2,169,000, in the quarter and nine months ended September 30, 2000, respectively. The Company reported a net loss applicable to common stockholders of approximately $577,000 and approximately $2,425,000 in the quarter and nine month periods ended September 30, 1999, respectively.

The Company reported a net loss from continuing operations applicable to common stockholders of approximately $97,000 and approximately
$891,000 in the quarter and nine months ended September 30, 2000, as compared to losses of approximately $513,000 and approximately
$1,304,000 in the 1999 periods.

Discontinued operations, before gain on disposal of operating assets, produced losses of approximately $65,000 in the quarter ended
September 30, 1999, and approximately $914,000 and approximately
$1,121,000 for the nine months ended September 30, 2000 and 1999, respectively.

Revenues from discontinued operations were approximately $2,013,000 for the quarter ended September 30, 1999, and approximately $1,213,000 and $4,478,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease for the nine months was primarily the result of 129 fewer days of operations in the 2000 period due to the sale of substantially all of the operating assets to TAB in late May. In addition, the 1999 revenues reflected significant increases in production due to new contracts, compared to 2000 which had production from fewer new contracts.

Production costs from discontinued operations were approximately $2,013,000 for the 1999 quarter and approximately $1,213,000 for the nine months ended September 30, 2000, as compared to approximately $4,478,000 for the 1999 period. The decreases in the quarter and nine-month periods were due to fewer days of operations in the 2000 periods due to the TAB transaction and to lower compensation costs as a result of reduced headcount related to reduced revenue levels.

General and administrative expenses, research and development expenses and marketing expenses from discontinued operations all decreased in the nine months ended September 30, 2000, when compared to the same periods in 1999, primarily due to fewer days of operations in the 2000 periods and reduced revenue levels. Interest expense from discontinued operations increased in the nine months ended September 30, 2000, as compared to 1999, due primarily to increased accounts receivable financing.

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, the Company sold substantially all of its operating assets to TAB for cash of approximately $2.7 million and the assumption of $2.3 million of operating liabilities. Consequently, the Company's primary remaining assets at September 30, 2000, are cash of approximately $271,000, an escrow account in the amount of approximately $255,000 and office equipment with a net book value of approximately $76,000. Remaining liabilities include accounts payable and accrued expenses of approximately $156,000, income taxes payable of approximately $100,000, capital lease liability of approximately $17,000 and the related-party notes balance of approximately $108,000. The remaining assets will be used to pay the remaining liabilities, fund efforts to realize value, if any, from the remaining assets and pay a distribution to shareholders, if any. The Company's only current source of liquidity is realization of value from Company assets and there can be no assurance that the remaining assets will yield material value.

The Company was informed by a U.S. Government customer in mid-
1997 that funding for certain conversion services being performed had been depleted. Management completed the work that had been placed in production for this customer. As a result, the Company was unable to invoice and collect for approximately $1.6 million of conversion services for this customer, the substantial majority of which were performed during 1997. A substantial portion of the conversion products associated with the $1.6 million of unbilled revenues were shipped to the customer and are in various stages of quality control review. Management of the Company believes that a significant portion of such unbilled revenues represent valid assets. However, due to the continued aging of the unbilled revenues, the Company believed it was appropriate to provide an allowance of $1.6 million on these unbilled revenues for the entire amount during the year ended December 31, 1998. The unbilled revenues and related allowance for unbilled revenues were a component of the net operating assets sold in the transaction described in Note 9 and above.

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

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $10 million, including losses of approximately $3.6 million in 1999 and approximately $.9 million from continuing operations in the first nine months of 2000. For the year ended December 31, 1999, and the nine months ended September 30, 2000, the Company had negative cash flows from operating activities of approximately $2.7 million and $1.2 million, respectively. In addition, as discussed above, the Company sold substantially all of its operating assets to TAB during the second quarter of 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

OUTLOOK

In May 2000, the Company sold substantially all of its operating assets to TAB Products Co. (TAB), for cash of approximately
$2.7 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a pretax gain of approximately $4.1 million. Consequently, the Company's ongoing activities are related to efforts to realize value, if any, from the remaining assets (which may include the Company's publicly traded "shell"), payment of remaining liabilities, including income taxes, and a potential distribution to shareholders. The Company does not expect to have future operating revenues and related operating costs and expenses. Because the value to be realized from the remaining assets, the amount of the remaining liabilities and the net balance to be released from the Escrow Fund are uncertain, the amount of cash that will ultimately be available for distribution to stockholders, if any, is not determinable at this time.

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

Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund (Escrow Fund) for the purposes of indemnifying TAB from certain "Indemnifiable losses," as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund is scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims will be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to Section 6 of the Escrow

Agreement. The Company is currently evaluating these claims and is preparing a response thereto. The Company has until December 11, 2000, to respond. At the present time, the Company is unable to determine with any certainty the outcome of the claims asserted. The Company does not believe that any claims asserted by TAB will exceed the amount of the Escrow Fund. Under the TAB Asset Purchase Agreement, all claims by TAB are limited to the amount of the Escrow Fund except as to claims asserted on the basis of fraud, willful misconduct or the failure of the Company to perform postclosing obligations. The Company does not believe the foregoing exceptions apply. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB above and beyond the Escrow Fund is remote. At June 30, 2000, the Company owed TAB approximately $213,000 consisting primarily of the Company's cash balances that were acquired by TAB as well as certain purchase price adjustments to the net assets acquired by TAB pursuant to the TAB Asset Purchase Agreement. This amount was paid during the three months ended September 30, 2000, upon final agreement of the parties.

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

     As discussed in Note 9, to the financial statements on November 9, 2000, TAB asserted claims against the $250,000 Escrow Fund, as defined. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB above and beyond the Escrow Fund is remote.

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


                                        DOCUCON, INCORPORATED
                                        (Registrant)




                                        By /s/ Robert W. Schwartz
                                           ------------------------
                                         Robert W. Schwartz,
                                         President and Chief
                                         Executive Officer




Dated:    November 13, 2000