Form 10KSB40
period 2000-12-31
DOCUCON INCORPORATED
filed 2001-04-17
CIK 843006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE YEAR ENDED DECEMBER 31, 2000; OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10185

                             DOCUCON, INCORPORATED
                             ---------------------
                 (Name of Small Business Issuer in its Charter)

            DELAWARE                                      74-2418590
--------------------------------                     -------------------
 (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

   8 Airport Park Boulevard
       Latham, New York                                      12110
------------------------------------                 -------------------
(Address of Principal Executive                           (Zip Code)
          Offices)

Issuer's Telephone Number, Including Area Code:         (518) 786-7733
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

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes  |X|                            No  |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State Issuer's revenues for its most recent fiscal year:  NONE(a)

      State the aggregate market value of the voting stock held by non-affiliates as of March 15, 2001:

               Common Stock, par value $.01 per share - $343,192

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

(a) excluded revenue of approximately $1.2 million for discontinued operations.

          CLASS                             OUTSTANDING AT March 15, 2001
--------------------------------------------------------------------------------
   COMMON STOCK, PAR VALUE                            3,658,767 SHARES
       $.01 PER SHARE
                       DOCUMENTS INCORPORATED BY REFERENCE
Certain documents are incorporated by reference into this Annual Report on Form
                              10-KSB. See Item 13.

           Transitional Small Business Issuer Format: Yes |_| No |X|

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

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

      Docucon, Incorporated ("Docucon" or the "Company") was incorporated under the laws of the State of Delaware in 1988 and is the successor by merger to a Texas corporation organized in 1986. In May 2000, Docucon sold substantially all of its operating assets to TAB Products Co. (TAB). Prior to the asset sale to TAB, the Company's primary business was in document conversion. As a result of the sale to TAB, the Company effectively became a "shell" company with no revenues and continuing general and administrative expenses. The Company's on-going activities are related to the efforts to realize value for its remaining assets.

ASSET PURCHASE AGREEMENT WITH TAB PRODUCTS CO.

      On May 25, 2000, the Company completed the sale of substantially all of its operating assets and certain liabilities and obligations (TAB Sale) to Bunt Acquisition Corporation, a Delaware corporation, a wholly owned subsidiary of TAB. The TAB Sale was consummated in accordance with the terms of an Asset Purchase Agreement dated as of March 7, 2000 (Asset Purchase Agreement).

      Under the Asset Purchase Agreement with TAB, the consideration paid to the Company was approximately $2,800,000, and the liabilities and obligations assumed by TAB were valued at about $2,300,000. The total consideration paid in the TAB Sale was determined through arm's length negotiations between the parties. Neither the Company or any of its affiliates had, nor to the knowledge of the Company did any director or officer, or any associate of any such director or officer of the Company, have any material relationship with TAB.

DISCONTINUED OPERATIONS

      As a result of the sale of substantially all of the Company's operating assets to TAB, Docucon has discontinued its operation. The Company's on-going activities are related to efforts to realize value, if any, from its remaining assets (which may include the Company's publicly traded "shell"), payment of any remaining liabilities, including income taxes and a potential distribution to shareholders.

PROPOSED REVERSE MERGER OF DIGITAL VISION SYSTEMS, INC. INTO DOCUCON

      On April 2, 2001, the Company announced that its Board of Directors has agreed to the terms of a letter of intent calling for Docucon's acquisition of all outstanding and issued shares of Digital Vision Systems, Inc., a Nevada corporation ("DVS"). The proposed reverse merger of DVS into Docucon would result in DVS shareholders owning 90.5% of the combined entity. Additionally, Docucon's shareholders would receive warrants for an additional 2.0% of the combined entity, depending upon future performance of the combined entity's common stock market price. Docucon and DVS hope to conclude the proposed combination in June 2001.

      The proposed combination is subject to various, significant conditions including but not limited to negotiation and execution of definitive agreements, DVS' pre-merger commitment to fund an additional $2.5 million in operating capital, and approval by both Docucon and DVS shareholders.

      DVS, a privately held Nevada corporation chartered in May 2000, manufactures and distributes video surveillance systems based upon digital compression technology. DVS' software management system and related digital video recording hardware are marketed worldwide for camera surveillance security applications by retail, education, manufacturing, government and military users, among others. DVS is based in San Antonio, Texas.

EMPLOYEES

      Currently, the Company has no full-time employees. The Company uses temporary staffing to provide financial and administrative human resources to support the Company's on-going, limited activities.

ITEM 2. DESCRIPTION OF PROPERTY.

      In December 1999 the Company moved into a new, 31,000 square foot leased facility. This facility was utilized for the Company's San Antonio operations center. In May 2000, the Company completed an agreement with the lessor for early termination of the lease of the Company's corporate headquarters. Pursuant to this agreement, the Company paid the lessor approximately $131,000 from the TAB proceeds at closing of the TAB Sale and gave up its rights to security deposits in the amount of approximately $51,000.

      On June 1, 2000, the Company leased a 250 square foot office space for $1,675 per month in Wayne, Pennsylvania. This lease carries a 60-day termination notice requirement. Currently, this office space is used by temporary support staff and for record keeping.

      In Management's opinion, the Company's physical properties are adequate for the Company's current needs, and are consistent with the Company's plans described elsewhere in this Annual Report on Form 10-KSB.

ITEM 3. LEGAL PROCEEDINGS.

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

      The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was orally advised that the Government's investigation of the Company's voluntary disclosure is complete and that criminal prosecution has been declined. Since February 2000, the Company has received no notice of any further claims relating to this matter. While the Company remains potentially liable for civil damages, it does not believe that material civil damages, if any, will ultimately be assessed.

      Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund (Escrow Fund) for the purposes of indemnifying TAB from certain "Indemnifiable losses," as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund was scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims will be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to Section 6 of the Escrow Agreement, based upon certain claims asserted by the Department of Labor (DOL) relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of these claims. TAB consented to Docucon's participation. Docucon and TAB agreed to a 90-day good-faith negotiation period commencing December 7, 2000, and ending on March 7, 2001. This period was subsequently extended to April 30, 2001. The Company and TAB are negotiating a potential resolution of this matter, and continuing discussions with DOL. The Company expects resolution of this matter in the second quarter 2001; however, at the present time, the Company is unable to determine with any certainty the outcome of the claims asserted. Under the TAB Asset Purchase Agreement, all claims by TAB are limited to the amount of the Escrow Fund except as to claims asserted on the basis of fraud, willful misconduct or the failure of the Company to perform postclosing obligations. The Company does not believe the foregoing exceptions apply. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB in excess of the Escrow Fund is remote.

      Except as noted above, no actions are currently pending against the Company. The Company maintains general liability insurance and other insurance coverages which it believes to be adequate and typical in the industry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock, par value $.01 per share, is traded on The OTC Bulletin Board (Symbol: DOCU.OB).

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

                                                                 REPORTED
                                                                BID PRICE
                                                            -----------------
                                                             HIGH        LOW
-----------------------------------------------------------------------------
          2000
       ---------
       First Quarter....................................... $ 0.44     $ 0.08
       Second Quarter......................................   0.47       0.16
       Third Quarter.......................................   0.45       0.16
       Fourth Quarter......................................   0.69       0.28

          1999
       ---------
       First Quarter....................................... $ 0.97     $ 0.63
       Second Quarter......................................   0.69       0.44
       Third Quarter.......................................   0.97       0.50
       Fourth Quarter......................................   0.75       0.41

      The last reported sale price for the Common Stock on The OTC Bulletin Board on March 15, 2001, was $0.08 per share. Bid and asked prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      There were approximately 218 holders of record of the Common Stock as of March 15, 2001, excluding those shares held by depository companies for certain beneficial owners.

      The Company has never paid cash dividends on its Common Stock. Under the terms of the Company's Series A Convertible Preferred Stock, the Company cannot pay dividends on its Common Stock until all accumulated but unpaid dividends on such Preferred Stock have been paid. At December 31, 2000, cumulative undeclared dividends on the Series A Convertible Preferred Stock were approximately $198,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2000 COMPARED TO 1999

      In May 2000, the Company sold substantially all of its operating assets to TAB Products Co. (TAB), for cash of approximately $2.8 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a pretax gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation. Consequently, the Company's ongoing activities are related to efforts to realize value, if any, from the remaining assets (which may include the Company's publicly traded "shell"), payment of remaining liabilities, including income taxes and a potential distribution to shareholders. The Company does not expect to have future operating revenues and related operating costs and expenses.

      For the year ended December 31, 2000 and 1999, the Company had net income
(loss) applicable to common shareholders of approximately $2.1 million and ($3.6) million, respectively. The increase can be attributed to the Company's May 2000 sale of substantially all of its operating assets and certain liabilities to TAB that resulted in a gain of approximately $4.1 million.

      For the years ended December 31, 2000 and 1999, the Company's loss from continuing operations was approximately $1 million and $1.7 million respectively. In 2000, the approximate $1 million loss from continuing operations consisted of salaries and benefits of approximately $490,000 (primarily settlements of employment agreements with former officers and key employees), office rent of approximately

$189,000 (primarily settlement on the Company's former corporate headquarters in Malvern, PA), interest of approximately $107,000 (including noncash interest of approximately $71,000 relating to the amortization of original issue discount on the notes payable to directors) and approximately $214,000 of other items. In 1999, the approximate $1.7 million loss from continuing operations consisted of salaries and benefits of approximately $789,000, office rent of approximately $136,000, travel of approximately $146,000, professional fees of approximately $160,000 and approximately $469,000 of other items.

      For the years ended December 31, 2000 and 1999, the Company's loss from discontinued operations, excluding the approximate $4.1 million gain on disposal, was approximately $1 million and $1.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      In May 2000, the Company sold substantially all of its operating assets to TAB for cash of approximately $2.8 million and the assumption of $2.3 million of operating liabilities. Consequently, the Company's primary remaining assets at December 31, 2000, are cash of approximately $238,000, an interest in an escrow account in the amount of approximately $259,000 and office equipment with a net book value of approximately $74,000. Remaining liabilities include accounts payable, accrued expenses and other current liabilities of approximately $279,000, and the related-party notes balance of approximately $108,000. The remaining assets will be used to pay the remaining liabilities, fund efforts to realize value, if any, from the remaining assets and if possible, pay a distribution to shareholders, if any. The Company's only current source of liquidity is realization of value from Company assets and there can be no assurance that the remaining assets will yield material value. Because the value to be realized from the remaining assets, the amount of the remaining liabilities and the net balance to be released from the Escrow Fund are uncertain, the amount of cash that will ultimately be available for distribution to stockholders, if any, is not determinable at this time.

      On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the Notes), issued in conjunction with these loans, carried a 12 percent annual interest rate. Principal and interest on the Notes were payable on the earlier of (i) September 28, 2000, or
(ii) within 10 days of an equity-based financing (the Financing), as defined. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. Upon consummation of the TAB Sale, the two directors agreed to waive the accrued interest due on the notes and to the cancellation of the related warrants (as described in Note 4), among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations promptly after closing and the remaining one third will be satisfied upon release of the Escrow Fund.

      On June 18, 1999, the Company entered into an accounts receivable purchase agreement (the Financing Agreement) with Silicon Valley Bank (SVB). Under the terms of the agreement as amended, the Company was eligible to receive funding from SVB for up to $1,500,000 of eligible accounts receivable with full recourse by SVB to the Company. The Company received cash advances from the eligible receivables equal to the face amount of the eligible receivables financed, less a reserve established by SVB of not less than 20 percent of the aggregate face amount of the receivables. The Company was obligated to repay on demand the unpaid portion of any receivable financed by SVB under certain conditions including (i) an account receivable that remains uncollected 90 calendar days after the invoice date, (ii) the bankruptcy or insolvency of any account debtor or (iii) any breach of the Financing Agreement by the Company. During the fourth quarter of 1999, and subsequent to December 31, 1999, the Company was in technical default under certain provisions of the Financing Agreement. While SVB did not make a declaration of default or demand for payment, it had the right to do so under the provisions of the Financing Agreement. Pursuant to the Asset Purchase Agreement, TAB assumed the accounts receivable financing obligation in the net amount of approximately $636,000 and the related accrued interest and fees in the amount of approximately $56,000. The Company was released from the terms of the Financing Agreement when TAB promptly paid the obligation, interest and fees.

      As discussed under Item 3 and Note 3, on November 9, 2000 TAB asserted claims against the $250,000 Escrow Fund, as defined. The Company and TAB are negotiating potential resolution of this matter. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB above and beyond the Escrow Fund amount is remote.

      Since its inception, the Company's operations have been supplemented through bank borrowings, capital contributions, borrowings from affiliated and unaffiliated lenders, an initial public offering of the Company's Common Stock in 1989, the conversion of warrants into Common Stock and private preferred stock placements.

      The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. As previously discussed throughout, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further at December 31, 2000, the Company has cumulative losses of approximately $10.1 million and a working capital deficit of approximately $141,000. For the years ended December 31, 2000 and 1999, the Company had negative operating cash flows of approximately $2.0 million and $2.7 million, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Net cash at December 31, 2000 was approximately $238,000. Accounts payable, accrued expenses and other current liabilities and notes payable were approximately $387,000 at December 31, 2000.

ITEM 7. FINANCIAL STATEMENTS.

      Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:

                                                                          PAGE
                                                                          ----
       Reports of Independent Public Accountants...........................F-1

       Balance Sheet as of December 31, 2000...............................F-3

       Statements of Operations for the Years Ended
       December 31, 2000 and 1999..........................................F-4

       Statements of Stockholders' Equity (Deficit) for the
       Years Ended December 31, 2000 and 1999..............................F-5

       Statements of Cash Flows for the Years Ended
       December 31, 2000 and 1999..........................................F-6

       Notes to Financial Statements.......................................F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      Effective February 22, 2001, Docucon, Incorporated ("Registrant"), acting on the direction of its Board of Directors, approved the dismissal of Arthur Andersen LLP as the Company's independent accountants. The reports of Arthur Andersen LLP on the Registrant's financial statements for the past fiscal year ending December 31, 1999 were modified to discuss matters which raise substantial doubt about the Registrant's ability to continue as a going concern. Those reports did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to audit scope or accounting principles. In connection with the audits of the Registrant's financial statements for the fiscal year ended December 31, 1999 and through February 22, 2001, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their reports on the financial statements for such years nor were there any reportable events. Arthur Andersen LLP has furnished the

Registrant with a letter addressed to the Securities and Exchange Commission indicating Arthur Andersen LLP's agreement with the above statements.

      Effective on February 22, 2001, Registrant retained the accounting firm of Rothstein, Kass & Company, P.C. to serve as its independent accountants to audit its financial statements beginning with the year ended December 31, 2000. This engagement was effective February 22, 2001. Prior to its engagement as Registrant's independent auditors, Rothstein, Kass & Company, P.C. had not been consulted by Registrant either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on Registrant's financial statements or on any other matter that was the subject of any prior disagreement between Registrant and Registrant's previous certifying accountants.

      The Company has had no disagreements with its independent accountants within the twenty-four months prior to December 31, 2000 or subsequent to that date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY TECHNICAL PERSONNEL

            The following table sets forth certain information with respect to the Company's Directors, and executive officers and key technical personnel:

         NAME                AGE                     POSITION
         ----                ---                     --------
   Edward P. Gistaro         64       Chairman of the Board of Directors

   Robert W. Schwartz        55       President, Chief Executive Officer, Chief
                                      Financial Officer and Director

   Ralph Brown               66       Secretary and Director

   Al R. Ireton              65       Director

   Chauncey E. Schmidt       67       Director

   Douglas P. Gill           51       Director

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

            Robert W. Schwartz was elected President, Chief Executive Officer and Chief Financial Officer on May 19, 2000, in a part-time capacity. He was elected to the Board of Directors of the Company in April 1998. Mr. Schwartz founded the Schwartz Heslin Group, Inc. ("SHG"), an investment banking firm, in 1985. As Managing Director of SHG, Mr. Schwartz specializes in corporate planning, finance and development. From 1980 to 1985, he was founder, President and Chief Executive Officer of Winsource, Inc., a high tech firm which packaged and marketed integrated telephone and computer systems. Mr. Schwartz served as President, Chief Operating Officer and Director of Coradian Corporation and as Vice President and Chief Financial Officer of Garden Way Manufacturing Corporation from 1975 to 1980 and 1970 to 1975, respectively. SHG has been retained by the Company in the past to provide investment and financial advice.

            Douglas P. Gill was elected as a Director of the Company on May 19, 2000. From April 1998 to May 2000, he had served as President and Chief Executive Officer of the Compapny. Mr. Gill was a general partner of Foster Management Company, a venture capital firm, from 1994 until 1998. From 1984 to 1994 Mr. Gill served as First Vice President of Janney Montgomery Scott, Inc., a regional investment banking and brokerage firm, and in various management capacities at Scott Paper Company from 1975 to 1984. Mr. Gill also served as a senior auditor at Arthur Andersen & Co. (now LLP) from 1972 to 1975.

            Ralph Brown, an attorney in private practice since 1968, has served as Director and as Secretary of the Company since May 1, 1987. From 1987 to 1989, he served also as Treasurer of the Company. Mr. Brown has also served since 1975 as President of Cherokee Ventures, Inc., a real estate leasing firm, since 1978 as President of East Central Development Corporation and since 1982 as President of Southeast Suburban Properties, Inc. The latter two businesses are real estate development firms.

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

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 2000 through March 15, 2001, all officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION -- GENERAL

            The following table sets forth compensation earned by or awarded to the Chief Executive Officer and the named executive officers for all services rendered to the Company in 2000, 1999 and 1998.

SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                           --------------------------------       -----------------------------
                                                     BONUS/ANNUAL  OTHER                                      ALL
                                                      INCENTIVE    ANNUAL       RESTRICTED    SECURITIES     OTHER
NAME AND PRINCIPAL                                      AWARD      COMPEN-      STOCK         UNDERLYING     COMPEN-
POSITION                         YEAR      SALARY(1)    (2)        SATION       AWARDS(3)      OPTIONS       SATION
------------------             --------    --------    --------    --------    --------        ----------    --------
Robert W. Schwartz               2000      $    --     $   --       $  --       150,000            --        $     --
President, Chief Executive
Officer and Chief Financial
Officer

Douglss P. Gill                  2000        94,779                                                            96,666
President and                    1999       200,000      10,407        --                       71,920             20
Chief Executive Officer          1998       149,020      50,000        --                      275,000             20

Warren D. Barratt                2000        56,287        --          --          --              --          42,430
Senior Vice President            1999       140,000       7,285        --                      116,825             20
Chief Financial Officer          1998         5,385        --          --                      100,000             20
and Treasurer

Paul M. Nunley                   2000        46,795        --          --          --              --          39,604
Vice President, Operations       1999       130,000       6,764        --        98,460            --              20
and Technology

----------
(1) Effective March 31, 2000, the Company terminated the employment agreements of Messrs. Gill, Barratt, Nunley and Hardin (Controller of Company) and entered into Employment Agreement Settlement Agreements as further described below.

(2) Aggregate perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus listed above.

(3) In May 2000, as consideration for acceptance of services as the Company's President, the Company's board of directors authorized the issuance of 150,000 shares of the Company's common stock to Mr. Schwartz.

STOCK OPTION GRANTS IN 2000

                                                         INDIVIDUAL GRANTS
                                ----------------------------------------------------------------
                                  NUMBER OF        % OF TOTAL
                                 SECURITIES      OPTIONS GRANTED     EXERCISE
                                 UNDERLYING        TO EMPLOYEES        PRICE         EXPIRATION
   NAME                       OPTIONS GRANTED     IN FISCAL YEAR     PER SHARE          DATE
   ----                         ------------       ------------     ------------    ------------
Robert W. Schwartz                    --               --               --                --
Douglas P. Gill ............          --               --               --                --
Warren D. Barratt     ......          --               --               --                --
Paul M. Nunley .............          --               --               --                --

STOCK OPTION EXERCISES IN 2000 AND OPTION VALUES AT DECEMBER 31, 2000

                                                                                                VALUE OF UNEXERCISED
                               SHARES                      NUMBER OF UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                              ACQUIRED                         AT DECEMBER 31, 2000(1)          AT DECEMBER 31, 2000
                                 ON             VALUE       ----------------------------    ----------------------------
           NAME               EXERCISE        REALIZED      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
           ----             ------------    ------------    ------------    ------------    ------------    ------------

Robert W. Schwartz .....            --      $       --              --             --       $       --      $       --
Douglas P. Gill ........            --      $       --           346,920           --       $       --      $       --
Warren D. Barratt ......            --      $       --           216,825           --       $       --      $       --
Michael C. Mooney ......            --      $       --            72,275           --       $       --      $       --
Paul M. Nunley .........            --      $       --           173,460           --       $       --      $       --

(1) The Company is reporting options outstanding, but unexercised, prior to the consummation of the TAB Sale. The Company is currently evaluating the extent to which any such options are now terminated, in light of discontinued operations and termination of employee status.

EMPLOYMENT AGREEMENTS

            On March 31, 2000, and in conjunction with the TAB Sale, the Company entered into Employment Agreement Settlement Agreements with Messrs. Douglas P. Gill, President, Chief Executive Officer Paul M. Nunley, Vice President, Operations and Technology; Warren D. Barratt, Chief Financial Officer; and Mark
G. Hardin, Controller of Company. Under the terms of these settlement agreements, the Company paid a total amount of $308,830.19. This amount included $196,500 which represented thirty percent (30%) of the amounts these officers would be entitled to receive as severance under their respective employment contracts with the Company. In addition, these officers were paid an aggregate of $85,846.14 for unpaid wages and accrued vacation through April 30,2000. Two-thirds of the total payments, or $205,886.79, were paid at closing of the TAB Sale, with the balance to be paid at the termination of the Escrow Agreement, from available cash of the Company less any reasonable provision for additional net costs to wind-down and/or dispose of the Company.

      In full and final payment of the Company's obligations to Mr. Alan Hobgood, former President of the Company, under a buyout of his employment contract in 1998 and consulting agreement with Company, Mr. Hobgood and the Company entered into a Business Consultant Agreement Settlement Agreement for the amount of $113,615. This amount represents $25,000 in past due amounts payable, and thirty percent (30%) of the balance due to Mr. Hobgood under the buyout agreement. Mr. Hobgood was paid two-thirds of this amount at closing of the sale, or $75,743.33, with the balance being owed at termination of the escrow period .

STOCK OPTIONS

1988 STOCK OPTION PLAN

            The Company had a 1988 Stock Option Plan, covering an aggregate of 415,000 shares of Common Stock. The 1988 Stock Option Plan provided for the grant to officers, Directors and key employees of the Company of incentive stock options ("ISOs") intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options ("NQSOs"). The 1988 Stock Option Plan was approved by the stockholders of the Company on November 15, 1988. Amendments to the 1988 Stock Option Plan increasing the number of shares covered thereby were approved by the stockholders of the Company on April 21, 1989, May 14, 1991, May 7, 1992, and August 12, 1997. As of March 15, 2001, under the 1988 Stock Option Plan there were outstanding options to purchase 203,962 shares of the Company's Common Stock at prices ranging from $1.00 to $5.52 per share.

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

1991 DIRECTOR NON-STATUTORY STOCK OPTION PLAN

            The Company also has a 1991 Director Non-Statutory Stock Option Plan (the "1991 Director Plan"), currently covering an aggregate of 210,000 shares of Common Stock. The 1991 Director Plan was approved by the stockholders of the Company on May 7, 1992 and provides for the grant of NQSOs to non-employee Directors of the Company. An amendment to increase the number of shares offered and reserved for the 1991 Director Plan was approved by the stockholders of the Company on June 9, 1998. As of March 15, 2001, there were outstanding under the 1991 Director Non-Statutory Stock Option Plan options to purchase 130,000 shares of the Company's Common Stock at prices ranging from $0.875 to $5.52 per share.

            Under the 1991 Director Plan, which is administered by the Board of Directors, non-employee Directors are granted options to purchase 10,000 shares of the Company's Common Stock upon their initial election as Directors and 7,500 shares on the second anniversary date of such election at the then-current market price of such shares. One-third of the initial grant shall vest on each anniversary of the date of grant, and one-third of the second grant shall vest every six months after the date of grant. The 1991 Director Plan expired on February 10, 2001. Under an amendment to the 1991 Director Plan adopted by the Board of Directors in June 1998, each eligible Director will receive an additional annual grant of options covering 6,250 shares of Common Stock, commencing with the fiscal year of the Company immediately following the fiscal year in which all shares of Common Stock covered by the initial grant and the second grant described above are fully vested, and such annual grant will continue each fiscal year thereafter until options covering all shares reserved for issuance under the 1991 Director Plan have been granted. Options granted under the 1991 Director Plan must be exercised within ten years from the date of grant, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months after termination of service as a Director of the Company, unless such termination is by reason of death or disability or for cause. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth in the option. Such payment must be made in cash or through delivery of shares of Common Stock or a combination of cash and Common Stock. The 1991 Director Plan may be amended at any time by vote of the Board of Directors.

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

1998 EMPLOYEE STOCK OPTION PLAN

            On April 1, 1998, the Company approved the 1998 Employee Stock Option Plan (the 1998 Employee Plan) covering 187,500 shares of common stock. The plan was amended effective July 30, 1999 to increase the number of shares reserved to 687,500. Unless terminated earlier by the Board of Directors, the 1998 Plan will terminate on March 31, 2008. The purpose of the plan is to supplement and replace the 1988 Stock Option Plan (the 1988 Plan). The 1998 Employee Plan provides for the grant to key employees of the Company of incentive stock options (ISOs) intended to qualify under Section 422(b) of the Internal Revenue Code and nonqualified stock options (NQSOs). As of March 15, 2001, under the 1998 Stock Option Plan there were outstanding options to purchase 582,221 shares of the Company's Common Stock at prices ranging from $0.750 to $2.063 per share.

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

1998 EXECUTIVE NON-STATUTORY PLAN

            In 1998, the Company approved the 1998 Executive Non-Statutory Plan (the 1998 NQSO Plan), covering 375,000 shares of common stock. Unless terminated earlier by the Board of Directors, the 1998 NQSO Plan will terminate on March 31, 2008. The 1998 NQSO Plan provides executives of the Company the added incentive of performance-based compensation and stock ownership through the grant of nonqualified stock options. The purpose of the plan is to stimulate the efforts of executive management to increase shareholder wealth by the performance of specific goals designed to increase shareholder wealth in the form of an increased market price of the Company's stock. As of March 15, 2001, under the 1998 Executive Non-Statutory Plan there were outstanding options to purchase 375,000 shares of the Company's Common Stock at prices ranging from $0.875 to $1.00 per share.

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

EMPLOYEE STOCK PURCHASE PLAN

            The Company's 1993 Employee Stock Purchase Plan (the "Purchase Plan") was approved by the stockholders at the 1994 Annual Meeting of Stockholders and amended on August 12, 1997 and June 9, 1998. Under the Purchase Plan, eligible employees may elect to have up to 10% of their Base Pay (as defined) deducted and utilized for the purchase of Common Stock of the Company in annual or semiannual offerings to be made by the Company to eligible employees. The Company has reserved 350,000 shares of Common Stock for issuance pursuant to the Stock Purchase Plan. The Company's stockholders approved an increase of an additional 100,000 shares and an extension of the Purchase Plan until December 31, 2001 in June 1998. The Company issued 51,907 (plus 424 shares of treasury stock), 24,398 treasury shares and 26,809 new shares in December
1999, January 1999 and January 1998, respectively, pursuant to this Plan at purchase prices of $0.37, $0.77 and $3.40 per share, respectively, which represents 85% of the closing price on December 31, 1999, December 31, 1998, and December 30, 1997, respectively. At March 15, 2001, 156,881 shares remain available for issuance.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 2001 (a) by each of the Company's Directors, (b) by the Company's Chief Executive Officer and the other named executive officers, and (c) by all Directors and executive officers as a group.

                       NAME AND                AMOUNT AND
                      ADDRESS OF               NATURE OF             PERCENT
TITLE OF CLASS    BENEFICIAL OWNER (1)   BENEFICIAL OWNERSHIP (2)   OF CLASS (3)
--------------------------------------------------------------------------------
Common Stock,     Edward P. Gistaro              166,187 (4)              4.46
par value $.01    Douglas P. Gill                142,451 (5)              3.78
per share         Ralph Brown                     80,708 (6)              2.16
                  Al R. Ireton                    50,708 (7)              1.35
                  Chauncey E. Schmidt             50,708 (8)              1.35
                  Robert W. Schwartz             170,501 (9)              4.58
                  Warren D. Barratt                8,334 (10)             0.22
                  Paul M. Nunley                   8,334 (10)             0.22
                  All Directors and
                  executive officers
                  as a Group (8
                  persons including
                  the above)                     677,931 (11)            17.49%

----------
(1) The address for all persons named is 8 Airport Park Boulevard, Latham, New York, 12110.

(2) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(3) Unless otherwise indicated below, the percentage of ownership is based upon 3,717,098 shares of Common Stock outstanding, which includes 58,331 shares of Common Stock into which outstanding shares of Preferred Stock are convertible and which the holders of the Preferred Stock are entitled to vote.

(4) Includes 9,167 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,726,265 shares outstanding

(5) Includes 50,000 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,767,098 shares outstanding.

(6) Includes 26,875 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,743,973 shares outstanding.

(7) Includes 29,375 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,746,473 shares outstanding.

(8) Includes 29,375 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,746,473 shares outstanding.

(9) Includes 5,834 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,722,932 shares outstanding.

(10) Includes 8,334 shares subject to currently exercisable stock options. The percentage of ownership is based on 3,725,432 shares outstanding.

(11) Includes 158,960 subject to currently exercisable stock options. The percentage of ownership is based on 3,876,058 shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

      In May 2000, as consideration for acceptance of service as the Company's president, the Company's Board of Directors authorized the issuance of 150,000 shares of the Company's common stock to a company in which the Company's president has material ownership.

      Since May 2000, no officer, executive officer, or affiliate of the Company has entered into any other direct or indirect material transactions, or series of transactions, or had any direct or indirect material interest in any proposed transaction, or series of transactions, to which the Company is to be a party where the amount involved exceeds $60,000.

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

      10.3 Amendment to Employment Agreement between the Company and Alan H. Hobgood, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, is hereby incorporated herein by reference.

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

      10.14 Employment Agreement, January 5, 1998, between Docucon, Incorporated and Lori Turner, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 is hereby incorporated herein by reference.

      10.15 Employment Agreement, April 1, 1998, between Docucon, Incorporated and Douglas P. Gill, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 is hereby incorporated herein by reference.

      10.16 Employment Agreement, December 20, 1998, between Docucon, Incorporated and Warren D. Barratt, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 is hereby incorporated herein by reference.

      10.17 Employment Agreement, January 4, 1999, between Docucon, Incorporated and Michael Nunley, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 is hereby incorporated herein by reference.

      10.18 Amendment of Bylaws filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 is hereby incorporated herein by reference.

      10.19 Accounts Receivable Purchase Agreement dated June 18, 1999, between Silicon Valley Bank and Docucon, Incorporated filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 is hereby incorporated herein by reference.

      10.20 Asset Purchase Agreement by and among TAB Products Co., Bunt Acquisition Corp. and Docucon, Incorporated dated March 7, 1999, files as Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, is hereby incorporated herein by reference.

      10.21 Employment Agreement Settlement Agreement, March 31, 2000 between Docucon, Incorporated and Douglas P. Gill.

      10.22 Employment Agreement Settlement Agreement, March 31, 2000 between Docucon, Incorporated and Paul M. Nunley.

      10.23 Employment Agreement Settlement Agreement, March 31, 2000 between Docucon, Incorporated and Mark G. Hardin.

      10.24 Employment Agreement Settlement Agreement, March 31, 2000 between Docucon, Incorporated and Warren D. Barratt.

      10.25 Business Consultant Agreement Settlement Agreement, March 31, 2000, between Docucon, Incorporated and Alan H. Hobgood.

(b)   Reports on Form 8-K.

      1. The Company filed a Current Report on Form 8-K on June 9, 2000 for the purpose of reporting the consummation of the sale of substantially all of its operating assets and certain liabilities and obligations to Bunt Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Tab Products Co.

      2. The Company filed a Current Report on Form 8-K on February 28, 2001 for the purpose of reporting the change in Company's certifying accountant from Arthur Andersen LLP to Rothstein, Kass & Company, P.C.

      3. The Company filed a Current Report on Form 8-K on April 4, 2001 to announce the approval of the Letter of Intent proposing the reverse merger of Digital Vision Systems, Inc. into Docucon.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DOCUCON, INCORPORATED

                                    By: ROBERT W.SCHWARTZ
                                        /s/ Robert W. Schwartz
                                        President, Chief Executive Officer, and
                                        Director

                                    Date: April 17, 2001

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       CAPACITY                    DATE
       ------------                    ------------               ----------

     ROBERT W. SCHWARTZ          President, Chief Executive     April 17, 2001
----------------------------        Officer and Director
   /S/ Robert W. Schwartz

      EDWARD P. GISTARO     Chairman of the Board of Directors  April 17, 2001
----------------------------
    /S/ Edward P. Gistaro

         RALPH BROWN                     Director               April 17, 2000
----------------------------
       /S/ Ralph Brown

       DOUGLAS P. GILL                   Director               April 17, 2001
----------------------------
     /S/ Douglas P. Gill

        AL R. IRETON                     Director               April 17, 2001
----------------------------
      /S/ Al R. Ireton

     CHAUNCEY E. SCHMIDT                 Director               April 17, 2001
----------------------------
   /S/ Chauncey E. Schmidt

                              DOCUCON, INCORPORATED

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                DECEMBER 31, 2000

                              DOCUCON, INCORPORATED

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Reports of Independent Public Accountants                                  F-1-2

Financial Statements

     Balance Sheet                                                           F-3

     Statements of Operations                                                F-4

     Statements of Stockholders' Equity (Deficit)                            F-5

     Statements of Cash Flows                                              F-6-7

     Notes to Financial Statements                                        F-8-16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Docucon, Incorporated

We have audited the accompanying balance sheet of Docucon, Incorporated as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon, Incorporated as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company sold substantially all of its operating assets and certain liabilities and obligations and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2000, the Company had significant cumulative losses and a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
April 12, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Docucon, Incorporated

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Docucon, Incorporated (a Delaware corporation) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Docucon, Incorporated's operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced significant cumulative losses, recurring negative operating cash flows and has a working capital deficit. At December 31, 1999, the Company had a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                        /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
March 2, 2000

                              DOCUCON, INCORPORATED

                                  BALANCE SHEET
                                December 31, 2000

                                     ASSETS
Current assets

  Cash                                                             $    238,370
  Other current assets                                                    7,351
                                                                   ------------
    Total current assets                                                245,721

Property and equipment, net                                              74,000

Restricted cash and other assets                                        264,257
                                                                   ------------

                                                                   $    583,978
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable                                                 $     18,012
  Accrued expenses and other current liabilities                        260,575
  Notes payable                                                         108,334
                                                                   ------------

Total current liabilities                                               386,921
                                                                   ------------

Other liability                                                           5,280
                                                                   ------------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $1.00 par value, 10,000,000
   shares authorized-Series A, 60 shares authorized,
   7 shares issued and outstanding                                            7
  Common stock $.01 par value, 25,000,000 shares
   authorized, 3,658,767 shares issued                                   36,588
  Additional paid-in capital                                         10,231,240
  Accumulated deficit                                               (10,071,822)
  Treasury stock, at cost, 4,495 shares                                  (4,236)
                                                                   ------------

Total stockholders' equity                                              191,777
                                                                   ------------

                                                                   $    583,978
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2000 and 1999

                                                         2000          1999
                                                     -----------    -----------
Revenues                                             $        --    $        --
                                                     -----------    -----------
Costs and expenses
  General and administrative                             865,457      1,658,267
  Depreciation and amortization                           15,381         22,015
                                                     -----------    -----------

Total costs and expenses                                 880,838      1,680,282

Interest expense, net                                    107,477            714
                                                     -----------    -----------

Loss from continuing operations                         (988,315)    (1,680,996)
                                                     -----------    -----------

Discontinued operations
  Loss from discontinued operations                   (1,007,170)    (1,885,832)
  Gain on disposal                                     4,072,064
                                                     -----------    -----------
Income (loss) from discontinued operations             3,064,894     (1,885,832)
                                                     -----------    -----------

Net income (loss)                                      2,076,579     (3,566,828)

Preferred stock dividend requirement                     (19,250)       (19,250)
                                                     -----------    -----------

Net income (loss) applicable to common stockholders  $ 2,057,329    $(3,586,078)
                                                     ===========    ===========


EARNINGS (LOSS) PER COMMON SHARE:

Basic and diluted
  From continuing operations                         $     (0.28)   $     (0.50)
  From discontinued operations                              0.85          (0.56)
                                                     -----------    -----------
    Net income (loss)                                $      0.57    $     (1.06)
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2000 and 1999

                                                 Preferred Stock                 Common Stock             Additional
                                           ---------------------------   ----------------------------       paid-in
                                              Shares         Amount         Shares          Amount          capital
                                           ------------   ------------   ------------    ------------    ------------
Balances, January 1, 1999                             7   $          7      3,306,216    $     33,062    $ 10,027,337

Warrants issued                                                                                                85,312

Purchase of treasury stock                                                    (26,400)           (264)

Treasury shares issued pursuant to
 employee stock plans                                                          24,822             249            (249

Shares issued in satisfaction of
 accrued liabilities                                                          152,222           1,522          78,561

Shares issued pursuant to employee
 stock plans                                                                   51,907             519          18,942

Net loss
                                           ------------   ------------   ------------    ------------    ------------


Balances, December 31, 1999                           7              7      3,508,767          35,088      10,209,903

Shares issued to officer as compensation                                      150,000           1,500          21,337

Net income
                                           ------------   ------------   ------------    ------------    ------------

Balances, December 31, 2000                           7   $          7      3,658,767    $     36,588    $ 10,231,240
                                           ============   ============   ============    ============    ============

                                                                             Total
                                            Accumulated     Treasury      stockholders'
                                              Deficit         stock      equity (deficit)
                                           ------------    ------------  ----------------
Balances, January 1, 1999                  $ (8,581,573)   $     (3,094)   $  1,475,739

Warrants issued                                                                  85,312

Purchase of treasury stock                                      (25,550)        (25,814)

Treasury shares issued pursuant to
 employee stock plans                                            24,408          24,408

Shares issued in satisfaction of
 accrued liabilities                                                             80,083

Shares issued pursuant to employee
 stock plans                                                                     19,461

Net loss                                     (3,566,828)                     (3,566,828)
                                           ------------    ------------    ------------


Balances, December 31, 1999                 (12,148,401)         (4,236)     (1,907,639)

Shares issued to officer as compensation                                         22,837

Net income                                    2,076,579                       2,076,579
                                           ------------    ------------    ------------

Balances, December 31, 2000                $(10,071,822)   $     (4,236)   $    191,777
                                           ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999

                                                                          2000           1999
                                                                      -----------    -----------
Cash flows from operating activities
  Net income (loss)                                                   $ 2,076,579    $(3,566,828)
  Less income (add loss) from discontinued operations                   3,064,894     (1,885,832)
                                                                      -----------    -----------
  Loss from continuing operations                                        (988,315)    (1,680,996)
  Adjustments to reconcile loss from continuing operations
    to net cash used in continuing operations:
      Depreciation and amortization                                        15,381         22,015
      Noncash interest                                                     70,666         14,647
      Common stock issued to officer                                       22,837
      Write-off of deposits                                                60,825
      Gain on forgiveness of certain accrued liabilities                 (178,379)
       Increase (decrease) in cash attributable to changes
        in operating assets and liabilities:
        Other current assets                                                5,972        (49,607)
        Other assets                                                       16,509
        Accounts payable                                                 (138,207)      (228,199)
        Accrued expenses and other current liabilities                   (166,654)        98,209

                                                                      -----------    -----------
  Net cash used in continuing operations                               (1,279,365)    (1,823,931)
  Net cash used in discontinued operations                               (744,677)      (866,610)
                                                                      -----------    -----------

Net cash used in operating activities                                  (2,024,042)    (2,690,541)
                                                                      -----------    -----------

Cash flows from investing activities
  Proceeds from TAB transaction, net of amount paid to escrow fund
    of 250,000 and cash acquired by TAB of $92,433                      2,464,254
  Purchases of property and equipment                                                    (72,184)
  Purchases of property and equipment of discontinued operations                        (188,035)
  Proceeds from the sale of property of discontinued operations                        1,782,609
                                                                      -----------    -----------

Net cash provided by investing activities                               2,464,254      1,522,390
                                                                      -----------    -----------

Cash flows from financing activities
  Proceeds from (payments of) notes payable and warrants, directors      (216,667)       325,000
  Increase in secured indebtedness, net                                                  899,004
  Principal payments on long-term debt and other obligations                            (968,869)
  Principal payments under capital lease obligations                      (14,010)       (45,301)
  Proceeds from employer stock purchase plan                                              19,461
  Payment of preferred stock dividends                                                   (88,816)
  Purchase of treasury stock                                                             (25,814)
  Proceeds from short-term notes                                        1,075,000
  Principal payments on short-term notes                               (1,075,000)
                                                                      -----------    -----------

Net cash provided by (used in) financing activities                      (230,677)       114,665
                                                                      -----------    -----------

Net increase (decrease) in cash                                           209,535     (1,053,486)

Cash
  Beginning of year                                                        28,835      1,082,321
                                                                      -----------    -----------

  End of year                                                         $   238,370    $    28,835
                                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                     Years Ended December 31, 2000 and 1999

                                                                          2000           1999
                                                                      -----------    -----------
Supplemental disclosures of cash flow information,
 approximate cash paid during the year for interest                   $    32,000    $   146,000
                                                                      ===========    ===========

Supplemental disclosures of noncash investing and
 financing activities:
   Assumption of liabilities by TAB (see Note 3)                      $ 2,311,000    $        --
                                                                      ===========    ===========

   Capital lease obligation incurred                                  $        --    $    71,000
                                                                      ===========    ===========

   Stock issued in satisfaction of accrued liabilities                $        --    $    80,000
                                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

1. Description, background and going concern consideration

Docucon, Incorporated (the "Company"), a Delaware corporation, was incorporated in June 1986. Through May 2000, the Company's primary business was the conversion of paper and microform documents to optical and other types of storage media for use in document management systems and internet applications for customers in the federal and commercial markets. In May 2000, the Company completed the sale of substantially all of its operating assets and certain liabilities to Tab Products Co. ("TAB").

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 3, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2000, the Company has cumulative losses of approximately $10.1 million and a working capital deficit of approximately $141,000. For the years ended December 31, 2000 and 1999, the Company had negative operating cash flows of approximately $2.0 million and $2.7 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In March 2001, the Company agreed to the terms of a letter of intent to acquire all outstanding and issued shares of an unrelated manufacturer and distributor of video surveillance systems. The proposed transaction is subject to various significant conditions including, but not limited to, the unrelated manufacturer's commitment to fund an additional $2.5 million in operating capital, and approval of both companies' shareholders. If the Company is unsuccessful in completing this transaction, management's alternative plan includes a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized.

2. Summary of significant accounting policies

Cash

The Company maintains its cash with financial institutions in accounts that at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over 3 to 5 years.

Revenue Recognition

Revenues from conversion service contacts were recognized at the time services were provided and were based upon the number of documents converted and the conversion rates established in the contracts.

Earnings (loss) per Common Share ("EPS")

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Earnings (loss) per Common Share ("EPS") (continued)

As the Company had a net loss from continuing operations for the years ended December 31, 2000 and 1999, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive. The average market price per share of the Company's common stock for the years ended December 31, 2000 and 1999, was approximately $.28 and $.72, respectively. If the Company would have had income from continuing operations for the years ended December 31, 2000 and 1999, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of option or warrant for which the average market price per share of the Company's common stock exceeded the common stock equivalents' exercise price.

Income Taxes

The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Discontinued operations and related contingency

In May 2000, the Company's shareholders approved the sale of substantially all of the Company's operating assets to TAB for cash of approximately $2.8 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a pre-tax gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation and, accordingly, the Company has restated its financial statements for 1999 in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations". The following table provides certain information related to the discontinued operations for the years ended December 31, 2000 and 1999:

                                               2000               1999

      Revenues                             $ 1,231,204        $ 5,716,520
                                           -----------        -----------

      Costs and expenses
        Production                           1,229,394          4,969,905
        All other                            1,008,980          2,632,447
                                           -----------        -----------

                                             2,238,374          7,602,352
                                           -----------        -----------

                                           $(1,007,170)       $(1,885,832)
                                           ===========        ===========

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

3. Discontinued operations and related contingency (continued)

In conjunction with entering into a nonbinding letter of intent in January 2000, and definitive asset purchase agreement dated March 7, 2000, by and among TAB and TAB's wholly-owned subsidiary, Bunt Acquisition Corp., on one hand, and the Company on the other hand ("TAB Asset Purchase Agreement"), TAB loaned the Company cash, evidenced by secured promissory notes in the amount of $1,075,000, to fund working capital deficits. This amount, plus accrued interest of approximately $23,000, was deducted from cash proceeds at closing. In addition, in accordance with the TAB Asset Purchase Agreement, promptly after closing, the Company paid from the cash proceeds substantially all liabilities not assumed by TAB, except for certain amounts due under employment agreements with certain Company officers, a retirement obligation due to a former officer of the Company and the notes payable discussed in Note 4. Prior to the closing of the TAB transaction, certain Company officers and a former Company officer agreed to reductions in the amounts due under employment agreements and a retirement agreement, respectively, among other terms. The two directors of the Company who had loaned the Company an aggregate of $325,000 agreed to waive the accrued interest due on the notes and to the cancellation of the related warrants (as described in Note 4), among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations after closing and the remaining one-third will be satisfied upon release of the escrow fund, described below, from available cash less a reasonable provision for any net costs necessary to wind-down and/or dispose of the Company.

Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund ("Escrow Fund") for the purposes of indemnifying TAB from certain "Indemnifiable losses," as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund, which is classified as restricted cash in the accompanying December 31, 2000 balance sheet, was scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims will be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to Section 6 of the Escrow Agreement, based upon certain claims asserted by the Department of Labor ("DOL") against TAB relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of the DOL's claims. TAB consented to the Company's participation. The Company and TAB agreed to a 90-day good-faith negotiation period through March 7, 2001 (extended to April 30,
2001). The Company and TAB are negotiating a potential resolution of this matter and continuing discussions with DOL. The Company expects resolution of this matter in the second quarter 2001; however, at the present time, the Company is unable to determine with any certainty the outcome of the claims asserted. Under the TAB Asset Purchase Agreement, all claims by TAB are limited to the amount of the Escrow Fund except as to claims asserted on the basis of fraud, willful misconduct or the failure of the Company to perform postclosing obligations. The Company does not believe the foregoing exceptions apply. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB in excess of the Escrow Fund is remote.

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

4. Notes payable

In September 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the "Notes"), issued in conjunction with these loans, carry a 12 percent annual interest rate. Principal and interest on the Notes was payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based financing (the "Financing"), as defined. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. The warrants were exercisable for a period of five years, however, upon consummation of the TAB transaction, the two directors agreed to cancel the warrants and waive accrued interest, among other terms. The warrants were valued at an estimated fair market value of $85,312 and were recorded as an original issue discount on the Notes. The original issue discount on the Notes was charged to interest expense.

5. Other balance sheet items

At December 31, 2000, property and equipment consists of the following:

      Computer software                                           $ 56,090
      Furniture and equipment                                       74,712
                                                                  --------
                                                                   130,802
      Less accumulated depreciation and amortization                56,802
                                                                  --------

                                                                  $ 74,000
                                                                  ========

At December 31, 2000, accrued expenses and other current liabilities consist of the following:

      Accrued salaries                                            $102,943
      Accrued professional fees                                     46,383
      Payable to TAB                                                40,008
      Retirement benefit payable                                    37,834
      Other                                                         33,407
                                                                  --------

                                                                  $260,575
                                                                  ========

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

6. Preferred stock and common stock

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per year. Each share of preferred stock is entitled to vote the equivalent of 8,333 common shares. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. The Company cannot make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of December 31, 2000, cumulative undeclared dividends on the preferred stock approximated $198,000. In 1999, the Company paid $88,816 related to cumulative dividends on preferred stock that were converted during the fourth quarter of 1998. As the remainder of the cumulative dividends are undeclared, they have not been recorded as a reduction of the Company's equity.

Common stock is subordinate to preferred stock in the event of liquidation. The Company has never paid cash dividends on its common stock.

During 1999, the Company acquired 26,400 treasury shares for $25,814, of which 24,822 shares were reissued pursuant to employee stock plans.

In May 2000, as consideration for acceptance of service as the Company's president, the Company's Board of Directors authorized the issuance of 150,000 shares of the Company's common stock to a company in which the Company's president has material ownership. The stock was fully vested on June 1, 2000, and the fair value on date of grant, approximately $23,000, has been recorded as a component of general and administrative expenses for the year ended December 31, 2000.

7. Stock options

The 1991 Director Non-Statutory Stock Option Plan (the "Director Plan") provides for the granting of options at the common stock's current market value to members of the Board of Directors of the Company who are not employees of the Company. In June 1998, the Company's stockholders authorized an 85,000 share increase in the number of shares of common stock reserved for issuance under the Director Plan. As a result, the Director Plan authorizes the granting of options to purchase up to 210,000 shares of the Company's common stock. The stock options granted under the Director Plan are exercisable pursuant to the individual agreements between the Company and the grantee and range from a six-month to a three-year vesting period. All options granted under these plans must be exercised within 10 years from the date of grant and expire within three months after termination of employment or service as a director.

On April 1, 1998, the Company approved the 1998 Employee Stock Option Plan (the "1998 Employee Plan"), covering 187,500 shares of common stock. Unless terminated earlier by the Board of Directors, the 1998 Plan will terminate on March 31, 2008. The purpose of the plan is to supplement and replace the Company's previous stock option plan. The 1998 Employee Plan provides for the grant to key employees incentive stock options ("ISOs") intended to qualify under Section 422(b) of the Internal Revenue Code and nonqualified stock options ("NQSOs").

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

7. Stock options (continued)

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

In June 1999, the Compensation Committee of the Board of Directors recommended and the Board approved, subject to stockholder approval, an increase in shares issuable under the 1998 Employee Plan, a grant to management and key employees of an aggregate of 460,000 options to purchase shares of common stock at an exercise price per share equal to the greater of fair market value or $1.00 on the effective date of the grant. The proposal to increase the number of shares issuable under the 1998 Employee Stock Option Plan to 687,500 shares was approved by vote of the Company's stockholders on July 30, 1999. The closing price per share of the Company's common stock on that date was $.875.

In 1998, the Company approved the 1998 Executive Non-Statutory Plan (the "1998 NQSO Plan"), covering 375,000 shares of common stock. Under the 1998 NQSO Plan, identified executives may be granted long-term options to purchase shares of the Company's common stock at a price specified on the date of the grant subject to certain acceleration rights upon attainment of specific goals. The 1998 NQSO Plan is administered by the Stock Option Committee. The 1998 NQSO Plan expires on March 31, 2008. Options granted under the 1998 NQSO Plan will expire 10 years from the date of grant, vest at varying times, as determined by the NQSO committee, and are nontransferable except by will or pursuant to the laws of descent and distribution.

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

                          NOTES TO FINANCIAL STATEMENTS

7. Stock options (continued)

A summary of activity in the Company's stock option plans is set forth below:

                                          Weighted
                                           Average
                                          Exercise          Exercise Price
                                            Price    --------------------------
                                Shares    Per Share    Per Share       Total
                               ---------  ---------  -------------  -----------
Outstanding, January 1, 1999     817,141  $    1.95  $ .88 - $5.52  $ 1,591,455

1999 Granted                     636,551       0.98     .75 - 1.00      625,256

1999 Terminated                 (155,344)      2.91     .75 - 4.12     (451,957)
                               ---------                            -----------

Outstanding, December 31,
 1999 and 2000 (a) (b)         1,298,348       1.36     .75 - 5.52  $ 1,764,754
                               =========                            ===========

(a)   There was no option activity during the year ended December 31, 2000.

(b) Upon consummation of the TAB transaction, substantially all of the Company's outstanding stock options became immediately exercisable. However, the exercise prices of the outstanding stock options were in excess of the market value of the Company's common stock. Further, the TAB transaction may have triggered termination of certain, if not all, outstanding options under the Company's stock options plans. The Company is currently evaluating the impact of the TAB transaction on the Company's outstanding stock options.

The Company complies with SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting prescribed by APB 25, as the Company has, must make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method recommended by SFAS No. 123 had been applied. The following provides pro forma disclosures of net loss and loss per share as if the fair value based method of accounting under SFAS No. 123 had been applied.

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

7. Stock options (continued)

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) applicable to common stockholders and basic and diluted earnings (loss) per share would have been changed to the following pro forma amounts:

                                                                 2000            1999
                                                            -------------   -------------
      Net income (loss) applicable to common stockholders
        As reported                                         $   2,057,329   $  (3,586,078)
        Pro forma                                           $   1,197,609   $  (3,835,717)

      Basic and diluted earnings (loss) per common share
        As reported                                         $        0.57   $       (1.06)
        Pro forma                                           $        0.33   $       (1.13)

The weighted average fair value per share of options granted during 1999 was $.72. The fair value of each 1999 option grant is estimated on the date of grant using an option pricing model with the following weighted average assumptions: risk-free interest rates of 6.0 percent, expected dividend yields of 0 percent, expected lives of 5 years and expected volatility of 108 percent.

In addition to the above stock option agreements, the Company has warrants outstanding to purchase 15,000 shares of common stock at $5.00 per share which expire in June 2001.

8. Income taxes

For the years ended December 31, 2000 and 1999, income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income (loss) for the following reasons:

                                                       2000           1999
                                                   -----------    -----------
      Expected federal income tax (benefit)        $   699,000    $(1,213,000)
      Tax loss carryforwards generated                              1,213,000
      Effect of temporary differences (primarily
       accruals and reserves in light of TAB
       transaction) and other                         (699,000)
                                                   -----------    -----------

                                                   $        --    $        --
                                                   ===========    ===========

                              DOCUCON, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

8. Income taxes (continued)

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $9.7 million for federal income tax purposes which are available to reduce future taxable income and will expire 2005 through 2020 if not utilized. These net operating loss carryforwards resulted in an estimated $3.3 million deferred tax asset at December 31, 2000. A full valuation allowance has been established for this deferred tax asset since its realization is considered unlikely. Further, a change in the ownership of a majority of the fair market value of the Company's common stock could delay or limit the utilization of net operating loss carryforwards.

9. Other Contingency

On February 2, 1999, the Company contacted the Department of Defense's ("DOD") Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, that might be perceived by the government as a technical violation of DOD billing procedures. The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was orally advised that the Government's investigation of the Company's voluntary disclosure is complete and that criminal prosecution has been declined. Since February 2000, the Company has received no further inquiry nor claim from DOD relating to this or any other matter. While the Company remains potentially liable for civil damages, it does not believe that it is probable that material civil damages, if any, will ultimately be assessed.

10. Weighted average common shares outstanding

For the years ended December 31, 2000 and 1999, weighted average common shares outstanding applicable to earnings (loss) per common share is 3,598,767 and 3,386,768, respectively.

Unexercised stock options to purchase approximately 1.3 million shares of the Company's common stock as of December 31, 2000 and 1999 were not included in the computation of diluted earnings (loss) per common share because the exercise prices were greater than the average market prices of the Company's common stock during 2000 and 1999.

Convertible preferred stock as of December 31, 2000 and 1999 was not included in the computation of diluted earnings (loss) per common share because they are anti-dilutive.