Form 10QSB
period 2001-03-31
DOCUCON INCORPORATED
filed 2001-05-15
CIK 843006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     (Mark One)

        [X]         Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


         For the Quarterly Period Ended            MARCH 31, 2001
                                              ------------------------
                                       OR

        [ ]         Transition Report Under Section 13 or 15(d)
                               of the Exchange Act


               For the Transition Period From _______ to ________


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

Yes [X]  No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity as of May 10, 2001 3,658,767

                              DOCUCON, INCORPORATED


                                      INDEX

                                                                      PAGE


      PART I.      FINANCIAL INFORMATION (UNAUDITED)

      Item 1:      Condensed Balance Sheets - March 31, 2001 and
                   December 31, 2000                                     1

                   Condensed Statements of Operations - For the
                   Three Months Ended March 31, 2001 and 2000            2

                   Condensed Statements of Cash Flows -
                   For the Three Months Ended
                   March 31, 2001 and 2000                               3

                   Notes to Condensed Financial
                   Statements                                          4-8

       Item 2:     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                          9-11

      PART II.     OTHER INFORMATION                                  11-12


      SIGNATURES                                                         13

                              DOCUCON, INCORPORATED

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2001              2000
                                                                                   ------------      ------------
                  ASSETS

Current assets
   Cash                                                                            $    176,166      $    238,370
   Other current assets                                                                  22,217             7,351
                                                                                   ------------      ------------

              TOTAL CURRENT ASSETS                                                      198,383           245,721

PROPERTY AND EQUIPMENT, NET                                                              71,097            74,000

RESTRICTED CASH AND OTHER ASSETS                                                        267,440           264,257
                                                                                   ------------      ------------

                                                                                   $    536,920      $    583,978
                                                                                   ============      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                                                $     33,351      $     18,012
   Accrued expenses and other current liabilities                                       277,582           260,575
   Related party notes payable                                                          108,334           108,334
                                                                                   ------------      ------------

              TOTAL CURRENT LIABILITIES                                                 419,267           386,921
                                                                                   ------------      ------------

OTHER LIABILITY                                                                           3,184             5,280
                                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 10,000,000 shares authorized-
      Series A, 60 shares authorized, 7 shares issued and outstanding                         7                 7
   Common stock $.01 par value, 25,000,000 shares authorized, 3,658,767
      shares issued                                                                      36,588            36,588
   Additional paid-in capital                                                        10,231,240        10,231,240
   Accumulated deficit                                                              (10,149,130)      (10,071,822)
   Treasury stock, at cost, 4,495 shares                                                 (4,236)           (4,236)
                                                                                   ------------      ------------

              TOTAL STOCKHOLDERS' EQUITY                                                114,469           191,777
                                                                                   ------------      ------------

                                                                                   $    536,920      $    583,978
                                                                                   ============      ============


                 The accompanying notes are an integral part of
                      these condensed financial statements

                               DOCUCON INCOPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000

                                   (UNAUDITED)

                                                           2001           2000
                                                       -----------    -----------
REVENUES                                               $      --      $      --
                                                       -----------    -----------

COSTS AND EXPENSES
  General and administrative                                77,287        497,975
  Depreciation and amortization                              2,250          5,502
                                                       -----------    -----------

TOTAL COSTS AND EXPENSES                                    79,537        503,477

OTHER INCOME, NET                                           (2,228)
                                                       -----------    -----------

LOSS FROM CONTINUING OPERATIONS                            (77,309)      (503,477)

LOSS FROM DISCONTINUED OPERATIONS                                        (506,963)
                                                       -----------    -----------

NET LOSS                                                   (77,309)    (1,010,440)
                                                       -----------    -----------


PREFERRED STOCK DIVIDEND REQUIREMENT                        (4,813)        (4,813)
                                                       -----------    -----------


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $   (82,122)   $(1,015,253)
                                                       ===========    ===========


BASIC AND DILUTED LOSS PER COMMON SHARE                $     (0.02)   $     (0.29)
                                                       ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     3,658,767      3,508,767
                                                       ===========    ===========


                 The accompanying notes are an integral part of
                      these condensed financial statements.

                              DOCUCON, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                           Three months ended March
                                31, 2001 and 2000
                                   (Unaudited)

                                                                             2001           2000
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                               $   (77,309)   $(1,010,440)
Plus loss from discontinued operations                                                     (506,963)
                                                                         -----------    -----------

  Loss from continuing operations                                            (77,309)      (503,477)
  Adjustments to reconcile loss from continuing operations to net cash used in continuing operations
        Depreciation and amortization                                          2,250          5,502
        Noncash interest                                                                     12,092
           Increase (decrease) in cash attributable to changes in
             operating assets and liabilities
               Other current assets                                          (14,866)         3,028
               Other assets                                                   (3,340)        (8,602)
               Accounts payable                                               15,339        (37,909)
               Accrued expenses, other current liabilities and other          17,925         (9,406)
                                                                         -----------    -----------


   Net cash used in continuing operations                                    (60,001)      (538,772)
   Net cash used in discontinued operations                                                 (27,371)
                                                                         -----------    -----------

Net cash used in operating activities                                        (60,001)      (566,143)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (13,824)
   Proceeds from sale of assets                                                  550
                                                                         -----------    -----------

   Net cash provided by (used in) investing activities                           550        (13,824)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from secured short-term notes                                                   825,000
   Decrease in other secured indebtedness, net                                             (195,298)
   Principal payments under capital lease obligations                         (2,753)       (13,194)
   Principal payments on long-term debt and other obligations                               (14,276)
                                                                         -----------    -----------

   Net cash provided by (used in) financing activities                        (2,753)       602,232
                                                                         -----------    -----------


NET INCREASE (DECREASE) IN CASH                                              (62,204)        22,265

CASH, BEGINNING OF PERIOD                                                    238,370         28,835
                                                                         -----------    -----------

CASH, END OF PERIOD                                                      $   176,166    $    51,100
                                                                         ===========    ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  DOCUCON, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.    DESCRIPTION, BACKGROUND AND GOING CONCERN CONSIDERATION

Docucon, Incorporated (the "Company"), a Delaware corporation, was incorporated in June 1986. Through May 2000, the Company's primary business was the conversion of paper and microform documents to optical and other types of storage media for use in document management systems and internet applications for customers in the federal and commercial markets. In May 2000, the Company completed the sale of substantially all of its operating assets and certain liabilities to Tab Products Co, ("TAB").

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 3, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at March 31,2001, the Company has cumulative losses of approximately $ 10.1 million and a working capital deficit of approximately $ 221,000. For the three months ended March 31, 2001, and the year ended December 31, 2000, the Company had negative operating cash flows of approximately $0.06 million and $2.0 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In March 2001, the Company agreed to the terms of a letter of intent to acquire all outstanding and issued shares of an unrelated manufacturer and distributor of video surveillance systems. The proposed transaction is subject to various significant conditions including, but not limited to, the unrelated manufacturer's commitment to fund an additional $2.5 million in operating capital, and approval of both companies shareholders. If the Company is unsuccessful in completing this transaction, management's alternative plan includes a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized.

2.    UNAUDITED STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited statements

The accompanying condensed financial statements of Docucon, Incorporated as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may occur for the year ending December 31, 2001.

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

                                  DOCUCON, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Revenue Recognition

Revenues from conversion service contracts were recognized at the time services were provided and were based upon the number of documents converted and the conversion rates established in the contracts.

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

As the Company had a net loss from continuing operations for the three months ended March 31, 2001 and 2000, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive.

Income Taxes

The Company complies with SFAS No. 109, "Accounting for Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income taxes to the amounts expected to be realized.

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

3.    DISCONTINUED OPERATIONS AND RELATED CONTINGENCY

In May 2000, the Company's shareholders approved the sale of substantially all of the Company's operating assets to TAB for cash of approximately $2.8 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation and, accordingly, the Company has reflected its financial statements for 2000 in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations". The following table provides certain information related to the discontinued operations for the three months ended March 31, 2000:

        Revenues                                            $   802,087
                                                            -----------
        Costs and expenses
          Production                                            466,235
          All other                                             842,815
                                                            -----------
        Total costs and expenses                              1,309,050
                                                            -----------
        Loss from discontinued operations                   $  (506,963)
                                                            ===========

                                  DOCUCON, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


3.    DISCONTINUED OPERATIONS AND RELATED CONTINGENCY (CONTINUED)

In conjunction with entering into a nonbinding letter of intent in January 2000, and definitive asset purchase agreement dated March 7, 2000, by and among TAB and TAB's wholly-owned subsidiary, Bunt Acquisition Corp., on one hand, and the Company on the other hand ("TAB Asset Purchase Agreement"), TAB loaned the Company cash, evidenced by secured promissory notes in the amount of $1,075,000, to fund working capital deficits. This amount, plus accrued interest of approximately $23,000, was deducted from cash proceeds at the closing. In addition, in accordance with the TAB Asset Purchase Agreement, promptly after closing, the Company paid from the cash proceeds substantially all liabilities not assumed by TAB, except for certain amounts due under employment agreements with certain Company officers, a retirement obligation due to a former officer of the Company, and related party notes payable. Prior to the closing of the TAB transaction, certain Company officers and a former Company officer agreed to reductions in the amounts due under the employment agreements and a retirement agreement, respectively, among other terms. The two directors of the Company who had loaned the Company an aggregate of $325,000 agreed to waive the accrued interest due on the notes and to the cancellation of the related warrants, among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations after closing, and the remaining one-third will be satisfied upon release of the escrow fund, described below, from available cash less a reasonable provision for any net costs necessary to wind-down and/or dispose of the Company.

Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund ("Escrow Fund") for the purposes of indemnifying TAB from certain "Indemnifiable losses,", as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund, which is classified as restricted cash in the accompanying March 31, 2001 and December 31, 2000 condensed balance sheets, was scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims will be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to
Section 6 of the Escrow Agreement, based upon certain claims asserted by the Department of Labor ("DOL") against TAB relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of the DOL's claims. TAB consented to the Company's participation. The Company and TAB agreed to a 90-day good-faith negotiation period through March 7, 2001, extended to June 30, 2001. The Company and TAB are negotiating a potential resolution of this matter and continuing discussions with DOL. The Company expects resolution of this matter in the second quarter 2001; however, at the present time, the Company is unable to determine with any certainty the outcome of the claims asserted. Under the TAB Asset Purchase Agreement, all claims by TAB are limited to the amount of the Escrow Fund except as to claims asserted on the basis of fraud, willful misconduct or the failure of the Company to perform postclosing obligations. The Company does not believe the foregoing exceptions apply. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB in excess of the Escrow Fund is remote. The condensed financial statements do not include any adjustments relating to this uncertainty.

                                  DOCUCON, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


4.    CONDENSED BALANCE SHEET ITEMS

At March 31, 2001 and December 31, 2000, property and equipment consists of the following:

                                                     2001         2000
                                                   --------     --------
        Computer software                          $ 56,090     $ 56,090
        Furniture and equipment                      72,755       74,712
                                                   --------     --------

                                                    128,845      130,802

        Less accumulated depreciation
          and amortization                           57,748       56,802
                                                   --------     --------

                                                   $ 71,097     $ 74,000
                                                   ========     ========

At March 31, 2001 and December 31, 2000, accrued expenses and other current liabilities consist of the following:

                                                     2001         2000
                                                   --------     --------
        Accrued salaries                           $102,943     $102,943
        Accrued professional fees                    41,127       46,383
        Payable to TAB                               61,246       40,008
        Retirement benefits payable                  37,834       37,834
        Other                                        34,432       33,407
                                                   --------     --------

                                                   $277,582     $260,575
                                                   ========     ========

5.    PREFERRED STOCK AND COMMON STOCK

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per year. Each share of preferred stock is entitled to vote the equivalent of 8,333 common shares. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. The Company cannot make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of March 31, 2001 and December 31, 2000, cumulative undeclared dividends on the preferred stock approximated $203,000 and $198,000 respectively.

Common stock is subordinate to preferred stock in the event of liquidation. The Company has never paid cash dividends on its common stock.

6.    OTHER CONTINGENCY

On February 2, 1999, the Company contacted the Department of Defense's ("DOD") Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclose Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert.

                                  DOCUCON, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


6.  OTHER CONTINGENCY (CONTINUED)

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

DOCUCON, INCORPORATED


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In May 2000, the Company sold substantially all of its operating assets to TAB Products Co. (TAB) for cash of approximately $2.8 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation. Consequently, the Company's ongoing activities are related to efforts to realize value, if any, from the remaining assets (which may include the Company's publicly traded "shell"), payment of remaining liabilities and a potential distribution to shareholders.

The Company reported a net loss applicable to common stockholders of approximately $82,000 in the three months ended March 31, 2001. The Company reported a net loss applicable to common stockholders of approximately $1,015,000 in the three months ended March 31, 2000. The decreased net loss applicable to common stockholders can be attributed to the Company's May 2000 sale to TAB, discussed in the preceding paragraph. Since the sale, the Company has operated as a "shell" company and during the three months ended March 31, 2001, has incurred nominal ongoing general and administrative expenses (consisting primarily of professional fees of approximately $35,000, temporary labor of approximately $18,000, office rent of approximately $10,000, D&O insurance of approximately $9,000 and other items aggregating approximately $5,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary remaining assets at March 31, 2001 are cash of approximately $176,000, an escrow account, including interest, in the amount of approximately $ 260,000 and office equipment with a net book value of approximately $71,000.

Remaining liabilities include accounts payable, accrued expenses and other current liabilities of approximately $ 311,000 and the related-party notes balance of approximately $108,000. The remaining assets will be used to pay the remaining liabilities, fund efforts to realize value, if any, from the remaining assets and pay a distribution to shareholders, if any. Because the value to be realized from the remaining assets, the amount of the remaining liabilities and the net balance to be released from the Escrow Fund are uncertain, the amount of cash that will ultimately be available for distribution to stockholders, if any, is not determinable at this time.

On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the Notes) issued in conjunction with these loans carried a 12 percent annual interest rate. In accordance with revised agreements, the Company paid two-thirds of the obligations promptly after closing of the TAB transaction and the remaining one-third will be satisfied upon release of the Escrow Fund (discussed below).

As discussed under Part II-Item 1 and Note 3 to the condensed financial statements, on November 9, 2000, TAB asserted claims against the $250,000 Escrow Fund, as defined. The Company and TAB are negotiating potential resolution of this matter. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB above and beyond the Escrow Fund amount is remote.

The accompanying condensed financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. As previously discussed throughout, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Since its inception, the Company has incurred cumulative net losses of approximately $10.1 million, including losses of approximately $.08 million in the first three months of 2001. For the year ended December 31, 2000 and the three months ended March 2001, the Company had negative cash flows from operating activities of approximately $2.0 million and $.06 million, respectively. In addition, as discussed above, the Company sold substantially all of its operating assets to TAB during the second quarter of 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.


OUTLOOK

On April 2, 2001, the Company announced that its Board of Directors has agreed to the terms of a letter of intent calling for Docucon's acquisition of all outstanding and issued shares of Digital Vision Systems, Inc., a Nevada corporation (DVS). The proposed reverse merger of DVS into Docucon would result in DVS shareholders owning 90.5% of the combined entity. Additionally, Docucon's shareholders would receive warrants for an additional 2.0% of the combined entity, depending upon future performance of the combined entity's common stock market price. Docucon and DVS hope to conclude the proposed combination June 2001. DVS, a privately held Nevada corporation chartered in May 2000, manufactures and distributes video surveillance systems based upon digital compression technology. DVS' software management system and related digital video recording hardware are marketed worldwide for camera surveillance security applications by retail, education, manufacturing, government and military users, among others. DVS is based in San Antonio, Texas. The proposed combination is subject to various, significant conditions including but not limited to negotiation and execution of definitive agreements, DVS' pre-merger commitment to fund an additional $2.5 million in operating capital, and approval by both Docucon and DVS shareholders. If the Company is unsuccessful in completing this transaction, management's alternative plan includes a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized.


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

Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, that might be perceived by the government as a technical violation of Department of Defense (DOD) billing procedures.

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

Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund (Escrow Fund) for the purposes of indemnifying TAB from certain "Indemnifiable losses," as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund was scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims will be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9,

2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to Section 6 of the Escrow Agreement, based upon certain claims asserted by the Department of Labor (DOL) relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of DOL's claims. TAB consented to Docucon's participation. Docucon and TAB agreed to a 90-day good-faith negotiation period commencing December 7, 2000, and ending on March 7, 2001. This period was subsequently extended to June 30, 2001. The Company and TAB are negotiating a potential resolution of this matter and continuing discussions with DOL. The Company expects resolution of this matter in the second quarter 2001; however, at the present time, the Company is unable to determine with any certainty the outcome of the claims asserted. Under the TAB Asset Purchase Agreement, all claims by TAB are limited to the amount of the Escrow Fund except as to claims asserted on the basis of fraud, willful misconduct or the failure of the Company to perform postclosing obligations. The Company does not believe the foregoing exceptions apply. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB in excess of the Escrow Fund is remote.

Except as noted above, no actions are currently pending against the Company.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Matters - None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K -

1. The Company filed a Current Report on Form 8-K on February 28, 2001 for the purpose of reporting the change in Company's certifying accountant from Arthur Andersen LLP to Rothstein, Kass & Company, P.C.

2. The Company filed a Current Report on Form 8-K on April 4, 2001 to announce the approval of the Letter of Intent proposing the reverse merger of Digital Vision Systems, Inc. into Docucon.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DOCUCON, INCORPORATED
(Registrant)




By /s/ ROBERT W. SCHWARTZ
   ----------------------
Robert W. Schwartz,
President and Chief
Executive Officer


Dated:  May 15, 2001