Form 10QSB
period 2001-06-30
DOCUCON INCORPORATED
filed 2001-08-14
CIK 843006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     (Mark One)

        [X]         Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


         For the Quarterly Period Ended     June 30, 2001
                                         ---------------------
                                       OR

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

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of August 14, 2001 3,658,767

                              DOCUCON, INCORPORATED


                                      INDEX

                                                                         PAGE


      PART I.      FINANCIAL INFORMATION (UNAUDITED)

      Item 1:          Condensed Balance Sheets - June 30, 2001 and
                       December 31, 2000                                   1

                       Condensed Statements of Operations - For the
                       Six and Three Months Ended June 30, 2001 and 2000   2

                       Condensed Statements of Cash Flows -
                       For the Six Months Ended
                       June 30, 2001 and 2000                              3

                       Notes to Condensed Financial
                       Statements                                          4

       Item 2:         Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                          9

      PART II.         OTHER INFORMATION                                  11


      SIGNATURE                                                           13

                              DOCUCON, INCORPORATED

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                                     JUNE 30,           DECEMBER 31,
                                                                       2001                 2000
                                                                    ------------         ------------
                    ASSETS

CURRENT ASSETS
   Cash                                                             $     92,459         $    238,370
   Other current assets                                                   20,735                7,351
                                                                    ------------         ------------
          TOTAL CURRENT ASSETS                                           113,194              245,721

PROPERTY AND EQUIPMENT, NET                                               68,847               74,000


RESTRICTED CASH AND OTHER ASSETS                                         264,407              264,257
                                                                    ------------         ------------

                                                                    $    446,448         $    583,978
                                                                    ============         ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $     63,388         $     18,012
   Accrued expenses and other current liabilities                        259,673              260,575
   Related party notes payable                                           108,333              108,334
                                                                    ------------         ------------

          TOTAL CURRENT LIABILITIES                                      431,394              386,921
                                                                    ------------         ------------

OTHER LIABILITY                                                              858                5,280
                                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 10,000,000
      shares authorized- Series A, 60 shares authorized,
      7 shares issued and outstanding                                          7                    7
   Common stock $.01 par value, 25,000,000 shares
      authorized, 3,658,767 shares issued                                 36,588               36,588
   Additional paid-in capital                                         10,231,240           10,231,240
   Accumulated deficit                                               (10,249,403)         (10,071,822)
   Treasury stock, at cost, 4,495 shares                                  (4,236)              (4,236)
                                                                    ------------         ------------

          TOTAL STOCKHOLDERS' EQUITY                                      14,196              191,777
                                                                    ------------         ------------

                                                                    $    446,448         $    583,978
                                                                    ============         ============

              The accompanying notes are an integral part of these
                         condensed financial statements

                              DOCUCON, INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS



                                   (Unaudited)

                                                                      SIX MONTHS                          THREE MONTHS
                                                                     ENDED JUNE 30                        ENDED JUNE 30
                                                             -----------------------------       -----------------------------
                                                                2001              2000              2001              2000
                                                             -----------       -----------       -----------       -----------
Revenues                                                     $      --         $      --         $      --         $      --
                                                             -----------       -----------       -----------       -----------

COSTS AND EXPENSES
  General and administrative                                     176,915           750,034            99,629           259,972
  Depreciation and amortization                                    4,500            10,881             2,250             5,379
                                                             -----------       -----------       -----------       -----------

TOTAL COSTS AND EXPENSES                                         181,415           760,915           101,879           265,351
                                                             -----------       -----------       -----------       -----------

OPERATING LOSS FROM CONTINUING OPERATIONS                       (181,415)         (760,915)         (101,879)         (265,351)

OTHER INCOME (LOSS), NET                                           3,833           (23,117)            1,606           (14,380)
                                                             -----------       -----------       -----------       -----------

LOSS FROM CONTINUING OPERATIONS                                 (177,582)         (784,032)         (100,273)         (279,731)

DISCONTINUED OPERATIONS
   Loss from discontinued operations                                              (913,510)                           (407,003)

   Gain on disposal of discontinued operations                                   3,973,778                           3,973,778
                                                             -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                               (177,582)        2,276,236          (100,273)        3,287,044
                                                             -----------       -----------       -----------       -----------


PREFERRED STOCK DIVIDEND REQUIREMENT                              (9,625)           (9,625)           (4,813)           (4,813)
                                                             -----------       -----------       -----------       -----------


NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS          $  (187,207)      $ 2,266,611       $  (105,086)      $ 3,282,231
                                                             ===========       ===========       ===========       ===========


EARNINGS (L0SS) PER COMMON SHARE:

Basic and diluted
   From continuing operations                                $     (0.05)      $     (0.23)      $     (0.03)      $     (0.08)
   From discontinued operations                                                       0.87                                1.00
                                                             -----------       -----------       -----------       -----------

      Net income (loss)                                      $     (0.05)      $      0.64       $     (0.03)      $      0.92
                                                             ===========       ===========       ===========       ===========



WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           3,658,767         3,516,918         3,658,767         3,558,218
                                                             ===========       ===========       ===========       ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                              DOCUCON, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, 2000 and 2001
                                   (Unaudited)

                                                                                   2001               2000
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $  (177,582)      $  2,276,236
  Adjusted for net income from discontinued operations                                               3,060,268
                                                                                -----------       -----------

  Loss from continuing operations                                                  (177,582)         (784,032)
  Adjustments to reconcile loss from continuing operations to net cash used in continuing operations
        Depreciation and amortization                                                 4,500            10,881
        Common stock issued to officer                                                                 22,838
        Loss on sale or abandonment of assets                                                          25,222
        Gain on forgiveness of certain accrued liabilities                                           (156,444)
        Noncash interest                                                                               70,666
           Increase (decrease) in cash attributable to changes in
             operating assets and liabilities
               Other current assets                                                 (13,430)           84,475
               Other assets                                                                           (43,154)
               Accounts payable                                                      45,376
               Accrued expenses and other current liabilities                          (903)
                                                                                -----------       -----------


   Net cash used in continuing operations                                          (142,039)         (769,548)
   Net cash used in discontinued operations                                                          (909,210)
                                                                                -----------       -----------

   Net cash used in operating activities                                           (142,039)       (1,678,758)
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from TAB transaction, net of amount paid to escrow fund                                 2,464,254
   $250,000 and cash acquired by TAB of $92,433
   Proceeds from Sales of Assets                                                        550
                                                                                -----------       -----------
   Net cash provided by investing activities                                            550         2,464,254
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from secured short-term notes                                                           1,075,000
   Principal payments on short-term notes                                                          (1,075,000)
   Principal payments under capital lease obligations                                (4,422)           (7,330)
   Principal payments on long-term debt and other obligations                                        (216,667)
                                                                                -----------       -----------

   Net cash used in financing activities                                             (4,422)         (223,997)
                                                                                -----------       -----------


NET INCREASE (DECREASE) IN CASH                                                    (145,911)          561,499

CASH, BEGINNING OF PERIOD                                                           238,370            28,835
                                                                                -----------       -----------

CASH, END OF PERIOD                                                             $    92,459       $   590,334
                                                                                ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Noncash investing and financing activities-
   Assumption of liabilities by Tab Products, Inc.                              $      --         $ 2,311,000
                                                                                ===========       ===========

   Cash paid during the period for interest                                     $     1,885       $    30,174
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

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 4, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at June 30, 2001, the Company has cumulative losses of approximately $ 10.3 million and a working capital deficit of approximately $318,000. For the six months ended June 30, 2001, and the year ended December 31, 2000, the Company had negative operating cash flows of approximately $0.14 million and $2.0 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In June 2001, the Company agreed to the terms of a letter of intent to acquire all outstanding and issued shares of an unrelated manufacturer and distributor of video surveillance systems. The proposed transaction is subject to various significant conditions including, but not limited to, the unrelated manufacturer's commitment to fund an additional $2.5 million in operating capital, and approval of both companies shareholders. If the Company is unsuccessful in completing this transaction, management's alternative plan includes a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized.

2.    UNAUDITED STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited statements

The accompanying condensed financial statements of Docucon, Incorporated as of June 30, 2001 and for the six and three months ended June 30, 2001 and 2000 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results that may occur for the year ending December 31, 2001.

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

As the Company had a net loss from continuing operations for the six and three Months ended June 30, 2001 and 2000, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive.

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


3.     NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

4.    DISCONTINUED OPERATIONS AND RELATED CONTINGENCY

In May 2000, the Company's shareholders approved the sale of substantially all of the Company's operating assets to TAB for cash of approximately $2.8 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation and, accordingly, the Company has reflected its condensed financial statements for 2000 in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations". The following table provides certain information related to the discontinued operations for the six and three months ended June 30, 2000:







                                                 Six Months     Three Months
                                                   Ended           Ended
                                                  6/30/00         6/30/00
                                                -----------     -----------
        Revenues                                $ 1,231,204     $   429,117
                                                -----------     -----------

        Costs and expenses
          Production                              1,242,170         459,250
          All other                                 902,544         376,870
                                                -----------     -----------
        Total costs and expenses                  2,144,714         836,120
                                                -----------     -----------

         Loss from discontinued operations      $  (913,510)    $  (407,003)
                                                ===========     ===========


                                  DOCUCON, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


4.    DISCONTINUED OPERATIONS AND RELATED CONTINGENCY (CONTINUED)

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

Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund ("Escrow Fund") for the purposes of indemnifying TAB from certain "Indemnifiable losses,", as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund, which is classified as restricted cash in the accompanying June 30, 2001 and December 31, 2000 condensed balance sheets, was scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims will be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to
Section 6 of the Escrow Agreement, based upon certain claims asserted by the Department of Labor ("DOL") against TAB relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of the DOL's claims. TAB consented to the Company's participation. The Company and TAB agreed to a 90-day good-faith negotiation period through March 7, 2001, extended to June 30, 2001, and further extended to August 30, 2001. The Company and TAB are negotiating a potential resolution of this matter and continuing discussions with DOL. The Company expects resolution of this matter in the third quarter 2001; however, at the present time, the Company is unable to determine with any certainty the outcome of the claims asserted. Under the TAB Asset Purchase Agreement, all claims by TAB are limited to the amount of the Escrow Fund except as to claims asserted on the basis of fraud, willful misconduct or the failure of the Company to perform postclosing obligations. The Company does not believe the foregoing exceptions apply. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB in excess of the Escrow Fund is remote. The condensed financial statements do not include any adjustments relating to this uncertainty.

                                  DOCUCON, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


5.    CONDENSED BALANCE SHEET ITEMS

At June 30, 2001 and December 31, 2000, property and equipment consists of the following:

                                                   2001           2000
                                                 --------       --------
    Computer  Software                           $ 56,090       $ 56,090
    Furniture and  equipment                       72,755         74,712
                                                 --------       --------

                                                  128,845        130,802
    Less: Accumulated depreciation
          and amortization                         59,998         56,802
                                                 --------       --------

                                                 $ 68,847       $ 74,000
                                                 ========       ========

At June 30, 2001 and December 31, 2000, accrued expenses and other current liabilities consist of the following:

                                                   2001           2000
                                                 --------       --------
    Accrued salaries                             $102,943       $102,943
    Accrued professional fees                      21,673         46,383
    Payable to TAB                                 61,246         40,008
    Retirement benefits payable                    37,834         37,834
    Other                                          35,977         33,407
                                                 --------       --------
                                                 $259,673       $260,575
                                                 ========       ========

6.    PREFERRED STOCK AND COMMON STOCK

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per year. Each share of preferred stock is entitled to vote the equivalent of 8,333 common shares. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. The Company cannot make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of June 30, 2001 and December 31, 2000, cumulative undeclared dividends on the preferred stock approximated $208,000 and $198,000 respectively.

Common stock is subordinate to preferred stock in the event of liquidation. The Company has never paid cash dividends on its common stock.

7.    OTHER CONTINGENCY

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


7.  OTHER CONTINGENCY (CONTINUED)

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

DOCUCON, INCORPORATED


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In May 2000, the Company sold substantially all of its operating assets to TAB Products Co. (TAB) for cash of approximately $2.8 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation. Consequently, the Company's ongoing activities are related to efforts to realize value, if any, from the remaining assets (which may include the Company's publicly traded "shell"), payment of remaining liabilities and a potential distribution to shareholders. Based upon the current financial condition of the Company, it is unlikely that any assets will be available for distribution to shareholders.


The Company reported a net loss applicable to common stockholders of approximately $ 187,000 in the six months ended June 30, 2001. The Company reported net income applicable to common stockholders of approximately $2,267,000 in the six months ended June 30, 2000. The decreased net loss applicable to common stockholders can be attributed to the Company's May 2000 sale to TAB, discussed in the preceding paragraph. Since the sale, the Company has operated as a shell company and during the six and three months ended June 30, 2001, has incurred nominal ongoing general and administrative expenses as shown below:

                                                6 Months          3 Months
                                                  Ended         Year-To-Date
                                              June 30, 2001    June 30, 2001

    Professional  Fees                          $ 82,000         $ 47,000
    Temporary Labor                               40,000           22,000
    Office rent                                   20,000           10,000
    D & O Insurance                               15,000            6,000
    Other items                                   20,000           15,000
                                                --------         --------

      Totals                                    $177,000         $100,000
                                                ========         ========

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary remaining assets at June 30, 2001 are cash of approximately $ 92,000, other current assets of approximately $21,000, an escrow account, including interest, in the amount of approximately $264,000, and office equipment with a net book value of approximately $69,000.

Remaining liabilities include accounts payable, accrued expenses and other current liabilities of approximately $323,000, and the related party notes balance of approximately $108,000. The remaining assets will be used to pay the remaining liabilities, fund efforts to realize value, if any, from the remaining assets and pay a distribution to shareholders, if any. Because the value to be realized from the remaining assets, the amount of the remaining liabilities and the net balance to be released from the Escrow Fund are uncertain, the amount of cash that will ultimately be available for distribution to stockholders, if any, is not determinable at this time.

As discussed under Part II-Item 1 and Note 4 to the condensed financial statements, on November 9, 2000, TAB asserted claims against the $250,000 Escrow Fund, as defined. The Company and TAB are negotiating potential resolution of this matter. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB above and beyond the Escrow Fund amount is remote.

The accompanying condensed financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. As previously discussed throughout, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a shell company with no revenues and continuing general and administrative expenses. Since its inception, the Company has incurred cumulative net losses of approximately $10.3 million, including losses of approximately $0.1 million for the six month period ended June 30, 2001. For the year ended December 31, 2000 and the six months ended June 2001, the Company had negative cash flows from operating activities of approximately $2.0 million and $0.14 million respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

OUTLOOK

On April 2, 2001, the Company announced that its Board of Directors had agreed to the terms of a letter of intent calling for Docucon's acquisition of all outstanding and issued shares of Digital Vision Systems, Inc., a Nevada corporation (DVS). As contemplated in the original letter of intent, The proposed reverse merger of DVS into Docucon would result in DVS shareholders owning 90.5% of the combined entity. Additionally, Docucon's shareholders would receive warrants for an additional 2.0% of the combined entity, depending upon future performance of the combined entity's common stock market price. Docucon and DVS has hoped to conclude the proposed combination in June 2001, but Docucon and DVS are continuing negotiations relating to the terms of the combination, and if successful, expect a definitive agreement to be completed by the end of the third quarter. DVS, a privately held Nevada corporation chartered in May 2000, manufactures and distributes video surveillance systems based upon digital compression technology. DVS' software management system and related digital video recording hardware are marketed worldwide for camera surveillance security applications by retail, education, manufacturing, government and military users, among others. DVS is based in San Antonio, Texas. The proposed combination is subject to various, significant conditions including but not limited to negotiation and execution of definitive agreements, DVS' pre-merger commitment to fund an additional $2.5 million in operating capital, and, if required by applicable law, approval by both Docucon and DVS shareholders. If the Company is unsuccessful in completing this transaction, management's alternative plan includes a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

DOD. On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities.

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

DOL. Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund (Escrow Fund) for the purposes of indemnifying TAB from certain "Indemnifiable losses," as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund was scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims will be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to Section 6 of the Escrow Agreement, based upon certain claims asserted by the Department of Labor (DOL) relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of DOL's claims. TAB consented to Docucon's participation. Docucon and TAB agreed to a 90-day good-faith negotiation period commencing December 7, 2000, and ending on March 7, 2001. This period was subsequently extended to June 30, 2001, and further extended to August 30, 2001. The Company and TAB are negotiating a potential resolution of this matter and continuing discussions with DOL. The Company expects resolution of this matter in the third quarter 2001; however, at the present time, the Company is unable to determine with any certainty the outcome of the claims asserted. Under the TAB Asset Purchase Agreement, all claims by TAB are limited to the amount of the Escrow Fund except as to claims asserted on the basis of fraud, willful misconduct or the failure of the Company to perform postclosing obligations. The Company does not believe the foregoing exceptions apply. The Company is unable to determine the likelihood that TAB will recover a portion, if any, of the Escrow Fund. The Company believes that recovery by TAB in excess of the Escrow Fund is remote.

Except as noted above, no actions are currently pending against the Company.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Matters - None

Item 6.  Exhibits and Reports on Form 8-K -

1. The Company filed a Current Report on Form 8-K on April 4, 2001 to announce the approval of the Letter of Intent proposing the reverse merger of Digital Vision Systems, Inc.
into Company.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DOCUCON, INCORPORATED
(Registrant)



By /s/ ROBERT W. SCHWARTZ
   ----------------------
Robert W. Schwartz,
President and Chief
Executive Officer


Dated:  August  14, 2001