Form 10QSB
period 2001-09-30
DOCUCON INCORPORATED
filed 2001-11-14
CIK 843006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
                 /X/ Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2001

                                       OR
                   Transition Report Under Section 13 or 15(d)
                               of the Exchange Act

                        For the Transition Period From to

                         Commission File Number 1-10185

                              DOCUCON, INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)
                                   74-2418590
                        (IRS Employer Identification No.)

                            8 Airport Park Boulevard
                             Latham, New York 12110
                              (Address of principal
                               executive offices)


                                 (518) 786 7733
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or

15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No /  /

State the number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2001 3,658,767


                              DOCUCON, INCORPORATED

                                      INDEX
                                      PAGE

  PART I.  FINANCIAL INFORMATION (UNAUDITED)
  Item 1:  Condensed Balance Sheets -  September 30, 2001 and
           December 31, 2000

           Condensed Statements of Operations - For the
           Nine and Three Months Ended September 30, 2001 and 2000

           Condensed Statements of Cash Flows -
           For the Nine Months Ended
           September 30, 2001 and 2000

           Notes to Condensed Financial
           Statements
   Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
  SIGNATURE

                              DOCUCON, INCORPORATED

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                               2001                    2000
                                                                           -------------           --------------
                                     ASSETS
CURRENT ASSETS
 Cash                                                                      $     83,484            $     238,370
 Other current assets                                                            16,009                    7,351
                                                                           -------------           --------------
                    TOTAL CURRENT ASSETS                                         99,493                  245,721

PROPERTY AND EQUIPMENT, NET                                                      66,597                   74,000

RESTRICTED CASH AND OTHER ASSETS                                                266,495                  264,257
                                                                           -------------           --------------

                                                                           $    432,585             $    583,978
                                                                           =============           ==============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                          $     93,988            $      18,012
 Accrued expenses and other current liabilities                                 274,596                  260,575
 Related party notes payable                                                    108,334                  108,334
                                                                           -------------           --------------
                    TOTAL CURRENT LIABILITIES                                   476,918                  386,921
                                                                           -------------           --------------
OTHER LIABILITY                                                                                            5,280
                                                                           -------------           --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $1.00 par value, 10,000,000 shares authorized-
  Series A, 60 shares authorized, 7 shares issued and outstanding                     7                        7
 Common stock $.01 par value, 25,000,000 shares authorized, 3,658,767
  shares issued                                                                  36,588                   36,588
 Additional paid-in capital                                                  10,231,240               10,231,240
 Accumulated deficit                                                        (10,307,932)             (10,071,822)
 Treasury stock, at cost, 4,495 shares                                           (4,236)                  (4,236)
                                                                           -------------           --------------
                    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (44,333)                 191,777
                                                                           -------------           --------------

                                                                           $    432,585             $    583,978
                                                                           =============           ==============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                              DOCUCON, INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                 SEPTEMBER 30                             SEPTEMBER 30
                                                      ----------------------------------     -----------------------------------
                                                           2001                2000                2001               2000
                                                      ---------------    ---------------     ---------------     ---------------
REVENUES                                               $           -      $           -       $           -       $           -
                                                      ---------------    ---------------     ---------------     ---------------

COSTS AND EXPENSES
  General and administrative                                  58,353             93,863             235,268             843,897
  Depreciation and amortization                                2,250              2,250               6,750              13,131
                                                      ---------------    ---------------     ---------------     ---------------

TOTAL COSTS AND EXPENSES                                      60,603             96,113             242,018             857,028
                                                      ---------------    ---------------     ---------------     ---------------

OPERATING LOSS FROM CONTINUING OPERATIONS                    (60,603)           (96,113)           (242,018)           (857,028)

OTHER INCOME (LOSS), NET                                       2,075              3,770               5,908             (19,347)
                                                      ---------------    ---------------     ---------------     ---------------

LOSS FROM CONTINUING OPERATIONS                              (58,528)           (92,343)           (236,110)           (876,375)

DISCONTINUED OPERATIONS

  Loss from discontinued operations                                                                                    (913,510)

  Gain on disposal of discontinued operations                                                                         3,973,778

                                                      ---------------    ---------------     ---------------     ---------------


NET INCOME (LOSS)                                            (58,528)           (92,343)           (236,110)          2,183,893
                                                      ---------------    ---------------     ---------------     ---------------


PREFERRED STOCK DIVIDEND REQUIREMENT                          (4,813)            (4,813)            (14,438)            (14,438)
                                                      ---------------    ---------------     ---------------     ---------------


NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS                                          $     (63,341)     $     (97,156)      $    (250,548)      $   2,169,455
                                                      ===============    ===============     ===============     ===============


EARNINGS (LOSS) PER COMMON SHARE:

BASIC AND DILUTED

  From continuing operations                           $       (0.02)     $       (0.03)      $       (0.07)      $       (0.25)
  From discontinued operations                                                                                             0.86

                                                      ---------------    ---------------     ---------------     ---------------

BASIC AND DILUTED LOSS PER COMMON SHARE                $       (0.02)     $       (0.03)      $       (0.07)      $        0.61
                                                      ===============    ===============     ===============     ===============



WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       3,658,767          3,654,272           3,658,767           3,571,060
                                                      ===============    ===============     ===============     ===============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                              DOCUCON, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                      2001                 2000
                                                                 --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                               $   (236,110)        $   2,183,893
  Adjusted for net income from discontinued operations                                     3,060,268
                                                                 --------------        --------------

  Loss from continuing operations                                     (236,110)             (876,375)
  Adjustments to reconcile loss from continuing
   operations to net cash used in continuing operations
        Depreciation and amortization                                    6,750                13,131
        Common stock issued to officer                                                        22,838
        Loss on sale or abandonment of assets                                                 25,222
        Gain on forgiveness of certain accrued liabilities                                  (156,444)
        Noncash interest                                                                      70,666
           Increase (decrease) in cash attributable to
            changes in operating assets and liabilities
               Other current assets                                     (8,658)               60,444
               Other assets                                             (2,135)
               Accounts payable                                         75,976              (126,424)
               Accrued expenses and other current liabilities           14,021              (106,469)
                                                                 --------------        --------------


   Net cash used in continuing operations                             (150,156)           (1,073,411)
   Net cash used in discontinued operations                                                 (926,938)
                                                                 --------------        --------------

Net cash used in operating activities                                 (150,156)           (2,000,349)
                                                                 --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from TAB transaction, net of amount paid to
    escrow fund $250,000 and cash acquired by TAB of $92,433                               2,464,254
   Proceeds from sales of assets                                           550
                                                                 --------------        --------------

   Net cash provided by investing activities                               550             2,464,254
                                                                 --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from secured short-term notes                                                  1,075,000
   Principal payments on short-term notes                                                 (1,075,000)
   Principal payments under capital lease obligations                   (5,280)               (5,608)
   Principal payments on long-term debt and other obligations                               (215,867)
                                                                 --------------        --------------

   Net cash used in financing activities                                (5,280)             (221,475)
                                                                 --------------        --------------


NET INCREASE (DECREASE) IN CASH                                       (154,886)              242,430

CASH, BEGINNING OF PERIOD                                              238,370                28,835
                                                                 --------------        --------------

CASH, END OF PERIOD                                               $     83,484         $     271,265
                                                                 ==============        ==============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                              DOCUCON, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                      2001                 2000
                                                                 --------------        --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Noncash investing and financing activities-
     Cancellation of warrants issued in connection with
      related party debt                                          $          -         $      85,313
                                                                 --------------        --------------

   Cash paid during the period for interest                       $      1,938         $      30,174
                                                                 ==============        ==============

                                      F-3A

                             DOCUCON, INCORPORATED

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

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 4, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at September 30, 2001, the Company has cumulative Losses of approximately $ 10.3 million and a working capital deficit of approximately $377,000. For the nine months ended September 30, 2001, and the year ended December 31, 2000, the Company had negative operating cash flows of approximately $0.15 million and $2.0 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In June 2001, the Company agreed to the terms of a letter of intent to acquire all outstanding and issued shares of an unrelated manufacturer and distributor of video surveillance systems. On September 25, 2001 the Company approved changes to the terms of the letter of intent. The proposed transaction is subject to various significant conditions including, but not limited to, the unrelated manufacturer's commitment to fund an additional $2.5 million in operating capital, and approval of both companies shareholders. If the Company is unsuccessful in completing this transaction, management's alternative plan includes a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized.

2. UNAUDITED STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited statements

The accompanying condensed financial statements of the Company as of September 30, 2001 and for the nine and three months ended September 30, 2001 and 2000 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results that may occur for the year ending December 31, 2001.

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

                              DOCUCON, INCORPORATED

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

As the Company had a net loss from continuing operations for the nine and three months ended September 30, 2001, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive.

Income Taxes

The Company complies with SFAS No. 109, "Accounting for Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No.`s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

4. DISCONTINUED OPERATIONS AND RELATED CONTINGENCY

In May 2000, the Company's shareholders approved the sale of substantially all of the Company's operating assets to TAB for cash of approximately $2.8 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation and, accordingly, the Company has reflected its condensed financial statements for 2000 in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations". The following table provides certain information related to the discontinued operations for the nine and three months ended September 30, 2000:

                                             Nine           Three
                                            Months          Months
                                            Ended           Ended
                                           9/30/00         9/30/00
                                         -----------       -------
Revenues                                  1,231,204          -0-
Costs and expenses
    Production                            1,242,170          -0-
    All other                               902,544          -0-
                                         -----------       -------
Total costs and expenses                  2,144,714          -0-
                                         -----------       -------
Loss from discontinued operations          (913,510)         -0-
                                         ===========       =======

                              DOCUCON, INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

4. DISCONTINUED OPERATIONS AND RELATED CONTINGENCY (CONTINUED)

In conjunction with entering into a nonbinding letter of intent in January 2000, and definitive asset purchase agreement dated March 7, 2000, by and among TAB and TAB's wholly-owned subsidiary, Bunt Acquisition Corp., on one hand, and the Company on the other hand ("TAB Asset Purchase Agreement"), TAB loaned the Company cash, evidenced by secured promissory notes in the amount of $1,075,000, to fund working capital deficits. This amount, plus accrued interest of approximately $23,000, was deducted from cash proceeds at the closing. In addition, in accordance with the TAB Asset Purchase Agreement, promptly after closing, the Company paid from the cash proceeds substantially all liabilities not assumed by TAB, except for certain amounts due under employment agreements with certain Company officers, a retirement obligation due to a former officer of the Company, and related party notes payable. Prior to the closing of the TAB transaction, certain Company officers and a former Company officer agreed to reductions in the amounts due under the employment agreements and a retirement agreement, respectively, among other terms. The two directors of the Company who had loaned the Company an aggregate of $325,000 agreed to waive the accrued interest due on the notes and to the cancellation of the related warrants, among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations after closing, and the remaining one third will be satisfied upon release of the escrow fund, described below, from available cash, if any, less a reasonable provision for any net costs necessary to wind-down and/or dispose of the Company.

Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund ("Escrow Fund") for the purposes of indemnifying TAB from certain "Indemnifiable Losses," as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund, which is classified as restricted cash in the accompanying September 30, 2001 and December 31, 2000 condensed balance sheets, was scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims will be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to Section 6 of the Escrow Agreement, based upon certain claims asserted by the Department of Labor (DOL) against TAB relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of the DOL's claims. TAB consented to the Company's participation. The Company and TAB entered into an extended period of good-faith negotiation resulting in TAB making a settlement offer on October 19, 2001, which was accepted tenatively by the Company on November 1, 2001. The terms of the settlement include a release of approximately $194,000 plus all accrued interest on the initial $250,000 escrow sum to Docucon, less the sum of approximately $150,000 payable to TAB on certain accounts receivable transferred to TAB under the TAB Asset Purchase Agreement, and a release of approximately $46,000 to TAB for related expenses, labor costs and legal fees. The remaining $10,000 of the escrow funds shall remain in escrow for an additional 6-month period for remaining open issues with DOL as claimed by TAB. The foregoing settlement is subject to final review and approval by TAB and Company management.

                              DOCUCON, INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

5. CONDENSED BALANCE SHEET ITEMS

At September 30, 2001 and December 31, 2000, property and equipment consists of the following:

                                             2001           2000
                                          ----------     ----------
  Computer Software                        $ 56,090       $ 56,090
  Furniture and equipment                    72,755         74,712
                                          ----------     ----------
                                            128,845        130,802
  Less: Accumulated depreciation
     and amortization                        62,248         56,802
                                          ----------     ----------
                                           $ 66,597       $ 74,000
                                          ==========     ==========

At September 30, 2001 and December 31, 2000, accrued expenses and other current liabilities consist of the following:

                                             2001           2000
                                          ----------     ----------
  Accrued salaries                         $102,943       $102,943
  Accrued professional fees                  10,000         46,383
  Payable to TAB                             98,496         40,008
  Retirement benefits payable                37,834         37,834
  Other                                      25,323         33,407
                                          ----------     ----------
                                           $274,596       $260,575
                                          ==========     ==========

6. PREFERRED STOCK AND COMMON STOCK

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per year. Each share of preferred stock is entitled to vote the equivalent of 8,333 common shares. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. The Company cannot make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of September 30, 2001 and December 31, 2000, cumulative undeclared dividends on the preferred stock approximated $212,000 and $198,000 respectively.

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

The Company's request for admission onto the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, that might be perceived by the government as a technical violation of DOD billing procedures. The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was orally advised that the Government's investigation of the Company's voluntary disclosure is complete and that criminal prosecution has been declined. Since February 2000, the Company has received no further inquiry or claim from DOD relating to this or any other matter. While the Company remains potentially liable for civil damages, it does not believe that it is probable that material civil damages, if any, will ultimately be assessed.

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

The Company reported a net loss applicable to common stockholders of approximately $ 251,000 in the nine months ended September 30, 2001. The Company reported net income applicable to common stockholders of approximately $2,169,000 in the nine months ended September 30, 2000. The decreased net loss applicable to common stockholders can be attributed to the Company's May 2000 sale to TAB, discussed in the preceding paragraph. Since the sale, the Company has operated as a shell company and during the nine and three months ended September 30, 2001, has incurred nominal ongoing general and administrative expenses as shown below:

                              9 Months                3 Months
                                Ended                   Ended
                          September 30, 2001     September 30, 2001
                          ------------------     ------------------
  Professional Fees            $125,000              $ 43,000
  Temporary Labor                58,000                18,000
  Office rent                    31,000                11,000
  D & OInsurance                 22,000                 7,000
  Other items                    -0-                  (20,000)
                              ----------             ----------
   Totals                      $236,000              $ 59,000
                              ==========             ==========

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary remaining assets at September 30, 2001 are cash of approximately $ 83,000, other current assets of approximately $16,000, an escrow account, including interest, in the amount of approximately $266,000, and office equipment with a net book value of approximately $67,000.

Remaining liabilities include accounts payable, accrued expenses and other current liabilities of approximately $369,000, and the related party notes balance of approximately $108,000. The remaining assets will be used to pay the remaining liabilities, fund efforts to realize value, if any, from the remaining assets and pay a distribution to shareholders, if any. Because the value to be realized from the remaining assets, the amount of the remaining liabilities and the net balance to be released from the Escrow Fund are uncertain, the amount of cash that will ultimately be available for distribution to stockholders, if any,is not determinable at this time.

As discussed under Part II-Item 1 and Note 4 to the condensed financial statements, on November 9, 2000, TAB asserted claims against the $250,000 Escrow Fund, as defined. The Company and TAB have reached a tenative settlement which is subject to final review and approval by TAB and Company management.

The accompanying condensed financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. As previously discussed throughout, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a shell company with no revenues and continuing general and administrative expenses. Since its inception, the Company has incurred cumulative net losses of approximately $10.3 million, including losses of approximately $0.2 million for the nine month period ended September 30, 2001. For the year ended December 31, 2000 and the nine months ended September 30, 2001, the Company had negative cash flows from operating activities of approximately $2.0 million and $0.15 million respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                     OUTLOOK

On April 2, 2001, the Company announced that its Board of Directors had agreed to the terms of a letter of intent calling for Docucon's acquisition of all outstanding and issued shares of Digital Vision Systems, Inc., a Nevada corporation ("DVS"). On September 6, 2001, the Company approved changed terms of the letter of intent, and reported on September 25, 2001, on Form 8-K, that the proposed reverse merger of DVS into Docucon would result in DVS shareholders owning 92.5% and Docucon Shareholders will own the remaining 7.5% of the Company's common stock. Docucon and DVS had hoped to conclude the proposed combination in June 2001, but Docucon and DVS now expect a definitive agreement to be completed by the end of the year. DVS, a privately held Nevada corporation chartered in May 2000, manufactures and distributes video surveillance systems based upon digital compression technology. DVS' software management system and related digital video recording hardware are marketed worldwide for camera surveillance security applications by retail, education, manufacturing, government and military users, among others. DVS is based in San Antonio, Texas. The proposed combination is subject to various, significant conditions including but not limited to negotiation and execution of definitive agreements, DVS' pre-merger commitment to fund an additional $2.5 million in operating capital, and, if required by applicable law, approval by both Docucon and DVS shareholders. If the Company is unsuccessful in completing this transaction, management's alternative plan includes a further search for a similar business combination or strategic alliance. There can be no assurances that the transaction described above or management's alternative plan will be realized.

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

DOL. Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund (Escrow Fund) for the purposes of indemnifying TAB from certain "Indemnifiable losses," as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund was scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims will be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to Section 6 of the Escrow Agreement, based upon certain claims asserted by the Department of Labor (DOL) relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of DOL's claims. TAB consented to Docucon's participation. Docucon and TAB entered into an extended period of good-faith negotiation resulting in TAB making a settlement offer on October 19, 2001, which was accepted tenatively by Docucon on November 1, 2001. The terms of the settlement include a release of approximately $194,000 plus all accrued interest on the initial $250,000 escrow sum to Docucon, less the sum of approximately $150,000 payable to TAB on certain accounts receivable transferral to TAB under the TAB Asset Purchase Agreement, and a release of approximately $46,000 to TAB for related expenses, labor costs and legal fees. The remaining $10,000 of the escrow funds shall remain in escrow for an additional 6-month period for remaining open issues with DOL as claimed by TAB. The foregoing settlement is subject to final review and approval by TAB and Company management.

Except as noted above, no actions are currently pending against the Company.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Matters - None

Item 6. Exhibits and Reports on Form 8-K -

1. The Company filed a Current Report on Form 8-K on September 25, 2001 to announce (a) the dismissal of Rothstein, Kass & Company, P.C. as the Company's independent accountant and the retainer of Ernst & Young LLP to serve as the Company's independent accountant, effective September 21, 2001 and (b) the approval of the Letter of Intent, which amends and updates the terms of the proposed reverse merger of Digital Vision Systems, Inc. into Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DOCUCON, INCORPORATED
(Registrant)



By /s/ ROBERT W. SCHWARTZ

Robert W. Schwartz, President and Chief Executive Officer


Dated: November 14, 2001