Form 10KSB
period 2001-12-31
DOCUCON INCORPORATED
filed 2002-04-16
CIK 843006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE YEAR ENDED DECEMBER 31, 2001; OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10185

                              DOCUCON, INCORPORATED
                              ---------------------
                 (Name of Small Business Issuer in its Charter)

            DELAWARE                                      74-2418590
--------------------------------                     -------------------
 (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

         329 E. Ramsey
       San Antonio, Texas                                  78216
------------------------------------                 -------------------
(Address of Principal Executive                           (Zip Code)
          Offices)

Issuer's Telephone Number, Including Area Code:         (210) 342-1190
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State Issuer's revenues for its most recent fiscal year:  NONE

      State the aggregate market value of the voting stock held by non-affiliates as of April 12, 2002:

               Common Stock, par value $.01 per share - $503,421

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



          CLASS                             OUTSTANDING AT April 12, 2002
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

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

      Docucon, Incorporated ("Docucon" or the "Company") was incorporated under the laws of the State of Delaware in 1988 and is the successor by merger to a Texas corporation organized in 1986. In May 2000, Docucon sold substantially all of its operating assets to TAB Products Co. ("TAB"). Prior to the asset sale to TAB, the Company's primary business was the conversion of documents from paper to electronic formats. As a result of the sale to TAB, the Company effectively became a "shell" company with no revenues and continuing general and administrative expenses. The Company's on-going activities are related to management's efforts to realize value for its remaining assets.

ASSET PURCHASE AGREEMENT WITH TAB

      On May 25, 2000, the Company completed the sale of substantially all of its operating assets and certain liabilities and obligations ("TAB Sale") to Bunt Acquisition Corporation, a Delaware corporation, and a wholly owned subsidiary of TAB. The TAB Sale was consummated in accordance with the terms of an Asset Purchase Agreement dated as of March 7, 2000 ("Asset Purchase Agreement").

      Under the Asset Purchase Agreement with TAB, the consideration paid to the Company was approximately $2,800,000, and the liabilities and obligations assumed by TAB were valued at about $2,300,000. The total consideration paid in the TAB Sale was determined through arm's length negotiations between the parties. Neither the Company nor any of its affiliates had, nor to the knowledge of the Company did any director or officer, or any associate of any such director or officer of the Company have, any material relationship with TAB.

DISCONTINUED OPERATIONS

      As a result of the TAB sale, Docucon has discontinued its document conversion operation. The Company's on-going activities are related to efforts to realize value, if any, from its remaining assets (which may include the Company's publicly traded "shell"), payment of any remaining liabilities, including income taxes, and a potential distribution to shareholders.

PROPOSED REVERSE MERGER OF DIGITAL VISION SYSTEMS, INC. INTO DOCUCON

      On April 3, 2001, the Company announced that its Board of Directors had agreed to the terms of a letter of intent calling for Docucon to acquire all of the outstanding and issued shares of Digital Vision Systems, Inc., a Nevada corporation ("DVS"). The proposed reverse merger (the "Merger") of DVS into Docucon would result in DVS shareholders owning approximately 90.5% of the combined entity. Additionally, Docucon's shareholders would receive warrants for an additional 2.0% of the combined entity, depending upon future performance of the combined entity's common stock, as measured by the market price of such common stock.

         The Board of Directors subsequently approved changes to the terms of the letter of intent and, on September 25, 2001, reported on Form 8-K that DVS shareholders would receive an increased number of shares of common stock of the Company, such that DVS shareholders would own 92.5% of the Company's common stock and the Company's shareholders would own the remaining 7.5% of the common stock of the combined entity. Further changes provided that the Company's shareholders would not receive any warrants, and Robert W. Schwartz, the Company's CEO, would receive a reduced 0.5% share to be allocated from the 7.5% interest received by the Company's shareholders. In calculating the foregoing percentages, it is assumed that ownership percentages are determined by reference to fully diluted shares of the Company's common stock, as if converted shares of the Company's common stock were outstanding for both the Company and DVS. Through the Merger, DVS would become a wholly owned subsidiary of the Company.

         The proposed combination is subject to various, significant conditions including but not limited to negotiation and execution of definitive agreements, DVS' pre-merger commitment to fund an additional $2.5 million in operating capital, and approval of the merger by both Docucon and DVS shareholders. If the Company is unsuccessful in completing the planned combination with DVS, management's alternative plan includes a further search for a similar business combination or strategic alliance. The Company is currently not in discussions with any other entity, other than DVS. There is no assurance that this transaction, or management's alternative plan, will be realized.

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

EMPLOYEES

      Currently, the Company has no full-time employees. The Company uses temporary staffing to provide financial and administrative human resources to support the Company's on going, limited activities.

ITEM 2. DESCRIPTION OF PROPERTY.

      On October 12, 2000, the Company leased a 125 square foot office space for $1,600 per month in Wayne, Pennsylvania. The lease carried a 30-day termination notice requirement. The office space was used by temporary support staff and for record keeping. The lease was terminated, effective November 30, 2001, and the Company moved all of its remaining assets to the offices of DVS in San Antonio, Texas. DVS serves as custodian of these assets and records for the Company pursuant to the terms of a Custodial Agreement between the two parties.

      In management's opinion, the Company's facilities are adequate for the Company's current needs and are consistent with the Company's plans described elsewhere in this Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

      On February 2, 1999, the Company contacted the Department of Defense's Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to disclose voluntarily potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities.

      Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, which might be perceived by the government as a technical violation of DOD billing procedures.

      The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was advised informally that the Government's investigation of the Company's voluntary disclosure was complete and that criminal prosecution had been declined. Since February 2000, the Company has received no other notice of any further claims relating to this matter. While the Company remains potentially liable for civil damages, it does not believe that material civil damages, if any, will ultimately be assessed.

         Under the terms of the TAB Sale, TAB paid $250,000 of the purchase price into an Escrow Fund ("Escrow Fund") for the purposes of indemnifying TAB from certain indemnifiable losses, including any failure of the Company to discharge any liability not assumed by TAB. On November 9, 2000, TAB asserted claims against the Escrow Fund based upon certain claims asserted by the Department of Labor ("DOL") relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of these claims. TAB consented to Docucon's participation. Docucon and TAB then engaged in negotiations with the Department of Labor throughout 2001.

         The Company reached a settlement regarding this matter on December 3, 2001. Under the terms of a settlement between TAB and the Company, the amount held in the Escrow Fund was released in January 2002 to the extent of $250,000.00 plus accumulated interest, with TAB receiving $192,571.86, $10,000.00 remaining in escrow and the Company receiving the remainder or $65,387.39. The amounts released to TAB included approximately $147,000 owed to TAB for cash received on TAB's behalf, as well as approximately $46,000 in reimbursements for legal and other fees incurred by TAB and recorded in the fourth quarter of 2001, based on the terms of the settlement. The amount of $10,000 is to remain in the Escrow Fund until June 30, 2002 or may be released earlier, if the parties mutually agree.

         Except as noted above, no actions are currently pending against the Company. The Company maintains insurance coverage, which it believes to be adequate and typical in the industry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of Docucon, Incorporated was held on December 27, 2001, for the following purposes:

         1. To elect six Directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

         2. To approve the Company's retention of Ernst & Young LLP as its independent auditors for the fiscal year 2001.

         No other matters were submitted to a vote of security holders of the Company during the fourth quarter of 2001.

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

         The following table sets forth for the fiscal periods indicated the high and low bid prices per share for the Company's common stock on the OTC Bulletin Board.



                                                                 REPORTED
                                                                BID PRICE
                                                            -----------------
                                                             HIGH        LOW
-----------------------------------------------------------------------------
          2001
       ---------
       First Quarter....................................... $ 0.09     $ 0.08
       Second Quarter......................................   0.17       0.07
       Third Quarter.......................................   0.09       0.06
       Fourth Quarter......................................   0.36       0.06

          2000
       ---------
       First Quarter....................................... $ 0.44     $ 0.08
       Second Quarter......................................   0.47       0.16
       Third Quarter.......................................   0.45       0.16
       Fourth Quarter......................................   0.69       0.28


      The last reported sale price for the common stock on the OTC Bulletin Board on April 12, 2002, was $0.16 per share. Bid and asked prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      There were approximately 217 holders of record of the common stock as of April 12, 2002, excluding those shares held by depository companies for certain beneficial owners.

      The Company has never paid cash dividends on its common stock. Under the terms of the Company's Series A Convertible Preferred Stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. At December 31, 2001, cumulative undeclared dividends on the Series A Convertible Preferred Stock were approximately $217,250. On January 24, 2002, the Board of Directors authorized the Company to offer and to issue 20,000 shares of the Company's common stock, in full satisfaction of each share of Series A Preferred Stock outstanding. There are currently seven shares of the Company's Series A Preferred Stock outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2001 COMPARED TO 2000

      The Company's ongoing activities are related to efforts to realize value, if any, from its remaining assets (which may include the Company's publicly traded "shell") and payment of remaining liabilities. The Company does not expect to have future operating revenues unless it is successful in completing the planned business combination with DVS or another entity.

      For the years ended December 31, 2001 and 2000, the Company had net income
(loss) applicable to common shareholders of approximately ($422,241) and $2.1 million, respectively. The loss for 2001 represents the ongoing operation of the publicly traded shell that includes payments made to maintain and operate an office, payments for insurance and depreciation of assets. Legal and accounting expenses related primarily to filing regulatory reports and expenses related to engaging temporary accounting assistance comprise approximately $260,000 of total expenses of approximately $385,000 for the year ended December 31, 2001. The gain in 2000 can be attributed to the Company's sale of substantially all of its operating assets and certain liabilities to TAB that resulted in a pre-tax gain of approximately $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2001, the Company has current assets of approximately $337,000, including the TAB related Escrow Fund with a balance of approximately $268,000. The Company has current liabilities of approximately $579,000, consisting of accounts payable, accrued expenses and other current liabilities. Approximately $46,000 on the Company's accrued expenses are related to amounts accrued under the TAB settlement in the fourth quarter of 2001. Current assets exceed current liabilities by approximately $242,000. Remaining liabilities include related-party notes in the amount of approximately $108,000. Additional liabilities are expected to be incurred relating to the ongoing maintenance of the Company.

      On September 29, 1999, two directors of the Company lent the Company a total of $325,000. The promissory notes (the "Notes") issued in conjunction with these loans carried a 12 percent annual interest rate. Principal and interest on the Notes were payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based financing (the "Financing"), as defined therein. In conjunction with the Notes, the two directors were issued a total of 243,750 warrants to purchase common stock of the Company. Upon consummation of the TAB Sale, the two directors agreed to waive the accrued interest due on the Notes and to cancel the related warrants, among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations promptly after closing of the TAB Sale, with the remaining one-third to be negotiated upon release of the Escrow Fund. The Escrow Fund was settled in December 2001, and in January 2002 the Board of Directors approved settlements of the Notes for cash and stock.

         The Company expects to be able to settle some liabilities for amounts that are less than recorded values. The Board of Directors approved settlements of the related-party notes of approximately $108,000, as well as a business consultant agreement of approximately $38,000, for cash and stock in January 2002. Payables of approximately $103,000 to former executives of the Company are to be settled at the time the Escrow Agreement is terminated, from available cash of the Company, less any reasonable provision for additional net costs to wind down and/or dispose of the Company, under agreements reached with those parties in 2000. The Company does not expect to have any cash available from the release of the Escrow Fund, or otherwise, to pay any of these recorded liabilities. Negotiations are currently in process to settle other remaining liabilities for less than the recorded amounts.

      On November 9, 2000, TAB asserted claims against the $250,000 Escrow Fund. The Company and TAB negotiated a resolution of the matter on December 3, 2001. Under the terms of such Agreement, the funds in the Escrow Fund were distributed to TAB and to the Company in January 2002. The Company received $65,387; TAB received $192,572; and, the residual $10,000 remains in the Escrow Fund until June 30, 2002, or such sum may be released earlier, if the parties mutually agree.

         As part of the business combination between Docucon and DVS, DVS has agreed to pay all merger related expenses. The Company's only current source of liquidity is the realization of value from Company assets, and there is no assurance that the remaining assets will yield material value. Management cannot be certain that the remaining assets will be sufficient to settle the final negotiated liability balances.

         The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. As previously discussed throughout, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, as of December 31, 2001, the Company had cumulative losses of approximately $10.5 million, and a working capital deficit of approximately $242,000. For the years ended December 31, 2001 and 2000, the Company had negative operating cash flows of approximately $168,000 and $2.0 million, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 7. FINANCIAL STATEMENTS.

      Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:



                                                                          PAGE
                                                                          ----
       Reports of Independent Auditors.....................................F-1

       Balance Sheet as of December 31, 2001...............................F-3

       Statements of Operations for the Years Ended
       December 31, 2001 and 2000..........................................F-4

       Statements of Stockholders' Equity (Deficit) for the
       Years Ended December 31, 2001 and 2000..............................F-5

       Statements of Cash Flows for the Years Ended
       December 31, 2000 and 2000..........................................F-6

       Notes to Financial Statements.......................................F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      Effective February 22, 2001, Docucon, acting on the direction of its Board of Directors, approved the dismissal of Arthur Andersen LLP as the Company's independent accountants. The reports of Arthur Andersen LLP on the Company's financial statements for the fiscal year ending December 31, 1999 were modified to discuss matters, which raise substantial doubt about the Company's ability to continue as a going concern. Those reports did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to audit scope or accounting principles. In connection with the audits of the Company's financial statements for the fiscal year ended December 31, 1999 and through February 22, 2001, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their reports on the financial statements for such years nor were there any reportable events. Arthur Andersen LLP has furnished the Company with a letter addressed to the Securities and Exchange Commission indicating Arthur Andersen LLP's agreement with the above statements.

      Effective on February 22, 2001, the Company retained the accounting firm of Rothstein, Kass & Company, P.C. to serve as its independent accountants to audit its financial statements, beginning with the year ended December 31, 2000. This engagement was effective February 22, 2001. Prior to its engagement as the Company's independent auditors, Rothstein, Kass & Company, P.C. had not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any other matter that was the subject of any prior disagreement between the Company and the Company's previous certifying accountants.

         Effective September 21, 2001, the Company approved the dismissal of Rothstein, Kass & Company, P.C. as the Company's independent accountants. The statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for the last paragraph which raised substantial doubt regarding the Company's ability to continue as a going concern. In connection with the audit of the Company's financial statements for the year ended December 31, 2000, there were no disagreements with Rothstein, Kass and Company, P.C. on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of

Rothstein, Kass & Company, P.C., would have caused Rothstein, Kass & Company, P.C. to make reference to the matter in their report on the financial statements, nor were there any reportable events.

         Effective September 21, 2001, the Company retained the accounting firm of Ernst & Young LLP to serve at its independent accountants to audit its financial statements beginning with the third quarter ended September 30, 2001. Prior to its engagement as the Company's independent auditors, Ernst & Young had not been consulted by the Company on any matters, including any matter that related to the type of opinion that might be rendered on the Company's financial statements, or on any other matter that was the subject of any prior disagreement between the Company and the Company's previous certifying accountants.

      The Company has had no disagreements with its independent accountants within the twenty-four months prior to December 31, 2001 or subsequent to that date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY TECHNICAL PERSONNEL

         The following table sets forth certain information with respect to the Company's Directors and executive officers:



         NAME                AGE                     POSITION
         ----                ---                     --------
   Edward P. Gistaro         66       Chairman of the Board of Directors

   Robert W. Schwartz        56       President, Chief Executive Officer, Chief
                                      Financial Officer and Director

   Ralph Brown               67       Secretary and Director

   Al R. Ireton              66       Director

   Chauncey E. Schmidt       68       Director

   Douglas P. Gill           52       Director


         Edward P. Gistaro has served as Chairman of the Board since 1990. He served as Chief Executive Officer of the Company from June 4, 1988 until April 1, 1998, when the Board of Directors accepted his recommendation that he be replaced by Douglas P. Gill as Chief Executive Officer. Pursuant to Mr. Gistaro's retirement, the Board requested that he continue to serve as Chairman, and he accepted. Mr. Gistaro also served as President of the Company from July 10, 1988 until March 18, 1991. Mr. Gistaro was employed by Datapoint Corporation, a company involved in the manufacturing of computer systems, in various managerial positions from 1973 to 1987. From 1982 to 1985, Mr. Gistaro served as the President and Chief Operating Officer of Datapoint Corporation; and, from 1985 to 1987, he served as its President and Chief Executive Officer.

         Robert W. Schwartz was elected President, Chief Executive Officer and Chief Financial Officer on May 19, 2000, in a part-time capacity. He was elected to the Board of Directors of the Company in April 1998. Mr. Schwartz founded the Schwartz Heslin Group, Inc. ("SHG"), an investment banking firm, in 1985. As Managing Director of SHG, Mr. Schwartz specializes in corporate planning, finance and development. From 1980 to 1985, he was founder, President and Chief Executive Officer of Winsource, Inc., a high tech firm that packaged and marketed integrated telephone and computer systems. Mr. Schwartz served as President, Chief Operating Officer and Director of Coradian Corporation and as Vice President and Chief Financial Officer of Garden Way Manufacturing Corporation from 1975 to 1980 and 1970 to 1975, respectively. The Company has retained SHG in the past to provide investment and financial advisory services.

         Douglas P. Gill was elected as a Director of the Company on May 19, 2000. From April 1998 to May 2000, he had served as President and Chief Executive Officer of the Company. Mr. Gill was a general partner of Foster Management Company, a venture capital firm, from 1994 until 1998. From 1984 to 1994 Mr. Gill served as First Vice President of Janney Montgomery Scott, Inc., a regional investment banking and brokerage firm, and in various management capacities at Scott Paper Company from 1975 to 1984. Mr. Gill also served as a senior auditor at Arthur Andersen & Co. (now LLP) from 1972 to 1975.

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


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 2001 through April 12, 2002, all officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION - GENERAL

                           The following table sets forth compensation earned by
or awarded to the Chief Executive Officer and the named executive officers for all services rendered to the Company in 2001, 2000 and 1999.



                                                     ANNUAL COMPENSATION                                   LONG-TERM COMPENSATION
                                         -------------------------------------------------------------------------------------------
                                                        BONUS/ANNUAL         OTHER         RESTRICTED     SECURITIES        ALL
         NAME AND PRINCIPAL                            INCENTIVE AWARD       ANNUAL          STOCK        UNDERLYING       OTHER
              POSITION            YEAR   SALARY (1)         (2)           COMPENSATION     AWARDS (3)       OPTIONS     COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
Robert W. Schwartz                2001   $      --     $          --      $         --             --             --    $         --
President, Chief Executive        2000          --                --                --        150,000     $       --    $         --
Officer and Chief Financial
Officer

Douglas P. Gill                   2001           --               --                --             --             --              --
President and                     2000       94,770               --                --             --             --          96,666
Chief Executive Officer           1999      200,000           10,407                --             --         71,920              20

Warren D. Barratt                 2001           --               --                --             --             --              --
Senior Vice President             2000       56,287               --                --             --        116,825          42,430
Chief Financial Officer           1999      140,000            7,285                --             --             --              20
and Treasurer

Paul M. Nunley                    2001           --               --                --             --             --              --
Vice President, Operations        2000       46,795               --                --             --             --          39,604
and Technology                    1999      130,000            6,764                --         98,460             --              20


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

STOCK OPTIONS

         In 2001, the Company awarded no options to its executive officers. Furthermore, any previously issued options have been canceled, terminated or expired without having been exercised.



                                                         INDIVIDUAL GRANTS
                              -----------------------------------------------------------------
                                  NUMBER OF        % OF TOTAL
                                 SECURITIES      OPTIONS GRANTED     EXERCISE
                                 UNDERLYING        TO EMPLOYEES        PRICE         EXPIRATION
   NAME                       OPTIONS GRANTED     IN FISCAL YEAR     PER SHARE          DATE
   ----                       ---------------     --------------     ---------       ----------
Robert W. Schwartz                    --                --               --              --
Douglas P. Gill ............          --                --               --              --
Warren D. Barratt...........          --                --               --              --
Paul M. Nunley .............          --                --               --              --


EMPLOYMENT AGREEMENTS

         On March 31, 2000, and in conjunction with the TAB Sale, the Company entered into Employment Agreement Settlement Agreements with Messrs. Douglas P. Gill, President and Chief Executive Officer; Paul M. Nunley, Vice President, Operations and Technology; Warren D. Barratt, Chief Financial Officer; and, Mark
G. Hardin, Controller of Company. Under the terms of these settlement agreements, the Company agreed to pay a total amount of $308,830.19. This amount included $196,500, which represented thirty percent (30%) of the amounts these officers would be entitled to receive as severance under their respective employment contracts with the Company. In addition, these officers were to be paid an aggregate of $112,330.19 for accrued, but unpaid wages and accrued vacation earned or to be earned through April 30, 2000.

         Two-thirds of the total payments, or $205,886.79, were paid at closing of the TAB Sale, with the balance to be paid at the termination of the Escrow Agreement, from available cash of the Company less any reasonable provision for additional net costs to wind-down and/or dispose of the Company. Since no available cash exists in order to make additional payments, the Company has no obligation to the named, former executive officers.

         The Company has not entered into any other employment agreements in 2001.

      In full and final payment of the Company's obligations to Mr. Alan Hobgood, former President of the Company, under a buyout of his employment contract in 1998 and consulting agreement with Company, Mr. Hobgood and the Company entered into a Business Consultant Agreement Settlement Agreement for the amount of $113,615. This amount represents $25,000 in past due amounts payable, and $88,615.00 or thirty percent (30%) of the balance due to Mr. Hobgood under the buyout agreement. Mr. Hobgood was paid two-thirds of this amount at closing of the sale, or $75,743.33, with the balance being owed at termination of the TAB related Escrow Agreement. The Board of Directors approved settlement of Mr. Hobgood's Business Consultant Agreement Settlement Agreement for cash and stock in January 2002.

         All stock option plans of the Company have expired or been terminated by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of April 12, 2002 (a) by each of the Company's Directors, (b) by the Company's Chief Executive Officer and the other named executive officers, and (c) by all Directors and executive officers as a group.



                       NAME AND                AMOUNT AND
                      ADDRESS OF               NATURE OF             PERCENT
TITLE OF CLASS    BENEFICIAL OWNER (1)   BENEFICIAL OWNERSHIP (2)   OF CLASS (3)
--------------------------------------------------------------------------------
Common Stock,     Edward P. Gistaro              217,098                  5.84%
par value $.01    Douglas P. Gill                 92,451                  2.49
per share         Ralph Brown                     53,833                  1.45
                  Al R. Ireton                    21,333                  0.57
                  Chauncey E. Schmidt             21,333                  0.57
                  Robert W. Schwartz             164,667                  4.43
                  Warren D. Barratt                                       0.00
                  Paul M. Nunley                                          0.00
                  All Directors and
                  executive officers
                  as a Group (8
                  persons including
                  the above)                     570,715                 15.35%


----------
(1)   The address for all persons named is 329 E. Ramsey, San Antonio, TX 78216.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On September 29, 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the "Notes"), issued in conjunction with these loans, carried a 12 percent annual interest rate. Principal and interest on the Notes are payable on the earlier of (i) September 28, 2000, or
(ii) within 10 days of an equity-based financing (the Financing), as defined. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. Pursuant to an agreement with the two Directors, the warrants were canceled and interest payable on these related-party loans was waived upon consummation of the TAB transaction described above. The Escrow Fund was settled in December 2001, and the Board of Directors approved settlements of the Notes for cash and stock in January 2002.

         On March 31, 2000, and in conjunction with the TAB Sale, the Company entered into Employment Agreement Settlement Agreements with Messrs. Douglas P. Gill, President and Chief Executive Officer; Paul M. Nunley, Vice President, Operations and Technology; Warren D. Barratt, Chief Financial Officer; and, Mark
G. Hardin, Controller of Company. Under the terms of these settlement agreements, the Company agreed to pay a total amount of $308,830.19. This amount included $196,500, which represented thirty percent (30%) of the amounts these officers would be entitled to receive as severance under their respective employment contracts with the Company. In addition, these officers were to be paid an aggregate of $112,330.19 for accrued, but unpaid wages and accrued vacation earned or to be earned through April 30, 2000.

         Two-thirds of the total payments, or $205,886.79, were paid at closing of the TAB Sale, with the balance to be paid at the termination of the Escrow Agreement, from available cash of the Company less any reasonable provision for additional net costs to wind-down and/or dispose of the Company. Management does not expect additional payments to be made.

         In full and final payment of the Company's obligations to Mr. Alan Hobgood, former President of the Company, under a buyout of his employment contract in 1998 and consulting agreement with Company, Mr. Hobgood and the Company entered into a Business Consultant Agreement Settlement Agreement for the amount of $113,615. This amount represents $25,000 in past due amounts payable, and $88,615.00 or thirty percent (30%) of the balance due to Mr. Hobgood under the buyout agreement. Mr. Hobgood was paid two-thirds of this amount at closing of the sale, or $75,743.33, with the balance, or approximately $38,000, being owed at termination of the TAB related Escrow Agreement. The Board of Directors approved settlement of Mr. Hobgood's Business Consultant Agreement Settlement Agreement for cash and stock in January 2002.

         In May 2000, as consideration for acceptance of service as the Company's president, the Company's Board of Directors authorized the issuance of 150,000 shares of the Company's common stock to a company in which the Company's president has material ownership.

         Except as stated above, since May 2000, no officer, executive officer, or affiliate of the Company has entered into any other direct or indirect material transactions, or series of transactions, or had any direct or indirect material interest in any proposed transaction, or series of transactions, to which the Company is to be a party where the amount involved exceeds $60,000.

ITEM 13. EXHIBITS.

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

         4. The Company filed a Current Report on Form 8-K on September 25, 2001 for the purpose of reporting the change in Company's certifying accountant from Rothstein, Kass & Company, P.C. to Ernst & Young LLP. The Company also reported that it had entered into a Letter Agreement that changed the terms of the proposed reverse merger of Digital Vision Systems, Inc. into Docucon.

         5. The Company filed a Current Report on Form 8-K/A on October 9, 2001 for the purpose of reporting the change in Company's certifying accountant from Rothstein, Kass & Company, P.C.

         6. The Company filed a Current Report on Form 8-K on March 20, 2002 for the purpose of reporting the Company's intent on filing a definitive proxy statement relating to reverse merger with Digital Vision Systems, Inc. once the auditors have completed year 2001 audited financial statements for both the Company and Digital Vision Systems, Inc.

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

                                    Date: April 16, 2002

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                              CAPACITY                           DATE
       -------------                          ------------                      ----------
     ROBERT W. SCHWARTZ                 President, Chief Executive            April 16, 2002
----------------------------               Officer and Director
   /S/ Robert W. Schwartz

      EDWARD P. GISTARO            Chairman of the Board of Directors         April 16, 2002
----------------------------
    /S/ Edward P. Gistaro

         RALPH BROWN                            Director                      April 16, 2002
----------------------------
       /S/ Ralph Brown

       DOUGLAS P. GILL                          Director                      April 16, 2002
----------------------------
     /S/ Douglas P. Gill

        AL R. IRETON                            Director                      April 16, 2002
----------------------------
      /S/ Al R. Ireton

     CHAUNCEY E. SCHMIDT                        Director                      April 16, 2002
----------------------------
   /S/ Chauncey E. Schmidt


                              DOCUCON, INCORPORATED

                              FINANCIAL STATEMENTS
                                       AND
                         REPORTS OF INDEPENDENT AUDITORS

                           DECEMBER 31, 2001 AND 2000




                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Reports of Independent Auditors                                            F-1-2

Financial Statements

     Balance Sheet                                                           F-3

     Statements of Operations                                                F-4

     Statements of Stockholders' Equity (Deficit)                            F-5

     Statements of Cash Flows                                              F-6-7

     Notes to Financial Statements                                        F-8-17


                         Report of Independent Auditors

Board of Directors and Stockholders
Docucon, Incorporated

We have audited the accompanying balance sheet of Docucon, Incorporated (the Company) as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon, Incorporated as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company sold substantially all of its operating assets and certain liabilities and obligations and effectively became a "shell" company with no revenues and continuing general and administrative expenses. In addition, at December 31, 2001, the Company has sustained an operating loss, has a deficit in stockholders' equity, and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                        /s/ Ernst & Young LLP


San Antonio, Texas
March 31, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Docucon, Incorporated

We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows of Docucon, Incorporated for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Docucon, Incorporated's operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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


                                /s/ Rothstein, Kass & Company, P.C.


Roseland, New Jersey
April 12, 2001

                                            DOCUCON, INCORPORATED

                                                 BALANCE SHEET

                                              December 31, 2001



                                                    ASSETS

Current assets

  Cash and cash equivalents                                                            $     65,545
  Other current assets                                                                        3,712
  Restricted cash                                                                           267,500
                                                                                       ------------
    Total current assets                                                                    336,757

Property and equipment held for disposal                                                     10,266

Other assets                                                                                  1,760
                                                                                       ------------

                                                                                       $    348,783
                                                                                       ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable                                                                     $    224,612
  Accrued expenses and other current liabilities                                            246,301
  Notes payable - Related Party                                                             108,334
                                                                                       ------------

Total current liabilities                                                                   579,247
                                                                                       ------------


Commitments and contingencies

Stockholders' deficit
  Preferred stock, $1.00 par value, 10,000,000 shares authorized-Series A, 60 shares authorized, 7 shares issued and outstanding, liquidation
   preference of $175,000                                                                         7
  Common stock $.01 par value, 25,000,000 shares
   authorized, 3,658,767 shares outstanding                                                  36,588
  Additional paid-in capital                                                             10,231,240
  Accumulated deficit                                                                   (10,494,063)
  Treasury stock, at cost, 4,495 shares                                                      (4,236)
                                                                                       ------------

Total stockholders' deficit                                                                (230,464)
                                                                                       ------------

                                                                                       $    348,783
                                                                                       ============


      The accompanying notes are an integral part of these financial statements.

                                   DOCUCON, INCORPORATED

                                 STATEMENTS OF OPERATIONS

                          Years Ended December 31, 2001 and 2000



                                                                2001                  2000
                                                             -----------           -----------
Revenues                                                     $        --           $        --
                                                             -----------           -----------
Costs and expenses
  General and administrative                                     384,621               865,457
  Depreciation                                                    36,901                15,381
                                                             -----------           -----------

Total costs and expenses                                         421,522               880,838

Interest expense                                                     719               107,477
                                                             -----------           -----------

Loss from continuing operations                                 (422,241)             (988,315)
                                                             -----------           -----------

Discontinued operations
  Loss from discontinued operations                                                 (1,007,170)
  Gain on disposal                                                                   4,072,064
                                                             -----------           -----------
Income from discontinued operations                                                  3,064,894
                                                             -----------           -----------

Net income (loss)                                               (422,241)            2,076,579

Preferred stock dividend requirement                             (19,250)              (19,250)
                                                             -----------           -----------

Net income (loss) applicable to common stockholders          $  (441,491)          $ 2,057,329
                                                             ===========           ===========


EARNINGS (LOSS) PER COMMON SHARE:

Basic and diluted
  From continuing operations                                 $     (0.12)          $     (0.28)
  From discontinued operations                                        --                  0.85
                                                             -----------           -----------
    Net income (loss) per common share                       $     (0.12)          $      0.57
                                                             ===========           ===========


      The accompanying notes are an integral part of these financial statements.

                                              DOCUCON, INCORPORATED

                                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     Years Ended December 31, 2001 and 2000

                                                 Preferred Stock                 Common Stock
                                           ---------------------------   ----------------------------    Additional
                                                                                                          paid-in
                                              Shares         Amount         Shares          Amount        capital
                                           ------------   ------------   ------------    ------------   ------------

Balances, January 1, 2000                             7              7      3,508,767          35,088     10,209,903

Shares issued to officer as compensation                                      150,000           1,500         21,337

Net income
                                           ------------   ------------   ------------    ------------   ------------

Balances, December 31, 2000                           7              7      3,658,767          36,588     10,231,240

Net loss
                                           ------------   ------------   ------------    ------------   ------------

Balances, December 31, 2001                           7   $          7      3,658,767    $     36,588   $ 10,231,240
                                           ============   ============   ============    ============   ============

                                                                              Total
                                            Accumulated     Treasury      stockholders'
                                              Deficit         stock      equity (deficit)
                                           ------------    ------------  ----------------

Balances, January 1, 2000                   (12,148,401)         (4,236)     (1,907,639)

Shares issued to officer as compensation                                         22,837

Net income                                    2,076,579                       2,076,579
                                           ------------    ------------    ------------

Balances, December 31, 2000                 (10,071,822)         (4,236)        191,777


Net loss                                       (422,241)                       (422,241)
                                           ------------    ------------    ------------

Balances, December 31, 2001                $(10,494,063)   $     (4,236)   $   (230,464)
                                           ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                        DOCUCON, INCORPORATED

                                      STATEMENTS OF CASH FLOWS

                                Years Ended December 31, 2001 and 2000

                                                                                     2001                  2000
                                                                                  -----------           -----------

Cash flows from operating activities
  Net income (loss)                                                               $  (422,241)          $ 2,076,579
  Less income from discontinued operations                                                 --             3,064,894
                                                                                  -----------           -----------
  Loss from continuing operations                                                    (422,241)             (988,315)
  Adjustments to reconcile loss from continuing operations
    to net cash used in continuing operations:
      Depreciation                                                                     36,901                15,381
      Noncash interest                                                                     --                70,666
      Common stock issued to officer                                                       --                22,837
      Loss on write-down of property and equipment held for disposal                   26,333                    --
      Write-off of deposits                                                                --                60,825
      Gain on forgiveness of certain accrued liabilities                                   --              (178,379)
        Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
          Other current assets                                                          3,639                 5,972
          Restricted cash and other assets                                             (5,003)               16,509
          Accounts payable                                                            206,600              (138,207)
          Accrued expenses and other current liabilities                              (14,274)             (166,654)
                                                                                  -----------           -----------
  Net cash used in continuing operations                                             (168,045)           (1,279,365)
  Net cash used in discontinued operations                                                 --              (744,677)
                                                                                  -----------           -----------

Net cash used in operating activities                                                (168,045)           (2,024,042)
                                                                                  -----------           -----------

Cash flows from investing activities
  Proceeds from TAB transaction, net of amount paid to escrow fund
    of 250,000 and cash acquired by TAB of $92,433                                         --             2,464,254
  Proceeds from the sale of property and equipment                                        500
                                                                                  -----------           -----------
Net cash provided by investing activities                                                 500             2,464,254
                                                                                  -----------           -----------

Cash flows from financing activities
  Payments of notes payable and warrants, directors                                        --              (216,667)
  Principal payments under capital lease obligations                                    5,280               (14,010)
  Proceeds from short-term notes                                                           --             1,075,000
  Principal payments on short-term notes                                                   --            (1,075,000)
                                                                                  -----------           -----------

Net cash used in financing activities                                                   5,280              (230,677)
                                                                                  -----------           -----------

Net increase (decrease) in cash and cash equivalents                                 (172,825)              209,535

Cash and cash equivalents
  Beginning of year                                                                   238,370                28,835
                                                                                  -----------           -----------

  End of year                                                                     $    65,545           $   238,370
                                                                                  ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                                          DOCUCON, INCORPORATED

                                 Years Ended December 31, 2001 and 2000

                                                                          2001           2000
                                                                      -----------    -----------

Supplemental disclosures of cash flow information,
 approximate cash paid during the year for interest                   $       719    $    32,000
                                                                      ===========    ===========

Supplemental disclosures of noncash investing and
 financing activities:
   Assumption of liabilities by TAB (see Note 3)                      $        --    $ 2,311,000
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 4, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at December 31, 2001, the Company has cumulative losses of approximately $10.5 million and a working capital deficit of approximately $242,000. For the years ended December 31, 2001 and 2000, the Company had negative operating cash flows of approximately $168,000 and $2.0 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2001, the Company agreed to the terms of a letter of intent to acquire all outstanding and issued shares of Digital Vision Systems, Inc. ("DVS"), a manufacturer and distributor of video surveillance systems. Based on the terms of the September 25, 2001 letter of intent that revised the March 2001 letter of intent, DVS shareholders would own 92.5% of the Company's common stock and the Company's shareholders would own the remaining 7.5% of the common stock of the combined entity. Robert W. Schwartz, the Company's CEO, would receive 0.5% share to be allocated from the 7.5% interest received by the Company's shareholders. In calculating the foregoing percentages, it is assumed that ownership percentages are determined by reference to fully diluted shares of the Company's common stock, as if converted shares of the Company's common stock were outstanding for both the Company and DVS. Through the merger, DVS would become a wholly owned subsidiary of the Company.

The proposed combination is subject to various, significant conditions, including, but not limited to, negotiation and execution of definitive agreements, DVS' pre-merger commitment to fund an additional $2.5 million in operating capital, and approval of the merger by both Docucon and DVS shareholders. If the Company is unsuccessful in completing the planned combination with DVS, management's alternative plan includes a further search for a similar business combination or strategic alliance. The Company is currently not in discussions with any other entity, other than DVS. There is no assurance that this transaction, or management's alternative plan, will be realized.


2. Summary of significant accounting policies

Cash and Cash Equivalents

The Company maintains its cash with financial institutions in accounts that at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash. The Company also considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

                              DOCUCON, INCORPORATED

2. Summary of significant accounting policies (continued)

Property and Equipment Held for Disposal

Property and equipment held for use are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over 3 to 5 years. Property and equipment held for disposal is stated at the lower of cost or estimated net realizable value as determined by the Company.

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company evaluates impairments by using negative cash flows or other unfavorable conditions as indicators of impairment. Impairment losses are also recorded for long-lived assets that are expected to be disposed of, based on estimated fair value, less costs to sell.

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

Earnings (loss) per Common Share ("EPS") (continued)

As the Company had a net loss from continuing operations for the years ended December 31, 2001 and 2000, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive. The average market price per share of the Company's common stock for the years ended December 31, 2001 and 2000, was approximately $.11 and $.28, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions

                              DOCUCON, INCORPORATED

2. Summary of significant accounting policies (continued)

that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment applying a fair-value based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company will adopt both statements on January 1, 2002. The Company believes the adoption of this statement will have no material effect on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS 144 supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," and will take effect in fiscal 2003 for the Company. At that time, the Company will ensure existing policies are consistent with the provisions of SFAS 144. Management does not anticipate that the adoption of any other recent pronouncements will have a significant effect on earnings or the financial position of the Company.

3. Impairment of Long-Lived Assets

The Company entered into a custodial agreement on January 7, 2002 with Digital Vision Systems, Inc. (DVS), whereby DVS became the custodian of the Company's books and records as well as the manager the Company's daily operations, including the accounting functions and other financial matters of the Company. As a result of this custodial agreement, the assets of the Company were physically relocated to DVS' properties in November 2001. Once the assets were transferred to DVS, DVS performed an inventory on all of the items that they received.

There are no significant assets of the Company that are currently in use. As such, the Company has classified the assets as held for disposal and has valued the assets at their fair value, less costs to dispose. The Company's assessment takes into consideration that most of the Company's fixed assets have been held in storage since the TAB Sale and continue to be held in storage, certain equipment no longer works and other equipment has been previously disposed of before being transferred to DVS' offices. Therefore, the Company wrote-down approximately $24,000 related to the difference between net book value at December 31, 2001 and the estimated fair value of assets held for disposal, which is included in general and administrative costs on the statement of operations at December 31, 2001 as it relates primarily to software and office furniture and equipment.

                              DOCUCON, INCORPORATED

4. Discontinued operations and related contingency

In May 2000, the Company's shareholders approved the sale of substantially all of the Company's operating assets to TAB for cash of approximately $2.8 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a pre-tax gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation. The following table provides certain information related to the discontinued operations for the years ended December 31, 2001 and 2000:



                                               2001               2000
      Revenues                             $        --        $ 1,231,204
                                           -----------        -----------

      Costs and expenses
        Production                                  --          1,229,394
        All other                                   --          1,008,980
                                           -----------        -----------

                                                    --          2,238,374
                                           -----------        -----------

                                           $        --        $(1,007,170)
                                           ===========        ===========


In conjunction with entering into a nonbinding letter of intent in January 2000, and definitive asset purchase agreement dated March 7, 2000, by and among TAB and TAB's wholly-owned subsidiary, Bunt Acquisition Corp., on one hand, and the Company on the other hand ("TAB Asset Purchase Agreement"), TAB loaned the Company cash, evidenced by secured promissory notes in the amount of $1,075,000, to fund working capital deficits. This amount, plus accrued interest of approximately $23,000, was deducted from cash proceeds at closing. In addition, in accordance with the TAB Asset Purchase Agreement, promptly after closing, the Company paid from the cash proceeds substantially all liabilities not assumed by TAB, except for certain amounts due under employment agreements with certain Company officers, a retirement obligation due to a former officer of the Company and the notes payable discussed in Note 5. Prior to the closing of the TAB transaction, certain Company officers and a former Company officer agreed to reductions in the amounts due under employment agreements and a retirement agreement, respectively, among other terms. The two directors of the Company who had loaned the Company an aggregate of $325,000 agreed to waive the accrued interest due on the notes and to the cancellation of the related warrants (as described in Note 5), among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations after closing and the remaining one-third will be satisfied upon release of the escrow fund, described below, from available cash less a reasonable provision for any net costs necessary to wind-down and/or dispose of the Company.

Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund ("Escrow Fund") for the purposes of indemnifying TAB from certain "indemnifiable losses," as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund, which is classified as restricted cash in the accompanying December 31, 2001 balance sheet, was scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims were to be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been

                              DOCUCON, INCORPORATED

4. Discontinued operations and related contingency (continued)

completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to
Section 6 of the Escrow Agreement, based upon certain claims asserted by the Department of Labor ("DOL") against TAB relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. The DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of the DOL's claims. TAB consented to the Company's participation. The Company and TAB agreed to a 90-day good-faith negotiation period through March 7, 2001 (extended to April 30, 2001). Under the TAB Asset Purchase Agreement, all claims by TAB are limited to the amount of the Escrow Fund except as to claims asserted on the basis of fraud, willful misconduct or the failure of the Company to perform post-closing obligations.

The Company effectively resolved this matter on December 3, 2001. Under the terms of the Settlement Agreement with TAB ("TAB Settlement Agreement"), the amount held in the Escrow Fund was released in January 2002 to the extent of $250,000.00 plus accumulated interest, with TAB receiving $192,571.86, $10,000.00 remaining in escrow and the Company receiving the remainder or $65,387.39. The amounts released to TAB included approximately $147,000 owed to TAB for cash received on TAB's behalf, as well as approximately $46,000 in reimbursements for legal and other fees incurred by TAB and recorded in the fourth quarter of 2001, based on the terms of the settlement. The amount of $10,000 is to remain in the Escrow Fund until June 30, 2002 or may be released earlier, if the parties mutually agree.

5. Notes payable

In September 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the "Notes"), issued in conjunction with these loans, carried a 12 percent annual interest rate. Principal and interest on the Notes was payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based financing (the "Financing"), as defined. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. The warrants were exercisable for a period of five years, however, upon consummation of the TAB transaction, the two directors agreed to cancel the warrants and waive accrued interest, among other terms. The warrants were valued at an estimated fair market value of $85,312 and were recorded as an original issue discount on the Notes. The original issue discount on the Notes was charged to interest expense. In accordance with these revised agreements, the Company paid two-thirds of the obligations promptly after closing and the remaining one third was to be negotiated upon release of the Escrow Fund. The Escrow Fund was settled in December 2001, and the Board of Directors approved settlements of the Notes for cash and stock in January 2002.

6. Other balance sheet items

At December 31, 2001, accrued expenses and other current liabilities consist of the following:



      Accrued salaries                                            $107,544
      Accrued professional fees                                     68,311
      Retirement benefit payable                                    37,834
      Capital Lease Obligation                                       5,525
      Costs incurred by TAB                                         13,273
      Other                                                         13,814
                                                                  --------

                                                                  $246,301
                                                                  ========


                              DOCUCON, INCORPORATED

7. Leases

In August 1999, the Company entered into a capital lease agreement with an equipment leasing company. Under the terms of the agreement, the Company leased servers with related accessories totaling $26,197. The Company is required to make monthly payments of approximately $810 from August 1999 through July 2002. Future minimum commitments at December 31, 2001 include $5,653 to be paid in 2002. This amount includes $128 in interest, thereby resulting in $5,525 as the present value of the minimum payments.

The Company leased office space under a noncancelable operating lease that expired in 2001. Rental expense was approximately $34,000 and $497,000 for the years ended December 31, 2001 and 2000, respectively.

8. Preferred stock and common stock

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock and earns cash dividends of 11 percent per year. Each share of preferred stock is entitled to vote the equivalent of 8,333 common shares and has a liquidation preference of $25,000 per share. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. The Company cannot make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of December 31, 2001, cumulative undeclared dividends on the preferred stock approximated $217,250. As the cumulative dividends are undeclared, they have not been recorded as a reduction of the Company's equity. On January 24, 2002, the Board of Directors authorized the Company to offer and to issue 20,000 of the Company's Common Stock, in full satisfaction of each share of Series A Preferred Stock outstanding.

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

9. Stock options

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

9. Stock options (continued)

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

9. Stock options (continued)

A summary of activity in the Company's stock option plans is set forth below:



                                             Weighted
                                              Average
                                             Exercise          Exercise Price
                                               Price    --------------------------
                                   Shares    Per Share    Per Share       Total
                                  ---------  ---------  -------------  -----------
Outstanding, January 1, 2000      1,298,348  $    1.36  $ .75 - $5.52  $ 1,764,754

2000 Granted                             --                                     --

2000 Terminated                          --                                     --
                                  ---------                            -----------

Outstanding, December 31, 2000    1,298,348       1.36     .75 - 5.52  $ 1,764,754

2001 Granted                             --                                     --

2001 Terminated                   1,298,348       1.36     .75 - 5.52  $ 1,764,754
                                  ---------                            -----------

Outstanding, December 31, 2001           --                                     --
                                  =========                             ==========


All stock option plans of the Company have expired or were terminated by January 1, 2001, and all outstanding warrants have been canceled, terminated or have expired as of December 31, 2001.

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

9. Stock options (continued)

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) applicable to common stockholders and basic and diluted earnings (loss) per share would have been changed to the following pro forma amounts:



                                                                 2001            2000
                                                            -------------   -------------
      Net income (loss) applicable to common stockholders
        As reported                                         $          --   $   2,057,329
        Pro forma                                           $          --   $   1,197,609

      Basic and diluted earnings (loss) per common share
        As reported                                         $          --   $        0.57
        Pro forma                                           $          --   $        0.33


As all options were canceled or terminated January 1, 2001, no pro forma information has been shown.

10. Income taxes

For the years ended December 31, 2001 and 2000, income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income (loss) for the following reasons:



                                                           2001          2000
                                                        ----------    ---------
     Expected federal income tax (benefit)              $ (144,000)   $ 699,000
     Change in valuation allowance                         144,000
     Effect of temporary differences (primarily                 --     (699,000)
     accruals and reserves in the light of TAB          ----------    ---------
     transaction) and other
                                                        $       --    $      --
                                                        ==========    =========


     The sources of the difference between the financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:



                                                             2001
                                                         -----------
     Deferred Tax Assets:
         Net Operating Loss                              $ 4,158,211
         Valuation Allowance                              (4,145,165)
                                                         -----------

     Net Deferred Tax Assets                             $    13,046

     Deferred Tax Liabilities:
         Depreciation                                    $    13,046
                                                         -----------

     Net Deferred Tax Liabilities                        $        --
                                                         ===========


                              DOCUCON, INCORPORATED

10. Income taxes (continued)

At December 31, 2001, the Company had, subject to the limitations discussed below, net operating loss carryforwards for tax purposes of approximately $12,192,000. These loss carryforwards are available to reduce future taxable income and will expire 2005 through 2021 if not utilized.

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $4,145,165 for deferred tax assets at December 31, 2001.

11. Other Contingency

On February 2, 1999, the Company contacted the Department of Defense's ("DOD") Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Voluntary Disclosure Program is intended to encourage government contractors to voluntarily disclose potential violations of government contracting policies and procedures. In general, companies who volunteer information and cooperate with the government's investigation are not subject to criminal and administrative sanctions such as suspension and debarment from government contracting activities. Admission into the Voluntary Disclosure Program does not protect companies from any potential civil liability the government may assert. The Company's request for admission into the Voluntary Disclosure Program was the result of an internal review by the Company that indicated a billing practice, with respect to certain invoices submitted during the period from September 1996 through July 1997, which might be perceived by the government as a technical violation of DOD billing procedures. The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was orally advised that the Government's investigation of the Company's voluntary disclosure is complete and that criminal prosecution has been declined. Since February 2000, the Company has received no further inquiry or claim from DOD relating to this or any other matter. While the Company remains potentially liable for civil damages, it does not believe that it is probable that material civil damages, if any, will ultimately be assessed.

12. Weighted average common shares outstanding

For the years ended December 31, 2001 and 2000, weighted average common shares outstanding applicable to earnings (loss) per common share is 3,658,767 and 3,598,767 respectively.

Unexercised stock options to purchase approximately 1.3 million shares of the Company's common stock and warrants to purchase 243,750 shares of the Company's common stock as of December 31, 2000 were not included in the computation of diluted earnings (loss) per common share because the exercise prices were greater than the average market prices of the Company's common stock during 2000. For the year ended December 31, 2001, there were no stock options or warrants outstanding.

Common shares of 58,331 issuable upon the potential conversion of convertible preferred stock as of December 31, 2001 and 2000 were not included in the computation of diluted earnings (loss) per common share because they are anti-dilutive.