Form 10QSB
period 2002-03-31
DOCUCON INCORPORATED
filed 2002-05-15
CIK 843006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
                 /X/ Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended MARCH 31, 2002

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

                                  329 E. Ramsey
                              San Antonio, TX 78216
                              (Address of principal
                               executive offices)


                                 (210) 342 1190
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No /  /

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2002 3,658,767

                              DOCUCON, INCORPORATED


                                      INDEX

                                                                      PAGE
      PART I.      FINANCIAL INFORMATION (UNAUDITED)

      Item 1:      Condensed Balance Sheets - March 31, 2002 and
                   December 31, 2001                                     1

                   Condensed Statements of Operations - For the
                   Three Months Ended March 31, 2002 and 2001            2

                   Condensed Statements of Cash Flows -
                   For the Three Months Ended
                   March 31, 2002 and 2001                               3

                   Notes to Condensed Financial
                   Statements                                          4-8

       Item 2:     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                         9-11

      PART II.     OTHER INFORMATION                                 11-12


      SIGNATURES                                                        13

                             DOCUCON, INCORPORATED

                            CONDENSED BALANCE SHEETS

                                  (Unaudited)


                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2002              2001
                                                                                   ------------      ------------
                  ASSETS

Current assets
   Cash and cash equivalents                                                       $     12,258      $     65,545
   Accounts receivable - DVS                                                             42,729                --
   Other current assets                                                                   4,251             3,712
   Restricted cash                                                                       10,235           267,500
                                                                                   ------------      ------------

              TOTAL CURRENT ASSETS                                                       69,473           336,757

PROPERTY AND EQUIPMENT HELD FOR DISPOSAL                                                 10,266            10,266

OTHER ASSETS                                                                                861             1,760
                                                                                   ------------      ------------

                                                                                   $     80,600      $    348,783
                                                                                   ============      ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                                $     39,088      $    224,612
   Accrued expenses and other current liabilities                                        79,518           246,301
   Notes payable - Related party                                                        108,334           108,334
                                                                                   ------------      ------------

              TOTAL CURRENT LIABILITIES                                                 226,940           579,247
                                                                                   ------------      ------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $1.00 par value, 10,000,000 shares authorized-
      Series A, 60 shares authorized, 7 shares issued and outstanding,
      liquidation preference of $175,000                                                      7                 7
   Common stock $.01 par value, 25,000,000 shares authorized, 3,658,767
      shares outstanding                                                                 36,588            36,588
   Additional paid-in capital                                                        10,231,240        10,231,240
   Accumulated deficit                                                              (10,409,939)      (10,494,063)
   Treasury stock, at cost, 4,495 shares                                                 (4,236)           (4,236)
                                                                                   ------------      ------------

              TOTAL STOCKHOLDERS' DEFICIT                                              (146,340)         (230,464)
                                                                                   ------------      ------------

                                                                                   $     80,600      $    348,783
                                                                                   ============      ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                              DOCUCON INCOPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001

                                  (UNAUDITED)

                                                           2002           2001
                                                       -----------    -----------
REVENUES                                               $        --    $        --
                                                       -----------    -----------

COSTS AND EXPENSES
  General and administrative                               (63,085)        77,287
  Depreciation and amortization                                 --          2,250
                                                       -----------    -----------

TOTAL COSTS AND EXPENSES                                   (63,085)        79,537

OTHER INCOME (EXPENSE), NET                                 21,039         (2,228)
                                                       -----------    -----------

NET INCOME (LOSS)                                           84,124        (77,309)
                                                       -----------    -----------


PREFERRED STOCK DIVIDEND REQUIREMENT                        (4,813)        (4,813)
                                                       -----------    -----------


NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS    $    79,311    $   (82,122)
                                                       ===========    ===========


BASIC INCOME (LOSS) PER COMMON SHARE                   $      0.02   $      (0.02)
                                                       ===========    ===========


DILUTED INCOME (LOSS) PER COMMON SHARE                 $      0.02   $      (0.02)
                                                       ===========    ===========



WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     3,658,767      3,658,767
                                                       ===========    ===========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                             DOCUCON, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                          Three months ended March 31,
                                 2002 and 2001
                                  (Unaudited)


                                                                             2002          2001
                                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $    84,124       (77,309)
                                                                         -----------   -----------

  Adjustments to reconcile income (loss) to net cash provided by operating activities
        Depreciation and amortization                                             --         2,250
           Increase (decrease) in cash attributable to changes in
             operating assets and liabilities
               Accounts receivable - DVS                                     (42,729)           --
               Other current assets                                             (539)      (14,866)
               Restricted cash                                               257,265        (3,340)
               Other assets                                                      899            --
               Accounts payable                                             (185,524)       15,339
               Accrued expenses, other current liabilities                  (164,442)       17,925
                                                                         -----------   -----------

Net cash used in operating activities                                        (50,946)      (60,001)
                                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                   --           550
                                                                         -----------   -----------

   Net cash provided by investing activities                                      --           550
                                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligations                         (2,341)       (2,753)
                                                                         -----------   -----------

   Net cash used in financing activities                                      (2,341)       (2,753)
                                                                         -----------   -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (53,287)     (62,204)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                65,545       238,370
                                                                         -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    12,258   $   176,166
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 3, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at March 31, 2002, the Company has cumulative losses of approximately $10.4 million and a working capital deficit of approximately $157,000. For the three months ended March 31, 2002, and the year ended December 31, 2001, the Company had negative operating cash flows of approximately $51,000 and $168,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2001, the Company agreed to the terms of a letter of intent to acquire all outstanding and issued shares of Digital Vision Systems, Inc. ("DVS"), a manufacturer and distributor of video surveillance systems. Based on the terms of the September 25, 2001 letter of intent that revised the March 2001 letter of intent, DVS shareholders would own 92.5% of the Company's common stock and the Company's shareholders would own the remaining 7.5% of the common stock of the combined entity. Robert W. Schwartz, the Company's CEO, would receive 0.5% share to be allocated from the 7.5% interest received by the Company's shareholders. In calculating the foregoing percentages, it is assumed that ownership percentages are determined by reference to fully diluted shares of the Company's common stock, as if converted shares of the Company's common stock were outstanding for both the Company and DVS. Through the merger, DVS would become a wholly owned subsidiary of the Company. As part of the letter of intent, DVS is responsible for certain merger related expenses. At March 31, 2002, the Company paid approximately $42,700 of these expenses.

On February 14, 2002, the Company filed a preliminary proxy statement outlining the proposed merger between Docucon and DVS. There are five proposals within the preliminary proxy. Those proposals include: 1) the approval of the Agreement and Plan of Merger, as amended, by and among the Company, DocuconMerger, L.P., a wholly owned subsidiary of the Company, and DVS; 2) authorize the Board of Directors to effectuate a reverse split of one (1) share of common stock for fifteen (15) shares of the Company's issued and outstanding common stock, to facilitate the merger with DVS; 3) amend the Company's Articles of Incorporation to change the Company's name to "DVS Holdings, Inc."; 4) elect five new directors to a seven-person Board of Directors (two of the current directors will continue in office, and five new directors will be added by DVS); and 5) approve and adopt the 2002 Non- Qualified Stock Option Plan.

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

                             DOCUCON, INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


2.    UNAUDITED STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited statements

The accompanying condensed financial statements of Docucon, Incorporated as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

Earnings (loss) per Common Share ("EPS")

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the quarter. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Diluted EPS for the three months ended March 31, 2002 includes potentially dilutive common stock equivalents such as the rights the preferred shareholders to convert the seven shares of preferred stock outstanding into 58,331 shares of common stock. Diluted earnings per share are based on 3,717,098 shares of the Company's common stock, consisting of outstanding common stock of 3,658,767 shares, plus 58,331 potentially dilutive common stock equivalents relating to the conversion rights of the outstanding preferred shareholders.

As the Company had a net loss from continuing operations for the three months ended March 31, 2001, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment applying a fair-value based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company adopted both statements on January 1, 2002. The Company believes the adoption of this statement has no material effect on the Company's financial position or results of operations.

                                 DOCUCON, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


2.   UNAUDITED STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

New Accounting Pronouncements (continued)

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

                                 DOCUCON, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


3.  DISCONTINUED OPERATIONS AND RELATED CONTINGENCY (CONTINUED)

The Company effectively resolved this matter on December 3, 2001. Under the terms of the Settlement Agreement with TAB ("TAB Settlement Agreement"), the amount held in the Escrow Fund was released on January 22, 2002 to the extent of $250,000.00 plus accumulated interest, with TAB receiving $192,571.86, $10,000.00 remaining in escrow and the Company receiving the remainder or $65,387.39. The amounts released to TAB included approximately $147,000 owed to TAB for cash received on TAB's behalf, as well as approximately $46,000 in reimbursements for legal and other fees incurred by TAB and recorded in the fourth quarter of 2001, based on the terms of the settlement. The amount of $10,000 is to remain in the Escrow Fund until June 30, 2002 or may be released earlier, if the parties mutually agree.

4.  NOTES PAYABLE

In September 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the "Notes"), issued in conjunction with these loans, carried a 12 percent annual interest rate. Principal and interest on the Notes was payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based financing (the "Financing"), as defined. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. The warrants were exercisable for a period of five years, however, upon consummation of the TAB transaction, the two directors agreed to cancel the warrants and waive accrued interest, among other terms. The warrants were valued at an estimated fair market value of $85,312 and were recorded as an original issue discount on the Notes. The original issue discount on the Notes was charged to interest expense. In accordance with these revised agreements, the Company paid two-thirds of the obligations promptly after closing and the remaining one third was to be negotiated upon release of the Escrow Fund. The Escrow Fund was settled in December 2001, and the Board of Directors approved settlements of the Notes for cash and stock in January 2002. It is anticipated that the Notes will be formally settled sometime in the second quarter of 2002.

5.  EMPLOYMENT AGREEMENTS

On March 31, 2000, and in conjunction with the TAB Sale, the Company entered into Employment Agreement Settlement Agreements with Messrs. Douglas P. Gill, President and Chief Executive Officer; Paul M. Nunley, Vice President, Operations and Technology; Warren D. Barratt, Chief Financial Officer; and, Mark
G. Hardin, Controller of Company. Under the terms of these settlement agreements, the Company agreed to pay a total amount of $308,830.19. This amount included $196,500, which represented thirty percent (30%) of the amounts these officers would be entitled to receive as severance under their respective employment contracts with the Company. In addition, these officers were to be paid an aggregate of $112,330.19 for accrued, but unpaid wages and accrued vacation earned or to be earned through April 30, 2000. Two-thirds of the total payments, or $205,886.79, was paid at closing of the TAB Sale.

The balance of the employment agreements was to be paid at the termination of the Escrow Agreement, from available cash of the Company less any reasonable provision for additional net costs to wind- down and/or dispose of the Company. Since there was no available cash at the termination of the Escrow Agreement in order to make any additional payments, the Company has no further obligation to the named, former executive officers. In January 2002, accrued salaries relating to these employment agreements, in the amount of approximately $103,000, was written down due to there being no further obligation by the Company.

                                 DOCUCON, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

6.  PREFERRED STOCK AND COMMON STOCK

Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock, earns cash dividends of 11 percent per year and is entitled to vote the equivalent of 8,333 common shares. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. The Company cannot make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of March 31, 2002 and December 31, 2001, cumulative undeclared dividends on the preferred stock approximated $222,063 and $217,250, respectively. As the cumulative dividends are undeclared, they have not been recorded as a reduction of the Company's equity. On January 24, 2002, the Board of Directors authorized the Company to offer and to issue 20,000 of the Company's Common Stock, in full satisfaction of each share of Series A Preferred Stock outstanding. It is anticipated that the preferred stock will be converted to shares of the Company's common stock sometime in the second quarter of 2002. Common stock is subordinate to preferred stock in the event of liquidation. The Company has never paid cash dividends on its common stock.

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

         The Company reported net income applicable to common stockholders of approximately $79,000 in the three months ended March 31, 2002. The gain is mainly attributable to the write down of accrued salaries, as more fully described in Note 5, in the approximate amount of $103,000, as well as the write down of other accrued expenses and the recovery of previously expensed items in the approximate amount of $21,000. The Company reported a net loss applicable to common stockholders of approximately $82,000 in the three months ended March 31, 2001. Since the Company sold substantially all of its operating assets to TAB, the Company has operated as a "shell" company and during the three months ended March 31, 2002, has incurred nominal ongoing general and administrative expenses of approximately $40,000, consisting primarily of professional fees of approximately $19,000, D&O insurance of approximately $6,000 and other items aggregating approximately $15,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary remaining assets at March 31, 2002 are cash of approximately $12,000, an escrow account, including interest, in the amount of approximately $10,000, a receivable for approximately $43,000 and office equipment with a net book value of approximately $10,000.

         Remaining liabilities include accounts payable, accrued expenses and other current liabilities of approximately $119,000 and the related-party notes balance of approximately $108,000. The remaining assets will be used to pay the remaining liabilities and fund efforts to realize value, if any, from the remaining assets of the Company.

         On September 29, 1999, two directors of the Company lent the Company a total of $325,000. The promissory notes (the "Notes") issued in conjunction with these loans carried a 12 percent annual interest rate. Principal and interest on the Notes were payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based financing (the "Financing"), as defined therein. In conjunction with the Notes, the two directors were issued a total of 243,750 warrants to purchase common stock of the Company. Upon consummation of the TAB Sale, the two directors agreed to waive the accrued interest due on the Notes and to cancel the related warrants, among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations promptly after closing of the TAB Sale, with the remaining one-third to be negotiated upon release of the Escrow Fund. The Escrow Fund was settled in December 2001, and in January 2002 the Board of Directors approved settlements of the Notes for cash and stock. It is anticipated that the Notes will be formally settled sometime in the second quarter of 2002.

         The Company expects to be able to settle some liabilities for amounts that are less than recorded values. The Board of Directors approved settlements of the related-party notes of approximately $108,000, as well as a business consultant agreement of approximately $38,000, for cash and stock in January 2002. Payables of approximately $103,000 to former executives of the Company are to be settled at the time the Escrow Agreement is terminated, from available cash of the Company, less any reasonable provision for additional net costs to wind down and/or dispose of the Company, under agreements reached with those parties in 2000. Since there was no available cash at the time the Escrow Agreement was terminated in order to make any additional payments, the Company has no further obligation relating to the these employment agreements. In January 2002, accrued salaries relating to the employment agreements were written down due to there being no further obligation by the Company. Negotiations are currently in process to settle other remaining liabilities for less than the recorded amounts.

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

         On February 14, 2002, the Company filed a preliminary proxy statement outlining the proposed merger between Docucon and DVS. There are five proposed proposals within the proxy in which the shareholders will have an opportunity to vote. Those proposals include the approval of the Agreement and Plan of Merger, as amended, by and among the Company, DocuconMerger, L.P., a wholly owned subsidiary of the Company, and DVS; authorize the Board of Directors to effectuate a reverse split of one (1) share of common stock for fifteen (15) shares of the Company's issued and outstanding common stock, to facilitate the merger with DVS; amend the Company's Articles of Incorporation to change the Company's name to "DVS Holdings, Inc."; elect five new directors to a seven-person Board of Directors (two of the current directors will continue in office, and five new directors will be added by DVS); and approve and adopt the 2002 Non-Qualified Stock Option Plan.

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

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         1. On February 14, 2002, the Company filed a preliminary proxy statement relating to a proposed reverse merger with Digital Vision Systems, Inc. ("DVS"), of San Antonio Texas. The Company intends to file a final proxy statement on or about May 15, 2002, after updating all relevant financial data to conform to applicable disclosure requirements. In the final proxy statement, Docucon will seek shareholder approval of the proposed merger with DVS, at a shareholder meeting currently scheduled for June 18, 2002.

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


Dated:  May 15, 2002