Form 10QSB
period 2002-06-30
DOCUCON INCORPORATED
filed 2002-08-15
CIK 843006

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the Transition Period From                              to

Commission File Number 1-10185

DOCUCON, INCORPORATED
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2418590 (IRS Employer Identification No.)

329 E. Ramsey
San Antonio, TX 78216
(Address of principal
executive offices)

(210) 342-1190
(Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2002 3,658,767

DOCUCON, INCORPORATED

DOCUCON, INCORPORATED

CONDENSED BALANCE SHEETS

(Unaudited)

	JUNE 30, 2002	DECEMBER 31, 2001
ASSETS
CURRENT ASSETS
Cash	$260	$65,545
Accounts receivable—DVS	31,355	—
Other current assets	1,588	3,712
Restricted cash	10,271	267,500

TOTAL CURRENT ASSETS	43,474	336,757
PROPERTY AND EQUIPMENT HELD FOR DISPOSAL	10,266	10,266
OTHER ASSETS	861	1,760

	$54,601	$348,783

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$35,649	$224,612
Accrued expenses and other current liabilities	46,596	246,301
Related party notes payable	108,334	108,334

TOTAL CURRENT LIABILITIES	190,579	579,247
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 10,000,000 shares authorized—Series A, 60 shares authorized, 7 shares issued and outstanding, liquidation preference of $175,000	7	7
Common stock $.01 par value, 25,000,000 shares authorized, 3,658,767 shares issued	36,588	36,588
Additional paid-in capital	10,231,240	10,231,240
Accumulated deficit	(10,399,577)	(10,494,063)
Treasury stock, at cost, 4,495 shares	(4,236)	(4,236)

TOTAL STOCKHOLDERS' EQUITY	(135,978)	(230,464)

	$54,601	$348,783

The accompanying notes are an integral part of these condensed financial statements

DOCUCON, INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2002	2001	2002	2001
Revenues	$—	$—	$—	$—

COSTS AND EXPENSES
General and administrative	(73,413)	176,915	(10,328)	99,629
Depreciation and amortization	—	4,500	—	2,250

TOTAL COSTS AND EXPENSES	(73,413)	181,415	(10,328)	101,879
OTHER INCOME (LOSS), NET	21,073	3,833	34	1,606

NET INCOME (LOSS)	94,486	(177,582)	10,362	(100,273)

PREFERRED STOCK DIVIDEND REQUIREMENT	(9,625)	(9,625)	(4,813)	(4,813)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$84,861	$(187,207)	$5,549	$(105,086)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.05)	$0.01	$(0.03)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.05)	$0.01	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,658,767	3,658,767	3,658,767	3,658,767

The accompanying notes are an integral part of these condensed financial statements.

DOCUCON, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$94,486	$(177,582)

Adjustments to reconcile loss to net cash used in operating activities
Depreciation and amortization		4,500
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable—DVS	(31,355)
Other current assets	2,124	(13,430)
Restricted cash	257,229
Other assets	899
Accounts payable	(188,963)	45,376
Accrued expenses and other current liabilities	(194,983)	(903)

Net cash used in operating activities	(60,563)	(142,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	550

Net cash provided by investing activities	—	550

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations	(4,722)	(4,422)

Net cash used in financing activities	(4,722)	(4,422)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVELENTS	(65,285)	(145,911)
CASH AND CASH EQUIVELENTS, BEGINNING OF PERIOD	65,545	238,370

CASH AND CASH EQUIVELENTS, END OF PERIOD	$260	$92,459

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$1,885

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

        The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 3, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Further, at June 30, 2002, the Company has cumulative losses of approximately $10.4 million and a working capital deficit of approximately $147,000. For the six months ended June 30, 2002, and the year ended December 31, 2001, the Company had negative operating cash flows of approximately $61,000 and $168,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        In March 2001, the Company agreed to the terms of a letter of intent to acquire all outstanding and issued shares of Digital Vision Systems, Inc. ("DVS"), a manufacturer and distributor of video surveillance systems. Based on the terms of the September 25, 2001 letter of intent that revised the March 2001 letter of intent, DVS shareholders would own 92.5% of the Company's common stock and the Company's shareholders would own the remaining 7.5% of the common stock of the combined entity. Robert W. Schwartz, the Company's CEO, would receive 0.5% share to be allocated from the 7.5% interest received by the Company's shareholders. In calculating the foregoing percentages, it is assumed that ownership percentages are determined by reference to fully diluted shares of the Company's common stock, as if converted shares of the Company's common stock were outstanding for both the Company and DVS. Through the merger, DVS would become a wholly owned subsidiary of the Company. As part of the letter of intent, DVS is responsible for certain merger related expenses. At June 30, 2002, the Company has paid approximately $31,000 of these expenses.

        On February 14, 2002, the Company filed a preliminary proxy statement outlining the proposed merger between Docucon and DVS. There were five proposals within the preliminary proxy. Those proposals included: 1) the approval of the Agreement and Plan of Merger, as amended, by and among the Company, DocuconMerger, L.P., a wholly owned subsidiary of the Company, and DVS; 2) authorize the Board of Directors to effectuate a reverse split of one (1) share of common stock for fifteen (15) shares of the Company's issued and outstanding common stock, to facilitate the merger with DVS; 3) amend the Company's Articles of Incorporation to change the Company's name to "DVS Holdings, Inc."; 4) elect five new directors to a seven-person Board of Directors (two of the current directors will continue in office, and five new directors will be added by DVS); and 5) approve and adopt the 2002 Non-Qualified Stock Option Plan.

        On May 15, 2002, and amended on May 16, 2002, the Company filed its definitive proxy statement relating to the proposed merger between Docucon and DVS. A special meeting of the shareholders ("Special Meeting") of the Company was set for June 18, 2002 and those shareholders of record at the close of business on May 7, 2002 were entitled to notice of, and to vote on the previously described proposals at the Special Meeting or any adjournment thereof.

        On June 18, 2002, the Company held its Special Meeting and all five aforementioned proposals were approved by the shareholders. It is anticipated that the merger will occur in early part of the third quarter of 2002.

        The proposed combination is subject to various, significant conditions, including, but not limited to, negotiation and execution of definitive agreements, DVS' pre-merger commitment to fund an additional $2.5 million in operating capital and approval of the merger by both Docucon and DVS shareholders. If the Company is unsuccessful in completing the planned combination with DVS, management's alternative plan includes a further search for a similar business combination or strategic alliance. The Company is currently not in discussions with any other entity, other than DVS. There is no assurance that this transaction, or management's alternative plan, will be realized.

2. UNAUDITED STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited statements

        The accompanying condensed financial statements of Docucon, Incorporated as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

        These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

Earnings (loss) per Common Share ("EPS")

        The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic Earning Per Share ("EPS") excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the quarter. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

        Diluted EPS for the three and six months ended June 30, 2002 includes potentially dilutive common stock equivalents such as the rights the preferred shareholders to convert the seven shares of preferred stock outstanding into 58,331 shares of common stock. Diluted earnings per share are based on 3,717,098 shares of the Company's common stock, consisting of outstanding common stock of 3,658,767 shares, plus 58,331 potentially dilutive common stock equivalents relating to the conversion rights of the outstanding preferred shareholders.

        As the Company had a net loss from continuing operations for the three and six months ended June 30, 2001, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive.

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

        The Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS 144 supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," and will take effect in fiscal 2003 for the Company. At that time, the Company will ensure existing policies are consistent with the provisions of SFAS 144. Management does not anticipate that the adoption of any other recent pronouncements will have a significant effect on earnings or the financial position of the Company in the third quarter of 2002.

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

        Under the terms of the TAB Asset Purchase Agreement, TAB paid $250,000 of the purchase price into an Escrow Fund ("Escrow Fund") for the purposes of indemnifying TAB from certain "indemnifiable losses," as defined therein, including any failure of the Company to discharge any liability not assumed by TAB. The Escrow Fund, which is classified as restricted cash in the accompanying June 30, 2002 and December 31, 2001 balance sheet, was scheduled to be released in November 2000, net of any indemnification claims that have been agreed to by TAB and the Company and any unresolved claims. Unresolved claims were to be satisfied or the related Escrow Fund released after the claims resolution procedure detailed in the TAB Asset Purchase Agreement has been completed. On November 9, 2000, TAB asserted claims against the Escrow Fund pursuant to Article XII of the TAB Asset Purchase Agreement and pursuant to Section 6 of the Escrow Agreement, based upon certain claims asserted by the Department of Labor ("DOL") against TAB relating to government wage and benefit orders, and that certain employees may not have been paid in compliance with these orders. The DOL has not asserted these claims against the Company. On December 7, 2000, the Company objected to the entirety of all claims made by TAB against the Escrow Fund. Additionally, the Company notified TAB of its intention to participate in defense of the DOL's claims. TAB consented to the Company's participation. The Company and TAB agreed to a 90-day good-faith negotiation period through March 7, 2001 (extended to April 30, 2001). Under the TAB Asset Purchase Agreement, all claims by TAB are limited to the amount of the Escrow Fund except as to claims asserted on the basis of fraud, willful misconduct or the failure of the Company to perform post-closing obligations.

        The Company effectively resolved this matter on December 3, 2001. Under the terms of the Settlement Agreement with TAB ("TAB Settlement Agreement"), the amount held in the Escrow Fund was released on January 22, 2002 to the extent of $250,000.00 plus accumulated interest, with TAB receiving $192,571.86, $10,000.00 remaining in escrow and the Company receiving the remainder or $65,387.39. The amounts released to TAB included approximately $147,000 owed to TAB for cash received on TAB's behalf, as well as approximately $46,000 in reimbursements for legal and other fees incurred by TAB and recorded in the fourth quarter of 2001, based on the terms of the settlement. The amount of $10,000 was to remain in the Escrow Fund until June 30, 2002 or may be released earlier, if the parties mutually agree. The Company is currently in the process of closing the Escrow Fund and expects the escrowed funds, in the approximate amount of $10,300, to be released to the Company.

4. NOTES PAYABLE

        In September 1999, two directors of the Company loaned the Company an aggregate of $325,000. The promissory notes (the "Notes"), issued in conjunction with these loans, carried a 12 percent annual interest rate. Principal and interest on the Notes was payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based financing (the "Financing"), as defined. In conjunction with the Notes, the two directors were issued an aggregate of 243,750 warrants to purchase common stock of the Company. The warrants were exercisable for a period of five years, however, upon consummation of the TAB transaction, the two directors agreed to cancel the warrants and waive accrued interest, among other terms. The warrants were valued at an estimated fair market value of $85,312 and were recorded as an original issue discount on the Notes. The original issue discount on the Notes was charged to interest expense. In accordance with these revised agreements, the Company paid two-thirds of the obligations promptly after closing, and payment of the remaining balance of approximately $108,300 was to be negotiated upon release of the Escrow Fund.

        The Escrow Fund was settled in December 2001, and the Board of Directors approved settlements of the Notes for cash and stock in January 2002. An agreement to settle the Notes was executed in April 2002, and the exchange and conversion is expected to occur immediately preceding the merger between the Company and Digital Vision Systems, Inc. The agreement also includes the settlement of a Business Consultant Settlement Agreement with a former employee.

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

        The balance of the employment agreements was to be paid at the termination of the Escrow Agreement, from available cash of the Company less any reasonable provision for additional net costs to wind-down and/or dispose of the Company. Since there was no available cash at the termination of the Escrow Agreement in order to make any additional payments, the Company had no further obligation to the named, former executive officers. In January 2002, the accrued salaries relating to these employment agreements, in the amount of approximately $103,000, were written down due to there being no further obligation by the Company.

6. PREFERRED STOCK AND COMMON STOCK

        Each share of the Company's preferred stock ($25,000 stated value) is convertible into 8,333 shares of common stock, earns cash dividends of 11 percent per year and is entitled to vote the equivalent of 8,333 common shares. Under the terms of the Company's preferred stock, the Company cannot pay dividends on its common stock until all accumulated but unpaid dividends on such preferred stock have been paid. The Company cannot make distributions to common stockholders until cumulative undeclared dividends on the preferred stock are paid. As of June 30, 2002 and December 31, 2001, cumulative undeclared dividends on the preferred stock approximated $226,875 and $217,250, respectively. As the cumulative dividends are undeclared, they have not been recorded as a reduction of the Company's equity. On January 24, 2002, the Board of Directors authorized the Company to offer and to issue 20,000 of the Company's Common Stock, in full satisfaction of each share of Series A Preferred Stock outstanding. The Company is currently in discussions with certain preferred shareholders and the Company is seeking to convert these shares to common stock sometime in the third quarter of 2002. The Company can make no assurances that the conversion of some or all of the preferred stock to common stock will occur. Common stock is subordinate to preferred stock in the event of liquidation. The Company has never paid cash dividends on its common stock.

7. CONDENSED BALANCE SHEET ITEMS

        At June 30, 2002 and December 31, 2001, accrued expenses and other current liabilities consist of the following:

	2002		2001
Accrued salaries	$		$107,544
Accrued professional fees		5,500	68,311
Retirement benefits payable		37,834	37,834
Capital Lease Obligation		803	5,525
Costs incurred by TAB			13,273
Other		2,459	13,814

		$46,596	$246,301

8. OTHER CONTINGENCY

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

In February 2000, Company counsel was orally advised that the Government's investigation of the Company's voluntary disclosure is complete and that criminal prosecution has been declined. Since February 2000, the Company has received no further inquiry or claim from DOD relating to this or any other matter. The Company believes that potential liability associated with this matter is remote.

DOCUCON, INCORPORATED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        In May 2000, the Company sold substantially all of its operating assets to TAB Products Co. ("TAB") for cash of approximately $2.8 million and the assumption of approximately $2.3 million of operating liabilities, resulting in a gain of approximately $4.1 million. As a result, the operating activity related to the operating assets and liabilities has been accounted for as a discontinued operation. Consequently, the Company's ongoing activities are related to efforts to realize value, if any, from the remaining assets (which may include the Company's publicly traded "shell"), payment of remaining liabilities and a potential distribution to shareholders. Based upon the current financial condition of the Company, it is unlikely that any assets will be available for distribution to shareholders.

        The Company reported net income applicable to common stockholders of approximately $84,800 for the six months ended June 30, 2002. The Company reported a net loss applicable to common stockholders of approximately $187,200 for the six months ended June 30, 2001. The net income applicable to common stockholders for the six months ended June 30, 2002 is attributable to the write down of accrued salaries, as more fully described in Note 5, in the approximate amount of $103,000, the write down of other accrued expenses and the recovery of previously expensed items in the approximate amount of $26,000, as well as the favorable settlement of certain outstanding payables, saving the Company approximately $27,000. Since the Company sold substantially all of its operating assets to TAB, the Company has operated as a "shell" company and, during the six months ended June 30, 2002, has incurred nominal ongoing general and administrative expenses of approximately $62,000, consisting primarily of professional fees of approximately $24,000, D&O insurance of approximately $14,000 and other items aggregating approximately $24,000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary remaining assets at March 31, 2002 are cash of approximately $260, an escrow account, including interest, in the amount of approximately $10,300, accounts receivable of approximately $31,300 and property and equipment held for disposal of approximately $10,200.

        Remaining liabilities include accounts payable, accrued expenses and other current liabilities of approximately $82,000 and the related-party notes balance of approximately $108,000. The remaining assets will be used to pay the remaining liabilities and fund efforts to realize value, if any, from the remaining assets of the Company.

        On September 29, 1999, two directors of the Company lent the Company a total of $325,000. The promissory notes (the "Notes") issued in conjunction with these loans carried a 12 percent annual interest rate. Principal and interest on the Notes were payable on the earlier of (i) September 28, 2000, or (ii) within 10 days of an equity-based financing (the "Financing"), as defined therein. In conjunction with the Notes, the two directors were issued a total of 243,750 warrants to purchase common stock of the Company. Upon consummation of the TAB Sale, the two directors agreed to waive the accrued interest due on the Notes and to cancel the related warrants, among other terms. In accordance with these revised agreements, the Company paid two-thirds of the obligations promptly after closing of the TAB Sale, with payment of the remaining balance of approximately $108,300 to be negotiated upon release of the Escrow Fund. The Escrow Fund was settled in December 2001, and, in January 2002, the Board of Directors approved settlements of the Notes for cash and stock. An agreement to settle the Notes was executed in April 2002, and the exchange and conversion is expected to occur immediately preceding the merger between the Company and Digital Vision Systems, Inc. The agreement also includes the settlement of a Business Consultant Settlement Agreement with a former employee.

        The Company expects to be able to settle some liabilities for amounts that are less than recorded values. As stated earlier, the Board of Directors approved settlements of the related-party notes of approximately $108,000, as well as a business consultant agreement of approximately $38,000, for cash and stock in January 2002. Payables of approximately $103,000 to former executives of the Company were to be settled at the time the Escrow Agreement is terminated, from available cash of the Company, less any reasonable provision for additional net costs to wind down and/or dispose of the Company, under agreements reached with those parties in 2000. Since there was no available cash at the time the Escrow Agreement was terminated in order to make any additional payments, the Company had no further obligation relating to these employment agreements. In January 2002, accrued salaries relating to the employment agreements were written down due to there being no further obligation by the Company. Negotiations are currently in process to settle other remaining liabilities for less than the recorded amounts.

        On November 9, 2000, TAB asserted claims against the $250,000 Escrow Fund. The Company and TAB negotiated a resolution of the matter on December 3, 2001. Under the terms of such Agreement, the funds in the Escrow Fund were distributed to TAB and to the Company in January 2002. The Company received $65,387; TAB received $192,572; and, the residual $10,000 was to remain in the Escrow Fund until June 30, 2002, or such sum may be released earlier, if the parties mutually agree. The Company is currently in the process of closing the Escrow Fund and expects the escrowed funds, in the approximate amount of $10,300, to be released to the Company.

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

        The accompanying condensed financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. As previously discussed throughout, the Company sold substantially all of its operating assets and certain liabilities to TAB and effectively became a "shell" company with no revenues and continuing general and administrative expenses. Since its inception, the Company has incurred cumulative net losses of approximately $10.4 million. For the year ended December 31, 2001 and the six months ended June 30, 2002, the Company had negative cash flows from operating activities of approximately $168,000 and $61,000, respectively. In addition, as discussed above, the Company sold substantially all of its operating assets to TAB during the second quarter of 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

OUTLOOK

        On April 3, 2001, the Company announced that its Board of Directors had agreed to the terms of a letter of intent calling for the Company to acquire all of the outstanding and issued shares of Digital Vision Systems, Inc., a Nevada corporation ("DVS"). The proposed reverse merger (the "Merger") of DVS into the Company would result in DVS shareholders owning approximately 90.5% of the combined entity. Additionally, the Company's shareholders would receive warrants for an additional

2.0% of the combined entity, depending upon future performance of the combined entity's common stock, as measured by the market price of such common stock.

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

        On February 14, 2002, the Company filed a preliminary proxy statement outlining the proposed merger between Docucon and DVS. There were five proposed proposals within the proxy in which the shareholders would have an opportunity to vote. Those proposals included: 1) the approval of the Agreement and Plan of Merger, as amended, by and among the Company, DocuconMerger, L.P., a wholly owned subsidiary of the Company, and DVS; 2) authorize the Board of Directors to effectuate a reverse split of one (1) share of common stock for fifteen (15) shares of the Company's issued and outstanding common stock, to facilitate the merger with DVS; 3) amend the Company's Articles of Incorporation to change the Company's name to "DVS Holdings, Inc."; 4) elect five new directors to a seven-person Board of Directors (two of the current directors will continue in office, and five new directors will be added by DVS); and 5) approve and adopt the 2002 Non-Qualified Stock Option Plan.

        On May 15, 2002, and amended on May 16, 2002, the Company filed a definitive proxy statement relating to the proposed merger between Docucon and DVS. A special meeting of the shareholders ("Special Meeting") of the Company was set for June 18, 2002 and those shareholders of record at the close of business on May 7, 2002 were entitled to notice of, and to vote on the previously described proposals at the Special Meeting or any adjournment thereof.

        On June 18, 2002, the Company held its Special Meeting and all five aforementioned proposals were approved by the shareholders. It is anticipated that the merger will occur in early part of the third quarter of 2002.

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

PART II—OTHER INFORMATION

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

        The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and commenced its investigation of the Company's voluntary disclosure in the second half of that year. In February 2000, Company counsel was advised informally that the Government's investigation of the Company's voluntary disclosure was complete and that criminal prosecution had been declined. Since February 2000, the Company has received no other notice of any further claims relating to this matter. The Company believes that potential liability associated with this matter is remote.

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

        The Company reached a settlement regarding this matter on December 3, 2001. Under the terms of a settlement between TAB and the Company, the amount held in the Escrow Fund was released in January 2002 to the extent of $250,000.00 plus accumulated interest, with TAB receiving $192,571.86, $10,000.00 remaining in escrow and the Company receiving the remainder or $65,387.39. The amounts released to TAB included approximately $147,000 owed to TAB for cash received on TAB's behalf, as well as approximately $46,000 in reimbursements for legal and other fees incurred by TAB and recorded in the fourth quarter of 2001, based on the terms of the settlement. The amount of $10,000 was to remain in the Escrow Fund until June 30, 2002 or may be released earlier, if the parties mutually agree. The Company is currently in the process of closing the Escrow Fund and expects the escrowed funds, in the approximate amount of $10,300, to be released to the Company.

        Except as noted above, no actions are currently pending against the Company. The Company maintains insurance coverage, which it believes to be adequate and typical in the industry.

Item 2. Changes in Securities—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—

        On May 15, 2002, and amended on May 16, 2002, the Company filed a definitive proxy statement outlining the proposed merger between Docucon and DVS. A special meeting of the shareholders ("Special Meeting") of the Company was set for June 18, 2002 and those shareholders of record at the close of business on May 7, 2002 were entitled to notice of, and to vote on the merger and merger related items at the Special Meeting or any adjournment thereof.

Item 5. Other Matters—None

Item 6. Exhibits and Reports on Form 8-K—None

        Exhibit 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUCON, INCORPORATED
(Registrant)

By /s/ ROBERT W. SCHWARTZ
Robert W. Schwartz,
President and Chief
Executive Officer

Dated: August 14, 2002