Form 10KSB
period 2002-12-31
DOCUCON INC
filed 2007-11-06
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

DOCUCON, INCORPORATED
(Exact name of registrant as specified in charter)

Delaware	1-10185	74-2418590
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8 Airport Park Boulevard Latham, New York 12110
(Address of principal executive offices)

(518) 786-7733
(Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year, i.e., its fiscal year ended December 31, 2002, were --$0--.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2002
Common Stock, Par Value $0.01Per Share	243,918 Shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

DOCUCON, INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-KSB

CAUTIONARY NOTE REGARDING LATE FILING OF THIS REPORT

3

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

3

PART I

4

Item 1. Description of Business.

4

Item 2. Description of Property

6

Item 3. Legal Proceedings

6

Item 4. Submission of Matters to a Vote of Security Holders

7

PART II

8

Item 5. Market for Common Equity and Related Stockholder Matters

8

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 7. Financial Statements.

10

Balance Sheet as of December 31, 2002

11

Statements of Operations for the Years Ended December 31, 2002 & 2001,
and from January 1, 2001 to December 31, 2002

12

Statement of Stockholders’ Deficit from January 1, 2001 to December 31, 2002

13

Statements of Cash Flows for the Years Ended December 31, 2002 & 2001,
and from January 1, 2001 to December 31, 2002

14

Notes to Financial Statements

15

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

20

Item 8A. Controls and Procedures.

21

Item 8B. Other Information.

21

PART III

21

Item 9. Directors, Executive Officers, Promoters and Control Persons

22

Item 10. Executive Compensation

24

Item 11. Security Ownership of Certain Beneficial Owners and Management

27

Item 12. Certain Relationships and Related Transactions

28

Item 13. Exhibits.

29

Item 14. Principal Accountant Fees and Services.

29

SIGNATURES

30

CAUTIONARY NOTE REGARDING LATE FILING OF THIS REPORT

This report is being filed substantially later than the date it was due to be filed as required by law. The due date of the filing of this report as required by law was March 31, 2003. Unless otherwise specifically identified, this comprehensive report herein contains information for the Company’s fiscal year ended December 31, 2002; therefore, the information contained in this report should be read with extreme caution. We anticipate that the Company’s subsequent annual reports on Form 10-KSB for the periods ended December 31, 2003, December 31, 2004 and comprehensive annual reports for the periods ended December 31, 2005 and 2006 will be filed with the United States Securities and Exchange Commission (“SEC”) on or before November 15, 2007.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). In particular, we direct your attention to Item 1. Description of Business; Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7. Financial Statements.

We intend the Company’s disclosure in these specifically identified sections and throughout this report to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company’s expected financial condition and operating results, its business plans and strategies, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as may, believe, plan, will, anticipate, estimate, expect, intend, and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the Company’s actual results to differ materially from those contemplated by these statements. Forward-looking information is based on various factors and numerous assumptions.

Although we believe that our expectations as expressed in forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. The Company’s actual results could be materially different from our expectations for many reasons, including the following:

▪

The Company sold substantially all of its operating assets in May 2000, at which time it discontinued business operations. The Company has not generated any revenue from any continued or new business operations since the sale of substantially all of its operating assets in May 2000. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Business development history

Docucon, Incorporated (the “Company”) was incorporated under the laws of the State of Delaware on October 11, 1988 and is the successor by merger to a Texas corporation organized in 1986. In May 2000, the Company sold substantially all of its operating assets to TAB Products Co. (“TAB”). Before it sold substantially all of its operating assets to TAB, the Company was in the business of converting paper documents into electronic files for storage and archive purposes.

After it sold substantially all of its operating assets to TAB, the Company discontinued its document conversion business operations. The Company has not generated any revenue from any continued or new business operations since the TAB sale. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue the business plan management adopted as a result of the TAB sale. At all times since the TAB sale, that business plan has been to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

Abandoned merger with Digital Vision Systems, Inc.

Effective December 28, 2001, the Company, DocuconMerger, L.P., a Texas Limited Partnership and then intended to-be wholly-owned subsidiary of the Company, Digital Vision Systems, Inc., a Nevada corporation (“DVS”), and the stockholders of DVS entered into a (definitive) “Agreement and Plan of Merger” (the “DVS Merger Agreement”). If the merger had occurred as agreed, DVS, a then on-going business engaged in the manufacture and distribution of video surveillance systems, would have merged into the Company’s then wholly-owned subsidiary, which in turn would have then owned and operated DVS’s video surveillance business as a going concern. Also if the merger had occurred, in consideration of, among other things, their agreement to merge DVS into the Company’s then wholly-owned subsidiary, DVS’s pre-merger common stockholders would have received shares of the Company’s common stock that would have represented 92.5% of the post-merger issued and outstanding shares of that class of stock. Correspondingly, the Company’s pre-merger common stockholders would have retained 7.5% of the post-merger issued and outstanding shares of that class of stock. The Company’s preferred and common stockholders approved and adopted the DVS Merger Agreement at a special meeting of stockholders on

June 18, 2002.

The proposed merger was subject to many conditions. Importantly among them, DVS was to obtain $2.5 million additional operating capital before the merger was consummated. Between September 30, 2002 and

December 31, 2002, it became clear that DVS would not obtain the required operating capital. As a result, the Company terminated the DVS Merger Agreement and the merger contemplated by it was abandoned.

Business plan post-abandoned merger with Digital Vision Systems, Inc.

When the DVS merger was abandoned, the Company resumed its efforts to engage in a merger or acquisition transaction with a different and more suitable candidate for the benefit of the Company’s stockholders and other constituents. Additional information regarding subsequent events in this regard is disclosed in Item 13 of this report.

Number of employees

At December 31, 2002 the Company had only one employee, its Chief Executive Officer.

Availability of report

You may read and copy this report and any other materials the Company has filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is also an “electronic filer.” The SEC maintains an Internet site that contains electronically filed reports, proxy and information statements and other information regarding the Company at http://www.sec.gov.

Additional risk factors

At December 31 2002, the Company’s financial statements have been prepared assuming that it will continue as a going concern. The following are indicative but not exhaustive of the risk factors the Company has contended with and continues to contend with in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of its stockholders and other constituents.

THE COMPANY MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

The Company sold substantially all of its operating assets in May 2000, at which time it discontinued business operations. The Company has not generated any revenue from any continued or new business operations since this sale. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of its stockholders and other constituents.

THE COMPANY MAY NOT SUCCEED IN ITS EFFORTS TO ENGAGE IN A MERGER OR ACQUISITION.

The Company’s only potential source of liquidity is a merger or acquisition transaction with a suitable candidate. There is no guarantee this will occur. As disclosed elsewhere in this report, since May 2000 the Company has been a party to two potential merger transactions, neither of which was consummated.

THE COMPANY FACES RISKS ASSOCIATED WITH ACQUISITIONS GENERALLY.

Even if the Company succeeds in its efforts to engage in a merger or acquisition transaction with a suitable candidate for the benefit of its stockholders and other constituents, it faces risks. Benefits expected from a future acquisition may not be realized. Instead, an acquisition may have a material adverse effect on the Company’s future potential operating results. In connection with a future acquisition, the Company may incur debt or issue equity securities to dilutive effect. Any consideration paid or exchanged by the Company for acquired business operations may significantly exceed the fair value of the net assets acquired. If that were to be the case, material impairment charges would be recorded, which, in turn, would result in material reductions of earnings in future periods.

THE COMPANY MAY DILUTE THE VALUE OF STOCKHOLDERS’ INVESTMENTS IN ITS COMMON STOCK.

In order to maintain the Company’s existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents, the Company may issue a substantial number of shares of its common stock, thereby causing significant dilution in the value of stockholders’ prior investments in that stock.

FUTURE SALES OF THE COMPANY’S COMMON STOCK MAY ADVERSELY AFFECT ITS PRICE AND THE COMPANY’S ABILITY TO RAISE ADDITIONAL FUNDS.

No prediction can be made regarding the effect, if any, that future sales of shares of the Company’s common stock, or the availability of such shares for future sales of the Company’s common stock or securities convertible into shares of the Company’s common stock, may have on the market price of the Company’s common stock prevailing from time to time. Sale, or the availability for sale, of substantial amounts of the Company’s common stock by existing stockholders under Rule 144 of the Securities Act of 1933, or the perception that such sales could occur, may adversely affect prevailing market prices for the Company’s common stock, and may materially impair the Company’s ability to raise capital through an offering of equity securities in the future.

THE MARKET PRICE AND TRADING VOLUME OF THE COMPANY’S COMMON STOCK HAS BEEN VOLATILE.

The market price of shares of the Company’s common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, trading volume has fluctuated significantly, and significant price variations have occurred as a result. The market price of shares of the Company’s common stock may fluctuate or decline significantly in the future. In addition, U.S. equity markets have from time to time experienced significant price and volume fluctuations. These broad market fluctuations may materially and adversely affect the market price of shares of the Company’s common stock in the future. Price fluctuations may also result from changes in the Company’s business, operations or prospects, announcements of technological innovations and new service offerings by competitors, new contractual relationships with strategic partners of the Company or its competitors, proposed acquisitions by the Company or its competitors, financial results that fail to meet public market analyst expectations, regulatory considerations, and domestic and international market and economic conditions.

ITEM 2.

DESCRIPTION OF PROPERTY

At December 31, 2002, the Company did not own, lease or otherwise hold an interest in any real property. The address of the Company’s principal executive offices for correspondence and other legal purposes is the unrelated business office address of the Company’s current President, Chief Executive Officer and Chief Financial Officer, Robert W. Schwartz. Mr. Schwartz does not charge the Company for its use of his business address.

ITEM 3.

LEGAL PROCEEDINGS

As the Company has previously disclosed, on February 2, 1999, it contacted the Department of Defense’s Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Company’s request for admission was the result of an internal review that indicated that a Company billing practice reflected in certain invoices submitted to the Department of Defense (“DOD”) between September 1996 and July 1997 might be perceived as a technical violation of DOD billing procedures.

The DOD Inspector General formally admitted the Company into the Voluntary Disclosure Program in June 1999 and began its investigation of the Company’s voluntary disclosure in the second half of that year. In February 2000, the Company’s legal counsel at that time was advised informally that the DOD’s investigation was complete and that criminal prosecution had been declined. Neither the DOD nor any other department or agency of the federal government has made a claim against the Company for civil damages or other remedies relating to the billing practices that were the subject of the Company’s voluntary disclosure or any other matter. The Company’s legal counsel at that time believed that the making of any such claims today is remote and may be time-barred by the statute of limitations governing the making of any such claims. Based on the opinion of the Company’s legal counsel at that time, the Company considers the matter of these billing practices closed, and no further disclosure will be made in the absence of changed information or circumstances.

As the Company has also previously disclosed, in connection with the May 2000 sale of substantially all of its operating assets to TAB, the Company and TAB established a $250,000 “Escrow Fund” for the purposes of indemnifying TAB from certain losses, including the Company’s failure to discharge any of its liabilities that were not assumed by TAB. Pursuant to a December 2001 agreement between the Company and TAB, all but $10,000 of the Escrow Fund was distributed to TAB and the Company in January 2002. TAB did not assert any subsequent claim against the Escrow Fund, and, therefore, in accordance with the December 2001 agreement, the remaining

$10,000 of the Escrow Fund was released to the Company on December 9, 2002.

Except as otherwise disclosed above in this Item 3, the Company is not a party to any pending legal proceeding, nor is its property the subject of any pending legal proceeding. Without in any way limiting the preceding sentence, the Company is not a party to any material proceeding to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any holder of any security of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year ended December 31, 2002. No matter has been submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, since June 18, 2002.

A special meeting of the common and preferred stockholders of the Company was held on June 18, 2002. The Company solicited proxies in connection with the meeting pursuant to SEC Regulation 14A. In this regard, an amended Definitive Proxy Statement on Schedule 14A was filed by the Company with the SEC on May 16, 2002, which document is incorporated by reference. At the June 18, 2002 special meeting, the Company’s common and preferred stockholders were asked to consider and vote upon the following proposals as described in more detail in the Company’s May 16, 2002 amended Definitive Proxy Statement:

1.

Approve and adopt the DVS Merger Agreement. The DVS Merger Agreement was approved by the Company’s common and preferred stockholders by a vote of 2,027,822 in favor; 8,437 against (or withheld); 6,670 abstentions or broker non-votes.

2.

Authorize the Company’s Board of Directors, at its discretion, to implement a reverse split of one share of the Company’s issued and outstanding common stock, for fifteen shares of the Company’s issued and outstanding  common stock. The 1:15 reverse split was approved by the Company’s common and preferred stockholders by a vote of 1,995,085 in favor; 40,299 against (or withheld); 7,545 abstentions or broker non-votes.

3.

Amend the Company’s Articles of Incorporation to change the Company’s name to “DVS Holdings, Inc.” The amendment was approved by the Company’s common and preferred stockholders by a vote of 2,022,960 in favor; 12,162 against (or withheld); 7,807 abstentions or broker non-votes.

4.

Elect seven directors to the Company’s Board of Directors for staggered terms of one to three years, pending the Company’s pre-election Board of Directors resolving to increase the size of the Board of Directors from five members to seven members. Two of the Company’s nominees were then current members of the Company’s Board of Directors. Five of the Company’s nominees were designees of DVS. All seven of the Company’s nominees for director were elected by the Company’s common and preferred stockholders by a vote of 2,012,297 in favor; 23,712 against (or withheld); 6,910 abstentions or broker non-votes.

5.

 Approve and adopt the “2002 Non-Qualified Stock Option Plan.” The plan was approved and adopted by the Company’s common and preferred stockholders by a vote of 1,967,738 in favor; 69,091 against (or withheld); 6,100 abstentions or broker non-votes.

With the exception of the approval and adoption of the Company’s 2002 Non-Qualified Stock Option Plan, the matters submitted for vote to the Company’s common and preferred stockholders were directly or indirectly related to the Company’s desire to consummate its then planned merger with DVS.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

The Company’s common stock, par value $0.01 per share, has traded in the NASDAQ SmallCap Market® and in the over the counter (“OTC”) market for equity securities of companies who file annual and periodic reports of financial and other information with the SEC or a similar regulatory authority, but do not qualify to have securities listed or traded in or on a national securities market or exchange.

Before June 11, 1999, the Company’s common stock was traded in the NASDAQ SmallCap Market® (symbol DOCU). On June 11, 1999, the Company’s common stock was “de-listed” from, i.e., it ceased being traded in, the NASDAQ SmallCap Market® because the Company’s common stock failed to satisfy that market’s requirements for continued listing. From June 11, 1999 through December 31, 2002, trades in the Company’s common stock which occurred in the OTC market were quoted by “The OTC Bulletin Board” (“OTCBB”), a securities quotation service regulated by the National Association of Securities Dealers (“NASD”) and the SEC.

The following table presents the range of high and low bid information for the Company’s common stock for each quarter within the Company’s fiscal years ended December 31, 2002 as quoted. The quotations presented also reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter/Period Ended	High Bid Price ($)	Low Bid Price ($)
Fiscal year ended December 31, 2002
First Quarter	0.28	0.12
Second Quarter	0.30	0.09
Third Quarter	0.21	0.10
Fourth Quarter	0.15	0.02

Subsequent to this annual report, on May 23, 2003 the OTCBB stopped quoting information regarding the Company’s common stock because the Company became delinquent, and, at December 31, 2002, was delinquent, in its reporting obligations under the Exchange Act. Since May 23, 2003, information regarding the Company’s common stock has been reported by the Pink Sheets LLC.

Holders

There were approximately 160 holders of record of the Company’s common stock at December 31, 2002, excluding those shares held by depository companies for certain beneficial owners.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company does not intend to declare or pay any cash dividends on its common stock in the foreseeable future. Subject to the limitations described below, the holders of the Company’s common stock are entitled to receive only such dividends (cash or otherwise) as may (or may not) be declared by the Company’s Board of Directors.

Securities sold without registration

The Company did not sell any securities, with or without registering the securities under the Securities Act, during the period ended December 31, 2002.

 ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our discussion and analysis refer extensively to the Company’s audited financial statements for fiscal year ended December 31, 2002 which is included in this report. Our discussion and analysis should be read closely in conjunction with these statements and the notes to them.

Comparison of results of operations for the years ended December 31, 2002 and 2001

As disclosed in Item 1 of this report, after the Company sold substantially all of its operating assets to TAB in May 2000, it discontinued its document conversion business operations. The Company has not generated any revenue from any continued or new business operations since the TAB sale. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue the business plan we adopted as a result of the TAB sale. At all times since the TAB sale, that business plan has been and continues to be to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents. We do not expect to have future operating revenues unless the Company successfully completes a merger or acquisition transaction with a suitable candidate. There is no guarantee that this will happen.

The Company reported no revenues in fiscal year ended December 31, 2002. At December 31, 2002, The Company also wrote off the book value of fixed assets that it had been holding for disposal but ultimately abandoned in the amount of approximately $10,000.

Liquidity and capital resources

At December 31, 2002, the Company had current assets of approximately $3,712 and current liabilities remained unchanged, which totaled approximately $261,000.  These liabilities included accounts payable for accounting, legal and transfer agent fees incurred to solicit proxies for and hold the June 18, 2002 special meeting of the Company’s stockholders discussed in detail in Item 4 of this report, accrued expenses of approximately $38,000 in settlement of amounts due under a business consulting agreement between the Company and a former employee and executive officer of the Company, and approximately $108,000 due under notes to two current directors of the Company. Unless the Company completes a merger or acquisition transaction with a suitable candidate, we doubt that it will be able to satisfy these liabilities.

The Company’s only potential source of liquidity is a merger or acquisition transaction with a suitable candidate. There is no guarantee this will occur. At December 31, 2002, the Company’s total liabilities exceeded its total assets by approximately $257,000.

The Company’s financial statements have been prepared assuming that it will continue as a going concern. As disclosed in Item 1 of this report and above in this Item 6, the Company sold substantially all of its operating assets to TAB in May 2000, at which time it discontinued its document conversion business operations. The Company has not generated any revenue from any continued or new business operations since the TAB sale. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

ITEM 7.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Docucon Incorporated

Latham, New York

We have audited the accompanying balance sheets of Docucon Incorporated (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and from January 1, 2001 to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement (examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.) An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon Incorporated (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from January 1, 2001 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered losses from operations; current liabilities exceed current assets, and the Company has an accumulated deficit of $10,628,887 for the year ended December 31, 2002, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

Henderson, Nevada

November 1, 2007

DOCUCON, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

As of December 31, 2002

ASSETS
2002
Current assets:
Other current assets	$3,712
Total current assets	3,712
Total assets	$3,712
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$114,655
Accrued expenses	37,834
Notes payable – related party	108,334
Total current liabilities	260,823
Total Liabilities	$260,823
Stockholders’ deficit:
Preferred stock, $1.00 par value, 10,000,000 shares authorized -
Series A, 60 shares designated, 7 shares issued and outstanding,
Liquidation preference of $175,000.	7
Series B, 476,200 shares designated, 0 shares issued and outstanding,	--
Common stock $.01 par value, 25,000,000 shares authorized,
3,658,767 (243,918 split adjusted) shares issued and outstanding	2,439
Additional paid-in capital	10,373,566
Accumulated deficit	(10,071,822)
Accumulated deficit during the development stage	(557,065)
Treasury stock, at cost, 4,495 shares	(4,236)
Total stockholders’ deficit	(257,111)
Total liabilities and stock holders’ deficit	$3,712

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Statement of Operations

For the Years Ended December 31, 2002 & 2001, and from January 1, 2001 to December 31, 2002

	2002	2001	January 1, 2001 to December 2002
Revenues	$--	$--	$--
Costs and expenses:
General and administrative	125,406	384,621	510,027
Depreciation and amortization	--	36,901	36,901
Total costs and expenses:	125,406	421,522	546,928
Operational loss
Other income (expense):
Loss on abandonment of fixed assets	(10,266)	--	(10,266)
Interest expense	--	(719)	(719)
Interest income	848	--	848
Total other income (expense)	(9,418)	(719)	(10,137)
Net loss	(134,824)	(422,241)	(557,065)
Net loss applicable to common stockholders	(134,824)	(422,241)	(557,065)
Basic loss per common share	$(0.55)	$(1.73)
Weighted average number of common shares outstanding (split adjusted)	243,918	243,918

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders’ Deficit

From (January 1, 2001) to December 31, 2002

	Preferred Stock		Common Stock					Accumulated deficit
	Shares	Amount	Shares	Amount		Additional Paid-in capital	Accumulated deficit	During development stage	Treasury stock	Total Stockholders’ Equity (deficit)
Balance, January 1, 2001	7	$7	243,918	$2,439		$10,265,389	$(10,071,822)	(422,241)	$(4,236)	$(230,464)
Balance, December 31, 2001	7	$7	243,918	$2,439	(1)	$10,265,389	$(10,071,822)	(422,241)	$(4,236)	$(230,464)
Forgiveness of previously accrued expenses & recovered funds						108,177				108,177
Net income loss								(134,824)		(134,824)
Balance, December 31, 2002	7	$7	243,918	$2,439		$10,373,566	$(10,071,822)	(557,065)	$(4,236)	$(257,111)

(1) The authorized common stock is 243,918 shares at $0.01 par value.  In February 2005, the Company effectuated 1-for-15 reverse stock split which has been applied to these financial statements on retroactive basis.

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows for the Years Ended December 31, 2002 & 2001

and from (January 1, 2001) to December 31, 2002

	December 31, 2002	December 31, 2001	January 1, 2001 to December 31 2002
Cash flows from operating activities
Net income (loss)	$(134,824)	$(422,241)	$(557,065)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	--	36,901	36,901
Loss on sale or abandonment of assets	10,266	--	10,266
Change in operating assets and liabilities:
Other current assets	--	3,639	3,639
Restricted cash and other assets	267,500	(5,003)	262,497
Accounts payable	(109,957)	232,933	122,976
Accrued expenses and other current liabilities	(208,467)	(14,274)	(222,741)
Net cash used in operating activities	(175,482)	(168,045)	(343,527)
Cash flows from investing activities
Proceeds from sale of property and equipment	--	500	500
Decrease in other assets	1,760	--	1,760
Net cash provided by investing activities	1,760	500	2,260
Cash flows from financing activities
Principal Payments Under Capital Lease Obligations	--	(5,280)	(5,280)
Additional Paid In Capital	108,177	--	108,177
Net Cash used in financing activities	108,177	(5,280)	102,897
Net increase (decrease) in cash and cash equivalents	(65,545)	(172,825)	(238,370)
Cash and cash equivalents, beginning of period	65,545	238,370	238,370
Cash and cash equivalents, end of period	$--	$65,545	$--

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

Note 1. Description, background and going concern consideration

Docucon, Incorporated (the “Company”) was incorporated under the laws of the State of Delaware on October 11, 1988 and is the successor by merger to a Texas corporation organized in 1986. In May 2000, the Company sold substantially all of its operating assets to TAB Products Co. (“TAB”). Before it sold substantially all of its operating assets to TAB, the Company was in the business of converting paper documents into electronic files for storage and archive purposes.

After it sold substantially all of its operating assets to TAB, the Company discontinued its document conversion business operations. As of December 31, 2000, the company reverted to a development stage company in accordance to Statement of Financial Accounting Standards No. 7. The Company has not generated any revenue from any continued business operations since the

TAB sale. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue the business plan management adopted as a result of the TAB sale. At all times since the TAB sale, that business plan has been to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

On December 28, 2001, the Company, DocuconMerger, L.P., a Texas Limited Partnership and then intended to-be wholly-owned subsidiary of the Company, Digital Vision Systems, Inc., a Nevada corporation (“DVS”), and the stockholders of DVS entered into a (definitive) “Agreement and Plan of Merger” (the “DVS Merger Agreement”). If the merger had occurred as agreed, DVS, a then on-going business engaged in the manufacture and distribution of video surveillance systems, would have merged into the Company’s then wholly-owned subsidiary, which in turn would have then owned and operated DVS’s video surveillance business as a going concern. The Company’s preferred and common stockholders approved and adopted the DVS Merger Agreement at a special meeting of stockholders on June 18, 2002.

The proposed merger was subject to many conditions. Importantly among them, DVS was to obtain $2.5 million additional operating capital before the merger was consummated. Between September 30, 2002 and December 31, 2002, it became clear that DVS would not obtain the required operating capital. Moreover, between June 18, 2002 and December 31, 2002, DVS suffered serious business reversals. As a result, it discontinued its business operations and terminated its employees. Contemporaneously, DVS’s creditors seized its then remaining assets. For all intents and purposes, the seizure of DVS’s remaining assets was equivalent to its forcible and permanent liquidation.

As a result, the Company terminated the DVS Merger Agreement and the merger contemplated by it was abandoned.

The Company’s audited financial statements have been prepared assuming that it will continue as a going concern. As stated above, the Company sold substantially all of its operating assets to TAB in May 2000, at which time it discontinued its document conversion business operations. The Company has not earned any revenue from any continued business operations since the TAB sale. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

Furthermore, at December 31, 2002, the Company had a net loss of (134,824) and an aggregate accumulated deficit of approximately $10,628,887 (accumulated deficit of $10,071,822 and accumulated deficit during the development stage of $557,065. For fiscal year ended December 31, 2002, the Company had negative cash flows of approximately $134,824. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to mitigate these adverse conditions and events include:

Since the DVS merger was abandoned, the Company has focused its efforts on engaging in a merger or acquisition transaction with a different and more suitable candidate for the benefit of the Company’s stockholders and other constituents. See Note 12 “Subsequent events.”

Note 2. Summary of significant accounting policies

Cash and Cash Equivalents

The Company has maintained a minimal cash balance with financial institutions that has not exceeded insured limits during the reporting period. The Company has not experienced any losses in such accounts.

Property and Equipment Held for Disposal

At December 31, 2002, the Company had furniture, fixtures and computer hardware being held for disposal at a book value of approximately $10,000. They were abandoned in the fourth quarter of fiscal year ended December 31, 2002, and, therefore, their book value has been written off. As of this report ended December 31, 2002, the Company does not have any property and equipment.

Revenue Recognition

The Company had no revenue-producing operations and hence no revenue from operations for the reporting period ended December 31, 2002.

Earnings (loss) per Common Share (“EPS”)

The Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment applying a fair-value based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company adopted both statements on January 1, 2002. The Company believes the adoption of these statements had no material effect on the Company’s financial position or results of operations for fiscal year ended December 31, 2006.

FASB subsequently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 144 supersede the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of,” and will take effect during the Company’s fiscal year ended December 31, 2002. At that time, the Company will ensure existing policies are consistent with the provisions of SFAS No. 144. Management does not anticipate that the adoption of any other recent pronouncements will have a significant effect on earnings or the financial position of the Company.

Note 3. Impairment of long-lived assets

As stated above, the Company had furniture, fixtures and computer hardware being held for disposal at a book value of approximately $10,000. They were abandoned in the fourth quarter of fiscal year ended December 31, 2002, and, therefore, their book value has been written off.

Note 4. Discontinued operations and related contingency

As stated above, in May 2000, the Company sold substantially all of its operating assets to TAB. After it sold substantially all of its operating assets to TAB, the Company discontinued business operations. At all times since the TAB sale, the Company’s business plan has been to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents..

Note 5. Notes payable

In September 1999, two directors of the Company made advances to the Company totaling $325,000. The Company’s obligation to repay these advances is evidenced by two notes payable. The balance due under these notes payable at December 31, 2002 totaled $108,334. See Note 12 “Subsequent events.”

Note 6. Other balance sheet items

Current liabilities at December 31, 2002, which totaled approximately $261,000, included accounts payable for accounting, legal and transfer agent fees incurred to solicit proxies for and hold the June 18, 2002 special meeting of the Company’s stockholders discussed above, accrued expenses of $37,834 in settlement of amounts due under a business consulting agreement between the Company and a former employee and executive officer of the Company, and $108,334 due under the two notes payable discussed above.

Note 7. Leases

At December 31, 2002, the Company had no operating leases.

Note 8. Stock options

On June 18, 2002, effective that date, the Company’s stockholders approved and adopted the “2002 Non-Qualified Stock Option Plan” and reserved a total of 375,000 shares of its common stock for issue pursuant to the plan. The plan is designed to attract, retain and motivate officers, directors and employees of the Company.

Since it was adopted on June 18, 2002, no options have been granted pursuant to the Company’s 2002 Non-Qualified Stock Option Plan. Therefore no pro forma information is presented in these notes.

Note 9. Stockholders’ Deficit

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series A Convertible Preferred Stock provides that each share of the Company’s Series A Convertible Preferred Stock ($25,000 stated value) is convertible into 8,333 shares of common stock (approximately 556 shares on a split-adjusted basis) and earns cash dividends of eleven percent (11.0%) per year. Each share of Series A Convertible Preferred Stock is entitled to vote the equivalent of 8,333 (approximately 556 shares on a split-adjusted basis) common shares and has a liquidation preference of $25,000 per share. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series A Convertible Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2002 cumulative undeclared dividends on the seven shares of the Company’s Series A Convertible Preferred Stock then issued and outstanding were approximately $236,500 and $217,250, respectively. As the cumulative dividends are undeclared, they have not been recorded as a reduction of the Company’s equity. In August 2002, in connection with the Company’s then proposed and subsequently abandoned merger with DVS, the Company and the holders of the Company’s Series A Convertible Preferred Stock entered into agreements which would have resulted in the surrender and cancellation of all issued and outstanding shares of such preferred stock, and the release of the Company from any obligation to declare or pay any accrued dividends on such preferred stock. For all intents and purposes, these agreements were contingent upon the consummation of the Company’s proposed merger with DVS, which, as stated above, did not occur. See Note12 “Subsequent events.”

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2002, there were no issued and outstanding shares of such preferred stock.

The authorized common stock is 243,918 shares at 0.01 par value. In February 2005, the Company effectuated a 1-for-15 reverse stock split which has been applied to these financial statements on retroactive basis.  See Note 12, “Subsequent Events.”

Note 10. Income taxes

At December 31, 2002, the Company had, subject to the limitations discussed below, net operating loss carryforwards for tax purposes of approximately $10,628,887. These loss carryforwards are available to reduce future taxable income and will expire during this fiscal year and through 2021 if not utilized.

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under SFAS No. 109. In light of these uncertainties, no valuation allowance has been established or reported in the Company’s financial statements for fiscal year ended December 31, 2002.

Note 11. Other contingency

On February 2, 1999, the Company contacted the Department of Defense’s Voluntary Disclosure Program Office to request admission into its Voluntary Disclosure Program. The Company’s request for admission was the result of an internal review that indicated that a Company billing practice reflected in certain invoices submitted to the Department of Defense (“DOD”) between September 1996 and July 1997 might be perceived as a technical violation of DOD billing procedures. The DOD Inspector General formally admitted the Company into the

Voluntary Disclosure Program in June 1999 and began its investigation of the Company’s voluntary disclosure in the second half of that year. In February 2000, the Company’s previous legal counsel was advised informally that the DOD’s investigation was complete and that criminal prosecution had been declined. Neither the DOD nor any other department or agency of the federal government has made a claim against the Company for civil damages or other remedies relating to the billing practices that were the subject of the Company’s voluntary disclosure or any other matter. The Company’s previous legal counsel has informed us that the making of any such claims today is remote and probably time-barred by the statute of limitations governing the making of any such claims. Based on the opinion of the Company’s legal counsel, the Company considers the matter of these billing practices closed, and no reserve for this contingency has been recorded, nor will any reserve for this contingency be established in the absence of changed information or circumstances.

Note 12. Subsequent events

The authorized common stock is 243,918 shares at 0.01 par value. In February 2005, the Company effectuated a 1-for-15 reverse stock split which has been applied to these financial statements on retroactive basis.

On September 17 2007 the Company entered into a promissory note with Mr. Balbirnie in the amount of $24,000 for various obligations the Company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The note carries interest in the amount of 8% per annum and must be repaid by the Company on or before November 31, 2007.

On September 21, 2007 the Company entered into a letter of Intent with My EDGAR, Inc. Under the proposed reverse merger: Tax-free reorganization under Internal Revenue Code ss.368 (a)(1)(A) by means of the merger of My EDGAR into a Company wholly owned by Docucon ("Merger Sub”) Whereby the surviving entity will be My EDGAR with and into the Merger Sub and would be maintained as a separate wholly-owned subsidiary of Docucon. Docucon would have no other business other than the business of My EDGAR. Docucon's name would then change to reflect the new business entity.

Under the terms of the Letter of Intent, Docucon will exchange 100% of the common shares of My EDGAR for 97% of the total issued and outstanding of Docucon upon closing. The total amount of issued and outstanding shares of both Docucon and My EDGAR are subject to adjustments, splits, or reverse prior to close or at close of definitive merger agreement.

On September 25, 2007, the Company entered into a settlement agreement with the former legal counsel to the Company in the amount of $15,000. The legal firm was previously owed $27,738 for services dating back to 2004. The previous invoices outstanding were $10,330 for services in 2004 and $17,398 for services in 2005 and 2006. The payment under settlement was funded directly from the proceeds under the promissory note payable dated September 21, 2007.

On September 26, 2007, the Company entered into a settlement agreement with the former transfer agent to the Company in the amount of $4,000, the transfer agent was previously owed $19,760 for services dating back to 2002. The payment under settlement was funded directly from the proceeds under the promissory note payable dated September 21, 2007.

On September 28, 2007, the companies Board of Directors unanimously elected Mr. Brian R. Balbirnie to serve on the Company’s Board until its next annual meeting.

On September 30, 2007, the Company entered into settlement agreements with two former note holders and directors of the Company. Both Edward P. Gistaro and Chauncey E. Schmidt collectively were owed $108,334 or $54,167 each. Each party agreed to convert amounts owed without interest into the Company’s common stock at a conversion rate of $0.50 per share, for a total of 216,668 common shares.

On September 30, 2007, the Company entered into a settlement agreement with a former officer for previous amounts owed under an employment agreement in the amount of $37,834. The party agreed to convert its obligation into the Company’s common stock at a conversion rate of $0.50 per share, for a total of 75,668 common shares.

On September 30, 2007, the Company entered into a settlement agreement with a former consultant for previous amounts owed in the amount of $53,325. The party agreed to convert its obligation into the Company’s common stock at a conversion rate of $0.50 per shares, for a total of 106,650 common shares.

Between October 16 and 17, 2007 the State of Delaware was paid $3378 in taxes and re-instatement fees related to the corporation and its good standing. These funds were paid under the September 21 2007 promissory note from and directly by Balbirnie.

Change of certifying accountant

Effective September 28, 2007, the Company retained De Joya Griffith & Company, LLC (the “Accountant”) as the principal independent auditors of the Registrant effective immediately to review or audit, as the case may be, its financial statements beginning fiscal year ended December 31, 2005. Before engaging De Joya Griffith & Company, the Company did not consult with the accounting firm regarding the application of accounting principles to a specific transaction; or the type of audit opinion that might be rendered on the Company’s financial statements; or regarding any matter that were the subject of any disagreement between or reportable event regarding the Company and any of its former principal independent accountants.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 25, 2001, the Company filed a Current Report on Form 8-K, dated September 21, 2001, reporting that, effective September 21, 2001, the Company had dismissed Rothstein, Kass & Company, P.C. as the Company’s principal independent accountant, and retained Ernst & Young LLP to serve as its principal independent accountant to review or audit, as the case may be, its financial statements beginning the third quarter ended September 30, 2001. On October 9, 2001, the Company filed an amendment on Form 8-K/A amending its September 21, 2001 Current Report to include as an exhibit to this report a certain letter from Rothstein, Kass & Company, P.C., dated October 9, 2001, stating that Rothstein, Kass & Company, P.C. was in agreement with the Company’s disclosure regarding its dismissal that was contained in its September 21, 2001 Current Report. The report and its amendment are incorporated by reference.

Subsequent event - On September 15, 2003, the Company filed a Current Report on Form 8-K, dated September 5, 2003, reporting that, effective September 5, 2003, Ernst & Young LLP had resigned as the Company's principal independent accountant. This current report contained the following statement: “No accountant’s report on the financial statements of the Company prepared by Ernst & Young LLP contained an adverse opinion or was modified as to uncertainty, audit scope, or accounting principles.” On September 18, 2003, the Company filed a first amendment on Form 8-K/A amending its September 5, 2003 Current Report to supplement the statement quoted above as follows: “Ernst & Young LLP did disclaim its opinion in its audit report filed in the Company’s 2001 Form 10-KSB by stating that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern.’” On September 30, 2003, the Company filed a second amendment on Form 8-K/A amending its September 5, 2003 Current Report to include as an exhibit to this report a certain letter from Ernst & Young LLP, dated September 18, 2003, stating that Ernst & Young LLP was in agreement with the Company’s disclosure regarding its resignation that was contained in its September 5, 2003 Current Report as first amended on September 18, 2003. The report and both of its amendments are incorporated by reference.

As previously reported in connection with the dismissal Rothstein, Kass & Company, P.C., the appointment of Ernst & Young LLP, and the subsequent resignation of Ernst & Young LLP, and in all quarterly and annual reports of the Company filed or to be filed with SEC and containing financial statements for or within fiscal years ended December 31, 2002, 2001 and 2000, none of the Company’s former or current principal accountants’ reports on such financial statements contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles, nor has the Company had any disagreement with its former or current principal independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if it had not been resolved to any such former or current accountant’s satisfaction, would have caused any of them to make reference to the subject matter of the disagreement(s) in connection with any of their reports.

ITEM 8A.

CONTROLS AND PROCEDURES

Management’s quarterly report regarding internal disclosure controls and procedures

We re-evaluated the effectiveness of the Company’s internal disclosure controls and procedures as of the date of this report with the participation of Robert W. Schwartz, who, as of the date of this report, was the Company’s only principal executive officer and only principal financial officer. Based on that evaluation, we concluded that as of the date of this report, the Company’s internal disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it will subsequently file or submit to the SEC will be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include, without limitation, controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and executive officers

At December 31, 2002, the names, ages, positions of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
Edward P. Gistaro	67	Director, Chairman of the Board of Directors, member of Audit Committee Mr. Gistaro is an “independent director” as defined by Rule 4200(A)(15) of the NASD.

Robert W. Schwartz	57	Director
		President, Chief Executive Officer, Chief Financial Officer

Douglas P. Gill	53	Director
Ralph Brown	68	Director, Secretary
Al R. Ireton	67	Director, member of Audit Committee
Chauncey E. Schmidt	71	Director, member of Audit Committee

Since 1998 until his death on October 5, 2002, Mr. Douglas Gill served the Company as Director. No replacement was named as the Company did not have current operations to warrant adding an additional member to the board of directors.

Both Mr. Brown and Mr. Ireton resigned as members of the board of directors and their respective positions at the end of December 31, 2002.

Biographical information

Edward P. Gistaro has served as Chairman of the Board of Directors of the Company since 1990. He served as Chief Executive Officer of the Company from June 4, 1988 until April 1998, when the Board of Directors accepted his recommendation that he be replaced by Douglas P. Gill as Chief Executive Officer. Mr. Gistaro also served as President of the Company from 1988 until 1991. Mr. Gistaro was employed by Datapoint Corporation, a Company involved in the manufacturing of computer systems, in various managerial positions from 1973 until 1987. From 1982 to 1985, Mr. Gistaro served as the President and Chief Operating Officer of Datapoint Corporation, and he served from 1985 to 1987 as its President and Chief Executive Officer.

Robert W. Schwartz was elected to the Board of Directors of the Company in 1998. Mr. Schwartz founded Schwartz Heslin Group, Inc. (“SHG”), a corporate planning, and mergers and acquisition advisory firm, in 1985. As Managing Director of SHG, Mr. Schwartz specializes in corporate planning, finance, and mergers and acquisitions. From 1980 to 1985, he was founder, a director, and President and Chief Operating Officer of Coradian Corporation. He also served as Vice President and Chief Financial Officer of Garden Way Manufacturing Corporation from 1975 to 1980 and 1970 to 1975, respectively. The Company has retained SHG in the past to provide investment and financial advice.

Douglas P. Gill was elected to the Board of Directors of the Company on May 19, 2000. From April 1998 to May 2000, he served as the Company’s President and Chief Executive Officer. Mr. Gill was a general partner of Foster Management Company, a venture capital firm, from 1994 until 1998. From 1984 to 1994, Mr. Gill served as First Vice President of Janney Montgomery Scott, Inc., a regional investment banking and brokerage firm, and in various management capacities at Scott Paper Company from 1975 to 1984. Mr. Gill also served as a senior auditor at Arthur Andersen & Co. from 1972 to 1975. Mr. Gill died on October 5, 2002.

Ralph Brown, an attorney in private practice since 1968, served as a director and as Secretary of the Company from May 1987 through December 2002. From 1987 to 1989, he also served as Treasurer of the Company. Mr. Brown has also served since 1975 as President of Cherokee Ventures, Inc., a real estate leasing firm; since 1978 as President of East Central Development Corporation; and since 1982 as President of southeast Suburban Properties, Inc. The latter two businesses are real estate development firms. Mr. Brown resigned as both a director and as Secretary of the Company effective January 1, 2003.

Al R. Ireton was elected to the Board of Directors of the Company in May 1993. Mr. Ireton has been Chairman of Manchester Partners, an investment and growth strategy advisory organization providing capital and strategic assistance to growing companies, since October 1988. From 1985 through September 1988, he served as President and Chief Executive Officer of Texet Corporation, a desktop publishing Company. Mr. Ireton has 25 years experience serving as executive officers of growth-oriented companies and has served on several corporate boards. Mr. Ireton resigned as a director effective January 1, 2003.

Chauncey E. Schmidt was elected to the Board of Directors of the Company in February 1993. He has been Chairman of C.E. Schmidt & Associates, an investment firm, since April 1989. From 1987 to March 1989, he was Vice Chairman of the Board of AMFAC, Inc., a New York Stock Exchange-listed Company engaged in diversified businesses. He has previously served as President of The First National Bank of Chicago and Chairman of the Board of Directors and Chief Executive Officer of The Bank of California, N.A. Mr. Schmidt is on the Board of Trustees of the U.S. Naval War College Foundation and is active in several civic and charitable organizations.

Significant employees

As disclosed in Item 1 of this report, at December 31, 2002, and as of the date of this report, the Company had no full- or part-time employees with the exception of its non paid Chief Executive Officer.

Family relationships

During fiscal year ended December 31, 2002, there were no family relationships among the Company’s directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in certain legal proceedings

During fiscal year ended December 31, 2002 and otherwise during the five years immediately preceding the date of this report, none of following events occurred that were or are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company: any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), or the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit committee financial expert

As disclosed in Item 5 of this report, the Company has not been a “listed issuer” as defined in Rule 10A-3 since May 23, 2003. Nevertheless, the Company’s Board of Directors has determined that at December 31, 2002 it had at least one audit committee financial expert serving on its audit committee. As disclosed in the table above in this Item 9, that person was Chauncey E. Schmidt, who was also “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A and pursuant to Rule 4200(A)(15) of the NASD.

Identification of audit committee

As disclosed in Item 5 of this report, the Company has not been a “listed issuer” as defined in Rule 10A-3 since May 23, 2003. Nevertheless, at December 31, 2002, the Company’s Board of Directors had a separately-designated standing audit committee in accordance with Section 3(a)(58) of Exchange Act. As disclosed in the table above in this Item 9, the members of the Company’s standing audit committee at December 31, 2002 were Edward P. Gistaro, Al R. Ireton and Chauncey E. Schmidt, all of whom were “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A and pursuant to Rule 4200(A)(15) of the NASD.

Material changes to procedures for nominating directors

There have been no material changes to the procedures by which the Company’s security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in this regard.

Section 16(a) Beneficial Reporting Compliance

Under the Exchange Act, directors, executive officers and persons holding more than 10% of any class of a reporting Company’s equity securities must report their initial ownership of such securities and any changes in that ownership on reports which they must file with the SEC. The SEC has designated specific deadlines for the filing of these reports, and the Company must identify in this report those persons who did not file these reports when due.

Based upon information provided to the Company by its directors, executive officers and persons holding more than 10% of any class of its equity securities, we believe that Robert W. Schwartz inadvertently failed to file a Statement of Changes in Beneficial Ownership of Securities on Form 4 in connection with him receiving common stock of the Company during its fiscal year ended December 31, 2001. In addition, we believe that Douglas P. Gill, Ralph Brown and Al R. Ireton inadvertently failed to file their Annual Statements of Beneficial Ownership of Securities on Form 5 for fiscal year ended December 31, 2002. Furthermore, we believe that Mr. Schwartz, Edward P. Gistaro and Chauncey E. Schmidt inadvertently filed late their Annual Statements of Beneficial Ownership of Securities on Form 5 for fiscal year ended December 31 2002.

Code of Ethics

As of December 31, 2002, the Company had not adopted a code of ethics that applied to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. As of December 31, 2002, the Company had not adopted such a code of ethics because it was then not yet required to do so in order for the OTCBB to continue listing quotations in its common stock. Subsequently, when on May 23, 2003 the OTCBB stopped listing quotations in the Company’s stock as disclosed in Item 5 of this report, the matter was temporarily rendered moot.

As disclosed in Item 1 of and elsewhere throughout this report, the Company has had no business operations since selling substantially all of its operating assets to TAB in May 2000. At all times since December 31, 2002, the Company has intended to adopt a code of ethics before resuming business operations or before seeking to have its common stock listed on a national exchange or in a national market, whichever is to occur first.

ITEM 10.

EXECUTIVE COMPENSATION

Summary

The Company awarded no executive compensation during fiscal year ended December 31, 2002. The information summarized in the table below is for the “named executive officers” Robert W. Schwartz, who, at December 31, 2002, was the Company’s President, Chief Executive Officer and Chief Financial Officer, and the Company’s only executive officer; and Douglas P. Gill, Warren D. Barratt and Paul N. Nunley, who, at December 31, 2002, were former executive officers of the Company and the only persons other than Mr. Schwartz who, at December 31, 2002, qualified as executive officers of the Company for whom disclosure is required by Item 402 of Regulation S-B.

Summary Compensation Table for Docucon, Incorporated

Name and Principal Position	Year (Dec 31st)				Long-Term Compensation
		Annual Compensation			Awards		Payouts
		Salary	Bonus ($)	Other Annual Compensation ($) [10]	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation ($)
Robert W. Schwartz, President, Chief Executive Officer, Chief Financial Officer	2002	0	0	0	0	0	0
	2001	0	0	15,750[11]	0	0	0	0
	2000	0	0	0	0	0	0
Douglas P. Gill, director, former President, former Chief Executive Officer [12]	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2000	94,770	0	0	0	0	0	96,666
Warren D Barratt Former Sr. Vice President, Chief Financial Officer, Treasurer [12]	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2000	56,287	0	0	0	0	0	42,430

Paul M. Nunley Former Vice President, Operations and technology [12]	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2000	46,795	0	0	0	0	0	39,604

10 Aggregate perquisites and other personal benefits awarded to Messrs. Schwartz, during the Company’s fiscal years ended December 31, 2002, 2001 and 2000 did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus awarded to each of them in each such year.

11 In its Annual Reports on Form 10-KSB for its fiscal years ended December 31, 2001 and 2000, and in its amended Definitive Proxy Statement on Schedule 14A dated May 16, 2002, the Company reported that, in May 2000, it authorized the issue of 150,000 shares (10,000 shares on a split-adjusted basis) of the Company’s common stock to Mr. Schwartz as consideration for his agreement to serve as the Company’s President and Chief Executive Officer beginning May 19, 2000. In each of these reports, these shares were categorized as “Long-Term Compensation, Restricted Stock Awards” awarded in the Company’s fiscal year ended December 31, 2000. While the Company’s Board of Directors authorized the issue of these shares in May 2000, they were not issued by the Company’s transfer agent until May 2001. Furthermore, the shares should not have been categorized as “Long-Term Compensation, Restricted Stock Awards” in the Company’s earlier reports. The shares were issued to induce Mr. Schwartz to become the Company’s President and Chief Executive Officer. They were not issued as an incentive to him to serve in that position on a long-term basis, nor as an incentive for him to lead and manage the Company in accordance with performance goals or objectives established by the Company’s Board of Directors. Hence, in this report, the issue of these shares has been re-categorized as “Annual Compensation, Other Annual Compensation” awarded in the Company’s fiscal year ended December 31, 2001. To determine the fair market dollar value of the issued shares for the purposes of this report, the Company multiplied the number of shares issued by the bid price per share of the Company’s then publicly trading shares of common stock as quoted by the OTCBB on May 25, 2001, the date the shares were actually issued by the Company’s transfer agent to the Schwartz Heslin Group, Inc. Profit Sharing Plan and Trust on behalf of and at the direction of Mr. Schwartz. Mr. Schwartz is an owner, but not the sole owner, and a managing director of the Schwartz Heslin Group, Inc.

12 Effective March 31, 2000, the Company terminated its employment agreements with Messrs. Gill, Barratt and Nunley, and entered into an “Employment Agreement Settlement Agreement” with each of them. Under the terms of these settlement agreements, the Company agreed to pay each of them thirty percent (30%) of the amounts that each of them would have been entitled to receive as severance under their respective employment agreements, plus their unpaid wages and accrued vacation pay through April 30, 2000. Two-thirds of the amounts that the Company agreed to pay to Messrs. Gill, Barratt and Nunley were paid at the closing of the Company’s sale of substantially all of its assets to TAB in May 2000. The balance owed to each of them was to be paid, if at all, from the funds, if any, released to the Company from the Escrow Fund that was established in connection the Company’s sale of substantially all of its assets to TAB, less any reasonable provision for additional costs to wind-down operations of the Company or to dispose of its then remaining assets (see Item 3 of this report for a more detailed discussion of the establishment and termination of the Escrow Fund). Upon termination of the Escrow Fund on December 9, 2002, there were no funds available to distribute to Messrs. Gill, Barratt and Nunley. Therefore, pursuant to the settlement agreements between each of them and the Company, the Company’s obligations to pay them additional compensation were forever extinguished. The compensation information contained in the table with respect to compensation paid to Messrs. Gill, Barratt and Nunley during the Company’s fiscal year ended December 31, 2000 includes all amounts paid to them before and after their employment agreements were terminated on March 31, 2000, whether under or pursuant to those agreements or under or pursuant to the settlement agreements which superseded them. Although his employment as President and Chief Executive Office of the Company was terminated effective March 31, 2000, Mr. Gill continued to serve as a director of the Company until his death on October 5, 2002.

Option/SAR grants in last fiscal year

The Company did not grant any options or SARs to Messrs. Schwartz, Gill, Barratt or Nunley, or to any other executive officer or to anyone else during fiscal year ended December 31, 2002. The table for reporting this information in this report has therefore been omitted.

Aggregate Option/SAR exercises in last fiscal year and FY-End Option/SAR values

At December 31, 2002, the Company had no outstanding options or SARs. The table for reporting this information in this report has therefore been omitted.

Long-Term Incentive Plans – awards in last fiscal year

The Company did not grant any Long-Term Incentive Plan (“LTIP”) Awards to Messrs. Schwartz, Gill, Barratt or Nunley, or to any other executive officer or to anyone else during fiscal year ended December 31, 2002. The table for reporting this information in this report has therefore been omitted.

Compensation of directors

At December 31, 2002, there were no arrangements, “standard” or otherwise, pursuant to which any director of the Company was compensated for any service he or she provided as a director, including, without limitation, any additional amounts payable to any director for committee participation or special assignments. During fiscal year ended December 31, 2002, there were no arrangements, including, without limitation, consulting contracts, pursuant to which any director of the Company was compensated for any service he or she provided as a director, and/or otherwise entered into in consideration of any director’s service on the Company’s Board of Directors.

Employment contracts and termination of employment and change-in-control arrangements

As disclosed in Note 12 to the above table, effective March 31, 2000, the Company terminated its employment contracts with Messrs. Gill, Barratt and Nunley. At December 31, 2002, there was no employment contract between the Company and Mr. Schwartz.

Report on re-pricing of Options/SARs

During fiscal year ended December 31, 2002, the Company had no outstanding options or SARs

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

As previously reported in the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2000, the Company’s “1993 Employee Stock Purchase Plan” expired on December 31, 2001.

Effective April 10, 2002, the Company terminated the following equity compensation plans: “1988 Stock Option Plan;” “1991 Director Non-Statutory Stock Option Plan;” “1998 Employee Stock Option Plan;” and “1998 Executive Non-Statutory Plan.”

Other than the Company’s 2002 Non-Qualified Stock Option Plan, between January 1, 2002 and the date of this report, the Company has not authorized, approved or adopted any compensation plan or individual compensation arrangement under or pursuant to which equity securities of the Company were or are authorized for issue to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services. Nevertheless, the Company has from time to time issued, and anticipates that it will in the future issue, shares of its common stock to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services for reasons it considers appropriate. Other than the shares of common stock reserved for issue under the Company’s 2002 Non-Qualified Stock Option Plan, the Company believes that any securities which by charter it is authorized to issue, and which have not been previously issued, may be issued or made subject to options, warrants or other rights as permitted by law.

Security ownership of certain beneficial owners

The following table contains the name, address and other information regarding the holdings of any person or group who was known to the Company to be the beneficial owner of more than five percent (5.0%) of any class of the Company’s voting securities at December 31, 2002.

Security Ownership of Certain Beneficial Owners of Docucon, Incorporated at December 31, 2002

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock par value $0.01 per share	Edward P. Gistaro	217,078	5.84%

Security ownership of management

The following tables contain the name, address and other information regarding the holdings of any class of the Company’s voting securities by any director, nominee for director and executive officer at December 31, 2002, i.e., the most recent practicable date preceding the date of this report, and at December 31, 2002, respectively.

Security Ownership of Management of Docucon, Incorporated at December 31, 2002

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock par value $0.01 per share	Edward P. Gistaro Director, Chairman of the Board of Directors and member of Audit Committee	217,078	5.84%
	Robert W. Schwartz Director, President, Chief Executive Officer, Chief Financial Officer	164,667	4.43%
	Chauncey E. Schmidt Director, member of Audit Committee Directors and Executive Officers as a Group	21,333	0.57%
	Douglas P. Gill Director	92,451	2.49%
	Ralph Brown Director, Secretary	53,833	1.45%
	Al R. Ireton Director, member of Audit Committee	21,333	0.57%
	Directors and Executive Officers as a Group	570,695	15.36%

Changes in control

As previously disclosed in the Company’s May 16, 2002 amended Definitive Proxy Statement under the heading “SUMMARY OF THE AGREEMENT AND PLAN OF MERGER,” subheading “Merger Consideration; Conversion of Securities,” and in the un-audited pro forma combined condensed financial statements of the Company and DVS and notes to them included in that proxy statement, if the Company’s then planned merger with DVS had been consummated, all issued and outstanding pre-merger shares of DVS’s common stock would have been canceled and converted into the right to receive 0.3737 shares of the Company’s authorized but previously unissued post-split common stock. This “exchange ratio” was agreed by the parties so that, immediately upon the consummation of the planned merger, the pre-merger common stockholders of DVS would hold 92.5% of the issued and outstanding post-split, post-merger common stock of the Company, and, correspondingly, the pre-merger common stockholders of the Company would hold 7.5% of the issued and outstanding post-split, post-merger common stock of the Company. As disclosed in Item 1 of this report, the merger was not consummated. At December 31, 2002, other than as disclosed with respect to the DVS Merger Agreement, there were no arrangements which might result in a change of control of the Company. Additional information regarding subsequent events in this regard is disclosed in Item 13 of this report and also in the notes to the Company’s financial statements included in this report.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As disclosed in Item 1 of this report, the Company’s planned merger with DVS was not consummated. As a result, Messrs. Schwartz, Gistaro, Schmidt and Hobgood did not receive further cash or share considerations. Additional information regarding subsequent events in this regard is disclosed in Item 13 of this report and also in the notes to the Company’s financial statements included in this report.

Parent or Subsidiary Company relationships

At December 31, 2002, the Company had no parent or subsidiary Company’s.

Transactions with promoters

At December 31, 2002, the Company had been organized for more than five years. Disclosure regarding transactions with promoters has therefore been omitted.

ITEM 13.

EXHIBITS

The following exhibits are furnished as part of this report:

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

Exhibit 32.

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees, audit-related fees, tax fees and all other fees

The following table contains information regarding aggregate fees billed by the Company’s former or current principal accountants for professional services, and assurance and related services, in each of the identified categories, in each of the Company’s fiscal years ended December 31, 2002 and 2001.

Principal Accountant Fees and Services Information for Docucon, Incorporated

	December 31, 2002	December 31, 2001
Audit Fees	$--	$15,500
Audit-Related Expenses	--	0
Tax Fees	--	7,500
All Other Fees	--	12,000
Total	$--	$35,000

Unless otherwise indicated, the category “tax fees” consists of fees billed by professional accounting firms for professional services rendered for tax compliance and tax advice. All services for 2001 in this category were performed and billed by Ernst & Young LLP.

Unless otherwise indicated, the category “all other fees” consists primarily of assistance rendered by professional accounting firms for the preparation of and assistance with the filing of reports with the SEC.

Audit committee’s pre-approval policies and procedures

The audit committee of the Company’s Board of Directors is responsible for evaluating the qualifications and independence, engaging, setting compensation and overseeing the work of any accountant engaged to audit the Company’s financial statements, or engaged to provide the Company audit-related assurance and related services or non-audit services.

An accountant may not be engaged to audit the Company’s financial statements, or provide audit-related assurance and related services or non-audit services, without the prior written approval of the audit committee. Regardless of source, any request to engage an accountant to audit the Company’s financial statements, or provide audit-related assurance and related services or non-audit services, must be considered by the audit committee. As of the date of this report, the Company has not found it necessary or appropriate to establish policies or procedures that would permit the “pre-approval” of any request for any such engagement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUCON, INCORPORATED

November 6, 2007	By:	/s/ Robert W. Schwartz
Robert W. Schwartz
President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 6, 2007	By:	/s/ Robert W. Schwartz
Robert W. Schwartz
President, Chief Executive Officer,
Chief Financial Officer
Director

November 6, 2007	By:	/s/ Edward P. Gistaro
Edward P. Gistaro
Director

November 6, 2007	By:	/s/ Chauncey E. Schmidt
Chauncey E. Schmidt
Director

30