Form 10KSB
period 2003-12-31
DOCUCON INC
filed 2007-11-06
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The issuer’s revenues for its most recent fiscal year, i.e., its fiscal year ended December 31, 2003, were --$0--.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2003
Common Stock, Par Value $0.01Per Share	243,918 Shares

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

8

Item 5. Market for Common Equity and Related Stockholder Matters

8

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 7. Financial Statements.

10

Balance Sheet as of December 31, 2003

11

Statements of Operations for the Years Ended December 31, 2003 & 2002,
and from January 1, 2001 to December 31, 2003

12
Statement of Stockholders’ Deficit from January 1, 2001 to December 31, 2003

Statements of Cash Flows for the Years Ended December 31, 2003 & 2002,
and from January 1, 2001 to December 31, 2003

14

Notes To Financial Statements

15

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

19

Item 8A. Controls and Procedures.

19

Item 8B. Other Information.

19

PART III

20

Item 9. Directors, Executive Officers, Promoters and Control Persons

20

Item 10. Executive Compensation

21

Item 11. Security Ownership of Certain Beneficial Owners and Management

24

Item 12. Certain Relationships and Related Transactions

26

Item 13. Exhibits.

27

Item 14. Principal Accountant Fees and Services.

27

SIGNATURES

28

CAUTIONARY NOTE REGARDING LATE FILING OF THIS REPORT

This report is being filed substantially later than the date it was due to be filed as required by law. The due date of the filing of this report as required by law was March 31, 2004. Unless otherwise specifically identified, this comprehensive report herein contains information for the Company’s fiscal year ended December 31, 2003; therefore, the information contained in this report should be read with extreme caution. We anticipate that the Company’s subsequent annual reports on Form 10-KSB for the periods ended December 31, 2004, and comprehensive annual reports for the periods ended December 31, 2005 and 2006 will be filed with the United States Securities and Exchange Commission (“SEC”) on or before November 15, 2007.

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

Business plan post-abandoned merger with Digital Vision Systems, Inc.

When the DVS merger was abandoned, the Company resumed its efforts to engage in a merger or acquisition transaction with a different and more suitable candidate for the benefit of the Company’s stockholders and other constituents. Additional information regarding subsequent events in this regard is disclosed in note 12 of this report.

Number of employees

At December 31, 2003 the Company had only one employee, its Chief Executive Officer.

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

Additional risk factors

At December 2003, the Company’s financial statements have been prepared assuming that it will continue as a going concern. The following are indicative but not exhaustive of the risk factors the Company has contended with and continues to contend with in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of its stockholders and other constituents.

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

ITEM 2.

DESCRIPTION OF PROPERTY

At December 31, 2003 the Company did not own, lease or otherwise hold an interest in any real property. The address of the Company’s principal executive offices for correspondence and other legal purposes is the unrelated business office address of the Company’s current President, Chief Executive Officer and Chief Financial Officer, Robert W. Schwartz. Mr. Schwartz does not charge the Company for its use of his business address.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year ended December 31, 2003.

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

The following table presents the range of high and low bid information for the Company’s common stock for each quarter within the Company’s fiscal years ended December 31, 2003 as quoted. The quotations presented also reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter/Period Ended	High Bid Price ($)	Low Bid Price ($)
Fiscal year ended December 31, 2003
First Quarter	--	--
Second Quarter	--	--
Third Quarter	--	--
Fourth Quarter	--	--

On May 23, 2003, the OTCBB stopped quoting information regarding the Company’s common stock because the Company became delinquent, and, at December 31, 2003, was delinquent, in its reporting obligations under the Exchange Act. Since May 23, 2003, information regarding the Company’s common stock has been reported by the Pink Sheets LLC.

Holders

There were approximately 160 holders of record of the Company’s common stock at December 31, 2003, excluding those shares held by depository companies for certain beneficial owners.

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

Securities sold without registration

The Company did not sell any securities, with or without registering the securities under the Securities Act, during the period ended December 31, 2003.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our discussion and analysis refer extensively to the Company’s audited financial statements for fiscal years ended December 31, 2003 which are included in this report. Our discussion and analysis should be read closely in conjunction with these statements and the notes to them.

Comparison of results of operations for the years ended December 31, 2003 and 2002

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

The Company reported no revenues in fiscal year ended December 31, 2003. At December 31, 2003, there were no General and administrative expenses related to the operations of the Company.

Liquidity and capital resources

At December 31, 2003, the Company had current assets of approximately $3,700 and current liabilities remained unchanged, which totaled approximately $261,000.  Liabilities included accounts payable for accounting, legal and transfer agent fees incurred to solicit proxies for and to hold the June 18, 2002 special meeting of the Company’s stockholders discussed in detail in Item 4 of this report, accrued expenses of approximately $38,000 in settlement of amounts due under a business consulting agreement between the Company and a former employee and executive officer of the Company, and approximately $108,000 due under notes to two current directors of the Company. Unless the Company completes a merger or acquisition transaction with a suitable candidate, we doubt that it will be able to satisfy these liabilities.

The Company’s only potential source of liquidity is a merger or acquisition transaction with a suitable candidate. There is no guarantee this will occur. At December 31, 2003, the Company’s total liabilities exceeded its total assets by approximately $257,000.

The Company’s financial statements have been prepared assuming that it will continue as a going concern. As disclosed in Item 1 of this report and above in this Item 6, the Company sold substantially all of its operating assets to TAB in May 2000, at which time it discontinued its document conversion business operations. The Company has not generated any revenue from any continued or new business operations since the TAB sale. The Company has incurred minimal general and administrative expenses in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

ITEM 7.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Docucon Incorporated

Latham, New York

We have audited the accompanying balance sheets of Docucon Incorporated (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and from January 1, 2001 to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon Incorporated (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from January 1, 2001 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered losses from operations; current liabilities exceed current assets, and the Company has an accumulated deficit of $10,628,887 for the year ended December 31, 2003, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

Henderson, Nevada

November 1, 2007

DOCUCON, INCORPORATED
(A Development Stage Company)

Balance Sheet

As of December 31, 2003

ASSETS
2003
Current assets:
Other current assets	$3,712
Total current assets	3,712
Total assets	$3,712
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$114,655
Accrued expenses	37,834
Notes payable - related party	108,334
Total current liabilities	260,823
Total liabilities	260,823
Stockholders' deficit:
Preferred stock, $1.00 par value, 10,000,000 shares authorized -
Series A, 60 shares designated, 7 shares issued and outstanding,
Liquidation preference of $175,000.	7
Series B, 476,200 shares designated, 0 shares issued and outstanding,	--
Common stock $.01 par value, 25,000,000 shares authorized,
3,658,767 (243,918 split adjusted) shares issued and outstanding	2,439
Additional paid-in capital	10,373,566
Accumulated deficit	(10,071,822)
Accumulated deficit during the development stage	(557,065)
Treasury stock, at cost, 4,495 shares	(4,236)
Total stockholders' deficit	(257,111)
Total liabilities & stockholder deficit	3,712

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED
(A Development Stage Company)

Statements of Operations

For the Years Ended December 31, 2003 & 2002, and from January 1, 2001 to December 31, 2003

	2003	2002	January 1, 2001 to December 2003
Revenues	$--	$--		$--
Costs and expenses:
General and administrative	--	125,406		510,027
Depreciation and amortization	--	--		36,901
Total costs and expenses:	--	125,406		546,928
Operational loss
Other income (expense):
Loss on abandonment of fixed assets	--	(10,266)		(10,266)
Interest expense	--	--		(719)
Interest income	--	848		848
Total other income (expense)	--	(9,418)		(10,137)
Net loss	--	(134,824)		(557,065)
Net loss applicable to common stockholders	--	(134,824)		(557,065)
Basic loss per common share	$(0.00)	$(0.55)	$
Weighted average number of common shares outstanding (split adjusted)	243,918	243,918

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED
(A Development Stage Company)

Statement of Stockholders’ Deficit from January 1, 2001 to December 31, 2003

	Preferred Stock		Common Stock				Accumulated deficit		Total
	Shares	Amount	Shares	Amount	Additional Paid-in capital	Accumulated deficit	development stage	Treasury stock	Stockholders’ Equity (deficit)
Balance, January 2001	7	$7	243,918	$2,439	$10,265,389	$(10,071,822)	(422,241)	$(4,236)	$(230,464)
Balance, December 31, 2001	7	$7	243,918	$2,439	$10,265,389	$(10,071,822	(422,241	$(4,326)	$(230,464)
Forgiveness of previously accrued expenses & recovered funds					108,177				$108,177
Net income loss							(134,824)		$(134,824)
Balance, December 31, 2002	7	$7	243,918	$2,439	$10,373,566	$(10,071,822)	(557,065)	$(4,236)	$(257,111)
Net income loss						--	0
Balances, December 31, 2003	7	$7	243,918	$2,439	$10,373,566	$(10,071,822)	(557,065)	$(4,236)	$(257,111)

(1) The authorized common stock is 243,918 shares at $0.01 par value.  In February 2005, the Company effectuated a 1-for-15 reverse stock split which has been applied to these financial statements on retroactive basis.

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED
(A Development Stage Company)

Statements of Cash Flows for the Years Ended December 31, 2003 & 2002, and from

January 1, 2001 to December 31, 2003

	December 31,	December 31,	January 1, 2001 to December 31
	2003	2002	2003

Cash flows from operating activities
Net income (loss)	$--	$(134,824)	(557,065)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	--	--	36,901
Loss on sale or abandonment of assets	--	10,266	10,266
Change in operating assets and liabilities:
Other current assets	--	--	3,639
Restricted cash and other assets	--	267,500	262,497
Accounts payable	--	(109,957)	122,976
Accrued expenses and other current liabilities	--	(208,467)	(222,741)
Net cash used in operating activities	--	(175,482)	(343,527)
Cash flows from investing activities
Proceeds from sale of property and equipment	--	--	500
Decrease in other assets	--	1,760	1,760
Net cash provided by investing activities	--	1,760	2,260
Cash flows from financing activities
Principal Payments Under Capital Lease Obligations	--	--	(5,280)
Additional Paid In Capital	--	108,177	108,177
Net Cash used in financing activities	--	108,177	102,897
Net increase (decrease) in cash and cash equivalents	--	(65,545)	(238,370)
Cash and cash equivalents, beginning of period	--	65,545	238,370
Cash and cash equivalents, end of period	$--	$--	--

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

The proposed merger was subject to many conditions. Importantly among them, DVS was to obtain $2.5 million additional operating capital before the merger was consummated. Between September 30, 2002 and December 31, 2003, it became clear that DVS would not obtain the required operating capital. Moreover, between June 18, 2002 and December 31, 2003, DVS suffered serious business reversals. As a result, it discontinued its business operations and terminated its employees. Contemporaneously, DVS’s creditors seized its then remaining assets. For all intents and purposes, the seizure of DVS’s remaining assets was equivalent to its forcible and permanent liquidation.

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

Furthermore, at December 31, 2003, the Company had an aggregate accumulated deficit of approximately $10,628,887 (accumulated deficit of $10,071,822 and accumulated deficit during the development stage of $557,065). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to mitigate these adverse conditions and events include:

Since the DVS merger was abandoned, the Company has focused its efforts on engaging in a merger or acquisition transaction with a different and more suitable candidate for the benefit of the Company’s stockholders and other constituents. See Note 13 “Subsequent events.”

Note 2. Summary of significant accounting policies

Cash and Cash Equivalents

The Company has maintained a minimal cash balance with financial institutions that has not exceeded insured limits during the reporting period. The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company had no revenue-producing operations and hence no revenue from operations for the reporting period ended December 31, 2003.

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

FASB subsequently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 144 supersede the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of,” and will take effect during the Company’s fiscal year ended December 31, 2003. At that time, the Company will ensure existing policies are consistent with the provisions of SFAS No. 144. Management does not anticipate that the adoption of any other recent pronouncements will have a significant effect on earnings or the financial position of the Company.

Note 3. Impairment of long-lived assets

As stated above, the Company had furniture, fixtures and computer hardware being held for disposal at a book value of approximately $10,000. They were abandoned in the fourth quarter of fiscal year ended December 31, 2001, and, therefore, their book value has been written off.

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

Note 5. Notes payable

In September 1999, two directors of the Company made advances to the Company totaling $325,000. The Company’s obligation to repay these advances is evidenced by two notes payable. The balance due under these notes payable at December 31, 2003 totaled $108,334.   See Note 12 “Subsequent events.”

Note 6. Other balance sheet items

Current liabilities at December 31, 2003, which totaled approximately $261,000, included accounts payable for accounting, legal and transfer agent fees incurred to solicit proxies for and to hold the June 18, 2002 special meeting of the Company’s stockholders discussed above, accrued expenses of $37,834 in settlement of amounts due under a business consulting agreement between the Company and a former employee and executive officer of the Company, and $108,334 due under the two notes payable discussed above. Unless the Company completes a merger or acquisition transaction with a suitable candidate, it is doubtful that the Company will be able to satisfy these liabilities.

Note 7. Leases

At December 31, 2003, the Company had no operating leases.

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

Note 9. Stockholders’ Deficit

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series A Convertible Preferred Stock provides that each share of the Company’s Series A Convertible Preferred Stock ($25,000 stated value) is convertible into 8,333 shares of common stock (approximately 556 shares on a split-adjusted basis) and earns cash dividends of eleven percent (11.0%) per year. Each share of Series A Convertible Preferred Stock is entitled to vote the equivalent of 8,333 (approximately 556 shares on a split-adjusted basis) common shares and has a liquidation preference of $25,000 per share. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series A Convertible Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2003 undeclared dividends on the seven shares of the Company’s Series A Convertible Preferred Stock then issued and outstanding were approximately $236,500 and $217,250, respectively. As the cumulative dividends are undeclared, they have not been recorded as a reduction of the Company’s equity. In August 2002, in connection with the Company’s then proposed and subsequently abandoned merger with DVS, the Company and the holders of the Company’s Series A Convertible Preferred Stock entered into agreements which would have resulted in the surrender and cancellation of all issued and outstanding shares of such preferred stock, and the release of the Company from any obligation to declare or pay any accrued dividends on such preferred stock. For all intents and purposes, these agreements were contingent upon the consummation of the Company’s proposed merger with DVS, which, as stated above, did not occur. See Note 13 “Subsequent events.”

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2003 there were no issued and outstanding shares of such preferred stock.

The authorized common stock is 243,918 shares at $0.01 par value.  In February 2005, the Company effectuated a 1-for-15 reverse stock split which has been applied to these financial statements on retroactive basis.  See Note 12, “Subsequent Events.”

Note 10. Income taxes

At December 31, 2003, the Company had, subject to the limitations discussed below, net operating loss carryforwards for tax purposes of approximately $10,628,887. These loss carryforwards are available to reduce future taxable income and will expire during this fiscal year and through 2021 if not utilized.

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under SFAS No. 109. In light of these uncertainties, no valuation allowance has been established or reported in the Company’s financial statements for fiscal year ended December 31, 2003.

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

Note 12. Subsequent events

On September 17, 2007, the Company entered into a promissory note with Mr. Balbirnie in the amount of $24,000 for various obligations the Company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The note carries interest in the amount of 8% per annum and must be repaid by the Company on or before November 31, 2007.

On September 21, 2007, the Company entered into a letter of Intent with My EDGAR, Inc. Under the proposed reverse merger: Tax-free reorganization under Internal Revenue Code ss.368 (a)(1)(A) by means of the merger of My EDGAR into a Company wholly owned by Docucon ("Merger Sub”) Whereby the surviving entity will be My EDGAR with and into the Merger Sub and would be maintained as a separate wholly-owned subsidiary of Docucon. Docucon would have no other business other than the business of My EDGAR. Docucon's name would then change to reflect the new business entity.

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

On September 30, 2007, the Company entered into a settlement agreement with a former consultant for previous amounts owed in the amount of $53,325. The party agreed to convert its obligation into the Company’s common stock at a conversion rate of $0.50 per share, for a total of 106,650 common shares.

Between October 16 and 17, 2007 the State of Delaware was paid $3,378 in taxes and re-instatement fees related to the corporation and its good standing. These funds were paid under the September 21, 2007 promissory note from and directly by Balbirnie.

Change of certifying accountant

Effective September 28, 2007, the Company retained De Joya Griffith & Company, LLC (the “Accountant”) as the principal independent auditors of the Registrant effective immediately to review or audit, as the case may be, its financial statements beginning with fiscal year ended December 31, 2002. Before engaging De Joya Griffith & Company, the Company did not consult with the accounting firm regarding the application of accounting principles to a specific transaction; or the type of audit opinion that might be rendered on the Company’s financial statements; or regarding any matter that were the subject of any disagreement between or reportable event regarding the Company and any of its former principal independent accountants.

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

As previously reported in connection with the dismissal Rothstein, Kass & Company, P.C., the appointment of Ernst & Young LLP, and the subsequent resignation of Ernst & Young LLP, and in all quarterly and annual reports of the Company filed or to be filed with SEC and containing financial statements for or within fiscal years ended December 31, 2003, 2001 and 2000, none of the Company’s former or current principal accountants’ reports on such financial statements contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles, nor has the Company had any disagreement with its former or current principal independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if it had not been resolved to any such former or current accountant’s satisfaction, would have caused any of them to make reference to the subject matter of the disagreement(s) in connection with any of their reports.

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

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and executive officers

At December 31, 2003, the names, ages, positions of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
Edward P. Gistaro	68	Director, Chairman of the Board of Directors, member of Audit Committee Mr. Gistaro is an “independent director” as defined by Rule 4200(A)(15) of the NASD.
Robert W. Schwartz	58	Director
		President, Chief Executive Officer, Chief Financial Officer
Chauncey E. Schmidt	70	Director, member of Audit Committee

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

Significant employees

As disclosed in Item 1 of this report, at December 31, 2003, and as of the date of this report, the Company had no full or part-time employees with the exception of its non paid Chief Executive Officer.

Family relationships

During fiscal year ended December 31, 2003, there were no family relationships among the Company’s directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in certain legal proceedings

During fiscal year ended December 31, 2003, and otherwise during the five years immediately preceding the date of this report, none of following events occurred that were or are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company: any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), or the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit committee financial expert

As disclosed in Item 5 of this report, the Company has not been a “listed issuer” as defined in Rule 10A-3 since May 23, 2003. Nevertheless, the Company’s Board of Directors has determined that at December 31, 2003 it had at least one audit committee financial expert serving on its audit committee. As disclosed in the table above in this Item 9, that person was Chauncey E. Schmidt, who was also “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A and pursuant to Rule 4200(A)(15) of the NASD.

Identification of audit committee

As disclosed in Item 5 of this report, the Company has not been a “listed issuer” as defined in Rule 10A-3 since May 23, 2003. Nevertheless, at December 31, 2003, the Company’s Board of Directors had a separately-designated standing audit committee in accordance with Section 3(a)(58) of Exchange Act. As disclosed in the table above in this Item 9, the members of the Company’s standing audit committee at December 31, 2003 were Edward P. Gistaro, Al R. Ireton and Chauncey E. Schmidt, all of whom were “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A and pursuant to Rule 4200(A)(15) of the NASD.

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

Based upon information provided to the Company by its directors, executive officers and persons holding more than 10% of any class of its equity securities, we believe that Robert W. Schwartz inadvertently failed to file a Statement of Changes in Beneficial Ownership of Securities on Form 4 in connection with him receiving common stock of the Company during its fiscal year ended December 31, 2001. In addition, we believe that Douglas P. Gill, Ralph Brown and Al R. Ireton inadvertently failed to file their Annual Statements of Beneficial Ownership of Securities on Form 5 for fiscal year ended December 31, 2003. Furthermore, we believe that Mr. Schwartz, Edward P. Gistaro and Chauncey E. Schmidt inadvertently filed late their Annual Statements of Beneficial Ownership of Securities on Form 5 for fiscal years ended December 31, 2002 and 2003.

Code of Ethics

As of December 31, 2003, the Company had not adopted a code of ethics that applied to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. As of December 31, 2003, the Company had not adopted such a code of ethics because it was then not yet required to do so in order for the OTCBB to continue listing quotations in its common stock. Subsequently, when on May 23, 2003 the OTCBB stopped listing quotations in the Company’s stock as disclosed in Item 5 of this report, the matter was temporarily rendered moot.

As disclosed in Item 1 of and elsewhere throughout this report, the Company has had no business operations since selling substantially all of its operating assets to TAB in May 2000. At all times since December 31, 2003, the Company has intended to adopt a code of ethics before resuming business operations or before seeking to have its common stock listed on a national exchange or in a national market, whichever is to occur first.

ITEM 10.

EXECUTIVE COMPENSATION.

Summary

The Company awarded no executive compensation during fiscal year ended December 31, 2003. The information summarized in the table below is for the “named executive officers” Robert W. Schwartz, who, at December 31, 2003, was the Company’s President, Chief Executive Officer and Chief Financial Officer, and the Company’s only executive officer; and Douglas P. Gill, Warren D. Barratt and Paul N. Nunley, who, at December 31, 2003, were former executive officers of the Company and the only persons other than Mr. Schwartz who, at December 31, 2003, qualified as executive officers of the Company for whom disclosure is required by Item 402 of Regulation S-B.

Summary Compensation Table for Docucon, Incorporated

Name and Principal Position	Year (Dec 31st)				Long-Term Compensation
		Annual Compensation			Awards		Payouts
		Salary	Bonus ($)	Other Annual Compensation ($) [10]	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation ($)
Robert W. Schwartz, President, Chief Executive Officer, Chief Financial Officer	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	15,750[11]	0	0	0	0
Douglas P. Gill, director, former President, former Chief Executive Officer [12]	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
Warren D Barratt Former Sr. Vice President, Chief Financial Officer, Treasurer [12]	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
Paul M. Nunley Former Vice President, Operations and technology [12]	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

10 Aggregate perquisites and other personal benefits awarded to Messrs. Schwartz, during the Company’s fiscal years ended December 31, 2003, 2002 and 2001 did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus awarded to each of them in each such year.

11 In its Annual Reports on Form 10-KSB for its fiscal years ended December 31, 2002 and 2001, and in its amended Definitive Proxy Statement on Schedule 14A dated May 16, 2002, the Company reported that, in May 2000, it authorized the issue of 150,000 shares (10,000 shares on a split-adjusted basis) of the Company’s common stock to Mr. Schwartz as consideration for his agreement to serve as the Company’s President and Chief Executive Officer beginning May 19, 2000. In each of these reports, these shares were categorized as “Long-Term Compensation, Restricted Stock Awards” awarded in the Company’s fiscal year ended December 31, 2000. While the Company’s Board of Directors authorized the issue of these shares in May 2000, they were not issued by the Company’s transfer agent until May 2001. Furthermore, the shares should not have been categorized as “Long-Term Compensation, Restricted Stock Awards” in the Company’s earlier reports. The shares were issued to induce Mr. Schwartz to become the Company’s President and Chief Executive Officer. They were not issued as an incentive to him to serve in that position on a long-term basis, nor as an incentive for him to lead and manage the Company in accordance with performance goals or objectives established by the Company’s Board of Directors. Hence, in this report, the issue of these shares has been re-categorized as “Annual Compensation, Other Annual Compensation” awarded in the Company’s fiscal year ended December 31, 2001. To determine the fair market dollar value of the issued shares for the purposes of this report, the Company multiplied the number of shares issued by the bid price per share of the Company’s then publicly trading shares of common stock as quoted by the OTCBB on May 25, 2001, the date the shares were actually issued by the Company’s transfer agent to the Schwartz Heslin Group, Inc. Profit Sharing Plan and Trust on behalf of and at the direction of Mr. Schwartz. Mr. Schwartz is an owner, but not the sole owner, and a managing director of the Schwartz Heslin Group, Inc.

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

Option/SAR grants in last fiscal year

The Company did not grant any options or SARs to Messrs. Schwartz, Gill, Barratt or Nunley, or to any other executive officer or to anyone else during fiscal year ended December 31, 2003. The table for reporting this information in this report has therefore been omitted.

Aggregate Option/SAR exercises in last fiscal year and FY-End Option/SAR values

At December 31, 2003, the Company had no outstanding options or SARs. The table for reporting this information in this report has therefore been omitted.

Long-Term Incentive Plans – awards in last fiscal year

The Company did not grant any Long-Term Incentive Plan (“LTIP”) Awards to Messrs. Schwartz, Gill, Barratt or Nunley, or to any other executive officer or to anyone else during fiscal year ended December 31, 2003. The table for reporting this information in this report has therefore been omitted.

Compensation of directors

At December 31, 2003, there were no arrangements, “standard” or otherwise, pursuant to which any director of the Company was compensated for any service he or she provided as a director, including, without limitation, any additional amounts payable to any director for committee participation or special assignments. During fiscal year ended December 31, 2003, there were no arrangements, including, without limitation, consulting contracts, pursuant to which any director of the Company was compensated for any service he or she provided as a director, and/or otherwise entered into in consideration of any director’s service on the Company’s Board of Directors.

Employment contracts and termination of employment and change-in-control arrangements

As disclosed in Note 12 to the above table, effective March 31, 2000, the Company terminated its employment contracts with Messrs. Gill, Barratt and Nunley. Since December 31, 2003, there are no employment contract between the Company and Mr. Schwartz.

Report on re-pricing of Options/SARs

During fiscal year ended December 31, 2003, the Company had no outstanding options or SARs

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans

As previously reported in the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002, the Company’s “1993 Employee Stock Purchase Plan” expired on December 31, 2001.

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

Security ownership of certain beneficial owners

The following table contains the name, address and other information regarding the holdings of any person or group who was known to the Company to be the beneficial owner of more than five percent (5.0%) of any class of the Company’s voting securities at December 31, 2003.

Security Ownership of Certain Beneficial Owners of Docucon, Incorporated at December 31, 2003

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock par value $0.01 per share	Edward P. Gistaro	217,078	5.84%

Security ownership of management

The following tables contain the name, address and other information regarding the holdings of any class of the Company’s voting securities by any director, nominee for director and executive officer at December 31, 2004, i.e., the most recent practicable date preceding the date of this report, and at December 31, 2003, respectively.

Security Ownership of Management of Docucon, Incorporated at December 31, 2003

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock par value $0.01 per share	Edward P. Gistaro Director, Chairman of the Board of Directors and member of Audit Committee	217,078	5.84%
	Robert W. Schwartz Director, President, Chief Executive Officer, Chief Financial Officer	164,667	4.43%
	Chauncey E. Schmidt Director, member of Audit Committee Directors and Executive Officers as a Group	21,333	0.57%
	Directors and Executive Officers as a Group	403,078	10.84%

Changes in control

As previously disclosed in the Company’s May 16, 2002 amended Definitive Proxy Statement under the heading “SUMMARY OF THE AGREEMENT AND PLAN OF MERGER,” subheading “Merger Consideration; Conversion of Securities,” and in the un-audited pro forma combined condensed financial statements of the Company and DVS and notes to them included in that proxy statement, if the Company’s then planned merger with DVS had been consummated, all issued and outstanding pre-merger shares of DVS’s common stock would have been canceled and converted into the right to receive 0.3737 shares of the Company’s authorized but previously unissued post-split common stock. This “exchange ratio” was agreed by the parties so that, immediately upon the consummation of the planned merger, the pre-merger common stockholders of DVS would hold 92.5% of the issued and outstanding post-split, post-merger common stock of the Company, and, correspondingly, the pre-merger common stockholders of the Company would hold 7.5% of the issued and outstanding post-split, post-merger common stock of the Company. As disclosed in Item 1 of this report, the merger was not consummated. At December 31, 2003, other than as disclosed with respect to the DVS Merger Agreement, there were no arrangements which might result in a change of control of the Company. Additional information regarding subsequent events in this regard is disclosed in Note 12 to the Company’s financial statements included in this report.

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

Parent or Subsidiary Company relationships

At December 31, 2003, the Company had no parent or subsidiary companies.

Transactions with promoters

At December 31, 2003, the Company had been organized for more than five years. Disclosure regarding transactions with promoters has therefore been omitted.

ITEM 13.

EXHIBITS.

Exhibits

The following exhibits are furnished as part of this report:

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees, audit-related fees, tax fees and all other fees

The following table contains information regarding aggregate fees billed by the Company’s former or current principal accountants for professional services, and assurance and related services, in each of the identified categories, in each of the Company’s fiscal years ended December 31, 2003 and 2002.

Principal Accountant Fees and Services Information for Docucon, Incorporated

	December 31, 2003	December 31, 2002
Audit Fees	$--	$--
Audit-Related Expenses	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$--	$--

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

DOCUCON, INCORPORATED

November 5, 2007	By:	/s/ Robert W. Schwartz
Robert W. Schwartz
President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 5, 2007	By:	/s/ Robert W. Schwartz
Robert W. Schwartz
President, Chief Executive Officer,
Chief Financial Officer
Director

November 5, 2007	By:	/s/ Edward P. Gistaro
Edward P. Gistaro
Director

November 5, 2007	By:	/s/ Chauncey E. Schmidt
Chauncey E. Schmidt
Director

30