Form 10KSB
period 2004-12-31
DOCUCON INC
filed 2007-11-07
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The issuer’s revenues for its most recent fiscal year, i.e., its fiscal year ended December 31, 2004, were --$0--.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2004
Common Stock, Par Value $0.01Per Share	243,918 Shares

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

8

Item 5. Market for Common Equity and Related Stockholder Matters

8

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 7. Financial Statements.

10

Balance Sheet as of December 31, 2004

11

Statements of Operations for the Years Ended December 31, 2004 & 2003,
and from January 1, 2001 to December 31, 2004

12
Statement of Stockholders’ Deficit from January 1, 2001 to December 31, 2004

Statements of Cash Flows for the Years Ended December 31, 2004 & 2003,
and from January 1, 2001 to December 31, 2004

14

Notes to Financial Statements

15

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

19

Item 8A. Controls and Procedures.

19

Item 8B. Other Information.

19

PART III

20

Item 9. Directors, Executive Officers, Promoters and Control Persons

Item 10. Executive Compensation

22

Item 11. Security Ownership of certain Beneficial Owners and Management

24

Item 12. Certain Relationships and Related Transactions

25

Item 13. Exhibits.

26

Item 14. Principal Accountant Fees and Services.

26

SIGNATURES

27

CAUTIONARY NOTE REGARDING LATE FILING OF THIS REPORT

This report is being filed substantially later than the date it was due to be filed as required by law. The due date of the filing of this report as required by law was March 31, 2005. Unless otherwise specifically identified, this comprehensive report herein contains information for the Company’s fiscal year ended December 31, 2004; therefore, the information contained in this report should be read with extreme caution. We anticipate that the Company’s subsequent annual reports on Form 10-KSB for the periods ended December 31, 2005, December 31, 2006 in comprehensive form will be filed with the United States Securities and Exchange Commission (“SEC”) on or before November 15, 2007.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). In particular, we direct your attention to Item 1. Description of Business; Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7 Financial Statements.

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

Although we believe that our expectations as expressed in forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. The Company’s actual results could be materially different from our expectations for many reasons.

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

Business plan post-abandoned merger with Digital Vision Systems, Inc.

When the DVS merger was abandoned, the Company resumed its efforts to engage in a merger or acquisition transaction with a different and more suitable candidate for the benefit of the Company’s stockholders and other constituents. Additional information regarding subsequent events in this regard is disclosed in Note 12 of the financial report.

Number of employees

At December 31, 2004 the Company had only one employee, its Chief Executive Officer.

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

Additional risk factors

At December 31 2004, the Company’s financial statements have been prepared assuming that it will continue as a going concern. The following are indicative but not exhaustive of the risk factors the Company has contended with and continues to contend with in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of its stockholders and other constituents.

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

ITEM 2.

DESCRIPTION OF PROPERTY

At December 31, 2004 the Company did not own, lease or otherwise hold an interest in any real property. The address of the Company’s principal executive offices for correspondence and other legal purposes is the unrelated business office address of the Company’s current President, Chief Executive Officer and Chief Financial Officer, Robert W. Schwartz. Mr. Schwartz does not charge the Company for its use of his business address.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year ended December 31, 2004.

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

The following table presents the range of high and low bid information for the Company’s common stock for each quarter within the Company’s fiscal years ended December 31, 2004 as quoted. The quotations presented also reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter/Period Ended	High Bid Price ($)	Low Bid Price ($)
Fiscal year ended December 31, 2004
First Quarter	--	--
Second Quarter	--	--
Third Quarter	--	--
Fourth Quarter	--	--

On May 23, 2003, the OTCBB stopped quoting information regarding the Company’s common stock because the Company became delinquent, and, at December 31, 2004, was still delinquent, in its reporting obligations under the Exchange Act. Since May 23, 2003, information regarding the Company’s common stock has been reported by the Pink Sheets LLC.

Holders

There were approximately 160 holders of record of the Company’s common stock at December 31, 2004, excluding those shares held by depository companies for certain beneficial owners.

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

Securities sold without registration

The Company did not sell any securities, with or without registering the securities under the Securities Act, during the period ended December 31, 2004.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our discussion and analysis refer extensively to the Company’s audited financial statements for fiscal years ended December 31, 2004 which are included in this report. Our discussion and analysis should be read closely in conjunction with these statements and the notes to them.

Comparison of results of operations for the years ended December 31, 2004 and 2003

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

The Company reported no revenues in fiscal year ended December 31, 2004. At December 31, 2004, there were no General and administrative expenses related to the operations of the Company.

Liquidity and capital resources

At December 31, 2004, the Company had no current assets and current liabilities remained unchanged, which totaled approximately $261,000. Liabilities included accounts payable for accounting, legal and transfer agent fees incurred to solicit proxies for and  to hold the June 18, 2002 special meeting of the Company’s stockholders discussed in detail in Item 4 of this report, accrued expenses of approximately $38,000 in settlement of amounts due under a business consulting agreement between the Company and a former employee and executive officer of the Company, and approximately $108,000 due under notes to two current directors of the Company. Unless the Company completes a merger or acquisition transaction with a suitable candidate, we doubt that it will be able to satisfy these liabilities.

The Company’s only potential source of liquidity is a merger or acquisition transaction with a suitable candidate. There is no guarantee this will occur. At December 31, 2004, the Company’s total liabilities exceeded its total assets by approximately $261,000

The Company’s financial statements have been prepared assuming that it will continue as a going concern. As disclosed in Item 1 of this report and above in this Item 6, the Company sold substantially all of its operating assets to TAB in May 2000, at which time it discontinued its document conversion business operations. The Company has not generated any revenue from any continued or new business operations since the TAB sale. The Company has incurred minimal general and administrative expenses in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

ITEM 7.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Docucon Incorporated

Latham, New York

We have audited the accompanying balance sheets of Docucon Incorporated (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and from January 1, 2001 to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon Incorporated (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from January 1, 2001 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered losses from operations; current liabilities exceed current assets, and the Company has an accumulated deficit of $10,632,599 for the years ended December 31, 2004, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

Henderson, Nevada

November 1, 2007

DOCUCON, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet as of December 31, 2004

ASSETS
2004
Current assets:
Other current assets	$--
Total current assets	--
Total assets	$--
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$114,655
Accrued expenses	37,834
Notes payable - related party	108,334
Total current liabilities	260,823

Total liabilities	260,823

Stockholders' deficit:
Preferred stock, $1.00 par value, 10,000,000 shares authorized -
Series A, 60 shares designated, 7 shares issued and outstanding,
Liquidation preference of $175,000.	7
Series B, 476,200 shares designated, 0 shares issued and outstanding,	--
Common stock $.01 par value, 25,000,000 shares authorized,
3,658,767 (243,918 split adjusted) shares issued and outstanding	2,439
Additional paid-in capital	10,373,566
Accumulated deficit	(10,071,822)
Accumulated deficit during the development stage	(560,777)
Treasury stock, at cost, 4,495 shares	(4,236)
Total stockholders' deficit	(260,823)
Total liabilities & stockholder’s deficit	--

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Statement of Operations

For the Years Ended December 31, 2004 and 2003, and from January 1,2001 to December 31, 2004

	2004	2003		January 1, 2001 to December 2004
Revenues	$--	$--		$--
Costs and expenses:
General and administrative	3,712	--		513,739
Depreciation and amortization	--	--		36,901
Total costs and expenses:	3,712	--		550,640
Operational loss
Other income (expense):
Loss on abandonment of fixed assets	--	--		(10,266)
Recovered funds	--	--		--
Interest expense	--	--		(719)
Interest income	--	--		848
Total other income (expense)	(3,712)	--		(10,137)
Net loss	(3,712)	--		(560,777)
Net loss applicable to common stockholders	(3,712)	--		(560,777)

Basic loss per common share	$(0.001)	$(0.00)	$
Weighted average number of common shares outstanding (split adjusted)	243,918	243,918

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders’ Deficit from January 1, 2001 to December 31, 2004

					Additional		Accumulated		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	deficit during	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	development stage	stock	Equity (deficit)
Balance, January 1, 2001	7	$7	243,918	$2,439	$10,265,389	$(10,071,822)	(422,241)	$(4,236)	$(230,464)
Balance, December 31, 2001	7	$7	243,918	$2,439	$10,265,389	$(10,071,822)	(422,241)	$(4,236)	$(230,464)
Forgiveness of previously accrued expenses & recovered funds					108,177				108,177
Net income loss							(134,824)		(134,824)
Balance, December 31, 2002	7	$7	243,918	$2,439	$10,373,566	$(10,071,822)	(557,065)	$(4,236)	$(257,111)
Net income loss						--	0
Balances, December 31, 2003	7	$7	243,918	$2,439	$10,373,566	$(10,071,822)	(557,065)	$(4,236)	$(257,111)
Net income loss						--	(3,712)		(3,712)
Balances, December 31, 2004	7	$7	243,918	$2,439	$10,373,566	$(10,071,822)	(560,777)	$(4,236)	$(260,823)

(1) The authorized common stock is 243,918 shares at $0.01 par value.  In February 2005, the Company effectuated a 1-for-15 reverse stock split which has been applied to these financial statements on retroactive basis.

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows for Years Ended December 31, 2004 & 2003, and from

January 1, 2001 to December 31, 2004

	December 31,	December 31,	January 1, 2001 to December 31
	2004	2003	2004

Cash flows from operating activities
Net income (loss)	$(3,712)	$--	(560,777)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	--	--	36,901
Loss on sale or abandonment of assets	--	--	10,266
Change in operating assets and liabilities:
Other current assets	3,712	--	7,351
Restricted cash and other assets	--	--	262,497
Accounts payable	--	--	122,976
Accrued expenses and other current liabilities	--	--	(222,741)
Net cash used in operating activities	--	--	(343,527)
Cash flows from investing activities
Proceeds from sale of property and equipment	--	--	500
Decrease in other assets	--	--	1,760
Net cash provided by investing activities	--	--	2,260
Cash flows from financing activities
Principal Payments Under Capital Lease Obligations	--	--	(5,280)
Additional Paid In Capital	--	--	108,177
Net Cash used in financing activities	--	--	102,897
Net increase (decrease) in cash and cash equivalents	--	--	(238,370)
Cash and cash equivalents, beginning of period	--	--	238370
Cash and cash equivalents, end of period	$--	$--	--

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

Furthermore, at December 31, 2004, the Company had an aggregate accumulated deficit of approximately $10,632,599 (accumulated deficit of $10,071,822 and accumulated deficit during the development stage of $560,777). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company had no revenue-producing operations and hence no revenue from operations for the reporting period ended December 31, 2004.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment applying a fair-value based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company adopted both statements on January 1, 2002. The Company believes the adoption of these statements had no material effect on the Company’s financial position or results of operations for fiscal year ended December 31, 2004.

FASB subsequently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 144 supersede the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of,” and will take effect during the Company’s fiscal year ended December 31, 2004. At that time, the Company will ensure existing policies are consistent with the provisions of SFAS No. 144. Management does not anticipate that the adoption of any other recent pronouncements will have a significant effect on earnings or the financial position of the Company.

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

Note 5. Notes payable

In September 1999, two directors of the Company made advances to the Company totaling $325,000. The Company’s obligation to repay these advances is evidenced by two notes payable. The balance due under these notes payable at December 31, 2004 totaled $108,334. See Note 12 “Subsequent events.”

Note 6. Other balance sheet items

Current liabilities at December 31, 2004, which totaled approximately $261,000, included accounts payable for accounting, legal and transfer agent fees incurred to solicit proxies for and hold the June 18, 2002 special meeting of the Company’s stockholders discussed above, accrued expenses of $37,834 in settlement of amounts due under a business consulting agreement between the Company and a former employee and executive officer of the Company, and $108,334 due under the two notes payable discussed above. Unless the Company completes a merger or acquisition transaction with a suitable candidate, it is doubtful that the Company will be able to satisfy these liabilities.

Note 7. Leases

At December 31, 2004, the Company had no operating leases.

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

Note 9. Stockholders’ Deficit

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series A Convertible Preferred Stock provides that each share of the Company’s Series A Convertible Preferred Stock ($25,000 stated value) is convertible into 8,333 shares of common stock (approximately 556 shares on a split-adjusted basis) and earns cash dividends of eleven percent (11.0%) per year. Each share of Series A Convertible Preferred Stock is entitled to vote the equivalent of 8,333 (approximately 556 shares on a split-adjusted basis) common shares and has a liquidation preference of $25,000 per share. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series A Convertible Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2004, cumulative undeclared dividends on the seven shares of the Company’s Series A Convertible Preferred Stock then issued and outstanding were approximately $236,500 and $217,250, respectively. As the cumulative dividends are undeclared, they have not been recorded as a reduction of the Company’s equity. In August 2002, in connection with the Company’s then proposed and subsequently abandoned merger with DVS, the Company and the holders of the Company’s Series A Convertible Preferred Stock entered into agreements which would have resulted in the surrender and cancellation of all issued and outstanding shares of such preferred stock, and the release of the Company from any obligation to declare or pay any accrued dividends on such preferred stock. For all intents and purposes, these agreements were contingent upon the consummation of the Company’s proposed merger with DVS, which, as stated above, did not occur. See Note 13 “Subsequent events.”

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2004 a there were no issued and outstanding shares of such preferred stock.

The authorized common stock is 243,918 shares at $0.01 par value.  In February 2005, the Company effectuated a 1-for-15 reverse stock split which has been applied to these financial statements on retroactive basis.  See Note 12, “Subsequent Events.”

Note 10. Income taxes

At December 31, 2004, the Company had, subject to the limitations discussed below, net operating loss carryforwards for tax purposes of approximately $10,632,599. These loss carryforwards are available to reduce future taxable income and will expire during this fiscal year and through 2021 if not utilized.

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under SFAS No. 109. In light of these uncertainties, no valuation allowance has been established or reported in the Company’s financial statements for fiscal year ended December 31, 2004.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Management’s quarterly report regarding internal disclosure controls and procedures

Beginning in the fiscal year ended December 31, 2002, we became obligated to establish and maintain adequate internal disclosure controls and procedures. We also became obligated to evaluate, on a quarterly basis, the effectiveness of the Company’s internal disclosure controls and procedures, and to disclose the results of those periodic evaluations in the quarterly and annual reports we file under the Exchange Act from that date forward.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and executive officers

At December 31, 2004, the names, ages, positions of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
Edward P. Gistaro	69	Director, Chairman of the Board of Directors, member of Audit Committee Mr. Gistaro is an “independent director” as defined by Rule 4200(A)(15) of the NASD.

Robert W. Schwartz	59	Director
		President, Chief Executive Officer, Chief Financial Officer

Chauncey E. Schmidt	71	Director, member of Audit Committee

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

Significant employees

As disclosed in Item 1 of this report, at December 31, 2004, and as of the date of this report, the Company had no full or part-time employees with the exception of its non paid Chief Executive Officer.

Family relationships

During fiscal year ended December 31, 2004, there were no family relationships among the Company’s directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in certain legal proceedings

During fiscal year ended December 31, 2004, and otherwise during the five years immediately preceding the date of this report, none of following events occurred that were or are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company: any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), or the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Based upon information provided to the Company by its directors, executive officers and persons holding more than 10% of any class of its equity securities; we believe that each executive officer and director has not currently or in the past disclosed timely its beneficial ownership as defined under the beneficial reporting exchange act.

Code of Ethics

As of December 31, 2004, the Company had not adopted a code of ethics that applied to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. As of December 31, 2004, the Company had not adopted such a code of ethics because it was then not yet required to do so in order for the OTCBB to continue listing quotations in its common stock. Subsequently, when on May 23, 2003 the OTCBB stopped listing quotations in the Company’s stock as disclosed in Item 5 of this report, the matter was temporarily rendered moot.

As disclosed in Item 1 of and elsewhere throughout this report, the Company has had no business operations since selling substantially all of its operating assets to TAB in May 2000. At all times since December 31, 2001, the Company has intended to adopt a code of ethics before resuming business operations or before seeking to have its common stock listed on a national exchange or in a national market, whichever is to occur first.

ITEM 10.

EXECUTIVE COMPENSATION

Summary

The Company awarded no executive compensation during fiscal year ended December 31, 2004. The information summarized in the table below is for the “named executive officers” Robert W. Schwartz, who, at December 31, 2004, was the Company’s President, Chief Executive Officer and Chief Financial Officer, and the Company’s only executive officer; and Douglas P. Gill, Warren D. Barratt and Paul N. Nunley, who, at December 31, 2002, were former executive officers of the Company and the only persons other than Mr. Schwartz who, at December 31, 2004, qualified as executive officers of the Company for whom disclosure is required by Item 402 of Regulation S-B.

Summary Compensation Table for Docucon, Incorporated

Name and Principal Position	Year (Dec 31st)				Long-Term Compensation
		Annual Compensation			Awards		Payouts
		Salary	Bonus ($)	Other Annual Compensation ($) [10]	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation ($)
Robert W. Schwartz, President, Chief Executive Officer, Chief Financial Officer	2004	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0
Douglas P. Gill, Former director, former President, former Chief Executive Officer	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
Warren D Barratt Former Sr. Vice President, Chief Financial Officer, Treasurer	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Paul M. Nunley Former Vice President, Operations and technology	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Option/SAR grants in last fiscal year

The Company did not grant any options or SARs to Messrs. Schwartz, Gill, or to any other executive officer or to anyone else during fiscal year ended December 31, 2004.The table for reporting this information in this report has therefore been omitted.

Aggregate Option/SAR exercises in last fiscal year and FY-End Option/SAR values

At December 31, 2004, the Company had no outstanding options or SARs. The table for reporting this information in this report has therefore been omitted.

Long-Term Incentive Plans – awards in last fiscal year

The Company did not grant any Long-Term Incentive Plan (“LTIP”) Awards to Messrs. Schwartz, or to any other executive officer or to anyone else during fiscal year ended December 31, 2004. The table for reporting this information in this report has therefore been omitted.

Compensation of directors

At December 31, 2004, there were no arrangements, “standard” or otherwise, pursuant to which any director of the Company was compensated for any service he or she provided as a director, including, without limitation, any additional amounts payable to any director for committee participation or special assignments. During fiscal year ended December 31, 2004, there were no arrangements, including, without limitation, consulting contracts, pursuant to which any director of the Company was compensated for any service he or she provided as a director, and/or otherwise entered into in consideration of any director’s service on the Company’s Board of Directors.

Employment contracts and termination of employment and change-in-control arrangements

As disclosed in Note 12 to the above table, effective March 31, 2000, the Company terminated its employment contracts with Messrs. Gill, Barratt and Nunley. At December 31, 2004, there was no employment contract between the Company and Mr. Schwartz.

Report on re-pricing of Options/SARs

During fiscal year ended December 31, 2004, the Company had no outstanding options or SARs

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

Security ownership of certain beneficial owners

The following table contains the name, address and other information regarding the holdings of any person or group who was known to the Company to be the beneficial owner of more than five percent (5.0%) of any class of the Company’s voting securities at December 31, 2004.

Security Ownership of Certain Beneficial Owners of Docucon, Incorporated at December 31, 2004

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock par value $0.01 per share	Edward P. Gistaro	217,078	5.84%

Security ownership of management

The following tables contain the name, address and other information regarding the holdings of any class of the Company’s voting securities by any director, nominee for director and executive officer at December 31, 2004, i.e., the most recent practicable date preceding the date of this report, and at December 31, 2004, respectively.

Security Ownership of Management of Docucon, Incorporated at December 31, 2004

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

Changes in control

As previously disclosed in the Company’s May 16, 2002 amended Definitive Proxy Statement under the heading “SUMMARY OF THE AGREEMENT AND PLAN OF MERGER,” subheading “Merger Consideration; Conversion of Securities,” and in the un-audited pro forma combined condensed financial statements of the Company and DVS and notes to them included in that proxy statement, if the Company’s then planned merger with DVS had been consummated, all issued and outstanding pre-merger shares of DVS’s common stock would have been canceled and converted into the right to receive 0.3737 shares of the Company’s authorized but previously unissued post-split common stock. This “exchange ratio” was agreed by the parties so that, immediately upon the consummation of the planned merger, the pre-merger common stockholders of DVS would hold 92.5% of the issued and outstanding post-split, post-merger common stock of the Company, and, correspondingly, the pre-merger common stockholders of the Company would hold 7.5% of the issued and outstanding post-split, post-merger common stock of the Company. As disclosed in Item 1 of this report, the merger was not consummated. At December 31, 2002, other than as disclosed with respect to the DVS Merger Agreement, there were no arrangements which might result in a change of control of the Company. Additional information regarding subsequent events in this regard is disclosed in note 12 in the notes to the Company’s financial statements included in this report.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As disclosed in Item 1 of this report, the Company’s planned merger with DVS was not consummated. As a result, Messrs. Schwartz, Gistaro, Schmidt did not receive further cash or share considerations. Additional information regarding subsequent events in this regard is disclosed in Item 13 of this report and also in the notes to the Company’s financial statements included in this report.

Parent or Subsidiary Company relationships

At December 31, 2004, the Company had no parent or subsidiary Company’s.

Transactions with promoters

At December 31, 2004, the Company had been organized for more than five years. Disclosure regarding transactions with promoters has therefore been omitted.

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

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees, audit-related fees, tax fees and all other fees

The following table contains information regarding aggregate fees billed by the Company’s former or current principal accountants for professional services, and assurance and related services, in each of the identified categories, in each of the Company’s fiscal years ended December 31, 2004 and 2003.

Principal Accountant Fees and Services Information for Docucon, Incorporated

	December 31, 2004	December 31, 2003

Audit Fees	$--	$--
Audit-Related Expenses	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$--	$--

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

29