Form 10KSB
period 2006-12-31
DOCUCON INC
filed 2007-11-07
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year, i.e., its fiscal year ended December 31, 2006, were --$0--. The issuer’s revenues for its previous fiscal year ended December 31, 2005 covered by this report were also --$0--.

After giving effect to a 1:15 reverse split of the issuer’s common stock which reverse split became effective on February 7, 2005, the issuer’s had 243,918 shares of its common stock issued and outstanding as of September 30, 2007.

DOCUCON, INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-KSB

CAUTIONARY NOTE REGARDING LATE FILING OF THIS REPORT

3

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

3

PART I

4

Item 1. Description of Business.

4

Item 2. Description of Property

6

Item 3. Legal Proceedings

6

Item 4. Submission of Matters to a Vote of Security Holders

7

PART II

9

Item 5. Market for Common Equity and Related Stockholder Matters

9

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 7. Financial Statements.

12

Balance Sheets as of December 31, 2006 and 2005

13

Statements of Operations for the Years Ended December 31, 2006 & 2005,

and from January 1, 2001 to December 31, 2006.

14

Statement of Stockholders’ Deficit from January 1, 2001 to December 31, 2006

15

Statements of Cash Flows for the Years Ended December 31, 2006 & 2005,

and from January 1, 2001 to December 31, 2006.

16

Notes to Financial Statements

17

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

23

Item 8A. Controls and Procedures.

23

Item 8B. Other Information.

23

PART III

24

Item 9. Directors, Executive Officers, Promoters and Control Persons

24

Item 10. Executive Compensation

26

Item 11. Security Ownership of Certain Beneficial Owners and Management

27

Item 12. Certain Relationships and Related Transactions

28

Item 13. Exhibits.

29

Item 14. Principal Accountant Fees and Services.

29

SIGNATURES

30

CAUTIONARY NOTE REGARDING LATE FILING OF THIS REPORT

This report is being filed substantially later than the date it was due to be filed as required by law. The due date of the filing of this report as required by law was March 31, 2007. Unless otherwise specifically identified, this comprehensive report herein contains information for the Company’s fiscal year ended December 31, 2005 and December 31 2006, which is the most recent fiscal year as of October 31, 2007. Therefore, the information contained in this report should be read with extreme caution. We anticipate that the Company’s quarterly reports on Form 10-QSB for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 will be filed with the United States Securities and Exchange Commission (“SEC”) on or about November 15, 2007.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Business development history

Docucon, Incorporated (the “Company”)1 was incorporated under the laws of the State of Delaware on October 11, 1988 and is the successor by merger to a Texas corporation organized in 1986. In May 2000, the Company sold substantially all of its operating assets to TAB Products Co. (“TAB”). Before it sold substantially all of its operating assets to TAB, the Company was in the business of converting paper documents into electronic files for storage and archive purposes.

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

The proposed merger was subject to many conditions. Importantly among them, DVS was to obtain $2.5 million additional operating capital before the merger was consummated. Between September 30, 2002 and December 31, 2002, it became clear that DVS would not obtain the required operating capital. As a result, the Company terminated the DVS Merger Agreement and the merger contemplated by it was abandoned. Subsequently, the Company will no longer disclose or refer to the DVS transaction in its quarterly or annual reports as it has previously disclosed it in its annual reports for the periods ended December 31, 2002, December 31, 2003 and December 31, 2004 as well as in this comprehensive report for the periods ended December 31, 2005 and December 31, 2006.

______________

1 When the words “we,” “us,” and, possessively, “our” are used in this report, they refer to the Company’s management. As mentioned throughout this report, and disclosed in detail in Item 13 of this report under the heading “Subsequent events,” effective when the market opened for trading on February 7, 2005, the Company implemented a 1:15 reverse split of its issued and outstanding common stock. As a result of this reverse split, holders of record of the Company’s issued and outstanding common stock on January 31, 2005 were entitled to receive one (1) share of the Company’s previously authorized but un-issued common stock (each a “post-split” common share), in exchange for every fifteen (15) shares of the Company’s issued and outstanding common stock (each a “pre-split” common share) held by them. When necessary in this report, the Company has used the terms “pre-split” and “post-split” to distinguish between shareholdings before and after this 1:15 reverse split, and the term “split-adjusted basis” to reflect the adjustment of any numeric data to reflect its implementation. When the Company’s common stock is referred to without modification by the terms “pre-split” or “post-split,” reference is being made to the Company’s pre-split common stock.

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

Number of employees

At December 31, 2006 and on the date of this report, the Company had only one employee, its Chief Executive Officer.

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

Additional risk factors

At December 31 2006, the Company’s financial statements have been prepared assuming that it will continue as a going concern. The following are indicative but not exhaustive of the risk factors the Company has contended with and continues to contend with in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of its stockholders and other constituents.

THE COMPANY MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

The Company sold substantially all of its operating assets in May 2000, at which time it discontinued business operations. The Company has not generated any revenue from any continued or new business operations since this sale.

THE COMPANY MAY NOT SUCCEED IN ITS EFFORTS TO ENGAGE IN A MERGER OR ACQUISITION.

The Company’s only potential source of liquidity is a merger or acquisition transaction with a suitable candidate. There is no guarantee this will occur. As disclosed elsewhere in this report and in the companies annual reports for the periods ended December 31, 2002, December 31, 2003 and December 31, 2004, since May 2000 the Company has been a party to two potential merger transactions, neither of which was consummated. As disclosed in an 8-K on October 1, 2007, on September 21, 2007 the Company entered into a proposed transaction to acquire My EDGAR, Inc., a provider of a full range of financial reporting, print fulfillment and shareholder communication tools to public companies, funds and pre-public companies.

THE COMPANY FACES RISKS ASSOCIATED WITH ACQUISITIONS GENERALLY.

Even if the Company succeeds in its efforts to engage in the proposed transaction with My EDGAR, Inc. for the benefit of its stockholders and other constituents, it faces risks. Benefits expected from a future acquisition may not be realized. Instead, an acquisition may have a material adverse effect on the Company’s future potential operating results. In connection with a future acquisition, the Company may incur debt or issue equity securities to dilutive effect. Any consideration paid or exchanged by the Company for acquired business operations may significantly exceed the fair value of the net assets acquired. If that were to be the case, material impairment charges would be recorded, which, in turn, would result in material reductions of earnings in future periods.

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

ITEM 2.

DESCRIPTION OF PROPERTY

At December 31, 2006 and as of the date of this report, the Company did not own, lease or otherwise hold an interest in any real property. The address of the Company’s principal executive offices for correspondence and other legal purposes is the unrelated business office address of the Company’s current President, Chief Executive Officer and Chief Financial Officer, Robert W. Schwartz. Mr. Schwartz does not charge the Company for its use of his business address.

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

Except as otherwise disclosed herein above in Item 3, the Company does not anticipate further disclosure of the TAB escrow fund or the DOD voluntary disclosure program as both the term limits for each have surpassed and all fund under escrow were disbursed accordingly to the 2001 agreement.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters was submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year ended December 31, 2006.

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

With the exception of the approval and adoption of the Company’s 2002 Non-Qualified Stock Option Plan, the matters submitted for vote to the Company’s common and preferred stockholders were directly or indirectly related to the Company’s desire to consummate its then planned merger with DVS. As disclosed in Item 1 of this report, the merger was not consummated. As a result, the Company’s Board of Directors did not implement the approved 1:15 reverse split of the Company’s issued and outstanding common stock until February 7, 2005; it did not affect the approved amendment to the Company’s Articles of Incorporation to change its name; nor did the seven elected directors assume their seats on the Company’s Board of Directors.1

1

It should also be noted that the Company’s pre-election Board of Directors did not increase the size of the Company’s Board of Directors from five members to seven members.

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

On May 23, 2003 the OTCBB stopped quoting information regarding the Company’s common stock because the Company became delinquent, and, at December 31, 2006, was still delinquent, in its reporting obligations under the Exchange Act. Since May 23, 2003, information regarding the Company’s common stock has been reported by the Pink Sheets LLC.

The following table presents the range of high and low bid information for the Company’s common stock for each quarter within the Company’s fiscal years ended December 31, 2006 and 2005 as quoted by the Pink Sheets, LLC. electronic exchange (symbol DCCN). The quotations presented have been adjusted to reflect a 1:15 reverse split of the Company’s outstanding common stock which became effective on February 7, 2005. The quotations presented also reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter/Period Ended	High Bid Price ($)	Low Bid Price ($)
Fiscal year ended December 31, 2006
First Quarter	0.12	0.06
Second Quarter	0.18	0.07
Third Quarter	0.15	0.15
Fourth Quarter	0.15	0.15
Fiscal year ended December 31, 2005
First Quarter	0.80	0.15
Second Quarter	0.17	0.17
Third Quarter	0.12	0.12
Fourth Quarter	0.12	0.12

Holders

There were approximately 160 holders of record of the Company’s common stock at December 31, 2006, excluding those shares held by depository companies for certain beneficial owners.

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

Securities sold without registration

The Company did not sell any securities, with or without registering the securities under the Securities Act, during its most recently completed fiscal year, i.e., its fiscal year ended December 31, 2006, or during the previous three fiscal years ended December 31, 2005, December 31, 2004, December 31, 2003 respectfully; additionally subsequent to the period December 31, 2006 through the filing of this report the Company did not sell any securities, with or without registering the securities.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our discussion and analysis refer extensively to the Company’s financial statements for fiscal years ended December 31, 2006 and 2005 which are included in this report. Our discussion and analysis should be read closely in conjunction with these statements and the notes to them.

Comparison of results of operations for the years ended December 31, 2006 and 2005

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

The Company reported no revenues or incurred and expenses for the fiscal years ended December 31, 2006 and December 31, 2005.

At December 31, 2006, carried forward liabilities from preceding years totaled approximately $261,000, primarily made up of legal, compliance and proxy solicitation fees. At the time of this report the Company, through one of its Directors, settled $37,731 in unpaid legal services for the past two fiscal years for a total amount of $15,000 in previous transfer agency related expenses for $4,000. The Company reported no revenues in fiscal year ended December 31, 2006.

Liquidity and capital resources

Current liabilities at December 31, 2006, remained unchanged, which totaled approximately $261,000, included accounts payable for accounting, legal and transfer agent fees incurred to solicit proxies for and hold the June 18, 2002 special meeting of the Company’s stockholders discussed in detail in Item 4 of this report. Accrued expenses of approximately $38,000 were in settlement of amounts due under a business consulting agreement between the Company and a former employee and executive officer of the Company, and approximately $108,000 were due under notes to two current directors of the Company. Unless the Company completes a merger or acquisition transaction with a suitable candidate, we doubt that it will be able to satisfy these liabilities.

The Company’s only potential source of liquidity is a merger or acquisition transaction with a suitable candidate. There is no guarantee this will occur. At December 31, 2006, the Company’s total liabilities exceeded its total assets by approximately $261,000.

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

ITEM 7.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Docucon Incorporated

Latham, New York.

We have audited the accompanying balance sheets of Docucon Incorporated (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and from January 1, 2001 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Docucon Incorporated (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from January 1, 2001 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered losses from operations; current liabilities exceed current assets, and the Company has an accumulated deficit of $10,632,599 for the years ended December 31, 2006 and 2005, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

Henderson, Nevada

November 1, 2007

DOCUCON, INCORPORATED

(A Development Stage Company)

Balance Sheets

as of December 31, 2006 and 2005

ASSETS
	2006	2005
Current assets:
Cash and cash equivalents	$--	$--
Total current assets	--	--
Total Assets	--	--
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$114,655	$114,655
Accrued expenses	37,834	37,834
Notes payable - related party	108,334	108,334
Total current liabilities	260,823	260,823
Stockholders' deficit:
Preferred stock, $1.00 par value, 10,000,000 shares authorized -
Series A, 60 shares designated, 7 shares issued and outstanding,
liquidation preference of $175,000.	7	7
Series B, 476,200 shares designated, 0 shares issued and outstanding,	--	--
Common stock $.01 par value, 25,000,000 shares authorized,
243,918 shares issued and outstanding	2,439	2,439
Additional paid-in capital	10,373,566	10,373,566
Accumulated deficit	(10,071,822)	(10,071,822)
Accumulated deficit during the development stage	(560,777)	(560,777)
Treasury stock, at cost, 4,495 shares	(4,236)	(4,236)
Total stockholders' deficit	(260,823)	(260,823)
Total liabilities and stockholders deficit	$(0)	$(0)

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A Development Stage Company)

Statements of Operations

For the Years Ended December 31, 2006 & 2005, and from January 1, 2001 to December 31, 2006

	2006	2005	January 1, 2001 to December 2006
Revenues	$--	$--	$--
Costs and expenses:
General and administrative	--	--	513,739
Depreciation and amortization	--	--	36,901
Total costs and expenses:	--	--	550,640
Operational loss
Other income (expense):
Loss on abandonment of fixed assets	--	--	(10,266)
Interest expense	--	--	(719)
Interest income	--	--	848
Total other income (expense)	--	--	(10,137)
Net loss	--	--	(560,777)
Net loss applicable to common stockholders	--	--	(560,777)
Basic loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding (split adjusted)	243,918	243,918

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A Development Stage Company)

Statement of Stockholders’ Deficit

From January 1, 2001 to December 31, 2006

	Preferred Stock		Common Stock					Accumulated deficit
	Shares	Amount	Shares	Amount		Additional Paid-in capital	Accumulated deficit	during development stage	Treasury stock	Total Stockholders’ Deficit
Balance, January 1 2001	7	$7	243,918	$2,439	(1)	$10,265,389	$(10,071,822)	(422,241)	$(4,236)	$(230,464)
Balance, December 31, 2001	7	7	243,918	2,439		10,265,389	(10,071,822)	(422,241)	(4,236)	(230,464)
Forgiveness of previously accrued expenses & recovered funds						108,177				108,177
Net income loss								(134,824)		(134,824)
Balance, December 31, 2002	7	$7	243,918	$2,439		$10,373,566	$(10,071,822)	(557,065)	$(4,236)	$(257,111)
Net income loss							--	0
Balances, December 31, 2003	7	$7	243,918	$2,439		$10,373,566	$(10,071,822)	(557,065)	$(4,236)	$(257,111)
Net income loss							--	(3,712)		(3,712)
Balances, December 31, 2004	7	$7	243,918	$2,439		$10,373,566	$(10,071,822)	(560,777)	$(4,236)	$(260,823)
Net income loss								0
Balances, December 31, 2005	7	$7	243,918	$2,439		$10,373,566	$(10,071,822)	(560,777)	$(4,236)	$(260,823)
Net income loss								0
Balances, December 31, 2006	7	$7	243,918	$2,439		$10,373,566	$(10,071,822)	(560,777)	$(4,236)	$(260,823)

(1)  The authorized common stock is 243,918 shares at $0.01 par value.  In February 2005, the Company effectuated a 1-for-15 reverse stock split which has been applied to these financial statements on retroactive basis.

DOCUCON, INCORPORATED

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended December 31, 2006 & 2005, and from January 1, 2001 to December 31, 2006

	December 31,	December 31,	January 1, 2001to December 31
	2006	2005	2006
Cash flows from operating activities
Net income (loss)	$	$--	$(560,777)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	--	--	36,901
Loss on sale or abandonment of assets		--	10,266
Change in operating assets and liabilities:
Other current assets	--	--	7,351
Restricted cash and other assets	--	--	262,497
Accounts payable	--	--	122,976
Accrued expenses and other current liabilities	--	--	(222,741)
Net cash used in operating activities	--	--	(343,527)
Cash flows from investing activities
Proceeds from sale of property and equipment	--	--	500
Decrease in other assets	--	--	1,760
Net cash provided by investing activities	--	--	2,260
Cash flows from financing activities
Principal Payments Under Capital Lease Obligations	--	--	(5,280)
Additional Paid In Capital	--	--	108,177
Net Cash used in financing activities	--	--	102,897
Net increase (decrease) in cash and cash equivalents	--	--	(238,370)
Cash and cash equivalents, beginning of period	--	--	238,370
Cash and cash equivalents, end of period	$--	$--	$--

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

After it sold substantially all of its operating assets to TAB, the Company discontinued its document conversion business operations. As of December 31, 2000 the company reverted to a development stage in accordance to Statement of  Accounting Standards No. 7. The Company has not generated any revenue from any continued business operations since the TAB sale. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue the business plan management adopted as a result of the TAB sale. At all times since the TAB sale, that business plan has been to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

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

The proposed merger was subject to many conditions. Importantly among them, DVS was to obtain $2.5 million additional operating capital before the merger was consummated. Between September 30, 2002 and December 31, 2002, it became clear that DVS would not obtain the required operating capital. Moreover, between June 18, 2002 and December 31, 2002, DVS suffered serious business reversals. As a result, in January 2003, it discontinued its business operations and terminated its employees. Contemporaneously, DVS’s creditors seized its then remaining assets. For all intents and purposes, the seizure of DVS’s remaining assets was equivalent to its forcible and permanent liquidation.

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

Furthermore, at December 31, 2006, the Company had an aggregate accumulated deficit of approximately $10,632,599 (accumulated deficit of $10,071,822 and accumulated deficit during the development stage of $560,777). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to mitigate these adverse conditions and events include:

Since the DVS merger was abandoned, the Company has focused its efforts on engaging in a merger or acquisition transaction with a different and more suitable candidate for the benefit of the Company’s stockholders and other constituents. See Note 10 “Subsequent events.”

Note 2. Summary of significant accounting policies

Cash and Cash Equivalents

The Company has maintained a minimal cash balance with financial institutions that has not exceeded insured limits during the reporting period. The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company had no revenue-producing operations and hence no revenue from operations for the reporting periods ended December 31, 2006 and 2005.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections” - a Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements" ("SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company).

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the benefit of a tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, by a taxing authority having full knowledge of all relevant information. We do not expect FIN 48 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.

The above pronouncements are not currently expected to have a material effect on our financial statements.

Note 3. Impairment of long-lived assets

As stated above, the Company had furniture, fixtures and computer hardware being held for disposal at a book value of approximately $10,000. They were abandoned in the fourth quarter of fiscal year ended December 31, 2001, and, therefore, their book value has been written off. At December 31, 2006 and 2005, the Company had no other long-lived assets.

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

Note 5. Notes payable

In September 1999, two directors of the Company made advances to the Company totaling $325,000. The Company’s obligation to repay these advances is evidenced by two notes payable. The balance due under these notes payable at December 31, 2006 and December 31, 2005 totaled $108,334. Subsequent to the period ended December 31, 2006 the Company entered into a settlement agreement on September 30, 2007 with the note holders to forgive the amounts due under the two notes payable in exchange for common shares of the Company. See Note 10 “Subsequent events.”

Note 6. Preferred stock and common stock

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series A Convertible Preferred Stock provides that each share of the Company’s Series A Convertible Preferred Stock ($25,000 stated value) is convertible into 8,333 shares of common stock (approximately 556 shares on a split-adjusted basis) and earns cash dividends of eleven percent (11.0%) per year. Each share of Series A Convertible Preferred Stock is entitled to vote the equivalent of 8,333 (approximately 556 shares on a split-adjusted basis) common shares and has a liquidation preference of $25,000 per share. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series A Convertible Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2006 and 2005, cumulative undeclared dividends on the seven shares of the Company’s Series A Convertible Preferred Stock then issued and outstanding were approximately $236,500 and $217,250, respectively. As the cumulative dividends are undeclared, they have not been recorded as a reduction of the Company’s equity. In August 2002, in connection with the Company’s then proposed and subsequently abandoned merger with DVS, the Company and the holders of the Company’s Series A Convertible Preferred Stock entered into agreements which would have resulted in the surrender and cancellation of all issued and outstanding shares of such preferred stock, and the release of the Company from any obligation to declare or pay any accrued dividends on such preferred stock. For all intents and purposes, these agreements were contingent upon the consummation of the Company’s proposed merger with DVS, which, as stated above, did not occur. See Note 10 “Subsequent events.”

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2006 and 2005, there were no issued and outstanding shares of such preferred stock.

The Company has never declared or paid any cash dividends on its common stock.

Note 7. Income taxes

At December 31, 2006 and 2005, the Company had, subject to the limitations discussed below, net operating loss carry forwards for tax purposes of approximately $10,632,599 These loss carry forwards are available to reduce future taxable income and will expire during this fiscal year and through 2021 if not utilized.

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under SFAS No. 109. In light of these uncertainties, no valuation allowance has been established or reported in the Company’s financial statements for fiscal years ended December 31, 2006 and 2005.

Note 8. Other contingency

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

Note 9. Weighted average common shares outstanding

For the years ended December 31, 2006 and 2005, weighted average common shares outstanding applicable to earnings (loss) per common share were 3,658,767 and 3,658,767, respectively (243,918 and 243,918, respectively, on a split-adjusted basis).

The authorized common stock is 243,918 shares at 0.01 par value. In February 2005, the Company effectuated a 1-for-15 reverse stock split which has been applied to these financial statements on retroactive basis

For the years ended December 31, 2006 and 2005, there were no outstanding options or warrants to purchase shares of the Company’s common stock.

Common shares of 58,331 (approximately 3,889 on a split-adjusted basis) issuable upon the potential conversion of Company’s Series A Convertible Preferred Stock as of December 31, 2006 were not included in the computation of diluted earnings (loss) per common share because they were anti-dilutive.

Note 10. Subsequent events

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

Under the terms of the Letter of Intent, Docucon will exchange 100% of the common shares of My EDGAR for 97% of the total issued and outstanding of Docucon upon closing. The total amount of issued and outstanding shares of both Docucon and My EDGAR are subject to adjustments, splits, or reverse splits prior to close or at close of definitive merger agreement.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 28, 2007, the Company retained the accounting firm of De Joya Griffith & Company, LLC to serve as its principal independent accountant to review or audit, as the case may be, its financial statements beginning with fiscal year ended December 31, 2002. Before its engagement as the Company’s principal independent accountant, the Company did not consult with De Joya Griffith & Company, LLC regarding the application of accounting principles to a specific transaction; or the type of audit opinion that might be rendered on the Company’s financial statements; or regarding any matters that were the subject of any disagreement between the Company and any of its former principal independent accountants.

ITEM 8A.

CONTROLS AND PROCEDURES

Management’s annual report regarding internal disclosure controls and procedures

Beginning in the fiscal year ended December 31, 2005, we became obligated to establish and maintain adequate internal disclosure controls and procedures. We also became obligated to evaluate, on a quarterly basis, the effectiveness of the Company’s internal disclosure controls and procedures, and to disclose the results of those periodic evaluations in the quarterly and annual reports we file under the Exchange Act from that date forward.

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

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and executive officers

At December 31, 2006, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
Edward P. Gistaro	71	Director, Chairman of the Board of Directors, member of Audit Committee Mr. Gistaro is an “independent director” as defined by Rule 4200(A)(15) of the NASD.
Robert W. Schwartz	61	Director
		President, Chief Executive Officer, Chief Financial Officer
Chauncey E. Schmidt	73	Director, member of Audit Committee

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

Special note regarding contingently elected directors and nominees for executive office

As disclosed in Item 4 of this report, a special meeting of the stockholders of the Company was held on June 18, 2002. At that meeting, the Company’s stockholders “contingently” elected seven directors to its Board of Directors for staggered terms of one to three years, pending the Company’s pre-election Board of Directors resolving to increase the size of the Company’s Board of Directors from five members to seven members. Two of the Company’s nominees were current members of the Company’s Board of Directors. Five of the Company’s nominees were designees of DVS. The Company’s amended Definitive Proxy Statement on Schedule 14A for that meeting also disclosed that the Company’s contingently elected directors intended to elect/appoint certain individuals to executive offices once their election became non-contingent.

Also as disclosed in Item 4 of this report, the increase of the size of the Company’s Board of Directors from five members to seven members by the Company’s pre-election Board of Directors; the succession to office of the seven elected directors; and the election/appointment of new executive officers by the Company’s post-election Board of Directors; were all contingent upon the consummation of the Company’s then planned merger with DVS. As disclosed in Item 1 of this report, the merger was not consummated. As a result, the Company’s pre-election Board of Directors did not increase the size of the Company’s Board of Directors from five members to seven members; the seven elected directors did not assume their seats on the Company’s Board of Directors; and the Company’s post election Board of Directors did not elect/appoint new executive officers.

Regardless of the foregoing, the table above and the narrative biographical information below include information regarding all directors and executive officers who were serving in those capacities, or contingently elected or nominated to serve in those capacities, at December 31, 2006.

Significant employees

As disclosed in Item 1 of this report, at December 31, 2006, and as of the date of this report, the Company had no full- or part-time employees with the exception of its non paid Chief Executive Officer.

Family relationships

During fiscal years ended December 31, 2006 and 2005, and as of the date of this report, there were no family relationships among the Company’s directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in certain legal proceedings

During fiscal years ended December 31, 2006 and 2005, and otherwise during the five years immediately preceding the date of this report, none of following events occurred that were or are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company: any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), or the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit committee financial expert

As disclosed in Item 5 of this report, the Company has not been a “listed issuer” as defined in Rule 10A-3 since May 23, 2003. Nevertheless, the Company’s Board of Directors has determined that at December 31, 2006 it had at least one audit committee financial expert serving on its audit committee. As disclosed in the table above in this Item 9, that person was Chauncey E. Schmidt, who was also “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A and pursuant to Rule 4200(A)(15) of the NASD.

Identification of audit committee

As disclosed in Item 5 of this report, the Company has not been a “listed issuer” as defined in Rule 10A-3 since May 23, 2003. Nevertheless, at December 31, 2006, the Company’s Board of Directors had a separately-designated standing audit committee in accordance with Section 3(a)(58) of Exchange Act. As disclosed in the table above in this Item 9, the members of the Company’s standing audit committee at December 31, 2006 were Edward P. Gistaro, Al R. Ireton and Chauncey E. Schmidt, all of whom were “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A and pursuant to Rule 4200(A)(15) of the NASD.

Material changes to procedures for nominating directors

There have been no material changes to the procedures by which the Company’s security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in this regard.

ITEM 10.

EXECUTIVE COMPENSATION

Summary

The Company awarded no executive compensation during fiscal years ended December 31, 2006 and December 31, 2005 The information summarized in the table below is for the “named executive officers” Robert W. Schwartz, who, at December 31, 2006, was the Company’s President, Chief Executive Officer and Chief Financial Officer, and the Company’s only executive officer; qualified as executive officers of the Company for whom disclosure is required by Item 402 of Regulation S-B.

Summary Compensation Table for Docucon, Incorporated

Name and Principal Position	Year (Dec 31st)				Long-Term Compensation
		Annual Compensation			Awards		Payouts
		Salary	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation ($)
Robert W. Schwartz, President, Chief Executive Officer, Chief Financial Officer	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Option/SAR grants in last fiscal year

The Company did not grant any options or SARs to Messrs. Schwartz, or to any other executive officer or to anyone else during fiscal years ended December 31, 2006 and December 31, 2005. The table for reporting this information in this report has therefore been omitted.

Aggregate Option/SAR exercises in last fiscal year and FY-End Option/SAR values

At December 31, 2006 and including the previous five fiscal years, the Company had no outstanding options or SARs. The table for reporting this information in this report has therefore been omitted.

Long-Term Incentive Plans – awards in last fiscal year

The Company did not grant any Long-Term Incentive Plan (“LTIP”) Awards to Messrs. Schwartz, or to any other executive officer or to anyone else during fiscal years ended December 31, 2006 and 2005. The table for reporting this information in this report has therefore been omitted.

Compensation of directors

At December 31, 2006 and 2005, there were no arrangements, “standard” or otherwise, pursuant to which any director of the Company was compensated for any service he or she provided as a director, including, without limitation, any additional amounts payable to any director for committee participation or special assignments. During fiscal year ended December 31, 2006 and 2005, there were no arrangements, including, without limitation, consulting contracts, pursuant to which any director of the Company was compensated for any service he or she provided as a director, and/or otherwise entered into in consideration of any director’s service on the Company’s Board of Directors.

Report on re-pricing of Options/SARs

During fiscal years ended December 31, 2006 and 2005, the Company had no outstanding options or SARs

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

Security ownership of certain beneficial owners

The following table contains the name, address and other information regarding the holdings of any person or group who was known to the Company to be the beneficial owner of more than five percent (5.0%) of any class of the Company’s voting securities at December 31, 2006.

Security Ownership of Certain Beneficial Owners of Docucon, Incorporated at December 31, 2006

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock par value $0.01 per share	Edward P. Gistaro	217,078	5.84%
	Robert W. Schwartz	164,667	4.43%*

*included in table as Mr. Schwarz is the sole officer of the Company for the last five years and should be considered a beneficial owner.

Security ownership of management

The following tables contain the name, address and other information regarding the holdings of any class of the Company’s voting securities by any director, nominee for director and executive officer at December 31, 2006, i.e., the most recent practicable date preceding the date of this report, and at December 31, 2006, respectively.

Security Ownership of Management of Docucon, Incorporated at December 31, 2006

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

None

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

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees, audit-related fees, tax fees and all other fees

The following table contains information regarding aggregate fees billed by the Company’s former or current principal accountants for professional services, and assurance and related services, in each of the identified categories, in each of the Company’s fiscal years ended December 31 2006 and 2005.

Principal Accountant Fees and Services Information for Docucon, Incorporated

	December 31, 2006	December 31, 2005

Audit Fees	$10,000	$-
Audit-Related Expenses	--	-
Tax Fees	--	-
All Other Fees	--	-
Total	$10,000	$-

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
Robert W. Schwartz
President, Chief Executive Officer,
Chief Financial Officer
Director

November 6, 2007	By:	/s/ Edward P. Gistaro
Edward P. Gistaro
Director

November 6, 2007	By:	/s/ Chauncey E. Schmidt
Chauncey E. Schmidt
Director

November 6, 2007	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Director

30