Form 10QSB
period 2007-03-31
DOCUCON INC
filed 2007-11-14
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

MARCH 31, 2007

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐.

As of November 5, 2007, the Company had 243,918 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

DOCUCON, INCORPORATED

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOCUCON, INCORPORATED

(A Development Stage Company)

Balance Sheet

As of March 31, 2007

(Unaudited)

ASSETS	March 31,
2007

Current assets:
Cash and cash equivalents	$--
Total current assets	--
Total Assets	--

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$114,655
Accrued expenses	37,834
Notes payable - related party	108,334
Total current liabilities	260,823
Stockholders' deficit:
Preferred stock, $1.00 par value, 10,000,000 shares authorized -
Series A, 60 shares designated, 7 shares issued and outstanding,
liquidation preference of $175,000.	7
Series B, 476,200 shares designated, no shares issued and outstanding,	--
Common stock, $.01 par value, 25,000,000 shares authorized,
243,918 shares issued and outstanding	2,439
Additional paid-in capital	10,373,566
Accumulated deficit	(10,071,822)
Accumulated deficit during development stage	(560,777)
Treasury stock, at cost, 4,495 shares	(4,236)
Total stockholders' deficit	(260,823)
Total liabilities and stockholders’ deficit	$--

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A Development Stage Company)

Statements of Operations

For the three months ended March 31, 2007 & 2006, and from January 1, 2001 to March 31, 2007

 (Unaudited)

	Three Months Ended March 31,		January 1, 2001 to
	2007	2006	March 31, 2007
Revenues	$--	$--	$
Costs and expenses:
General and administrative	--	--	513,739
Depreciation and amortization	--	--	36,901
Total costs and expenses:	--	--	550,640
Operating loss	--	--
Other income (expense):
Loss on abandonment of fixed assets	--	--	(10,266)
Interest expense	--	--	(719)
Interest income	--	--	848
Total other income (expense)	--	--	(10,137)
Net loss:	--	--	(560,777)
Net loss applicable to common stockholders	$--	$--	$(560,777)

Basic and net loss per common share	$0.00	$0.00
Weighted average number of common shares outstanding	243,918	243,918

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A Development Stage Company)

Statements of Cash Flows

For the three months ended March 31, 2007 & 2006, and from January 1, 2001 to March 31, 2007

(Unaudited)

	Three Months Ended March 31,		January 1, 2001 to
	2007	2006	March 31, 2007
Cash flows from operating activities
Net loss:	$--	$--	$(560,777)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	--	--	36,901
Loss on sale or abandonment of fixed assets	--	--	10,266
Change in assets & liabilities
Other current assets	--	--	7,351
Restricted cash and other assets	--	--	262,497
Accounts payable	--	--	122,976
Accrued expenses and other current liabilities	--	--	(222,741)
Net cash used in operating activities	--	--	(343,527)

Cash flows from investing activities
Proceeds from sale of property and equipment	--	--	500
Decrease in other assets	--	--	1,760
Net cash provided by investing activities	-	--	2,260

Cash flows from financing activities:
Principle payments under capital lease obligations	--		(5,280)
Additional Paid In Capital			108,177
Net cash used in financing activities	--	--	102,897

Net increase (decrease) in cash and cash equivalents	-	--	(238,370)
Cash and cash equivalents – beginning of period	--		238,370
Cash and cash equivalents – end of period	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

DOCUCON INCORPORATED

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

After it sold substantially all of its operating assets to TAB, the Company discontinued its document conversion business operations. As of December 31, 2000 the company reverted to a development stage in accordance to Statement of Accounting Standards No.7. The Company has not generated any revenue from any continued business operations since the TAB sale. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue the business plan management adopted as a result of the TAB sale. At all times since the TAB sale, that business plan has been to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

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

Furthermore, at March 31, 2007, the Company had an aggregate accumulated deficit of approximately $10,632,599 (accumulated deficit of $10,071,822 and accumulated deficit during the development stage of $560,777). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to mitigate these adverse conditions and events include:

At all times since the TAB sale, the Company has focused its efforts on engaging in a merger or acquisition transaction with a different and more suitable candidate for the benefit of the Company’s stockholders and other constituents. See Note 10 “Subsequent events.”

Note 2. Summary of significant accounting policies

Cash and Cash Equivalents

The Company has maintained a minimal cash balance with financial institutions that has not exceeded insured limits during the reporting period. The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company had no revenue-producing operations and hence no revenue from operations for the reporting periods ended March 31, 2007.

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

New Accounting Pronouncements

New accounting pronouncements should be read in conjunction with the 10KSB for the period ended December 31, 2006.

Note3. Discontinued operations and related contingency

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

Note 4. Notes payable

In September 1999, two directors of the Company made advances to the Company totaling $325,000. The Company’s obligation to repay these advances is evidenced by two notes payable. The balance due under these notes payable at March 31, 2007 totaled $108,334. Subsequent to the period ended March 31, 2007 the Company entered into a settlement agreement on September 30, 2007 with the note holders to forgive the amounts due under the two notes payable in exchange for common shares of the Company. See Note 10 “Subsequent events.”

Note 5. Preferred stock and common stock

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

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At March 31, 2007, there were no issued and outstanding shares of such preferred stock.

The Company has never declared or paid any cash dividends on its common stock.

Note 6. Stock options

None

Note 7. Income taxes

At March 31, 2007, the Company had, subject to the limitations discussed below, net operating loss carryforwards for tax purposes of approximately $10,632,599. These loss carryforwards are available to reduce future taxable income and will expire during this fiscal year and through 2021 if not utilized.

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under SFAS No. 109. In light of these uncertainties, no valuation allowance has been established or reported in the Company’s financial statements for period ended March 31, 2007.

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

Note 9. Weighted average common shares outstanding

For the period ended March 31, 2007, weighted average common shares outstanding applicable to earnings (loss) per common share were 243,918.

For the period ended March 31, 2007, there were no outstanding options or warrants to purchase shares of the Company’s common stock.

Common shares of 58,331 (approximately 3,889 on a split-adjusted basis) issuable upon the potential conversion of Company’s Series A Convertible Preferred Stock as of March 31, 2007 were not included in the computation of diluted earnings (loss) per common share because they were anti-dilutive.

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

Change of certifying accountant

Effective September 28, 2007, the Company retained De Joya Griffith & Company, LLC (the “Accountant”) as the principal independent auditors of the Registrant effective immediately to review or audit, as the case may be, its financial statements beginning fiscal year ended December 31, 2002. Before engaging De Joya Griffith & Company, the Company did not consult with the accounting firm regarding the application of accounting principles to a specific transaction; or the type of audit opinion that might be rendered on the Company’s financial statements; or regarding any matter that were the subject of any disagreement between or reportable event regarding the Company and any of its former principal independent accountants.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this Form 10-QSB include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-KSB for the year ended December 31, 2006 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-QSB are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Introduction

Our discussion and analysis refer extensively to the Company’s period ended March 31, 2007. Our discussion and analysis herein should be read closely in conjunction with the Company’s previous annual reports as filed with the Securities and Exchange Commission.

Comparison of results of operations for the quarterly periods March 31, 2007 and 2006

As disclosed in the notes to the financials, after the Company sold substantially all of its operating assets to TAB in May 2000, it discontinued its document conversion business operations. The Company has not generated any revenue from any continued or new business operations since the TAB sale. The Company has incurred general and administrative expenses in order to maintain its existence and pursue the business plan we adopted as a result of the TAB sale. At all times since the TAB sale, that business plan has been and continues to be to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents. We do not expect to have future operating revenues unless the Company successfully completes a merger or acquisition transaction with a suitable candidate. There is no guarantee that this will happen.

At March 31, 2007, carried forward liabilities totaled approximately $261,000, primarily made up of legal, compliance and proxy solicitation fees. At the time of this report the Company, through one of its Directors settled $37,731 in unpaid legal services for the past two fiscal years for a total amount of $15,000 and $15,000 in previous transfer agency related expenses for $4,000. The Company reported no revenues in the quarterly period ended March 31, 2007.

Liquidity and capital resources

Current liabilities at March 31, 2007 remained unchanged, which totaled approximately $261,000, included accounts payable for accounting, legal and transfer agent fees incurred to solicit proxies for and hold the June 18, 2002 special meeting of the Company’s stockholders discussed in detail in Item 4 of this report. Accrued expenses of approximately $38,000 were in settlement of amounts due under a business consulting agreement between the Company and a former employee and executive officer of the Company, and approximately $108,000 were due under notes to two current directors of the Company. Unless the Company completes a merger or acquisition transaction with a suitable candidate, we doubt that it will be able to satisfy these liabilities.

The Company’s only potential source of liquidity is a merger or acquisition transaction with a suitable candidate. There is no guarantee this will occur. At March 31, 2007, the Company’s total liabilities exceeded its total assets by approximately $261,000

The Company’s financial statements have been prepared assuming that it will continue as a going concern. As disclosed in Item 1 of this report and above in this Item 6, the Company sold substantially all of its operating assets to TAB in May 2000, at which time it discontinued its document conversion business operations. The Company has not generated any revenue from any continued or new business operations since the TAB sale. The Company has incurred minimal general and administrative expenses in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

ITEM 3.

CONTROLS AND PROCEDURES.

Management’s quarterly report regarding internal disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the individual serving as our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION

            None

ITEM 6.

EXHIBITS

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Exhibit index

Number	Description
31.1	Certification of the Chief Executive Officer/ pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUCON, INCORPORATED

November 13, 2007	By:	/s/ Robert W. Schwartz
Robert W. Schwartz
President, Chief Executive Officer, Chief Financial Officer