Form 10QSB
period 2007-06-30
DOCUCON INC
filed 2007-11-14
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

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

DOCUCON, INCORPORATED

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOCUCON, INCORPORATED

(A Development Stage Company)

BALANCE SHEET

As of June 30, 2007

(Unaudited)

ASSETS	June 30,
2007
Current assets:
Cash and cash equivalents	$--
Total current assets	--
Total Assets	--

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$114,655
Accrued expenses	37,834
Notes payable - related party	108,334
Total current liabilities	260,823
Stockholders' deficit:
Preferred stock, $1.00 par value, 10,000,000 shares authorized -
Series A, 60 shares designated, 7 shares issued and outstanding,
liquidation preference of $175,000.	7
Series B, 476,200 shares designated, no shares issued and outstanding,	--
Common stock $.01 par value, 25,000,000 shares authorized,
243,918 shares issued and outstanding	2,439
Additional paid-in capital	10,373,566
Accumulated deficit	(10,071,822)
Accumulated deficit during development stage	(560,777)
Treasury stock, at cost, 4,495 shares	(4,236)
Total stockholders' deficit	(260,823)
Total liabilities and stockholders’ deficit	$--

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the three & six months ended June 30, 2007 & 2006, and from January 1, 2001 to June 30, 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		January 1, 2001 to
	2007	2006	2007	2006	June 30, 2007
Revenues	$--	$--	$--	$--	$--
Costs and expenses:
General and administrative	--	--	--	--	513,739
Depreciation and amortization	--	--	--	--	36,901
Total costs and expenses:	--	--	--	--	550,640
Operating loss	--	--	--	--	--
Other income (expense):
Loss on abandonment of fixed assets	--	--	--	--	(10,266)
Interest expense	--	--	--	--	(719)
Interest income	--	--	--	--	848
Total other income (expense)	--	--	--	--	(10,137)
Net loss:	--	--	--	--	(560,777)
Net loss applicable to common stockholders	$--	$--	$--	$--	$(560,777)

Basic and net loss per common share	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	243,918	243,918	243,918	243,918

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A Development Stage Company)

Statements of Cash Flows

For the six months ended June 30, 2007 & 2006, and from January 1, 2001 to June 30, 2007

(Unaudited)

	Six Months Ended June 30,		January 1, 2001 to
	2007	2006	June 30, 2007
Cash flows from operating activities
Net loss:	$--	$--	$(560,777)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	--	--	36,901
Loss on sale or abandonment of fixed assets	--	--	10,266
Change in assets & liabilities
Other current assets	--	--	7,351
Restricted cash and other assets	--	--	262,497
Accounts payable	--	--	122,976
Accrued expenses and other current liabilities	--	--	(222,741)
Net cash used in operating activities	--	--	(343,527)

Cash flows from investing activities

Proceeds from sale of property and equipment	--	--	500
Decrease in other assets	--	--	1,760
Net cash provided by investing activities	-	--	2,260

Cash flows from financing activities:

Principle payments under capital lease obligations	--		(5,280)
Additional Paid In Capital			108,177
Net cash used in financing activities	--	--	102,897

Net increase (decrease) in cash and cash equivalents	-	--	(238,370)

Cash and cash equivalents – beginning of period	--		238,370
Cash and cash equivalents – end of period	$--	$--	$--

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

After it sold substantially all of its operating assets to TAB, the Company discontinued its document conversion business operations. As of December 31, 2000 the company reverted to a development stage in accordance to the Statement of Accounting Standards No. 7. The Company has not generated any revenue from any continued business operations since the TAB sale. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue the business plan management adopted as a result of the TAB sale. At all times since the TAB sale, that business plan has been to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

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

Furthermore, at June 30, 2007, the Company had an accumulated deficit of approximately $10,632,599 (accumulated deficit of $10,071,822 and accumulated deficit during the development stage of $560,777). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company had no revenue-producing operations and hence no revenue from operations for the reporting periods ended June 30 2007.

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

New Accounting Pronouncements

New accounting pronouncements should be read in conjunction with 10KSB for the period ended December 31, 2006.

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

Note 4. Notes payable

In September 1999, two directors of the Company made advances to the Company totaling $325,000. The Company’s obligation to repay these advances is evidenced by two notes payable. The balance due under these notes payable at June 30, 2007 totaled $108,334. Subsequent to the period ended June 30, 2007 the Company entered into a settlement agreement on September 30, 2007 with the note holders to forgive the amounts due under the two notes payable in exchange for common shares of the Company. See Note 10 “Subsequent events.”

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

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At June 30, 2007, there were no issued and outstanding shares of such preferred stock.

The Company has never declared or paid any cash dividends on its common stock.

Note 6. Stock options

None

Note 7. Income taxes

At June 30, 2007, the Company had, subject to the limitations discussed below, net operating loss carryforwards for tax purposes of approximately $10,632,599. These loss carryforwards are available to reduce future taxable income and will expire during this fiscal year and through 2021 if not utilized.

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under SFAS No. 109. In light of these uncertainties, no valuation allowance has been established or reported in the Company’s financial statements for period ended June 30, 2007.

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

Note 9. Weighted average common shares outstanding

For the period ended June 30, 2007, weighted average common shares outstanding applicable to earnings (loss) per common share were 243,918.

For the period ended June 30, 2007, there were no outstanding options or warrants to purchase shares of the Company’s common stock.

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

Introduction

Our discussion and analysis refer extensively to the Company’s period ended June 30, 2007. Our discussion and analysis herein should be read closely in conjunction with the Company’s previous annual reports as filed with the Securities and Exchange Commission.

Comparison of results of operations for the quarterly periods June 30, 2007 and 2006

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

At June 30, 2007, carried forward liabilities totaled approximately $261,000, primarily made up of legal, compliance and proxy solicitation fees. At the time of this report the Company, through one of its Directors settled $37,731 in unpaid legal services for the past two fiscal years for a total amount of $15,000 and $15,000 in previous transfer agency related expenses for $4,000. The Company reported no revenues in the quarterly period ended June 30, 2007.

Liquidity and capital resources

Current liabilities at June 30, 2007 remained unchanged, which totaled approximately $261,000, included accounts payable for accounting, legal and transfer agent fees incurred to solicit proxies for and hold the June 18, 2002 special meeting of the Company’s stockholders discussed in detail in Item 4 of this report. Accrued expenses of approximately $38,000 were in settlement of amounts due under a business consulting agreement between the Company and a former employee and executive officer of the Company, and approximately $108,000 were due under notes to two current directors of the Company. Unless the Company completes a merger or acquisition transaction with a suitable candidate, we doubt that it will be able to satisfy these liabilities.

The Company’s only potential source of liquidity is a merger or acquisition transaction with a suitable candidate. There is no guarantee this will occur. At June 30, 2007, the Company’s total liabilities exceeded its total assets by approximately $261,000

The Company’s financial statements have been prepared assuming that it will continue as a going concern. As disclosed in Item 1 of this report and above in this Item 6, the Company sold substantially all of its operating assets to TAB in May 2000, at which time it discontinued its document conversion business operations. The Company has not generated any revenue from any continued or new business operations since the TAB sale. The Company has incurred minimal general and administrative expenses in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

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

DOCUCON, INCORPORATED

November 14, 2007	By:	/s/ Robert W. Schwartz
Robert W. Schwartz
President, Chief Executive Officer, Chief Financial Officer