Form 10QSB
period 2007-09-30
DOCUCON INC
filed 2007-11-16
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

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

As of November 5, 2007, the Company had 642,904 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

DOCUCON, INCORPORATED

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOCUCON, INCORPORATED

(A Development Stage Company)

BALANCE SHEET

As of September 30, 2007

(Unaudited)

ASSETS	September 30,
2007

Current assets:
Cash and cash equivalents	$--
Total current assets	--
Total Assets	--

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$95,655
Accrued expenses	37,834
Notes payable - related party	127,334
Total current liabilities	260,823
Stockholders' deficit:
Preferred stock, $1.00 par value, 10,000,000 shares authorized -
Series A, 60 shares designated, 7 shares issued and outstanding,
liquidation preference of $175,000.	7
Series B, 476,200 shares designated, no shares issued and outstanding	--
Common stock $.01 par value, 25,000,000 shares authorized,
243,918 shares issued and outstanding	2,439
Additional paid-in capital	10,373,566
Accumulated deficit	(10,071,822)
Accumulated deficit during development stage	(560,777)
Treasury stock, at cost, 4,495 shares	(4,236)
Total stockholders' deficit	(260,823)
Total liabilities and stockholders’ deficit	$--

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three & nine months ended September 30, 2007 & 2006, and from January 1, 2001 to September 30, 2007

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,			January 1, 2001 to
		2007	2006		2007	2006	September 30, 2007
Revenues		$--	$--		$--	$--	$--
Costs and expenses:
General and administrative		--	--		--	--	513,739
Depreciation and amortization		--	--		--	--	36,901
Total costs and expenses:		--	--		--	--	550,640
Operating loss		--	--		--	--	--
Other income (expense):
Loss on abandonment of fixed assets		--	--		--	--	(10,266)
Interest expense		--	--		--	--	(719)
Interest income		--	--		--	--	848
Total other income (expense)			--			--	(10,137)
Net gain (loss):			--			--	(560,777)
Net gain (loss) applicable to common stockholders	$		$--	$		$--	$(560,777)

Basic and net gain (loss) per common share	$		$--		$--	$--
Weighted average number of common shares outstanding		243,918	243,918		243,918	243,918

The accompanying notes are an integral part of these financial statements.

DOCUCON, INCORPORATED

(A Development Stage Company)

Statements of Cash Flows

For the nine months ended September 30, 2007 & 2006, and from January 1, 2001 to September 30, 2007

(Unaudited)

	Nine Months Ended September 30,			January 1, 2001 to
	2007		2006	September 30, 2007
Cash flows from operating activities
Net income (loss):	$		$--	$(560,777)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization		--	--	36,901
Loss on sale or abandonment of fixed assets		--	--	10,266
Change in assets & liabilities
Other current assets		--	--	7,351
Restricted cash and other assets		--	--	262,497
Accounts payable		(19,000)	--	103,976
Accrued expenses and other current liabilities		--	--	(222,741)
Net cash used in operating activities		(19,000)	--	(362,527)

Cash flows from investing activities

Proceeds from sale of property and equipment		--	--	500
Decrease in other assets		--	--	1,760
Net cash provided by investing activities		-	--	2,260

Cash flows from financing activities:

Proceeds from note payable – related party		19,000		19,000
Principle payments under capital lease obligations		--		(5,280)
Additional Paid In Capital		--		108,177
Net cash used in financing activities		19,000	--	121,897

Net decrease in cash and cash equivalents		--	--	(238,370)

Cash and cash equivalents – beginning of period		--		238,370
Cash and cash equivalents – end of period		$--	$--	$--

The accompanying notes are an integral part of these financial statements.

DOCUCON INCORPORATED

(A Development Stage Company)

Notes to Financial Statements

Note 1. Description, background and going concern consideration

The accompanying financial statements of Docucon, Incorporated should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at September 30, 2007, and the results of its operations and cash flows for the three and nine months ended September 30, 2007.  Results of operations reported for the interim periods are not necessarily indicative of results for the entire year.

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

After it sold substantially all of its operating assets to TAB, the Company discontinued its document conversion business operations. As of December 31, 2000, the Company reverted to development stage in accordance with Statement of Accounting Standards No.7. The Company has not generated any revenue from any continued business operations since the TAB sale. The Company has incurred and continues to incur general and administrative expenses in order to maintain its existence and pursue the business plan management adopted as a result of the TAB sale. At all times since the TAB sale, that business plan has been to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

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

Furthermore, at September 30, 2007, the Company had an aggregate accumulated deficit of approximately $10,632,599 (accumulated deficit of $10,071,822 and accumulated deficit during development stage of $560,777). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company had no revenue-producing operations and hence no revenue from operations for the reporting periods ended September 30, 2007.

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

New Accounting Pronouncements

New accounting pronouncements should be read in conjunction with the December 31, 2006 10-KSB previously filed.

Note 3. Discontinued operations and related contingency

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

On September 26, 2007, the Company entered into a settlement agreement with the former transfer agent to the Company in the amount of $4,000. The transfer agent was previously owed $19,760 for services dating back to 2002. The payment under settlement was funded directly from the proceeds under the promissory note payable dated September 21, 2007.

On September 30, 2007, the Company entered into settlement agreements with two former note holders and directors of the Company. Both Edward P. Gistaro and Chauncey E. Schmidt collectively were owed $108,334 or $54,167 each. Each party agreed to convert amounts owed without interest into the Company’s common stock at a conversion rate of $0.50 per share, for a total of 216,668 common shares.  As of September 30, 2007, the shares have not been issued in connection with this settlement.

On September 30, 2007, the Company entered into a settlement agreement with a former officer for previous amounts owed under an employment agreement in the amount of $37,834. The party agreed to convert its obligation into the Company’s common stock at a conversion rate of $0.50 per share, for a total of 75,668 common shares.  As of September 30, 2007, the shares have not been issued in connection with this settlement.

On September 30, 2007, the Company entered into a settlement agreement with a former consultant for previous amounts owed in the amount of $53,325. The party agreed to convert its obligation into the Company’s common stock at a conversion rate of $0.50 per shares, for a total of 106,650 common shares.  As of September 30, 2007, the shares have not been issued in connection with this settlement.

Note 4. Notes payable

In September 1999, two directors of the Company made advances to the Company totaling $325,000. The Company’s obligation to repay these advances is evidenced by two notes payable previously disclosed and reported on the Company’s annual reports ended December 31, 2001 through December 31, 2006. The balance owed of $108,334 under both notes payable was settled by the Company on September 30, 2007.  Each party agreed to convert amounts owed without interest into 216,668 common shares of the Company.  See Note 5 “Preferred stock and common stock”.   As of September 30, 2007, the shares have not been issued in connection with this settlement.

On September 17, 2007, the Company entered into a promissory note with Mr. Balbirnie in the amount of $19,000 for various obligations the Company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The note carries interest in the amount of 8% per annum and must be repaid by the Company on or before November 31, 2007.

Note 5. Preferred stock and common stock

For the period ended September 30, 2007, the Company entered into agreements with several parties to retire certain obligations of the Company as follows:

Shares of Common Stock To be issued under Settlement Agreements as of September 30, 2007

2007
Notes Payable[1]	216,668
Accounts Payable[2]	106,650
Accrued Expenses[3]	75,668
Total	398,986

1 On September 30, 2007, the Company entered into settlement agreements with two former note holders and directors of the Company. Both Edward P. Gistaro and Chauncey E. Schmidt collectively were owed $108,334 or $54,167 each. Each party agreed to convert amounts owed without interest into the Company’s common stock at a conversion rate of $0.50 per share, for a total of 216,668 common shares, herein attached as exhibits 10.2 and 10.2

2 On September 30, 2007, the Company entered into a settlement agreement with a former consultant for previous amounts owed in the amount of $53,325. The party agreed to convert its obligation into the Company’s common stock at a conversion rate of $0.50 per share, for a total of 106,650 common shares, herein attached as exhibits 10.4.

3 On September 30, 2007, the Company entered into a settlement agreement with a former officer for previous amounts owed under an employment agreement in the amount of $37,834. The party agreed to convert its obligation into the Company’s common stock at a conversion rate of $0.50 per share, for a total of 75,668 common shares, herein attached as exhibits 10.2.

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

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At September 30, 2007, there were no issued and outstanding shares of such preferred stock.

The Company has never declared or paid any cash dividends on its common stock.

Note 6. Stock options

None

Note 7. Income taxes

At September 30, 2007, the Company had, subject to the limitations discussed below, net operating loss carryforwards for tax purposes of approximately $10,632,599. These loss carryforwards are available to reduce future taxable income and will expire during this fiscal year and through 2021 if not utilized.

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under SFAS No. 109. In light of these uncertainties, no valuation allowance has been established or reported in the Company’s financial statements for period ended September 30, 2007.

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

Note 9. Weighted average common shares outstanding

For the period ended September 30, 2007, weighted average common shares outstanding applicable to earnings (loss) per common share were 243,918.

For the period ended September 30, 2007, there were no outstanding options or warrants to purchase shares of the Company’s common stock.

Common shares of 58,331 (approximately 3,889 on a split-adjusted basis) issuable upon the potential conversion of Company’s Series A Convertible Preferred Stock as of September 30, 2007 were not included in the computation of diluted earnings (loss) per common share because they were anti-dilutive.

Note 10. Subsequent events

Between October 16 and 17, 2007 the State of Delaware was paid $3,378 in taxes and re-instatement fees related to the corporation and its good standing. These funds were paid under the September 21 2007, promissory note from and directly by Balbirnie.

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

Introduction

Our discussion and analysis refer extensively to the Company’s previous period ended September 30, 2007. Our discussion and analysis herein should be read closely in conjunction with the Company’s previous annual reports as filed with the Securities and Exchange Commission.

Comparison of results of operations for the quarterly periods September 30, 2007 and 2006

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

At September 30, 2007, current liabilities totaled approximately $260,823, primarily made up of short term notes payable, and accounts payables.  At the time of this report, the Company, through one of its Directors, settled $37,731 in unpaid legal services for the past two fiscal years for a total amount of $15,000 and $15,000 in previous transfer agency related expenses for $4,000. The Company reported no revenues in the quarterly period ended September 30, 2007.

Liquidity and capital resources

On September 17, 2007, the Company entered into a promissory note with Mr. Balbirnie in the amount of $19,000 for various obligations the Company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The note carries interest in the amount of 8% per annum and must be repaid by the Company on or before November 31, 2007.

Current liabilities which totaled approximately $260,823 at September 30, 2007 include accounts payable, short term notes payable and compliance and related fees.

The Company’s only potential source of liquidity is a merger or acquisition transaction with a suitable candidate. There is no guarantee this will occur. At September 30, 2007, the Company’s total liabilities exceeded its total assets by approximately $260,823.

The Company’s financial statements have been prepared assuming that it will continue as a going concern. As disclosed in notes to financials and throughout this report, the Company sold substantially all of its operating assets to TAB in May 2000, at which time it discontinued its document conversion business operations. The Company has not generated any revenue from any continued or new business operations since the TAB sale. The Company has incurred minimal general and administrative expenses in order to maintain its existence and pursue its business plan to engage in a merger or acquisition transaction with a suitable candidate for the benefit of the Company’s stockholders and other constituents.

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

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION

            None

ITEM 6.

EXHIBITS

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Exhibit index

Number	Description
10.1	Settlement Agreement for Payment of Account and Release – Allan Hobgood
10.2	Settlement Agreement for Payment of Account and Release - Chauncey Schmidt
10.3	Settlement Agreement for Payment of Account and Release – Edward Gistaro
10.4	Settlement Agreement for Payment of Account and Release – Schwartz Heslin Group
31.1	Certification of the Chief Executive Officer/ pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUCON, INCORPORATED

November 16, 2007	By:	/s/ Robert W. Schwartz
Robert W. Schwartz
President, Chief Executive Officer, Chief Financial Officer