Form 10-K
period 2007-12-31
ISSUER DIRECT CORP
filed 2008-04-01
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2007

———————

ISSUER DIRECT CORPORATION

(Name of small business issuer in its charter)

———————

Delaware	1-10185	74-2418590
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

201 Shannon Oaks Circle Suite 105, Cary North Carolina 27511

(Address of Principal Executive Office) (Zip Code)

(919) 481-4000

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007, the last business day of the registrant's fourth fiscal quarter, was approximately $21,409,654 based on the closing price reported on such date of the registrant's common stock.

As of March 17, 2008, the number of outstanding shares of the registrant's common stock was 17,127,723.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Issuer Direct Corporation, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions identify “forward-looking statements.”  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•

Lack of operating history, operating revenue or earnings history.

•

Dependence on key personnel.

•

Fluctuation in quarterly operating results and seasonality in certain of our markets.

•

Our ability to raise capital to fund our operations.

•

Our ability to successfully integrate and operate acquired or newly formed entities, ventures and or subsidiaries.

•

Changes in laws and regulations that affect our operations.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.issuerdirect.com.

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Corporate History

Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted). We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation. Our executive offices are located at 201 Shannon Oaks Circle Suite 105 Cary North Carolina 27511 and our corporate telephone number is (919) 461-1600.

Overview

Issuer Direct Corporation (“Issuer Direct or “the Company”) is full service provider of financial print and related compliance communications both online and in print. We leverage our securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required. The Company believes its comprehensive set of services enables them to be the financial services provider of choice for its clients.

Services

Since its inception, Issuer Direct has continuously worked to expand the services it provides to its issuers. Providing issuers with comprehensive services allows the Company to be the partner of choice for publicly reporting companies. The Company initially generates revenues from one of its core services with new issuers, and then over a specific period the issuer subscribes to other service offerings in the life cycle as illustrated above.

Services – Compliance and Reporting Services

The Company is a full-service compliance and Edgar filing agent. Through numerous brands the Company assists corporate issuers, funds, law firms, transfer agents, and individuals with all of their compliance and reporting needs. Many companies are required to file corporate documents to and with the EDGAR system, the “Electronic Data Gathering, Analysis, and Retrieval system” of the Securities and Exchange Commission. The Company has built an Operations Center to increase its core offering capacity and improve document turn-around to its clients. These documents include registration statements, annual reports, quarterly reports, prospectuses, information statements, material event filings, proxy statements, ownership documents, and more. The Company prides itself on its quality of service to each and every client. From document conversion to typesetting and from the simplest Form 8-K to the largest Form S-1, the Company efficiently manages the process to produce high quality documents submitted to the EDGAR system on time to meet each client’s deadline.

Services – Financial Printing

The Company manages both large and small financial printing projects for its clients. Printing is often at the center of our clients initiatives. The Company understands the importance of printed communications and provides a seamless solution focused on quality and value. The Company handles every aspect of the printing process; project management, content management, translation, design assistance, pre-press, scanning, proofing, stripping, typesetting, printing and bindery. Most clients choose to also have the Company handle their fulfillment needs on their printing projects as well. In addition to the financial documents the Company prints annual reports, registration statements, special proxy statements, prospectuses, offering circulars, mutual fund printing, and more. The Company also provides commercial printing for some of its clients.

Services – Proxy Management

The Company has developed a comprehensive proxy service that takes care of every aspect of getting quorum before the client’s board meeting. The typical project starts with pre-planning to get the relevant dates set, designing the proxy card, printing all documents necessary, setting up online voting, mailing all shareholders, soliciting shareholder votes, tabulating mail, fax, online and telephone voting, and ends with the client getting the proxy vote certification report with the quorum necessary to complete their annual meetings.

Services – Compliance and Disclosure Consulting

The Company prides itself in its ability to guide clients through the regulatory maze of being a publicly traded company. Through its Comply service offering, the Company assists clients on a one-time or ongoing basis with a wide variety of compliance related tasks. Improving a Company’s securities Disclosure Category, educating on Section 16 reporting requirements, consulting with issuers on deadlines, reportable events and proxy requirements are just some examples of services provided by Comply.

Services – Shareholder Management

Shareholder communication is a full-time responsibility. The Company has considerable expertise in dealing directly with shareholders and uses that experience to take some of the burden off issuers through the Shareholder Direct service offering. The Shareholder Direct service offering provides a customized program for each client which can include; press release distribution, direct mailings to shareholders, managing a current client shareholder database, one-time and periodic data processing of beneficial owner reports, Depository Trust sheets in combination with certificate holder records.

Services –Fulfillment

The Company provides mailing and fulfillment services through its Issuer Logistics service offering. The Company can handle a client’s entire printing and mailing project or a client can choose to have the Company handle the fulfillment portion of the project separately. In addition to the direct to client service, the Company also provides mailing and fulfillment to financial printing partners that do not have fulfillment capabilities.

Our Strategy

The Company looks to continue its growth by organically increasing the number of clients it serves as well as continuing to increase the services used by its existing clients. The Company also intends to continue to evaluate acquisitions that add a significant number of clients and/or add to the depth of service offerings that the Company can provide.

Marketing and Sales

During late 2007, we expanded our core offerings to include the delivery of financial information and tabulation of applicable information by way of proxy and voter response. Our unique brands of iProxy Direct and Issuer Logistics coupled with our traditional Edgarization and Typesetting and Financial Printing enables us to act as a single source provider to thousands of corporate issuers and funds.

We expect to see significant increases in each of our four business segments in fiscal 2008 because of our “single source” methodology. Our business requires us to make investments in equipment and facilities, even though we are principally a service-oriented business. In all of our offerings, quality, turn around times, accuracy, and scalability as well as the need to preserve the confidential content of our issuers is of utmost importance and part of our core values.

The Company plans to continue to develop its brands through branded giveaways as well as a continuous effort to increase its sales force each quarter with professionals who have existing relationships selling products and/or services into our target market. The Company’s target market consists of every company required to file documents with the Securities and Exchange Commission, including publicly traded companies, mutual funds, transfer agents, and individuals. In addition to marketing services directly to these companies, the Company maintains and looks to expand relationships with the law firms and funding organizations that specialize in serving companies required to file.

The Company works in partnership with other companies that provide services to the Company’s target market. Such as exclusive marketing agreements with transfer agents and fulfillment services for other EDGAR filing providers.

The Financial Printing Market Overview

The financial printing industry is highly fragmented and competitive, with dozens of service companies that provide a limited to a full range of document management, conversion, and printing services. Specific to compliance reporting and shareholder communication delivery, there are fewer companies, including ourselves that focus on this segment of the market. Demand for compliance related and print communications tends to be cyclical within the sectors we serve. Demand for compliance reporting in the future can lesson the demand for our compliance reports segment as securities regulations are changing, company’s with periodic reporting requirements will continue to show seasonality fluctuations since deadlines are linked to significant filing due dates imposed by the Securities and Exchange Commission.

Competition

The market for the services provided by the Company is highly competitive. The Company believes that it offers a comprehensive set of solutions for its clients that few competitors, if any, can match. However, competition exists in each of the individual solutions the Company provides. Factors in this competition include speed, accuracy, price, customer service and the quality of supporting products and services.

The Company is positioned to be the Financial Communications provider of choice as a cost-effective alternative to both the small regional provider and the larger providers. A benefit to the Company’s location in North Carolina is that the Company does not experience significant competition for sales, customer service or production personnel.

Customers

The Company’s customers include a wide variety of law firms, corporations, mutual funds, individuals, and other institutions. During the past two years, no customer accounted for 10% or more of the Company’s sales.

Other Information

For each of the past two fiscal years, the Company’s Compliance and reporting services segment has accounted for the largest share of consolidated total revenue, as indicated below:

Revenue Segments	2007	2006

Compliance and reporting services	70.5%	100%
Printing and Financial Communications	22.0%	0%
Fulfillment and Distribution	4.5%	0%
Professional services and other	3.0%	0%
	100%	100%

Cyclical, Seasonal and Other Factors Affecting the Company’s Business

A greater portion of our printing, distribution and solicitation of proxy materials business segments will be processed during our second fiscal quarter (calendar quarter). Therefore the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, the Company will continue to grow its regulatory filing business, since it is linked to predictable periodic activity that is cyclical in nature.

Employees

As of December 31, 2007, we employed 16 employees, none of which are represented by a union. As of the date herein, our employees work between its corporate office in North Carolina and its Florida operations.

Facilities

On June 8, 2007, the Company moved its corporate headquarters to sustain its growth and commitments to building the only Edgar Operations centers in the Carolinas. The Company maintains adequate space to sustain its growth through 2009. Additionally, through its subsidiary Bassett Press, Inc., the Company maintains a presence in South Florida.

Insurances

The Company maintains a general business liability policy, errors and omissions policy specific to their industry and operations. The Company believes that its insurance programs provide adequate coverage for all reasonable risks associated with operating its business.

Regulations

The securities and financial services industries generally are subject to regulation in the United States and elsewhere. Regulatory policies in the United States and the rest of the world are tasked with safeguarding the integrity of the securities and financial markets with protecting the interests of both issuers and shareholders.

In the United States, issuers (public companies) are subject to regulation under both federal and state laws. At the federal level, the Securities and Exchange Commission regulates the securities industry, along with the Financial Industry Regulatory Authority, or FINRA, formally known as NASD and NYSE market regulations, various stock exchanges, and other self-regulatory organizations (“SRO”).

The Company’s mission is to assist corporate issuers with these regulations, communication and compliance of rules imposed by regulatory bodies. The majority of our business involves the distribution of content either electronically or paper to governing bodies and shareholders alike. Under these regulations the Company is licensed to disseminate, communicate and or solicit on behalf of its clients, the issuers.

On July 26, 2007, the SEC adopted rule amendments that require public companies and soliciting persons to furnish proxy materials to stockholders by posting them on an Internet website other than the SEC’s EDGAR website (the “Universal Rule”). Accelerated Issuers will be required to comply with the Universal Rule for solicitations beginning on or after January 1, 2008. All other issuers and soliciting persons will have to comply with the rule amendments beginning on or after January 1, 2009. The Company’s management has adopted the voluntary accelerated requirements by making available its proxy and annual report information online digitally and in print simultaneously for all its shareholders of record.

ITEM 1A

RISK FACTORS.

Forward-Looking and Cautionary Statements

Investing in our Common stock involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this Current Report on Form 10-K before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our Common stock could decline, and you could lose all of your investment.

Risks related to our business

Revenue from shareholder disclosure documents is subject to regulatory changes and volatility in demand, which could adversely affect our operating results.

We anticipate that our printing and financial communications business segment will continue to contribute a material amount to our operating results going forward.  The market for these services depends in part on the demand for investor documents, which is driven largely by capital markets activity and the requirements of the SEC and other regulatory bodies. Any rulemaking substantially affecting the content of documents to be filed and the method of their delivery could have an adverse effect on our business. Our Compliance and reporting services revenue may be adversely affected as clients implement technologies enabling them to produce and disseminate documents on their own.

The environment in which we compete is highly competitive, which creates adverse pricing pressures and may harm our business and operating results if we cannot compete effectively.

Competition in our businesses is intense. The speed and accuracy with which we can meet client needs, the price of our services and the quality of our products and supporting services are factors in this competition. In financial communications, we compete directly with several other service providers having similar degrees of specialization.

Our marketing and business communications unit faces diverse competition from a variety of companies including commercial printers, in-house print operations, direct marketing agencies, facilities management companies, software providers and other consultants. In commercial printing services, we compete with general commercial printers, which are far more numerous than those in the financial printing market.

These competitive pressures could reduce our revenue and earnings.

We do not have long-term service agreements in the transactional services business, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and lead to adverse movements in the price of our common stock.

A majority of our revenue in our financial communications segment is derived from individual projects rather than long-term service agreements. Therefore, we cannot assure you that a client will engage us for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term service agreements makes it difficult to predict our future revenue. As a result, our financial results may fluctuate from quarter to quarter based on the timing and scope of the engagement with our clients which could, in turn, lead to adverse movements in the price of our common stock or increased volatility in our stock price generally.

If we are unable to retain our key employees and attract and retain other qualified personnel, our business could suffer.

Our ability to grow and our future success will depend to a significant extent on the continued contributions of our key executives, managers and employees. In addition, many of our individual technical and sales personnel have extensive experience in our business operations and/or have valuable client relationships that would be difficult to replace. Their departure, if unexpected and unplanned for, could cause a disruption to our business. Our future success also depends in large part on our ability to identify, attract and retain other highly qualified managerial, technical, sales and marketing and customer service personnel. Competition for these individuals is intense, especially in the markets in which we operate. We may not succeed in identifying, attracting and retaining these personnel. Further, competitors and other entities have in the past recruited and may in the future attempt to recruit our employees, particularly our sales personnel. The loss of the services of our key personnel, the inability to identify, attract and retain qualified personnel in the future or delays in hiring qualified personnel, particularly technical and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as the timely introduction of new technology-based products and services, which could harm our business, financial condition and operating results.

If we fail to keep our clients’ information confidential or if we handle their information improperly, our business and reputation could be significantly and adversely affected.

We manage private and confidential information and documentation related to our clients’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the United States and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. If we fail to keep our clients’ proprietary information and documentation confidential, we may lose existing clients and potential new clients and may expose them to significant loss of revenue based on the premature release of confidential information. We may also become subject to civil claims by our clients or other third parties or criminal investigations by appropriate authorities.

We must adapt to rapid changes in technology and client requirements to remain competitive.

The market and demand for our products and services, to a varying extent, have been characterized by:

•

technological change;

•

frequent product and service introductions; and

•

evolving client requirements

We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to:

•

enhance our existing products and services;

•

successfully develop new products and services that meet increasing client requirements; and

•

gain market acceptance.

To achieve these goals, we will need to continue to make substantial investments in sales and marketing. We may not:

•

have sufficient resources to make these investments;

•

be successful in developing product and service enhancements or new products and services on a timely basis, if at all; or

•

be able to market successfully these enhancements and new products once developed.

Further, our products and services may be rendered obsolete or uncompetitive by new industry standards or changing technology.

Fluctuations in the costs of paper, ink, energy, and other raw materials may adversely impact us.

Our business is subject to risks associated with the cost and availability of paper, ink, other raw materials, and energy. Increases in the costs of these items may increase our costs, and we may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact our customers’ demand for printing and related services. A severe paper or multi-market energy shortage could have an adverse effect upon many of our operations.

Our business could be harmed if we do not successfully manage the integration of businesses that we acquire.

As part of our business strategy, we have and may continue to acquire other businesses that complement our core capabilities. Our recent acquisitions are reflective of that strategy. The benefits of an acquisition may often take considerable time to develop and may not be realized. Acquisitions involve a number of risks, including:

•

the difficulty of integrating the operations and personnel of the acquired businesses into our ongoing operations;

•

the potential disruption of our ongoing business and distraction of management;

•

the difficulty in incorporating acquired technology and rights into our products and technology;

•

unanticipated expenses and delays relating to completing acquired development projects and technology integration;

•

a potential increase in our indebtedness and contingent liabilities, which could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•

the management of geographically remote units;

•

the establishment and maintenance of uniform standards, controls, procedures and policies;

•

the impairment of relationships with employees and clients as a result of any integration of new management personnel;

•

risks of entering markets or types of businesses in which we have either limited or no direct experience;

•

the potential loss of key employees or clients of the acquired businesses; and

•

potential unknown liabilities, such as liability for hazardous substances, or other difficulties associated with acquired businesses.

The Company has a history of losses, and may never achieve profitability.

The Company has incurred net losses and experienced negative cash flow for each quarter since its inception. As of December 31, 2007, we have had an accumulated deficit of $(511,704). We expect to incur further losses in 2008 to further realize, execute and expand our business. Moreover, we may never achieve profitability and, even if we do, we may not be able to maintain profitability.

Going concern opinions

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered recurring losses from operations, current liabilities exceed current assets, and cash flows from operations are negative, which all raise substantial doubt about its ability to continue as a going concern. Management’s plans for funding future operations primarily include the sale of debt and equity securities. The Company’s failure to raise additional funds under its plan would unfavorably impact its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the Company’s inability to realize the carrying value of assets.

 The Company business may be affected by factors outside of their control.

The Company’s ability to increase sales and to profitably deliver and sell its service offerings is subject to a number of risks, including changes to the regulatory filing and distribution of proxy materials, competitive risks such as the entrance of additional competitors into the Company’s market, pricing and competition and risks associated with the marketing of new services in order to remain competitive.

If potential customers take a long time to evaluate the use of our services, we could incur additional selling expenses and require additional working capital.

The acceptance of our services depends on a number of factors, including the nature and size of the potential customer base, the effectiveness of our system, and the extent of the commitment being made by the potential customer, and is difficult to predict. If potential customers take longer than we expect to decide whether to use our services, our selling expenses could increase, and we may need to raise additional capital sooner than we would otherwise need to.

Seasonality

A greater portion of our printing, distribution and solicitation of proxy materials business will be processed during our second fiscal quarter. Therefore, the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials the Company will continue to grow its regulatory filing business, since it is linked to predictable periodic activity that is cyclical in nature.

Risks Related to Our Common stock; Liquidity Risks

The price of our Common stock may fluctuate significantly, which could lead to losses for stockholders.

Stock of public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. We expect our stock price to be similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of the prospects of our Company or companies in our market could also depress our stock price, regardless of our actual results.  Factors affecting the trading price of our common stock may include:

•

variations in operating results;

•

announcements of strategic alliances or significant agreements by the Company or by competitors;

•

recruitment or departure of key personnel;

•

litigation, legislation, regulation of all or part of our business;

•

changes in the estimates of operating results or changes in recommendations by any securities analyst that elect to follow our common stock; and

You may lose your investment in the Shares.
An investment in the shares involves a high degree of risk.  An investment in the shares is suitable only for investors who can bear a loss of their entire investment.

We have no intention to pay dividends on our common stock. For the near-term, we intend to retain any remaining future earnings, if any, to finance the Company’s operations and do not anticipate paying any cash dividends with respect to our common stock.

The issuance of preferred stock may have the effect of preventing a change of control and could dilute the voting power of our common stock and reduce the market price of our common stock.

During the period of report the Company’s common stock was quoted on the Pink Sheets Board and there is no liquidity in the trading market for our common stock. Effective March 20, 2008, the Company’s common stock became listed on the Over the Counter Bulletin Board market under the symbol “ISDR”. There has been little or no trading of our common stock and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained.  As a result, investors may be unable to sell their shares of our common stock.

If the registration statement that we intend to file is declared effective, sales of shares of our common stock on the open market could create short term liquidity and could have an adverse effect on the market price of our common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00, subject to exceptions. The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the rules generally require that prior to a transaction in a penny stock the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the liquidity of penny stocks.  Our common stock is subject to the penny stock rules, and investors acquiring shares of our common stock may find it difficult to sell their shares of our common stock.

ITEM 2.

DESCRIPTION OF PROPERTY.

On June 8, 2007, the Company moved its corporate headquarters to sustain its growth and commitments to building its operations. The Company maintains adequate space to sustain its growth through 2009. Additionally, through its acquisition of Bassett Press, Inc., the Company maintains a presence in South Florida.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time the Company may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common stock

Our common stock currently trades on the OTC Bulletin Board under the symbol “ISDR.” The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Fiscal 2006
Quarter Ended March 31, 2006	0.12	0.06
Quarter Ended June 30, 2006	0.18	0.07
Quarter Ended September 30, 2006	0.15	0.15
Quarter Ended December 31, 2006	0.15	0.15
Fiscal 2007
Quarter Ended March 31, 2007	0.15	0.10
Quarter Ended June 30, 2007	0.20	0.11
Quarter Ended September 30, 2007	2.50	0.12
Quarter Ended December 31, 2007	2.14	0.85
Fiscal 2008
Quarter Ended March 31, 2008 (to March 20, 2008)[1]	1.24	0.35

1 The most current date at the time of this report, March 20, 2008, is also the date we were listed on the Over the Counter Bulletin Board (OTCBB) market, under the same symbol ISDR.

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

As discussed above, at the present time, our common stock trades on the OTC Bulletin Board. Historically, our common stock was classified as a penny stock. Based on the trading prices during 2007, our common stock was considered a penny stock for purposes of federal securities laws.

If our common stock were to once again fall under the penny stock regulations, it may be difficult to trade the stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in our stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of our common stock, and impede the sale of the stock.

Holders of Record

As of December 31, 2007, there were approximately 700 holders of record of our common stock and 16,235,723 shares outstanding. There were 2 holders of preferred shares and as of December 31, 2007, there were 7 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

ITEM 6.

SELECT FINANCIAL DATA

Two Year Financial Summary

	Year Ended December 31,
Statement of Operations	2007	2006
Revenue	$640,150	$48,875
Cost of revenues	264,572	1,175
Gross profit	375,578	47,700
Operating costs	623,118	305,056
Operating loss	(247,540)	(257,356)
Interest expense	(37,348)	(5,177)
Other income	35,717	--
Loss from operations	$(249,171)	$(262,533)

Segment Financial Information

	Year Ended December 31,
Business Segment information	2007	2006	% change
Revenues
Compliance and reporting services	$451,355	$48,875	823.5%
Print and Financial Communications	140,712	--	--%
Fulfillment and distribution	28,793	--	--%
Other	19,290	--	--%
Total	$640,150	$48,875	1210%

Cyclical, Seasonality and Other Factors That Could Affect the Company’s Business

A greater portion of our printing, distribution and solicitation of proxy materials business segments will be processed during our second fiscal quarter (calendar quarter). Therefore the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, the Company will continue to grow its regulatory filing business, since it is linked to predictable periodic activity that is cyclical in nature.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of this report. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-K is based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

The Company’s (“we”, “us”, “our”) results from continuing operations improved in 2007 as compared to 2006. For the year ended December 31, 2007, revenue increased 1210% to $640,150 from $48,875 in 2006. The Company’s results of operations for the year ended December 31, 2007 are a direct effect of the increased number of corporate issuers as it relates to the business combinations of My EDGAR and Bassett Press as well as sales and marketing efforts in the last two quarters of 2007.

The Company continues to focus on both organic and inorganic acquisitions of complementary businesses that fit our business segments as detailed below:

In March 2007 the Company acquired the assets of Edgarization, LLC, (“EDGARIZATION”) for $130,000. The acquisition expanded the initial client base by 50%. As of the time of this report the Company continues to realize revenues from 90% of those clients on a yearly prorate basis.

In July 2007 the Company acquired Bassett Press, Inc., (“Bassett”) for $104,000 in cash obligations and 150,000 common shares a split adjusted basis. The company continues to operate the brand and its location in South Florida. The acquisition gave the Company the ability to fill the gaps in a true end-to-end provider of financial communication to corporate issuers. Bassett now operates under the Elite Financial Press brand. The Company expects to see significant growth from this business segment under the Elite brand.

Results of Operations

Management evaluates the performance of its segments separately to monitor the different factors that could affect its financial results. Although each segment is relatively a new business segment to our Company, it is subject to review and evaluation by our management for such things as current market conditions, market opportunities and available resources.

Management uses segment profit to evaluate the performance of its operating segments. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, purchased in-process research and development, and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments.

Revenues for the period ended December 31, 2007 increased 1210% to $640,150 compared to $48,875 for the same period ended December 31, 2006. Overall gross margin for the period ended 2007 averaged 59% or $375,578.

Plan of Operation

The following plan of operations provides information which the Company’s management believes is relevant to an assessment and understanding of its business, operations and financial condition. The discussion should be read in conjunction with the financial statements as of and for the periods ended December 31, 2007, December 31, 2006 and the notes thereto which are included in this Current Report. This plan of operation contains forward-looking statements that involve risks, uncertainties and assumptions.

The Company’s actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained elsewhere in this Current Report.

Comparison of results of operations for the years ended December 31, 2007 and 2006

	Year Ended December 31,
Business Segment information	2007	2006	% change
Revenues
Compliance and reporting services	$451,355	$48,875	823.5%
Print and Financial Communications	140,712	--	--%
Fulfillment and distribution	28,793	--	--%
Other	19,290	--	--%
Total	$640,150	$48,875	1210%

Comparison of results on Revenues quarter over quarter from 2007 compared to 2006

For the period ended	Total Revenues	Percent change Year over year

December 31, 2007	$254,926	807%
December 31, 2006	28,100

September 30, 2007	227,127	1,195%
September 30, 2006	17,535

June 30, 2007	112,633	3,376%
June 30, 2006	3,240

March 31, 2007	45,464	N/A %
March 31, 2006	-

Operating Expenses

Sales and Marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the year ended December 31, 2007 increased $124,657 or 641%, to $144,093, from $19,436 for the year ended December 31, 2006, primarily due to the expansion of our sales efforts and increase in travel related sales activity.

General and Administrative Expense

General and Administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses for the year ended December 31, 2007 increased $165,243, or 163%, to $266,813 from $101,570 for the year ended December 31, 2006. The increase was primary due to the costs associated with increased sales and marketing activities.

Liquidity and Capital Resources

Current liabilities for the period ended December 30, 2007, was $339,213, including accounts payable for accounting, legal and general operations of all business segments. At December 31, 2007, the Company’s total assets exceeded the total liabilities by $154,757.

Outlook

The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including, without limitation, demand for and acceptance of the Company’s services, new developments, competition and general economic or market conditions, particularly in the domestic and international capital markets. Our 2008 Outlook does not reflect any additional acquisitions we may complete during the period. Refer also to the Cautionary Statement Concerning Forward Looking Statements included in this report.

Our vision is to improve our overall market position as the premier financial document and print distribution service company by providing a true single sourced model for issuers and the capital markets.

We pride ourselves on, the best Systems, the best service to our clients, the highest Support to our staff; record Results, higher Returns to our shareholders, and higher Rewards to our team members.

The Company’s strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing our focus on productivity, and acquiring and integrating complementary businesses. To increase shareholder value, the Company pursues three major strategic objectives.

In fiscal 2008, the Company expects net sales to increase substantially over fiscal 2007. Our unique offering segments yield a competitive advantage in the marketplace even though we operate in a competitive sector. We anticipate further consolidation in the marketplace of financial printers and suppliers in 2008, which may result in pricing pressures; however we believe our unique business segments will provide us the opportunity to increase our overall market.

We expect to substantially increase our revenues in our financial printing and communications, as well as our fulfillment and delivery segment as the number of financial communication pieces printed and delivered to shareholders is expected to rise in 2008 over 2007. This includes the notice and access offering that accelerated filers have the option to participate in effective in 2008.

Technological advancements - such as the electronic distribution of documents, online distribution and notice and access programs, as well as our unique print-on-demand technology will impact the markets we serve in 2008 and beyond and create a larger demand for our products and services. Looking forward we have accounted for the possible substitute of traditional printed materials for a more robust electronic delivery and online voting systems. To address these longer term industry concerns we have spent considerable amounts of time in specific segments of our business, building brands around Notice and Access, through our Issuer Hub and iProxy Direct systems, coupled with our partnership with DHL that created the Issuer Logistics model.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting polices are disclosed in the notes to the Financial Statements. The selection and application of these accounting principles and methods requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, the Company evaluates its estimates, including those related to the recognition of revenue, allowance for doubtful accounts, valuation of goodwill and other intangible assets, income tax provision and deferred taxes, restructuring costs, actuarial assumptions for employee benefit plans, and contingent liabilities related to litigation and other claims and assessments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that the estimates and assumptions it uses in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome, and therefore, actual results could differ from these estimates.

The Company derives its revenues from four primary sources: Edgarization, financial printing, proxy and tabulation and fulfillment related services. The Company recognizes its revenue when services are rendered or delivered to customers either at time of delivery or completion, where collectability is probable. If amounts are received by the Company in advance the revenue is allocated as deferred revenues.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. As of December 31, 2007, an allowance for doubtful accounts of approximately $11,950 is made.  There was no allowance made as of December 31, 2006.

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

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment and intangible assets are not subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Recently Issued Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will adopt this standard during the first quarter of 2009 and is currently evaluating the impact this standard will have on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

The above pronouncements are not currently expected to have a material effect on our financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheet as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the two years ended December 31, 2007 and 2006, together with the independent registered public accountants’ report thereon appear beginning on Page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A.

CONTROLS AND PROCEDURES.

Management’s annual report regarding internal disclosure controls and procedures

Beginning in the fiscal year ended December 31, 2007, we became obligated to establish and maintain adequate internal disclosure controls and procedures. We also became obligated to evaluate, on a quarterly basis, the effectiveness of the Company’s internal disclosure controls and procedures, and to disclose the results of those periodic evaluations in the quarterly and annual reports we file under the Exchange Act from that date forward.

We re-evaluated the effectiveness of the Company’s internal disclosure controls and procedures as of the date of this report with the participation of Brian R. Balbirnie, who, as of the date of this report, was the Company’s Chief Executive Officer, and James M. Learish the Company’s President and Chief Accounting Officer, both together the executive officers. Based on that evaluation, we concluded that as of the date of this report, the Company’s internal disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it will subsequently file or submit to the SEC will be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include, without limitation, controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were not effective as of December 31, 2007 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

Additionally, there were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 9B.

OTHER INFORMATION.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subjected to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers

At December 31, 2007, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
Brian R. Balbirnie	36	Chairman of the Board, Chief Executive Officer
James M. Learish	38	President, Chief Accounting Officer
Edward P. Gistaro	71	Director
Chauncey E. Schmidt	73	Director

Brian R. Balbirnie – Chairman, Chief Executive Officer

Brian R. Balbirnie is the Chairman and Chief Executive Officer for Issuer Direct Corporation, and one of the initial co-founders of My EDGAR. Prior to starting the Company, Mr. Balbirnie was the managing partner of a compliance and consulting practice – focused on the Sarbanes Oxley Act. Mr. Balbirnie also served as the Chief Financial Officer and Chief Operating Officer for Mobile Reach International, a public entity located in North Carolina; responsible for the day to day operations, including all facets of SEC reporting. Mr. Balbirnie spent several years consulting with companies, assisting in public strategies, Merger Acquisitions and financial reporting. In the early nineties, Mr. Balbirnie founded the first wireless data compression solutions exclusively sold through the Bell South and AT&T channel network – winning “best wireless company” – by Ziff Davis. Mr. Balbirnie attended St. Petersburg College majoring in Business Administration and Marketing.

James M. Learish – President, Chief Accounting Officer and Director

Mr. Learish is the President, Chief Accounting Officer, Director, and one of the co-founders of My EDGAR. Prior to starting the Company, Mr. Learish spent over four years as a Managing Director in multiple strategic business and investment consultancies that consulted to private and public companies on all areas of business operations, including raising capital, going public, and shareholder communications. In addition to his investment and shareholder communications experience, Mr. Learish performed executive consulting duties in the telecommunication, pharmaceutical, high-tech, utility, and domestic & international banking industries for companies such as GlaxoSmithKline, Wachovia, TECO Energy, and Mercantil, C.A., Mr. Learish holds an MBA from Duke University (1998) and a BS in Finance from the Florida Southern College (1991).

Edward P. Gistaro – Director

Edward P. Gistaro has served as Chairman of the Board of Directors of Docucon incorporated since 1990. He served as Chief Executive Officer of the Company from June 4, 1988 until April 1998, when the Board of Directors accepted his recommendation that he be replaced by Douglas P. Gill as Chief Executive Officer. Mr. Gistaro also served as President of the Company from 1988 until 1991. In 1973, Mr. Gistaro joined Datapoint Corporation as VP of Marketing. During his tenure at Datapoint, he held various management positions, including chief executive officer, chief financial officer, president and chief operating officer. While at Datapoint, Mr.  Gistaro negotiated and executed more than $150 million in acquisition and financing transactions, and played a key role in the company's growth from $16 million to $600 million, at which time Datapoint Corporation became a Fortune 500 company. In addition to serving as Chairman of the Board of Directors for Docucon Incorporated, Mr. Gistaro also serves as a director on the boards of Analytical Surveys, Inc., since 2004 and InSite Services since 2006.

Chauncey E. Schmidt – Director

Chauncey E. Schmidt was elected to the Board of Directors of Docucon Incorporated in February 1993. He has been Chairman of C.E. Schmidt & Associates, an investment firm, since April 1989. From 1987 to March 1989, he was Vice Chairman of the Board of AMFAC, Inc., a New York Stock Exchange-listed Company engaged in diversified businesses. He has previously served as President of The First National Bank of Chicago and Chairman of the Board of Directors and Chief Executive Officer of The Bank of California, N.A. Mr. Schmidt is on the Board of Trustees of the U.S. Naval War College Foundation and is active in several civic and charitable organizations.

Election of Directors and Officers

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Articles of Incorporation.

Our Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified.

ITEM 11.

EXECUTIVE COMPENSATION.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2007, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year (Dec 31st)	Salary	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation ($)
Brian R. Balbirnie, Chairman, Chief Executive Officer	2007	$23,500[2]	--	--	--	--	--	--
	2006	$67,500[1]	--	3,750,000[1]	--	--	--	--
	2005	--	--	--	--	--	--	--

James M. Learish, President, Chief Accounting Officer	2007	$15,000[3]	--	--	--	--	--	--
	2006	$67,500[4]	--	3,300,000[4]	--	--	--	--
	2005	--	--	--	--	--	--	--

1 For the period ended December 31, 2006, the wages payable and accrued wages payable for the above named officer totaled $67,500. As of December 31, 2006, $27,500 was paid; the balance was converted into the company’s common stock. The amount of shares indicated above are post split (3 for 1).

2 The amount above indicates the full amount of compensation for the nine month period ended September 30, 2007

3 The amount above indicates the full amount of compensation for the nine month period ended September 30, 2007.

4 For the period ended December 31, 2006 the wages payable and accrued wages payable for the above named officer total $67,500, as of December 31, 2006 $23,500 was paid, the balance was converted into the company’s common stock. The amount of shares indicated above are post split (3 for 1).

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2008 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and “named executive officers”; and (iii) all of our executive officers and directors as a group:

Name and address of Beneficial Owner	Number of Shares	Percent of Class
Directors and Named Executive Officers
Brian R. Balbirnie	5,670,000	33.10%
James M. Learish	4,800,000	28.02%
Edward Gistaro	136,139	0.79%
Chauncey Schmidt	122,334	0.71%
All Directors and Executive Officers as a group (5 persons)	10,729,896	62.64%
Other 5% or Greater Beneficial Owners
Beyond the Box, LLC.	1,023,804	5.98%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the periods ended December 31, 2007 and 2006, we retained our principal accountants, De Joya Griffith & Company. LLC., as well as other applicable consultants or professionals:

	2006	2007
Audit Fees—Annual Audit and Quarterly Reviews [1]	$40,000	$30,000
Tax Fees	—	—
All Other Fees	—	3,000
Total	$40,000	$33,000

1Audit Fees. Audit fees represent amounts incurred in connection with the audit of our annual financial statements included in our Form 10-KSB for the periods December 31, 2002 through December 31, 2006 and the review of quarterly financial statements included in our Forms 10-QSB for the most recent quarter ended September 30, 2007 and Form 10-K for the period ended December 31, 2007. All fees paid by us to our independent auditors were approved by our board of directors since at present no Audit Committee exists.

All Other Fees. In connection with the acquisitions of Edgarization, LLC., and Bassett Press, Inc. we incurred one time charges for accounting services related to the transactions and integration of accounting systems and controls.

PART IV

ITEM 15.

EXHIBITS.

(a)	1. Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit

Exhibit
Number

Description

23.1

Consent of Independent Registered Accounting Firm*

31.1

Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2

Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1

Section 1350 Certification of Principal Executive Officer.*

32.2

Section 1350 Certification of Principal Financial Officer.*

* Filed herewith

(c)	Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: March 31, 2008	By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie Chairman of the Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2008.

Signature	Date	Title

/s/ BRIAN R. BALBIRNIE	March 31, 2008	Chief Executive Officer and Chairman of the
Brian R. Balbirnie		Board of Directors and Director (principal executive officer)

/s/ JAMES M. LEARISH	March 31, 2008	President and Chief Accounting Officer
James M. Learish		(principal financial officer and principal accounting officer)

/s/ EDWARD P. GISTARO	March 31, 2008	Director
Edward P. Gistaro

/s/ CHAUNCEY SCHMIDT	March 31, 2008	Director
Chauncey Schmidt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Issuer Direct Corporation

Cary, North Carolina

We have audited the accompanying balance sheets of Issuer Direct Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

March 27, 2008

ISSUER DIRECT CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(AUDITED)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$39,318	$8,401
Accounts receivable, net	124,954	5,189
Security deposits	7,617	1,687
Other current assets	3,549	--
Total current assets	175,438	15,277
Furniture, equipment and improvements, net	16,337	3,009
Intangible assets, net	302,195	40,000
Total assets	$493,970	$58,286
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$54,705	$2,359
Accrued expenses	89,191	145,052
Deferred revenue	--	4,430
Due to - related party	--	1,978
Notes payable	195,317	110,000
Total current liabilities	339,213	263,819
Total liabilities	339,213	263,819
Stockholders' equity (deficit):
Preferred stock 1.00 par value, 10,000,000
Series A, 60 shares designated, 7 shares issued and outstanding	7	--
Common stock, $0.001 par value, 25,000,000 shares
authorized, 16,235,723 and 5,031,000 shares issued and
outstanding as of 12/31/07 and 12/31/06, respectively	16,235	5,031
Additional paid-in-capital	654,455	51,969
Treasury stock	(4,236)	--
Accumulated deficit	(511,704)	(262,533)
Total stockholders' equity (deficit)	154,757	(205,533)
Total liabilities and stockholders' equity (deficit)	$493,970	$58,286

The accompanying notes are an integral part of these financial statements.

IISSUER DIRECT CORPORATION

STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended	From Inception (February 10, 2006) to
	December 31, 2007	December 31, 2006
Revenues
Document conversion	$451,355	$48,875
Printing and financial communication	140,712	--
Fulfillment and distribution	28,793	--
Other	19,290	--
Total	640,150	48,875
Cost of services	264,572	1,175
Gross profit	375,578	47,700
Operating costs and expenses:
General and administrative	266,813	101,570
Payroll expenses	329,721	202,483
Depreciation and amortization	26,584	1,003
Total operating costs and expenses	623,118	305,056
Net operating loss	(247,540)	(257,356)
Other expense:
Interest expense	(37,348)	(5,177)
Interest income	--	--
Other income	35,717	--
Total other expense	(1,631)	(5,177)
Net loss	(249,171)	(262,533)
Loss per share - basic	(0.02)	(0.06)
Weighted average number of common
shares outstanding - basic	14,039,613	4,161,444

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (FEBRUARY 10, 2006) TO DECEMBER 31, 2007

(AUDITED)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit		Total Stockholders’ Equity(Deficit)
Balance at beginning of Period February 10, 2006				$		$		$-	$		$0
Issuance of common stock for cash at $0.00125	---	---	4,800,000		4,800		---	(2,800)		---	2,000
Issuance of common stock for services $0.20	---	---	75,000		75		---	4,925		---	5,000
Issuance of common stock for purchase of assets at $1.25	---	---	96,000		96		---	39,904		---	40,000
Issuance of common stock for cash at $0.50	---	---	60,000		60		---	9,940		---	10,000
Net income (loss)	---	---					---			(262,533)	(262,533)
Balance at end of period December 31, 2006	---	---	5,031,000		5,031		---	51,969		(262,533)	(205,533)
Issuance of stock related to reverse merger	7	7	246,799		246		(4,236)	(256,594)			(260,577)
Issuance of common stock for cash at $0.50	---	---	1,560,000		1,560		---	258,440		---	260,000
Issuance of common stock for conversion of notes payable at $0.40	---	---	1,093,938		1,094		---	146,603		---	147,697
Issuance of common stock for acquisitions at $0.005	---	---	300,000		300		---	73,547		---	73,847
Issuance of common stock for employee incentives at $0.50	---	---	121,000		121		---	60,379		---	60,500
Issuance of common stock for settlement of accrued liabilities	---	---	7,484,000		7,484		---	121,016		---	128,500
Issuance of common stock for settlement of accrued liabilities	---	---	398,986		399		---	199,095		---	199,494
Net income (loss)	---	---	---		---		---			(249,171)	(249,171)
Balance at end of period December 31, 2007	7	$7	16,235,723		$16,235		$(4,236)	$654,455		$(511,704)	$154,757

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

STATEMENTS OF CASHFLOWS

 (AUDITED)

	For the year ended December 31, 2007	From Inception (February 10, 2006) to December 31, 2006
Cash flows from operating activities
Net loss	$(249,171)	$(262,533)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	26,584	1,003
Stock based compensation	60,500	5,000
Interest expense accrued on related party notes payable	15,747	--
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(43,498)	(5,189)
Decrease in prepaid expenses	254	--
(Increase) in security deposits	(5,930)	(1,687)
Increase(decrease) in accounts payable	37,872	2,359
Increase in accrued expenses	(4,831)	145,052
Increase (decrease) in deferred revenue	(4,430)	4,430
(Decrease) in notes payable	(1,978)	--
Net cash used by operating activities	(168,881)	(111,565)
Investing activities
Cash acquired through business acquisition	5,637	--
Purchase of fixed assets	(7,559)	(4,012)
Intangible assets	(30,000)
Net cash used by investing activities	(31,922)	(4,012)
Financing activities
Due to related party	--	24,478
Proceeds from sale of common stock	260,000	12,000
Proceeds from note payable - convertible	50,000	110,000
Payments to related party	(78,280)	(22,500)
Net cash provided by financing activities	231,720	123,978
Net change in cash	30,917	8,401
Cash - beginning	8,401	--
Cash - ending	$39,318	$8,401
Supplemental disclosure for non cash investing & financing activities
Non-cash activities:
Acquisition of assets in the acquisitions related to Bassett Press Inc.	$73,847
Accrued expenses settled by issuance of shares	$327,992
Notes payable settled in shares	$147,697
Common stock issued for Goodwill	$--	$40,000

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:

Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company”or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger of My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. The transaction has been accounted for as a reverse merger; in accordance with SFAS No. 141, “Accounting for Business Combinations.” My EDGAR was the acquiring entity for accounting purposes. While the transaction was accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of My EDGAR’s capital structure.

The surviving company was formed for the purposes of helping companies produce and distribute their financial and business communications both online and in print. As an issuer services focused company, Issuer Direct Corporation operates under several brands in the market, including Elite Financial Press, iProxy Direct, Issuer Logistics, The Edgar Service Bureau / My EDGAR, Bassett Press, Edgarization, Shareholder Direct, and Audit Ready. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client's ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

Business Combinations

On March 1, 2007, we acquired 100% of the interest in Edgarization, LLC, an EDGAR filing company.  Under the asset purchase agreement we paid $30,000 in cash at closing, and we entered into a promissory note totaling $100,000 to be paid over 18 months, herein disclosed in Note 5 of the financial statements.

On July 2, 2007, we acquired 100% of the interest in Bassett Press, Inc.(“Bassett Press”), a financial printing company, for $107,000 in cash and 300,000 shares of the Company’s common stock.  The merger agreement also called for us to assume other certain obligations totaling $64,533 over 24 months, herein disclosed in Note 5 of the financial statements.

Both the asset purchase agreement with Edgarization, LLC., and acquisition with Bassett Press Inc., were completed to increase the reach in the market and number of customers served to bring us closer to profitability.

We accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Our results of operations include the activities of My EDGAR, Inc. from inception (February 10, 2006) through December 31, 2007 and for Bassett Press, Inc., from July 2, 2007 through December 31, 2007.

The goodwill and intangible assets acquired from business combinations is herein detailed in Note 4 of the financial statements.

The unaudited pro forma financial information below for the years ended December 31, 2007 and 2006 is presented for comparative purposes only and is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had these acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

On an unaudited pro forma basis, the combined information represents the combined operations of the Company. as though all Bassett Press had been combined as of the beginning of each of the periods presented:

Unaudited Proforma Information

	Issuer Direct	Bassett Press	Elimination	Consolidation
	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2007
Revenues	$350,343	$671,593	$--	$1,021,936
Cost of Services	142,284	328,605	--	470,889
Gross Profit	208,059	342,988	--	551,047
Operating Costs and Expenses:
General and Administrative	179,691	132,690	--	312,381
Payroll Expense -Less Commissions	265,689	165,429	--	431,118
Depreciation & Amortization	18,440	8,144	--	26,584
Total Operating Costs and Expenses	463,820	306,263	--	770,083
Net Operating Income (Loss)	(255,761)	36,725	--	(219,036)
Other Incone (Expenses):
Interest Income	23	793	--	816
Interest Expense	(11,872)	(34,114)		(45,986)
Total Other Income/Expense	--		(247)	(247)
Total Other Income(Expenses)	(11,849)	(33,321)	(247)	(45,417)
Net Income/(Loss)	$(267,610)	$3,404	$(247)	$(264,453)

	Issuer Direct	Bassett Press	Elimination	Consolidation
	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006
Revenues	$48,875	$547,215	$--	$596,090
Cost of Services	1,175	261,519	--	262,694
Gross Profit	47,700	285,696	--	333,396
Operating Costs and Expenses:
General and Administrative	101,570	113,976	--	215,546
Payroll Expense -Less Commissions	202,483	136,315	--	338,798
Depreciation & Amortization	1,003	9,295	--	10,298
Total Operating Costs and Expenses	305,056	259,586	--	564,642
Net Operating Income (Loss)	(257,356)	26,110	--	(231,246)
Other Income(Expenses):
Other Expense	--	(6,244)	--	(6,244)
Interest Expense	(5,177)	(10,913)		(16,090)
Total Other Income(Expenses)	(5,177)	(17,157)	--	(22,334)
Net Income/(Loss) before tax	$(262,533)	$8,953	$--	$(253,580)
Provision for income tax		1,343
Net Income/(Loss)	$(262,533)	$7,610	$--	$(253,580)

Going Concern

The Company has incurred losses since inception and has a working capital deficit of $163,755 and an accumulated deficit of $(511,704) at December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. The Company has funded its operations and marketing efforts since inception through the issuance of debt and equity securities. In order to continue execution of the business plan, increase marketing efforts and achieve profitable operations, management anticipates a need for additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities. The Company’s failure to raise additional funds under its plan would unfavorably impact its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the Company’s inability to realize the carrying value of assets.

Note 2:

Reverse Merger

On December 13, 2007, Docucon Incorporated (“Docucon”), My EDGAR, Inc. (“My EDGAR”) and Docucon Acquisitions Corporation (“DAC”), a wholly-owned subsidiary of Docucon, entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, on December 13, 2007 DAC merged with and into My EDGAR, with My EDGAR remaining as the surviving corporation (the “Merger”).  As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of My EDGAR was converted into the right to receive one share of the common stock of Docucon.  As a result of the Merger, the former shareholders of My EDGAR will hold approximately 96% of the common stock of Docucon

On December 14, 2007, the Company filed an amendment to its articles of incorporation to change it name from Docucon Incorporated to Issuer Direct Corporation.

Note 3:

Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company of its wholly-owned subsidiaries as of December 31, 2007. Any applicable intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company has maintained a minimal cash balance with financial institutions that has not exceeded insured limits during the reporting period. The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company recognizes revenue when services are rendered or delivered, where collectability is probable. Revenue for completed but unbilled work is recognized based on the Company’s historical standard pricing for the type of service and is adjusted to actual when billed.

Earnings per Share

The Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since the fully diluted loss per share for 2007 and 2006 was anti-dilutive, basic and diluted loss per share are the same.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. As of December 31, 2007, an allowance for doubtful accounts of $11,950 was made. There was no allowance as of December 31, 2006.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109", ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company adopted the provisions of FIN 48 this current fiscal year. As a result of the implementation of FIN 48, the Company recognized no material adjustments to the liability for unrecognized income tax benefits.

The Company's policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements, if applicable.

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment and intangible assets are not subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will adopt this standard during the first quarter of 2009 and is currently evaluating the impact this standard will have on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

The above pronouncements are not currently expected to have a material effect on our financial statements.

Note 4:

Fixed Assets

	December 31, 2007	December 31, 2006
Computers & equipment	$33,988	$2,312
Furniture	3,961	1,700
Software	20,223	--
Total fixed assets, gross	$58,172	$4,012
Less:-Accumulated depreciation	41,835	1,003
Total fixed assets	$16,337	$3,009

Depreciation expense for the years ended December 31, 2007 and 2006 was $26,584 and $ 1,003 respectively.

Note 5:

Goodwill and Intangible Assets

Under the provisions of SFAS 142, goodwill is to be tested for impairment at least annually at the reporting unit level. The goodwill is substantially related to the acquisitions of Edgarization, LLC and Bassett Press Inc., in March 2007 and July 2007, respectively. When measuring fair value, the Company considers past, present and future expectations of the goodwill. The Company completes goodwill impairment tests at least annually as of December 31 each year.

During the fourth quarter of 2007, the Company recorded an impairment charge of $16,000 related to the goodwill of certain domain property. The Company completed the annual test and determined that there was no other significant impairment of goodwill as of December 31, 2007.

As at December 31, 2007, amounts allocated to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

December 31, 2007
Domain name – My Edgar	$40,000
Goodwill and other intangibles (1)	278,195
Total Intangible assets, gross	318,195
Less:- Amortization	16,000
Total Intangible assets, net	$302,195

(1)	Bassett Press, Inc.	Edgarization, LLC.	Total
Intangible assets
Customer lists	$25,000	$15,000	$40,000
Computer Software (Intellectual Property)	50,000	--	50,000
Non-Contractual Customer Relationships	30,000	25,000	55,000
Goodwill	43,195	90,000	133,195
Total Intangible assets	$148,195	$130,000	$278,195

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Actual results may vary from these estimates under different assumptions or conditions. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, estimated useful lives of intangible assets. We base our estimates on historical experience, business practices and corporate policy, market acceptance and various other assumptions that are believed to be reasonable under the circumstances.

We test our intangibles and goodwill annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The weighted average useful life of intangibles assets are based on 5 years. In connection with the annual report ended December 31, 2007 we have reviewed our useful life estimates of our intangible assets and have accelerated the in service use of two years. Management believes that the brands and domain property in connection with the intangibles carry a present value to the market of $24,000 for the period ended December 31, 2007. The Company owns several other brands and domain names that could have an impact to the period ended December 31, 2008. Management will review the estimates of useful life and make adjustments as necessary.

Note 6:

Notes payable

As of December 31, 2007 and 2006, the Company had total remaining obligations of $195,316 and $110,000, respectively, in unsecured notes payable to the following:

	2007	2006
Note Payable with a director of the Company in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and as of December 31, 2007 the total proceeds used was $23,000 including interest the note is in default as of December 31, 2007. The note is due on demand.	$23,525
Convertible Notes Payable in the amount of $100,000 and $10,000, with interest of 10%		110,000
Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%. The note is due on demand.	25,000
Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%. The note is due on demand.	25,000
24 month unsecured Note Payable in connection with the July 2, 2007 acquisition of Bassett Press, with interest of 8% due and payable monthly, with a balloon payment of $25,000. The maturity date for the notes is August 2009.	64,534
Unsecured Note Payable in connection with the asset purchase agreement in March 2007, with interest of 8%. The maturity date for the note is October 31, 2008.	57,258
	$195,317	110,000

Notes Payable Settled during the Period.

Shares of Common Stock To be issued under Settlement Agreements as of September 30, 2007
2007
Notes Payable[1]	216,668
Accounts Payable[2]	106,650
Accrued Expenses[3]	75,668
Total Shares	398,986

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

As of February 5, 2008, shares to be issued under settlement agreements mentioned above have been issued and are reflective in our issued and outstanding common stock totaling 17,127,723.

Note 7:

Related party transactions

In September 1999, two directors of the Company made advances to the Company totaling $325,000. The Company’s obligation to repay these advances is evidenced by two notes payable previously disclosed and reported on the Company’s annual reports ended December 31, 2001 through December 31, 2006. The balance owed of $108,334 under both notes payable was settled by the Company on September 30, 2007.  Each party agreed to convert amounts owed without interest into 216,668 common shares of the Company.  As of December 31, 2007, the shares have not been issued in connection with this settlement, but are reflective in the total issued and outstanding as of December 31, 2007. The shares were issued on February 5, 2008.

On September 17, 2007, the Company entered into a promissory note with Mr. Balbirnie in the amount of $25,000 for various obligations the Company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The note carries interest in the amount of 8% per annum and at December 31, 2007 the total amount in default is $23,525.

On November 20, 2007, two directors of the Company entered into promissory notes with the Company in the amount of $25,000 each. The promissory notes call for the repayment or conversion upon the Company receiving $1,000,000 in gross proceeds of a private placement of a either equity or debt financing, if a lesser amount is received then the conversion or repayment is by mutual consent. As of December 31, 2007, the notes still remain outstanding.

Note 8:

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

Note 9:

Commitments and Contingencies

Office Lease

In March 2006, the Company entered into a one year term lease until February 2007 for its office in Cary, NC. Under the terms of the agreement, rent is to be paid at the monthly rate of $1,375. The Company remained in the leased space on a month to month arrangement until its new corporate offices were available.

In May 2007, the Company signed a 3 year lease for 5,700 sq ft for its corporate headquarters, located at 201 Shannon Oaks Circle Suite 105 Cary NC 27511. Rental expenses associated with the leased premise totaled $17,541 for the period ended December 31, 2007.

Note 10:

Weighted average common shares outstanding

For the years ended December 31, 2007 and 2006, weighted average common shares outstanding applicable to earnings (loss) per common share were 14,039,613 and 1,387,148, respectively.

For the years ended December 31, 2007 and 2006, there were no outstanding options or warrants to purchase shares of the Company’s common stock.

Common shares of 58,331 (approximately 3,889 on a split-adjusted basis) issuable upon the potential conversion of Company’s Series A Convertible Preferred Stock as of December 31, 2007 were not included in the computation of diluted earnings (loss) per common share because they were anti-dilutive.

The following is a reconciliation of the computation for basic and diluted EPS:

December 31, 2007
Net (loss)	$(249,171)
Weighted Average common shares Outstanding
Basic	14,039,613
Warrants	-
Loss per share	$(0.018)

Note 11:

Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2006
Revenues	-	3,240	17,535	28,100
Cost of Goods	-	-	425	750
Gross profit	-	3,240	16,385	20,300
Gross profit percentage		100%	97%	96%
Operating costs and expenses	3,782	76,553	97,692	132,206
Net income (loss)	(3,782)	(73,313)	(81,307)	(104,856)
Net income (loss) per share				(0.063)
Weighted average shares outstanding basic				4,161,444
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2007
Net revenues	45,465	112,633	227,127	254,926
Cost of Goods	4,562	37,968	103,817	114,953
Gross profit	40,903	74,665	123,310	139,973
Gross profit percentage	77.19%	42.10%	54.29%	54.90%
Operating costs and expenses	44,440	51,528	211,721	197,830
Net income (loss)	(3,537)	23,182	(90,480)	(57,856)
Net income (loss) per share				(0.008)
Weighted average shares outstanding basic				14,039,613

Concentrations

For the periods ended December 31, 2007 and December 31, 2006, the percentages of the Company’s revenues were derived as a percentage as follows:

Revenue Segments	2007	2006
Compliance and reporting services	70.5%	100%
Printing and Financial Communications	22.0%	-%
Fulfillment and Distribution	4.5%	- %
Professional services and other	3.0%	-%
	100%	100%

The Company did not have any one customer account for greater than 10% of the operating revenues of its core services in either the period ended December 31, 2007 and 2006.

The Company believes it did not have any financial instruments that could have potentially subjected itself to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 12

Income Taxes

At December 31, 2007 and 2006, the Company had a federal operating loss carry forward of $10,798,900 and $10,632,600, respectively.

The provision for income taxes consisted of the following components for the years ended December 31:

	2007	2006
Current:
Federal	--	--
State	--	--
Deferred:	--	--
	--	--

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$3,779,612	$3,721,410

Total deferred tax assets	3,779,612	3,721,410
Less: Valuation Allowance	(3,779,612)	(3,721,410)
Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $3,779,612 and $3,721,410, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2007 and 2006.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2007	2006
Federal statutory tax rate	(35.0) %	(35.0) %
Permanent difference and other	35.0%	35.0%
Effective tax rate	0%	0%

Note 13:

 Subsequent Events

Subsequent to the year ended December 31, 2007, the Company issued the following shares of common stock:

a.

Each director was issued 14,000 shares of restricted common stock in payment for services rendered during the year ended December 31, 2007 valued at a total of $21,000, or $7,000 for each director.

b.

On January 28, 2008, a business entity was issued 100,000 shares of restricted common stock in exchange for cash of $25,000.

c.

On February 5, 2008, two individuals, related parties, were each issued 150,000 shares of restricted common stock as compensation for services rendered in fiscal 2007.

d.

On February 5, 2008, one individual was issued 450,000 shares of restricted common stock in exchange for cash of $112,500.