Form 10-Q
period 2008-03-31
ISSUER DIRECT CORP
filed 2008-05-15
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

ISSUER DIRECT CORPORATION

(Exact name of registrant as specified in its charter)

———————

Delaware	1-10185	74-2418590
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

201 Shannon Oaks Circle Suite 105, Cary North Carolina 27511

 (Address of Principal Executive Office) (Zip Code)

(919) 481-4000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,177,723 common stock was issued and outstanding as on May 4, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance sheets as of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	2
Statements of operations for the three months ended March 31, 2008 and 2007 (Unaudited)	3
Statements of cash flows for the three months ended March 31, 2008 and 2007 (Unaudited)	4
Notes to financial statements (Unaudited)	5-8

ISSUER DIRECT CORPORATION

BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$11,122	$39,318
Accounts receivable,( net of allowance for doubtful accounts of $11,950 and $11,950, respectively)	198,412	124,954
Security deposit	6,242	7,617
Other current assets	3,549	3,549
Total current assets	219,325	175,438
Furniture, equipment and improvements, (net of accumulated depreciation of $44,679 and $41,835, respectively)	13,494	16,337
Intangible assets, (net of accumulated amortization of $18,000 and $16,000, respectively)	300,195	302,195
Total assets	$533,014	$493,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,275	$54,705
Other current liabilities	19,287	89,191
Note payable – related party	73,525	73,525
Notes payable - other	120,311	121,792
Total current liabilities	296,398	339,213
Total liabilities	296,398	339,213

Stockholders' equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized -
Series A, 60 shares designated, 7 shares issued and outstanding	7	7
Series B, 476,200 shares designated; no shares issued and outstanding.
Common stock $.01 par value, 25,000,000 shares authorized,
17,177,723 and 16,235,723 shares issued and outstanding as of 03/31/2008 and 12/31/2007 respectively.	17,176	16,235
Additional paid-in capital	1,123,913	654,455
Treasury stock	(4,236)	(4,236)
Accumulated deficit	(900,244)	(511,704)
Total stockholders' equity	236,616	154,757
Total liabilities and stockholders’ equity	$533,014	$493,970

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues
Document conversion	$181,463	$48,794
Printing and financial communication	77,413	-
Fulfillment and distribution	33,583	1,100
Other	891	-
Total	293,350	49,894

Cost of services	137,722	4,562
Gross profit	155,628	45,332
Operating costs and expenses
General and administrative	449,785	10,266
Payroll expenses	61,838	78,037
Depreciation and amortization	4,843	334
Total operating costs and expenses	516,466	88,637
Net operating loss	(360,838)	(43,305)
Other expense:
Interest expense	(27,702)	(3,294)
Total other expense	(27,702)	(3,294)
Net loss	$(388,540)	$(46,599)
Loss per share - basic	$(0.023)	$(0.006)
Weighted average number of common	16,887,877	7,391,604
shares outstanding - basic

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

STATEMENTS OF CASHFLOWS

 (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(388,540)	$(46,599)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	4,843	334
Stock based expenses	374,399	55,001
Interest expense accrued on related party notes payable
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(73,458)	(19,870)
Decrease in security deposits	1,375	--
Increase(decrease) in accounts payable	28,570	(1,171)
Increase in accrued expenses	1,096	(1,705)
Increase in deferred revenue	--	6,870
Net cash used by operating activities	(51,715)	(7,140)

Investing activities

Intangible assets	--	(130,000)
Net cash used by investing activities	--	(130,000)

Financing activities

Note payable- related party	--	(1,978)
Proceeds from sale of common stock	25,000	--
Proceeds from note payable - other	--	146,978
Payments on notes payable - other	(1,481)	--
Net cash provided by financing activities	23,519	145,000
Net change in cash	(28,196)	7,860
Cash - beginning	39,318	8,401
Cash - ending	$11,122	$16,261
Supplemental disclosure for non cash investing & financing activities
Non-cash activities:
Accrued expenses settled by issuance of shares	$71,000	$126,000

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)

Note 1.

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

The unaudited interim balance sheet as of the Company as of March 31, 2008 and statement of operations & cash flows for the three months ended March 31, 2008 and 2007 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

Business History of Combinations

On March 1, 2007, we acquired 100% of the interest in Edgarization, LLC, an EDGAR filing company.  Under the asset purchase agreement we paid $30,000 in cash at closing, and we entered into a promissory note totaling $100,000 to be paid over 18 months, herein disclosed in Note 3 of the financial statements.

On July 2, 2007, we acquired 100% of the interest in Bassett Press, Inc.(“Bassett Press”), a financial printing company, for $107,000 in cash and 300,000 shares of the Company’s common stock.  The merger agreement also called for us to assume other certain obligations totaling $64,533 over 24 months, herein disclosed in Note 3 of the financial statements.

Both the asset purchase agreement with Edgarization, LLC., and acquisition with Bassett Press Inc., were completed to increase the reach in the market and number of customers served to bring us closer to profitability.

We accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Our results of operations for the three months ended March 31, 2007 include the activities for My Edgar only since Bassett Press was not acquired until July 2, 2007.

Going Concern

The Company has incurred losses since inception and has a working capital deficit of $77,073 and an accumulated deficit of $900,244 at March 31, 2008, which raises substantial doubt about its ability to continue as a going concern. The Company has funded its operations and marketing efforts since inception through the issuance of debt and equity securities. In order to continue execution of the business plan, increase marketing efforts and achieve profitable operations, management anticipates a need for additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities. The Company’s failure to raise additional funds under its plan would unfavorably impact its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the Company’s inability to realize the carrying value of assets.

Note 2.

Summary of Significant Accounting Policies

The consolidated financial statements include in this report are for the period ended March 31, 2008 and 2007 comparatively.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. As of March 31, 2008, an allowance for doubtful accounts has not changed from December 31, 2007 and remains $11,947.

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

Note 3:

Notes payable

As of March 31, 2008, the Company had total remaining obligations of $120,311 in two unsecured notes payable to the following:

Note payable- other	March 31, 2008	December 31, 2007
Unsecured Note Payable in connection with the July 2, 2007 acquisition of Bassett Press, with interest of 8% due and payable monthly, with a balloon payment of $25,000 due on July 2, 2009. The note is in default as of March 31, 2008.	63,052	64,534

Unsecured Note Payable in connection with the asset purchase agreement in March 2007, with interest of 8%, due on October 31, 2008. The note is in default as of March 31, 2008.	57,259	57,258

Total notes payable- other	$120,311	121,792

Note 4:

Notes payable – Related Party

As of March 31, 2008, the Company had total remaining obligations of $73,525 in three unsecured related party notes payable to the following:

Note payable- related party:	March 31, 2008	December 31, 2007
Note Payable with a director of the Company in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum. The note is in default as of March 31, 2008.	$23,525	23,525

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of 1,000,000 in gross proceeds of the Private Placement.	25,000	25,000

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of 1,000,000 in gross proceeds of the Private Placement.	25,000	25,000

Total notes payable- related party	$73,525	73,525

Note 5:

Preferred stock and common stock

During the period ended March 31, 2008 the Company released the following shares of its common stock:

Three months ended
March 31, 2008
Outstanding at January 1	16,235,723

Equity issued during period ended March 31
Issued for services [1]	742,000
Issued for equity [2]	50,000
Issued for employment incentives [3]	150,000

Outstanding at March 31, 2008	17,177,723

_____________________________

1. Shares issued for services to consultants, On February 1, 2008, 450,000 shares were released to a consultant under an agreement entered into on November 1, 2007; these shares were reflective in the company’s issued and outstanding for the period ended December 31, 2007. On January 28, 2008 the Company entered into another agreement with a consultant and issued 100,000 shares of the Company’s common stock in connection with the agreement. The Company issued 150,000 shares to a consultant a former officer of Bassett Press for services accrued as on December 31, 2007. As on February 5, 2008 Company issued 42,000 shares to the former officers of Docucon for services accrued in 2007. All shares issued in connection with the consultant agreements have been issued as restricted securities as defined under rule 144.

2. 50,000 shares issued in connection with an equity agreement entered February 22, 2008.

3. 150,000 shares issued in connection with an employment agreement to former officer of Bassett Press,

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001, 60 shares of Series A preferred stock with a par value of $1.00.

Note 7:

Selected Quarterly Financial Data

Concentrations

For the periods ended March 31, 2008 and 2007, the percentages of the Company’s revenues were derived as a percentage as follows:

Revenue Segments	2008	2007

Compliance and reporting services	61.9%	97.6%
Printing and Financial Communications	26.4%	0%
Fulfillment and Distribution	11.4%	2.4%
Professional services and other	0.3%	0%
	100%	100%

The Company did not have any one customer account for greater than 10% of the operating revenues of its core services in either the period ended March 31, 2008 and 2007.

The Company believes it did not have any financial instruments that could have potentially subjected itself to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 8:

 Subsequent Events

On May 15, 2008 the Company filed a preliminary information statement with the Securities and Exchange Commission seeking to increase the number of its authorized common shares from 25,000,000 to 100,000,000.

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

Overview

The Company’s (“we”, “us”, “our”) results from continuing operations improved from first quarter 2008 compared to same period 2007. For the period ended March 31, 2007, revenue increased 488% to $ 293,350 from $49,894 in 2007. The Company’s results of operations for the period ended March 31, 2008 are a direct effect of the increased number of corporate issuers as it relates to the business combination of My EDGAR and Bassett Press as well as sales and marketing efforts in the last two quarters of 2007.

The Company continues to focus on both organic and inorganic acquisitions of complementary businesses that fit our business segments as detailed below:

Results of Operations

Management evaluates the performance of its segments separately to monitor the different factors that could affect its financial results. Although each segment is a relatively new business segment to our Company, it is subject to review and evaluation by our management for such things as current market conditions, market opportunities and available resources.

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

Revenues for the period ended March 31, 2008 increased 488% to $293,350 compared to $49,894 for the same period ended March 31, 2007. Overall gross margin for the period ended 2008 averaged 53% or $155,628.

The Company’s actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained elsewhere in this Current Report.

Comparison of results of operations for the quarter ended March 31, 2008 and 2007:

	Quarter Ended March 31,
Business Segment information	2008	2007	% change
Revenues
Compliance and reporting services	$181,463	$48,794	309%
Print and Financial Communications	77,413	-	100%
Fulfillment and distribution	33,583	1,100	2,953%
Other	891	-	100%
Total	$293,350	$49,894	488%

For the periods ended March 31, 2008 and 2007, the percentages of the Company’s revenues were derived as a percentage as follows:

Revenue Segments	2008	2007

Compliance and reporting services	61.9%	97.6%
Printing and Financial Communications	26.4%	0%
Fulfillment and Distribution	11.4%	2.4%
Professional services and other	0.3%	0%
	100%	100%

The Company did not have any one customer account for greater than 10% of the operating revenues of its core services in either the period ended March 31, 2008 and 2007.

Operating Expenses

Sales and Marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the year ended March 31, 2008 increased $40,079 or 516%, to $47,845, from $7,523 for the three months ended  March 31, 2007, primarily due to the expansion of our sales efforts and increase in travel related sales activity.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses for the year ended March 31, 2008 increased $439,519, or 4,281%, to $449,785 from $10,266 for the three months ended March 31, 2007. The increase was primary due to the costs associated with increased sales and marketing activities.

Liquidity and Capital Resources

Current liabilities as of March 31, 2008, were $296,398, including accounts payable for accounting, legal and general operations of all business segments as compared to $339,213 as of December 31, 2007. At March 31, 2008, the Company’s total assets exceeded the total liabilities by $236,617.

2008 Outlook

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

The Company’s management expects to improve its overall market position through 2008 through our unique offering segments that yield a competitive advantage in the marketplace even though we operate in a competitive sector. As a single source financial printer and services company to issuers and capital markets, we expect to see significant growth through 2008 in our print and financial communications as well as our fulfillment and distribution business segments. We anticipate further consolidation in the marketplace of financial printers and suppliers in 2008, which may result in pricing pressures; however we believe our unique business segments will provide us the opportunity to increase our overall market.

We expect to substantially increase our revenues in our financial printing and communications, as well as our fulfillment and delivery segment as the number of financial communication pieces printed and delivered to shareholders is expected to rise in 2008 over 2007. This includes the notice and access offering that accelerated filers have the option to participate in effective in 2008.

Technological advancements - such as the electronic distribution of documents, online distribution and notice and access programs, as well as our unique print-on-demand technology will impact the markets we serve in 2008 and beyond and create a larger demand for our products and services. Looking forward we have accounted for the possible substitute of traditional printed materials for a more robust electronic delivery and online voting system. To address these longer term industry concerns we have spent considerable amounts of time in specific segments of our business, building brands around Notice and Access, through our Issuer Hub and iProxy Direct systems, coupled with our expedited mail relationship that has created our Issuer Logistics model.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Impairment of Long-Lived Assets:

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles to be used in the preparation of financial statements of non governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States ( the GAAP hierarchy).

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were not effective as of March 31, 2008, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time the Company may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

ITEM 1A.

RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 27, 2008, the Company sold 50,000 shares of its common stock to a new shareholder for $25,000 in cash in transactions that did not involve a public offering. In conducting the sale, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder as the purchasers of such securities were accredited investors. The proceeds from the sale were used for general corporate purposes.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

On March 31, 2008 the Company was in default of certain obligations that accounting for greater than 5% of the company assets at the end of period. The Company management believes the following does not represent a material adverse effect on our business over the fiscal year 2008;  Note payable in connection with the acquisition of Bassett Press is in amount of $63,052 is in default as of March 31, 2008 by $2,005,  note payable in connection with the acquisition of Edgarization in the amount of $57,259 is in default as of March 31, 2008, $17,557. As of March 31, 2008 the note payable to related party of $23,525 was also in default.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.

OTHER INFORMATION.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subjected to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

ITEM 6.

EXHIBITS.

(a)

Exhibits.

Exhibit

Number

Description

31.1

Certification pursuant of Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2

Certification pursuant of Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1

Certification pursuant to section 1350 Certification of Principal Executive Officer.*

32.2

Certification pursuant to section 1350 Certification of Principal Financial Officer.*

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008

ISSUER DIRECT CORPORATION

By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie
Chief Executive Officer