Form 10-Q
period 2008-06-30
ISSUER DIRECT CORP
filed 2008-08-11
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ISSUER DIRECT CORPORATION

(Exact name of registrant as specified in its charter)

———————

Delaware	1-10185	74-2418590
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

201 Shannon Oaks Circle Suite 105, Cary, North Carolina 27511

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 18,209,717 shares of Common Stock were issued & outstanding as of August 4, 2008.

ISSUER DIRECT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

Page
PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

2

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)

2

Statements of Operations for the periods ended June 30, 2008 and 2007 (Unaudited)

3

Statements of Cash Flows for the periods ended June 30, 2008 and 2007 (Unaudited)

4

Notes to Consolidated Financial Statements (Unaudited)

5

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

16

Item 4T.   Controls and Procedures.

16

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

17

Item 1A.   Risk Factors.

17

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

17

Item 3.      Defaults Upon Senior Securities.

18

Item 4.      Submission of Matters to a Vote of Security Holders.

18

Item 5.      Other Information.

18

Item 6.      Exhibits.

18

Signatures

19

————————————————————————————

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION

BALANCE SHEETS

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$37,342	$39,318
Accounts receivable, (net of allowance for doubtful accounts of $11,950 and $11,950, respectively	223,378	124,954
Other current assets	6,000	3,549
Total current assets	266,720	175,438
Furniture, equipment and improvements, (net of accumulated depreciation of $47,519 and $41,835, respectively)	10,663	16,337
Security deposit	6,242	7,617
Intangible assets, (net of accumulated amortization of $20,000 and $16,000, respectively)	298,195	302,195
Total assets	$581,820	$493,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,331	$54,705
Other current liabilities	36,236	89,191
Note payable – related party	73,525	73,525
Notes payable - other	86,437	121,792
Total current liabilities	371,529	339,213
Note payable - long-term	25,000
Total liabilities	396,529	339,213

Stockholders' equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized - Series A, 60 shares designated, 7 shares issued and outstanding Series B, 476,200 shares designated; no shares issued and outstanding	7	7
Common stock $.01 par value, 25,000,000 shares authorized, 18,209,717 and 16,235,723 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.	18,208	16,235
Additional paid-in capital	1,404,381	654,455
Treasury stock	(4,236)	(4,236)
Accumulated deficit	(1,233,069)	(511,704)
Total stockholders' equity	185,291	154,757
Total liabilities and stockholders’ equity	$581,820	$493,970

The accompanying notes are an integral part of these financial statements.

————————————————————————————

ISSUER DIRECT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues
Document conversion	$185,610	$90,455	$367,074	$139,249
Printing and financial communication	169,898	21,203	239,661	21,203
Fulfillment and distribution	80,391	975	114,614	2,075
Software licensing	14,900	—	22,800	—
Total	450,799	112,633	744,149	162,527
Cost of services	284,195	37,968	421,917	42,530
Gross profit	166,604	74,665	322,232	119,997
Operating costs and expenses
General and administrative	403,881	27,272	864,756	56,442
Sales and marketing expenses	112,768	20,523	163,543	79,631
Depreciation and amortization	4,831	334	9,674	669
Total operating costs and expenses	521,480	48,130	1,037,973	136,741
Net operating loss	(354,876)	26,535	(715,741)	(16,744)
Other income (expense):
Interest income (expense)	22,050	(3,352)	(5,624)	(6,647)
Total other income (expense)	22,050	(3,352)	(5,624)	(6,647)
Net income (loss)	$(332,826)	$23,183	$(721,365)	$(23,391)
Income (loss per share) - basic	$(0.02)	$—	$(0.04)	$—
Income (loss per share) - fully diluted	$(0.02)	$—	$(0.04)	$—
Weighted average number of common shares outstanding - basic	17,243,658	12,968,576	17,028,250	12,626,039
Weighted average number of common shares outstanding - fully diluted	17,243,658	12,968,576	17,028,250	12,626,039

The accompanying notes are an integral part of these financial statements.

————————————————————————————

ISSUER DIRECT CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,

	2008	2007
Cash flows from operating activities
Net income (loss)	$(721,365)	$(23,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,674	669
Stock-based expenses	630,899	50,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(98,424)	(26,495)
Decrease in security deposits and other current assets	(1,076)	(4,555)
Increase (decrease) in accounts payable	120,626	2,884
Increase in other current liabilities	18,045	7,470
Increase in deferred revenue	—	(4,430)
Net cash used by operating activities	(41,621)	2,152

Investing activities
Purchase of equipment	—	(5,986)
Purchase of intangible assets	—	(130,000)
Net cash used by investing activities	—	(135,986)

Financing activities
Repayments of notes payable - related party	—	(1,978)
Proceeds from sale of common stock	50,000	160,000
Proceeds from note payable - other	—	111,295
Repayments of notes payable - other	(10,355)	—
Net cash provided by financing activities	39,645	269,317
Net change in cash	(1,976)	135,483
Cash - beginning	39,318	8,401
Cash - ending	$37,342	$143,884
Supplemental disclosure for non cash investing & financing activities
Non-cash activities:
Other current liabilities settled by issuance of shares	$71,000	$133,500

The accompanying notes are an integral part of these financial statements.

————————————————————————————

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Note 1.  Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct” “we” “us”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger of My EDGAR, Inc., we changed our name to Issuer Direct Corporation. The transaction has been accounted for as a reverse merger in accordance with SFAS No. 141, “Accounting for Business Combinations.” My EDGAR was the acquiring entity for accounting purposes. While the transaction was accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of My EDGAR’s capital structure.

The surviving company was formed for the purposes of helping companies produce and distribute their financial and business communications both online and in print. As an issuer services focused company, Issuer Direct Corporation operates under several brands in the market, including Elite Financial Press, iProxy Direct, Issuer Logistics, The Edgar Service Bureau / My EDGAR, Bassett Press, Edgarization, and Shareholder Direct. We leverage our securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client's ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

The unaudited interim balance sheet as of June 30, 2008 and statement of operations and cash flows for the three- and six-month periods ended June 30, 2008 and 2007 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

Business History of Combinations

On March 1, 2007, we acquired 100% of the interest in Edgarization, LLC, an EDGAR filing company. Under the asset purchase agreement we paid $30,000 in cash at closing, and we entered into a promissory note totaling $100,000 to be paid over 18 months, herein disclosed in Note 3 of the financial statements.

On July 2, 2007, we acquired 100% of the interest in Bassett Press, Inc. (“Bassett Press”), a financial printing company, for $107,000 in cash and 300,000 shares of the Company’s common stock. The merger agreement also called for us to assume other certain obligations totaling $64,533 over 24 months, herein disclosed in Note 3 of the financial statements.

Both the asset purchase agreement with Edgarization, LLC., and acquisition with Bassett Press Inc., were completed to increase the reach in the market and number of customers served to bring us closer to profitability.

We accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Our results of operations for the three and six months ended June 30, 2007 include the activities for My Edgar only since Bassett Press was not acquired until July 2, 2007.

Going Concern

We have incurred losses since inception and have a working capital deficit of $104,809 and an accumulated deficit of $1,233,069 at June 30, 2008, which raises substantial doubt about its ability to continue as a going concern. We have funded our operations and marketing efforts since inception through the issuance of debt and equity securities. In order to continue execution of the business plan, increase marketing efforts and achieve profitable operations, we will need to obtain additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities. If we are unable to raise additional funds, our ability to continue as a going concern will be severely impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including our inability to realize the carrying value of assets.

————————————————————————————

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

Note 2.  Summary of Significant Accounting Policies

The consolidated financial statements included in this report are for the three- and six-month periods ended June 30, 2008 and 2007 comparatively.

Cash and Cash Equivalents

We have maintained a minimal cash balance with a financial institution that has not exceeded insured limits during the reporting period. We have not experienced any losses in such account.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered or delivered, where collectability is probable. Revenue for completed but unbilled work is recognized based on our historical standard pricing for the type of service and is adjusted to actual when billed.

Earnings per Share

We comply with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the fully diluted loss per share for 2008 and 2007 was anti-dilutive, only basic loss per share has been presented.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. As of June 30, 2008, an allowance for doubtful accounts has not changed from December 31, 2007 and remains $11,950.

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

Income Taxes

We comply with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109", ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. We adopted the provisions of FIN 48 this current fiscal year. As a result of the implementation of FIN 48, we recognized no material adjustments to the liability for unrecognized income tax benefits.

————————————————————————————

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

Note 2.  Summary of Significant Accounting Policies (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption will have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We will adopt this standard during the first quarter of 2009, and we are currently evaluating the impact this standard will have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. Management is currently evaluating the effect this pronouncement will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. Management is currently evaluating the effect this pronouncement will have on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (SFAS “163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 163 will have a material impact on our financial condition or results of operation.

————————————————————————————

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

Note 3: Notes Payable – Other As of June 30, 2008, we had two unsecured notes payable totaling $111,437 as follows:			Note 4: Notes Payable – Related Party As of June 30, 2008, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	June 30, 2008	December 31, 2007		June 30, 2008	December 31, 2007
Unsecured Note Payable in connection with the asset purchase agreement in March 2007, with interest of 8%, due on August 8, 2008.	$51,407	$57,258	Note Payable to our Chief Executive Officer in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and is due on December 31, 2008 or upon completion of a financing agreement totaling $250,000.	$23,525	$23,525
Unsecured Note Payable in connection with the July 2, 2007 acquisition of Bassett Press, with interest of 8% due and payable monthly, and is due on July 17, 2009.	60,030	64,534
	111,437	121,792
Less current portion	86,437	121,792	Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000
Total long-term notes payable- other	$25,000	$—

On June 10, 2008, we entered into a settlement and release agreement (“Agreement”) with the holder of the Note Payable that we issued in March 2007. Pursuant to the terms of the agreement, the holder agreed to accept $46,205 in full payment of principal and interest on or before August 8, 2008. We did not repay the note on or before August 8, 2008, and have therefore not reduced its carrying value.

			Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000

			Total notes payable- related party	$73,525	$73,525

————————————————————————————

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

Note 5: Preferred Stock and Common Stock During the six months ended June 30, 2008, we issued shares of our common stock as follows:

•

In February 2008 we issued 42,000 shares of our common stock to the former officers of Docucon for services accrued in fiscal 2007. The fair market value of the shares totaled $29,400, or $0.70 per share. These shares were issued as restricted securities as defined under Rule 144.

•

On January 28, 2008, we entered into an agreement with a consultant and issued 100,000 shares of our common stock in connection with the agreement. The fair market value of the shares totaled $74,000, or $0.74 per share, which represents the closing price on the date of issuance. These shares were issued as restricted securities as defined under Rule 144.

•

On May 15, 2008, the Company entered into an agreement pursuant to a potential acquisition wherein we issued 150,000 shares of our common stock in exchange for exclusivity period rights. Due diligence was conducted and the exclusivity period expired without definitive action by the Company. The fair market value of the shares totaled $33,000, or $0.22 per share, which represents the closing price on the date of the agreement. These shares were issued as restricted securities as defined under Rule 144.

•

On June 5, 2008, we entered into a consulting agreement with our Chief Financial Officer and agreed to issue 32,000 shares of our common stock in payment of services rendered in June and July 2008. The fair market value of the shares totaled $8,000, or $0.25 per share, which represents the closing price on the date of the agreement. These shares were issued pursuant to the consultant agreement as restricted securities as defined under Rule 144.

Six months ended June 30, 2008
Outstanding at January 1, 2008	16,235,717
Equity issued during six months ended June 30
Issued for services [1]	1,074,000
Issued for equity [2]	100,000
Issued for employment incentives [3]	800,000
Outstanding at June 30, 2008	18,209,717
———————

1.

Shares issued for services to consultants:

•

On February 1, 2008, 450,000 shares were issued to a consultant under an agreement entered into on November 1, 2007. The fair market value of the shares totaled $229,500, or $0.51 per share, which represents the closing price on the date of issuance. These shares were issued as restricted securities as defined under Rule 144.

•

In February 2008 we issued 150,000 of our common stock to a consultant and former officer of Bassett Press, who is not an employee of the Company, pursuant to an agreement which provided for the issuance of 50,000 shares of our common stock prior to a three-for-one forward split that occurred simultaneous to our acquisition of Basset Press in June 2007. The fair market value of the shares totaled $62,500, or $0.42 per share ($1.25 on a pre-split basis). These shares were issued as restricted securities as defined under Rule 144.

————————————————————————————

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

Note 5:  Preferred Stock and Common Stock (Continued)

•

On June 30, 2008, we entered into an advisory services agreement with a Consultant to serve as a member of the Company’s advisory board to render services to assist us with various aspects of financing, business operations, acquisition identification, and other advisory services. We issued 150,000 shares pursuant to the advisory board agreement as restricted securities as defined under Rule 144. The fair market value of the shares totaled $78,000, or $0.52 per share, which represents the closing price on the date of issuance.

2.

Shares issued in connection with equity agreements.

•

On February 27, 2008, we sold 50,000 shares of our common stock to an accredited investor for $25,000 in cash in a transaction that did not involve a public offering. The fair market value of the shares totaled $25,000, or $0.50 per share, which represents the closing price on the date of issuance.

•

On June 12, 2008, we sold 50,000 shares of our common stock to an accredited investor for $25,000 in cash in a transaction that did not involve a public offering. The fair market value of the shares totaled $25,000, or $0.50 per share, which represents the closing price on the date of issuance.

The proceeds from these sales were used for general corporate purposes. These shares were issued as restricted securities as defined under rule 144 and carry piggy back registration rights pursuant to our next registration statement.

3.

Shares issued for compensation:

•

On February 2, 2008, we issued 150,000 shares of our common stock in connection with an employment agreement with a former officer of Bassett Press. The fair market value of the shares totaled $25,000, or $0.25 per share, which represents the closing price on the date of the agreement. These shares were issued pursuant to the consultant agreement as restricted securities as defined under rule 144.

•

On June 30, 2008, we issued a total of 650,000 shares, or 275,000, 225,000, and 150,000, of our common stock to our CEO, President, and Director of Business Development, respectively, as bonus compensation in recognition of their service to the Company. The fair market value of the shares totaled $162,500, or $0.25 per share, which represents the closing price on the date the compensation was approved. These shares were issued pursuant to the consultant agreement as restricted securities as defined under rule 144.

On May 30, 2008, we filed a definitive information statement with the SEC, which provided notification that a majority of our shareholders approved an amendment to our Articles of Incorporation authorizing an increase in the number of our authorized shares from 25,000,000 to 100,000,000. On July 7, 2008, we amended our Articles of Incorporation accordingly, and as of that date, we have 100,000,000 authorized shares of common stock, par value $0.001. Additionally, we have 10,000,000 authorized shares of preferred stock, of which 60 shares are designated as Series A preferred stock, par value $1.00.

————————————————————————————

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

Note 6:  Selected Quarterly Financial Data

Concentrations

For the three- and six-month periods ended June 30, 2008 and 2007, we earned revenues (as a percentage of total revenues) in the following categories:

Note 7:  Subsequent Events

On July 7, 2008, we amended our Articles of Incorporation accordingly, and as of that date, we have 100,000,000 authorized shares of common stock, par value $0.001.

On August 8, 2008, all interest and principal pursuant to our note payable to Edgarization, LLC was accelerated when we failed to repay the note.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue Segments
Document conversion	41.2%	80.3%	49.3%	85.7%
Printing and financial communication	37.7%	18.8%	32.2%	13.0%
Fulfillment and distribution	17.8%	0.9%	15.4%	1.3%
Software Licensing	3.3%	0.0%	3.1%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

One customer accounted for 12% of our operating revenues during the six-month period ended June 30, 2008. At June 30, 2008, this customer and another customer accounted for 22% and 12%, respectively, of our total accounts receivable. No one customer accounted for greater than 10% of the operating revenues of our core services during the three-month period ended June 30, 2008. One customer accounted for greater than 11% and 14%, respectively, of the operating revenues of our core services during the three- and six-month periods ended June 30, 2007.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

————————————————————————————

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company's strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business--"Risk Factors" and elsewhere in the Company's Annual Report on Form 10-KSB, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the cautionary statements.

Overview

Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted), was formed in February 2006 as My Edgar Inc; a full-service provider of financial print and related compliance communications both online and in print. We acquired Edgarization, LLC and Basset Press in March and July 2007. In December 2007, we became publicly traded through a reverse merger transaction with Docucon Incorporated, a Delaware company. In December 2007, we changed our name to Issuer Direct Corporation.

Our mission is to alleviate the complexity of maintaining compliance and as a shareholder communication company; we are dedicated to assisting our corporate issuers in an ever-changing regulatory environment and to comply with the myriad of rules imposed by regulatory bodies. The majority of our business involves the distribution of content either electronically or paper to governing bodies and shareholders alike through our integrated back office systems and service platform.

We continue to focus on both the organic growth of our business segments as well as evaluating potential acquisitions that would compliment our operations and accelerate our overall goals of market share and profitability.

Revenue Segments

The Company operates primarily in the financial compliance and print portion of the sector, with related service offerings designed to offer issuers a comprehensive set of solutions for communicating their messages to their audiences. The Company’s segments and their product and service offerings are summarized below:

Compliance and Reporting Services – Our Compliance and reporting services business segment primarily consist of Securities and Exchange filings submitted through the EDGAR system, document typesetting, design – layout and full production pre-press services for corporate issuers, law firms, funds and transfer agents. Our services extend beyond traditional Edgarization and into the next generation of dynamic data, portable documents, and full support of XBRL

Printing and Financial Communications – Continues to gain significant growth quarter of quarter since our expansion of digital print management, print on demand services have been added to the traditional web press financial printing that occurred in the past and occurs in our industry. We have established a competitive advantage in the market by bundling our short run service offering to issuers desiring to print what we refer to as ‘one to many’ of any corporate documents or compliance filing.

Fulfillment and Distribution – is a seasonal business segment for us. We anticipate the hiring of temporary employees during cyclical periods such as proxy season to fulfill the demand for delivery of material to millions of shareholders. We signed a strategic partnership at the end of fiscal 2007 with Global Mail to significantly handle the least cost routing option of the postal service, resulting in the delivery of time sensitive material to the mailboxes of shareholders quicker than traditional methods.

————————————————————————————

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Software Licensing – is a business segment that overlaps our entire business and continues to increase our efficiencies and profitability as well as manage our issuers’ data, shareholders, communications and compliance requirements from one portal. Our systems continue to be developed to meet the growing needs of compliance and regulatory requirements and additional services such as transfer agency services. We currently are deriving our software licensing revenues from our iProxy Direct online system.

Results of Operations

Management evaluates each of our segment revenue streams separately and in combination to evaluate the different factors that could affect our financial results. Although each revenue segment lacks historical operations, management has to make certain market assumptions as it relates to each segment; additionally each segment is subject to review and evaluation by our management for such things as current market conditions, seasonality, market opportunities and available resources.

Below is a comparison of the revenues generated by each of our business segments for the three- and six-month periods:

Comparison of results of operations for the three months ended June 30, 2008 and 2007:

				Comparison of results of operations for six months ended June 30, 2008 and 2007:
					Three Months Ended June 30,		% change
					2008	2007
				Business Segment information
				Revenues
				Compliance and reporting services	$367,074	$139,249	164%
				Print and financial communications	239,661	21,203	1,030%
				Fulfillment and distribution	114,614	2,075	5,424%
				Software licensing	22,800	—	100%
				Total	$744,149	$162,527	357.90%

The increase in revenue in the fiscal 2008 periods is a result of our acquisition of Basset Press in July 2007; the fiscal 2007 periods do not include any revenues generated as a result of that transaction. As a result of that transaction, revenues generated from print and financial communication and fulfillment and distribution services increased substantially. While the cost to deliver such services as a percentage of revenue are greater than the cost to deliver compliance and reporting services, they produce positive gross margins.

	Three Months Ended June 30,		% change	Additionally, revenues generated from compliance and reporting services increased as we sold such services to a broader customer base.
	2008	2007
Business Segments information
Revenues
Compliance and reporting services	$185,610	$90,455	105%
Print and financial communications	169,898	21,203	701%
Fulfillment and distribution	80,391	975	8,145%
Software licensing	14,900	—	100%
Total	$450,799	$112,633	300.20%

————————————————————————————

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
For the three- and six-month periods ended June 30, 2008 and 2007, we earned revenues (as a percentage of total revenues) in the following categories:

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses for the three-month period ended June 30, 2008 increased $376,609 to $403,881 from $27,272 for the comparable period in fiscal 2007. General and administrative expenses for the six- month period ended June 30, 2008 increased $808,314 to $864,756 from $56,442 for the comparable period in fiscal 2007. The three- and six-month periods ended June 30, 2008 included $243,500 and $655,900, respectively, in expenses paid through the issuance of common stock for salaries and consulting fees. The increase was primarily due to the consulting fees and salaries that were incurred as we sought and evaluated growth and acquisition activities and transactions.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the three-month period ended June 30, 2008 increased 449%, or $92,245, to 112,768, as compared to the same period in fiscal 2007. Sales and marketing expenses for the six-month period ended June 30, 2008 increased 105%, or $83,912, to $163,543 for the same six-month period in fiscal 2007. The increased expenses, which include $37,500 of stock-based (non-cash) compensation, are a result of the expansion of our sales and marketing efforts and increase in client related activities.

Depreciation and Amortization

Depreciation and amortization increased during the three- and six-month periods ended June 30, 2008 by $4,497 and $9,005, to $4,831 and $9,674 as compared to the comparable fiscal 2007 periods. The increase in such expenses is a result of the depreciation and amortization of assets acquired during fiscal 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue Segments
Document conversion	41.2%	80.3%	49.3%	85.7%
Printing and financial communication	37.7%	18.8%	32.2%	13.0%
Fulfillment and distribution	17.8%	0.9%	15.4%	1.3%
Software Licensing	3.3%	0.0%	3.1%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

One customer accounted for 12% of our operating revenues during the six-month period ended June 30, 2008. No one customer accounted for greater than 10% of the operating revenues of our core services during the three-month period ended June 30, 2008. One customer accounted for greater than 11% and 14%, respectively, of the operating revenues of our core services during the three- and six-month periods ended June 30, 2007. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained elsewhere in this Current Report.

Cost of Services and Gross Margin.

Cost of services consists of direct labor, third party software licensing, print production materials, postage and delivery, and outside services directly related to the delivery of services. Our gross margin, while declining as a percentage of total sales due to the higher volume of printing and financial, increased in the three- and six-month periods by $91,939 and $202,235.

————————————————————————————

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Liquidity and Capital Resources

Current liabilities as of June 30, 2008, totaled $371,529, including accounts payable for accounting, legal and general operations of all business segments, as well as various short-term notes payable, as compared to $339,213 as of December 31, 2007. At June 30, 2008, the Company’s total assets exceeded the total liabilities by $185,291.

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

The Company’s management expects to improve its overall market position through 2008 through our unique offering segments that yield a competitive advantage in the marketplace even though we operate in a competitive sector. As a single source financial printer, compliance and communications company to issuers and capital markets, we expect to see significant growth through 2008 in our print and financial communications as well as our fulfillment and distribution business segments. We anticipate further consolidation in the marketplace of financial printers and suppliers in 2008, which may result in pricing pressures; however we believe our unique business segments will provide us the opportunity to increase our overall market. Additionally we expect to continue our aggressive business segment expansion to remain competitive in the market and provide the additional competitive advantages in the market.

We expect to substantially increase our revenues in our financial printing and communications, as well as our fulfillment and delivery (edelivery) segment as the number of financial communication pieces printed and delivered to shareholders is expected to rise in 2008 over 2007. This includes the notice and access offering that accelerated filers have the option to participate in effective in 2008.

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

————————————————————————————

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
None.
ITEM 4T. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and have not changed since its most recent annual report.

During the quarter ended June 30, 2008, we have taken steps to improve our internal controls over financial reporting, including engaging Lori Jones as our Chief Financial Officer and facilitating more thorough analysis of our financial transactions. We believe these steps have improved our internal control over financial reporting.

————————————————————————————

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2008, we entered into an agreement pursuant to a potential acquisition wherein we issued 150,000 shares of our common stock in exchange for exclusivity period rights. Due diligence was conducted and the exclusivity period expired without definitive action by the Company. The fair market value of the shares totaled $32,850, or $0.22 per share, which represents the closing price on the date of the agreement. These shares were issued as restricted securities as defined under Rule 144.

On June 12, 2008, we sold 50,000 shares of our common stock to one shareholder for $25,000 in cash in a transaction that did not involve a public offering. The fair market value of the shares totaled $25,000, or $0.50 per share, which represents the closing price on the date of issuance. In conducting the sale, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder as the purchaser of such securities was an accredited investors. The proceeds from the sale were used for general corporate purposes.

In June 2008, we issued 32,000 shares of our common stock pursuant to a consulting agreement with our Chief Financial Officer in payment of services rendered in June and July 2008. The fair market value of the shares totaled $8,000, or $0.25 per share, which represents the closing price on the date of the agreement. We also issued 150,000 shares of our common stock to a member of our advisory board to render services to assist us with various aspects of financing, business operations, acquisition identification, and other advisory services. The fair market value of the shares totaled $78,000, or $0.52 per share, which represents the closing price on the date of issuance. These shares were issued pursuant to the consultant agreement as restricted securities as defined under Rule 144.

On June 30, 2008, we issued a total of 650,000 shares, or 275,000, 225,000, and 150,000, of our common stock to our CEO, President, and Director or Business Development, respectively, as bonus compensation in recognition of their service to the Company. The fair market value of the shares totaled $162,500 or $0.25 per share, which represents the closing price on the date the compensation was approved. These shares were issued pursuant to the consultant agreement as restricted securities as defined under Rule 144.

————————————————————————————

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
On August 8, 2008, all interest and principal pursuant to our note payable to Edgarization, LLC was accelerated when we failed to repay the note.
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

ITEM 6. EXHIBITS.
Exhibits.
Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
———————
* Filed herewith

————————————————————————————

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008

ISSUER DIRECT CORPORATION

By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie
Chief Executive Officer

19

————————————————————————————