Form 10-Q
period 2008-09-30
ISSUER DIRECT CORP
filed 2008-11-14
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☐	Yes	☑	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 18,834,717 common stock was issued & outstanding as on November 13, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	2
Statements of operations for the periods ended September 30, 2008 and 2007 (Unaudited)	3
Statements of cash flows for the periods ended September 30, 2008 and 2007 (Unaudited)	4
Notes to financial statements (Unaudited)	6-12

ISSUER DIRECT CORPORATION

BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$22,249	$39,318
Accounts receivable, ( net of allowance for doubtful accounts of $34,009 and $11,950, respectively	146,447	124,954
Other current assets	6,283	3,549
Total current assets	174,979	175,438
Furniture, equipment and improvements, (net of accumulated depreciation of $49,735 and $41,835, respectively)	17,658	16,337
Security deposit	6,242	7,617
Intangible assets, (net of accumulated amortization of $22,000 and $16,000, respectively)	166,195	302,195
Total assets	$365,074	$493,970

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$146,251	$54,705
Other current liabilities	80,471	89,191
Notes payable – related party	73,525	73,525
Notes payable – other	109,895	121,792
Total current liabilities	410,142	339,213

Total liabilities	410,142	339,213

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized -	7	7
Series A, 60 shares designated, 7 shares issued and outstanding
Series B, 476,200 shares designated; no shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized,	18,833	16,235
18,834,717 and 16,235,723 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

Additional paid-in capital	1,441,007	654,455
Treasury stock	(4,236)	(4,236)
Accumulated deficit	(1,500,679)	(511,704)
Total stockholders' equity (deficit)	(45,068)	154,757
Total liabilities and stockholders’ equity (deficit)	$365,074	$493,970

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues
Document conversion	$151,147	$170,312	$518,221	$309,561
Printing and financial communication	88,717	46,447	328,378	67,650
Fulfillment and distribution	54,034	5,938	168,648	8,013
Software licensing	18,479	--	41,279	--
Total	312,377	222,697	1,056,526	385,224

Cost of services	162,039	103,786	583,956	146,346
Gross profit	150,338	118,881	472,570	238,878
Operating costs and expenses
General and administrative	217,941	159,608	1,082,697	216,050
Sales and marketing expenses	61,201	7,236	224,744	86,867
Depreciation and amortization	4,226	7,098	13,900	7,767
Impairment charges	130,000	--	130,000	--
Total operating costs and expenses	413,368	173,942	1,451,341	310,684
Net operating loss	(263,030)	(55,061)	(978,771)	(71,806)
Other income (expense):
Interest income (expense)	(4,580)	(15,960)	(10,204)	(22,607)
Total other income (expense)	(4,580)	(15,960)	(10,204)	(22,607)
Net loss	$(267,610)	$(72,021)	$(988,975)	$(94,413)
Loss per share - basic	$(0.014)	$(0.005)	$(0.057)	$(0.009)
Weighted average number of common
shares outstanding - basic	18,834,643	15,813,938	17,478,325	13,423,138

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

STATEMENTS OF CASHFLOWS

 (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net loss	(988,975)	(94,413)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	13,900	7,767
Impairment charges	130,000
Stock-based expenses	668,150	55,100
Financing costs	–	25,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(21,493)	(50,558)
Decrease (increase) in deposits and prepaids	(1,359)	(3,076)
Increase (decrease) in accounts payable	91,546	2,810
Increase (decrease) in accrued expenses	62,280	(23,876)
Increase (decrease) in deferred revenue	—	6,420
Increase (decrease) in due to related party	—	(1,976)
Net cash used by operating activities	(45,951)	(76,803)

Investing activities
Purchase of equipment	(9,221)	(6,769)
Capital outlay of intangible assets	—	(30,000)
Acquisition of Edgarization	—	5,637
Net cash used by investing activities	(9,221)	(31,132)

Financing activities
Proceeds from sale of common stock	50,000	255,000
Payments on notes payable	—	(87,289)
Payments for notes payable - other	(11,897)	—
Net cash provided by financing activities	38,103	167,711

Net change in cash	(17,069)	59,776
Cash - beginning	39,318	8,401
Cash - ending	$22,249	$68,177

Supplemental disclosure for non-cash investing and financing activities:
Non-cash activities:
Acquisition of assets related to the acquisition to Basset Press Inc.	$—	$73,847
Accrued expenses settled by issuance of shares	$71,000	$133,500

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended September 30, 2008

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

The unaudited interim balance sheet as of September 30, 2008 and statement of operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

Business History of Combinations

On March 1, 2007, we acquired 100% of the interest in Edgarization, LLC, an EDGAR filing company. Under the asset purchase agreement we paid $30,000 in cash at closing, and we entered into a promissory note totaling $100,000 to be paid over 18 months.

On July 2, 2007, we acquired 100% of the interest in Bassett Press, Inc. (“Bassett Press”), a financial printing company, for $107,000 in cash and 300,000 shares of the Company’s common stock. The merger agreement also called for us to assume other certain obligations totaling $64,533 over 24 months.

Both the asset purchase agreement with Edgarization, LLC., and acquisition with Bassett Press, Inc., were completed to increase the reach in the market and number of customers served to bring us closer to profitability.

We accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Our results of operations for the nine months ended September 30, 2007 include the activities of Bassett Press for the period from July 2, 2007, the date of acquisition, through September 30, 2007.

We recorded an impairment charge of $130,000, equal to the recorded goodwill from our acquisition in March 2007, during the quarter ended September 30, 2008. Management weighed specific business factors in evaluating the fair market value of the goodwill, such as:

•

General market conditions and lack of financing/liquidity/interest in the industry,

•

Customers’ inability to pay for services timely,

•

Note payable to Edgarization, LLC., is in default,

•

Legal dispute against Edgarization in regards to interference of business ongoing by the note holder.

Going Concern

We have incurred losses since inception and have a working capital deficit of $235,163 and an accumulated deficit of $1,500,679 at September 30, 2008, which raises substantial doubt about its ability to continue as a going concern. We have funded our operations and marketing efforts since inception through the issuance of debt and equity securities. In order to continue execution of the business plan, increase marketing efforts and achieve profitable operations, we will need to obtain additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities. If we are unable to raise additional funds, our ability to continue as a going concern will be severely impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including our inability to realize the carrying value of assets.

Note 2.

Summary of Significant Accounting Policies

The consolidated financial statements included in this report are for the three- and nine-month periods ended September 30, 2008 and 2007, comparatively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.  We have maintained a minimal cash balance with a financial institution that has not exceeded insured limits during the reporting period. We have not experienced any losses in such account.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. During the quarter ending September 30, 2008, we recorded bad debt expense totaling $21,800, and recovered $250 of amounts previously written off.  Accordingly, our allowance for doubtful accounts increased from $11,950 at December 31, 2007, to $34,009 at September 30, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption will have a material effect on our results of operations or financial position.

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

Note 3:

Goodwill Impairment

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financial statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

For the period ended September 30, 2008, we have a recorded an impairment charge of $130,000, which is the amount of goodwill that we recorded as a result of an acquisition in March 2007. Management weighed specific business factors such as:

•

General market conditions and lack of financing/liquidity/interest in the industry,

•

Customers’ inability to pay for services timely,

•

Note payable to Edgarization, LLC., is in default,

•

Legal dispute against Edgarization in regards to interference of business ongoing by the note holder

Note 4:

Notes payable - other

As of September 30, 2008, we had two unsecured notes payable totaling $109,895 as follows:

	September 30, 2008	December 31, 2007
Unsecured Note Payable in connection with the asset purchase agreement in March 2007, with interest of 8%, due on August 8, 2008. (Note is currently in default)	$51,407	$57,258
Unsecured Note Payable in connection with the July 2, 2007 acquisition of Bassett Press, with interest of 8%, due and payable monthly, due on July 17, 2009.	58,488	65,434
	109,895	121,792
Less current portion	109,895	121,792
Total long-term notes payable- other	$—	$—

On June 10, 2008, we entered into a settlement and release agreement (“Agreement”) with the holder of the Note Payable that we issued in March 2007. Pursuant to the terms of the agreement, the holder agreed to accept $46,205 in full payment of principal and interest on or before August 8, 2008. We have not repaid the note as of the date of this filing, and accordingly, it is in default and all original unpaid principal and interest accrued thereon is due and payable. See note 3 above.

Note 5:

Notes payable – Related Party

As of September 30, 2008, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	September 30, 2008	December 31, 2007
Note Payable to our Chief Executive Officer in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and is due on December 31, 2008 or upon completion of a financing agreement totaling $250,000.	$23,525	$23,525

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000
Total notes payable- related party	$73,525	$73,525

Note 6:

Preferred stock and common stock

During the nine months ended September 30, 2008, we issued shares of our common stock as follows:

Nine months ended September 30, 2008
Outstanding at January 1, 2008	16,235,723

Equity issued during nine months ended September 30
Issued for services 1	1,698,994
Issued for equity 2	100,000
Issued for employment incentives 3	800,000

Outstanding at September 30, 2008	18,834,717

1.

Shares issued for services to consultants:

•

On February 1, 2008, 450,000 shares were issued to a consultant under an agreement entered into on November 1, 2007.  The fair market value of the shares totaled $229,500, or $0.51 per share, which represents the closing price on the date of issuance. These shares were issued as restricted securities as defined under Rule 144.

•

In February 2008, we issued 150,000 of our common stock to a consultant and former officer of Bassett Press, who is not an employee of the Company, pursuant to an agreement which provided for the issuance of 50,000 shares of our common stock prior to a three-for-one forward split that occurred simultaneous to our acquisition of Basset Press in June 2007. The fair market value of the shares totaled $62,500, or $0.42 per share ($1.25 on a pre-split basis). These shares were issued as restricted securities as defined under Rule 144.

•

On February 5, 2008, we issued 42,000 shares of our common stock to the former officers of Docucon for services accrued in fiscal 2007.  The fair market value of the shares totaled $29,400, or $0.70 per share, which represents the closing price on the date of issuance.  These shares were issued as restricted securities as defined under Rule 144.

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

•

On August 29, 2008, we issued 175,000 shares to an individual in settlement of the individual’s claim for unpaid consulting services.  The fair market value of the shares totaled $8,750, or $0.05 per share, which represents the closing price on the date of the agreement.

•

On September 2, 2008, we issued 150,000 shares to a Consultant pursuant to an advisory services agreement as restricted securities as defined under Rule 144.  The advisory services agreement engages the Consultant to serve as a member of the Company’s advisory board and to render services to assist us with various aspects of financing, business operations, acquisition identification, and other advisory services. The fair market value of the shares totaled $7,500, or $0.05 per share, which represents the closing price on the date of the agreement.

•

On September 16, 2008, we issued 300,000 shares pursuant to an amended consulting agreement with our Chief Financial Officer in payment of services. These shares were issued as restricted securities as defined under Rule 144.  The fair market value of the shares totaled $21,000, or $0.07 per share, which represents the closing price on the date of the agreement.

2.

Shares issued in connection with equity agreements.

•

On February 27, 2008, we sold 50,000 shares of our common stock to an accredited investor for $25,000 in cash in a transaction that did not involve a public offering. The fair market value of the shares totaled $25,000, or $0.50 per share.

•

On June 12, 2008, we sold 50,000 shares of our common stock to an accredited investor for $25,000 in cash in a transaction that did not involve a public offering. The fair market value of the shares totaled $25,000, or $0.50 per share.

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

•

On June 30, 2008, we issued a total of 650,000 shares, or 275,000, 225,000, and 150,000 shares of our common stock to our CEO, President, and Director of Business Development, respectively, as bonus compensation in recognition of their service to the Company.  The fair market value of the shares totaled $162,500, or $0.25 per share, which represents the closing price on the date the compensation was approved. These shares were issued pursuant to the consultant agreement as restricted securities as defined under rule 144.

On July 7, 2008, we amended our Articles of Incorporation accordingly, and as of that date, we have 100,000,000 authorized shares of common stock, par value $0.001.  Additionally, we have 10,000,000 authorized shares of preferred stock, of which 60 shares are designated as Series A preferred stock, par value $1.00 and 476,200 shares are designated as Series B preferred stock, par value $1.00.

Note 7:

Selected Quarterly Financial Data

Concentrations

For the three- and nine-month periods ended September 30, 2008 and 2007, we earned revenues (as a percentage of total revenues) in the following categories:

	Three Months Ended September 30		Nine Months Ended September 30
Revenue Segments	2008	2007	2008	2007
Document conversion	48.4%	76.5%	49.0%	80.4%
Printing and financial communication	28.4%	20.9%	31.1%	17.6%
Fulfillment and distribution	17.3%	2.6%	16.0%	2.0%
Software Licensing	5.9%	– %	3.9%	–%
Total	100.0%	100.0%	100.0%	100.0%

No one customer accounted for greater than 10% of the operating revenues of our core services during the nine-month period ended September 30, 2008.  One customer accounted for 15% of our operating revenues during the three-month period ended September 30, 2008.  At September 30, 2008, another customer accounted for 10% of our total accounts receivable. Two customers accounted for 11% and 17% (28% total) of the operating revenues of our core services during the nine-month period ended September 30, 2007.  One customer accounted for greater than 12% of the operating revenues of our core services during the three-month period ended September 30, 2007.

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

Overview

Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted), was formed in February 2006 as My Edgar Inc; a full-service provider of financial print and related compliance communications both online and in print. We acquired Edgarization, LLC and Basset Press in March and July 2007, respectively. In December 2007, we became publicly traded through a reverse merger transaction with Docucon Incorporated, a Delaware company. In December 2007, we changed our name to Issuer Direct Corporation.

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

Compliance and Reporting Services- Our Compliance and reporting services business segment primarily consist of Securities and Exchange filings submitted through the EDGAR system, document typesetting, design – layout and full production pre-press services for corporate issuers, law firms, funds and transfer agents. Our services extend beyond traditional Edgarization and into the next generation of dynamic data, portable documents, and full support of XBRL.

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

Below is a comparison of the revenues generated by each of our business segments for the three- and nine-month periods:

Comparison of results of operations for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	% change
Business Segments
Revenues
Compliance and reporting services	$151,147	$170,312	(11.3)%
Print and financial communications	88,717	46,447	91.0%
Fulfillment and distribution	54,034	5,938	810.0%
Software licensing	18,479	–	100%
Total	$312,377	$222,697	40.3%

Revenue earned from compliance and reporting services decreased 11.3% in the quarter ending September 30, 2008, as compared to the comparable 2007 period.  Several factors contributed to the decrease in the period including the overall financial market condition and decrease in the number of filings by each issuer as well as the permanent loss of customers from the Edgarization acquisition.

Revenues generated from print and financial communications and fulfillment and distribution services increased substantially as a result of our focus on increasing the revenue per client by selling these additional services.  While the cost to deliver such services as a percentage of revenue are greater than the cost to deliver compliance and reporting services, they produce positive gross margins. Additionally, revenues generated from fulfillment and distribution as well as software licensing services increased as they are tied to financial printing and communications.

Comparison of results of operations for nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
Business Segment information	2008	2007	% change
Revenues
Compliance and reporting services	$518,221	$309,561	67.4%
Print and financial communications	328,378	67,650	385.4%
Fulfillment and distribution	168,648	8,013	2004.8%
Software licensing	41,279	–	100%
Total	$1,056,526	$385,224	174.3%

The increase in revenue in the fiscal 2008 periods is a result of our acquisition of Basset Press in July 2007; the fiscal 2007 period includes only revenues earned in the three month period from the date of acquisition on July 2, 2007 through September 30, 2007.   As a result of that transaction, revenues generated from print and financial communications and fulfillment and distribution services increased substantially.  While the cost to deliver such services as a percentage of revenue are greater than the cost to deliver compliance and reporting services, they produce positive gross margins.

Additionally, revenues generated from compliance and reporting services for the nine month period ended September 30, 2008 increased as we sold such services to a broader customer base.

For the three- and nine-month periods ended September 30, 2008 and 2007, we earned revenues (as a percentage of total revenues) in the following categories:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Revenue Segments	2008	2007	2008	2007
Document conversion	48.4%	76.5%	49.0%	80.4%
Printing and financial communication	28.4%	20.9%	31.1%	17.6%
Fulfillment and distribution	17.3%	2.6%	16.0%	2.0%
Software licensing	5.9%	0.0%	3.9%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

No one customer accounted for greater than 10% of the operating revenues of our core services during the nine-month period ended September 30, 2008.  One customer accounted for 15% of our operating revenues during the three-month period ended September 30, 2008.   Two customers accounted for 11% and 17% (28% total) of the operating revenues of our core services during the nine-month period ended September 30, 2007.  One customer accounted for greater than 12% of the operating revenues of our core services during the three-month period ended September 30, 2007.  Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained elsewhere in this Current Report.

Cost of Services and Gross Margin.

Cost of services consists of direct labor, third party software licensing, print production materials, postage and delivery, and outside services directly related to the delivery of services.  Our gross margin, while declining as a percentage of total sales due to the higher volume of printing and financial, increased in the three- and nine-month periods by $31,457 and $233,692.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses for the three-month period ended September 30, 2008 increased $58,333 to $217,941 from $159,608 for the comparable period in fiscal 2007.  General and administrative expenses for the nine-month period ended September 30, 2008 increased $866,647 to $1,082,697 from $216,050 for the comparable period in fiscal 2007.  The three- and nine-month periods ended September 30, 2008 included $37,250 and $668,150, respectively, in expenses paid through the issuance of common stock for salaries and consulting fees. The increase was primarily due to the consulting fees and salaries that were incurred as we sought and evaluated growth and acquisition activities and transactions.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the three-month period ended September 30, 2008 increased 745.8%, or $53,965, to $61,201, as compared to the same period in fiscal 2007.  Sales and marketing expenses for the nine-month period ended September 30, 2008 increased 158.7%, or $137,877, to $224,744 for the same nine-month period in fiscal 2007.  The increased expenses, which include $37,500 of stock-based (non-cash) compensation, are a result of the expansion of our sales and marketing efforts and increase in client related activities.

Depreciation and Amortization

Depreciation and amortization decreased slightly during the three-month period ended September 30, 2008 by $2,872, from $7,098 to $4,226, due to a higher level of depreciation of Basset Press assets in the comparable 2007 period.  Depreciation and amortization increased during the nine-month period ended September 30, 2008 by $6,133, to $13,900 as compared to the comparable fiscal 2007 periods.  The increase in such expenses is a result of the depreciation and amortization of assets acquired during fiscal 2007.

Impairment Charges

W recorded an impairment charge of $130,000 during the quarter ending September 30, 2008, which is the amount of goodwill that we recorded as a result of an acquisition in March 2007. Management weighed specific business factors such as:

•

General market conditions and lack of financing/liquidity/interest in the industry,

•

Customers’ inability to pay for services timely,

•

Note payable to Edgarization, LLC., is in default,

•

Legal dispute with Edgarization as we believe the note holder has interfered with our ongoing business.

Liquidity and Capital Resources

Current liabilities as of September 30, 2008, totaled $410,142, including accounts payable for accounting, legal and general operations of all business segments, as well as various short-term notes payable, as compared to $339,213 as of December 31, 2007. At September 30, 2008, the Company’s total liabilities exceeded the total assets by $45,068.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4T.

CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective and have not changed since its most recent annual report.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We re-evaluated the effectiveness of the Company’s internal disclosure controls and procedures as of the date of this report with the participation of Brian R. Balbirnie, who, as of the date of this report, was the Company’s Chief Executive Officer, and Lori Jones the Company’s Chief Financial Officer, both together the executive officers. Based on that evaluation, we concluded that as of the date of this report, the Company’s internal disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it will subsequently file or submit to the SEC will be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include, without limitation, controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 29, 2008, we issued 175,000 shares to an individual in settlement of the individual’s claim for unpaid consulting services.  The fair market value of the shares totaled $8,750, or $0.05 per share, which represents the closing price on the date of the agreement.

On September 2, 2008, we issued 150,000 shares to a Consultant pursuant to an advisory services agreement as restricted securities as defined under Rule 144.  The advisory services agreement engages the Consultant to serve as a member of the Company’s advisory board and to render services to assist us with various aspects of financing, business operations, acquisition identification, and other advisory services. The fair market value of the shares totaled $7,500, or $0.05 per share, which represents the closing price on the date of the agreement.

On September 16, 2008, we issued 300,000 shares pursuant to an amended consulting agreement with our Chief Financial Officer in payment of services. These shares were issued as restricted securities as defined under Rule 144.  The fair market value of the shares totaled $21,000, or $0.07 per share, which represents the closing price on the date of the agreement.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

We are in default of the terms of our note payable to Edgarization, LLC, which was accelerated when we failed to repay the note on August 8, 2008.

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

Date: November 14, 2008

ISSUER DIRECT CORPORATION

By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie
Chief Executive Officer