Form 10-K
period 2008-12-31
ISSUER DIRECT CORP
filed 2009-03-20
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2008

———————

ISSUER DIRECT CORPORATION

(Name of small business issuer in its charter)

———————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

201 Shannon Oaks Circle Suite 105, Cary, North Carolina 27511

(Address of Principal Executive Office) (Zip Code)

(919) 481-4000

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☑  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of  June 30, 2008, the last business day of the registrant's second fiscal quarter, was approximately $3,107,697 based on the closing price reported on such date of the registrant's common stock.

As of March 15, 2009, the number of outstanding shares of the registrant's common stock was 16,584,717.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Issuer Direct Corporation, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.issuerdirect.com.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Corporate History

Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “we” or “our” unless otherwise noted). We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation. Our executive offices are located at 201 Shannon Oaks Circle Suite 105 Cary, North Carolina 27511 and our corporate telephone number is (919) 461-1600.

Overview

Issuer Direct Corporation (“Issuer Direct or “the Company”) is a full service provider of financial print and related compliance communications both online and in print. Our mission is to alleviate the complexity of maintaining compliance while expanding communication mediums to shareholders. We leverage our securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required. We believe our comprehensive set of services enables us to be the financial services provider of choice for our clients.

As a shareholder communication company, we are dedicated to assisting our corporate issuers in an ever-changing regulatory environment and to comply with the myriad of rules imposed by regulatory bodies. The majority of our business involves the distribution of content either electronically or traditional paper form to governing bodies and shareholders alike through our integrated back office systems and service platform. Under these regulations, we are licensed to disseminate, communicate and or solicit on behalf of our clients, the issuers.

Our iProxy Direct platform encompasses both an environmental initiative as well as the SEC’s Notice and Access option which blends online and print communication. Our green issuer initiative offers companies the ability to reduce their carbon footprints, by printing less and utilizing our digital platforms. We are a full service EDGAR filing agent, assisting corporate issuers, funds, law firms, transfer agents and individuals with all of their filing needs, beyond traditional EDGAR toward an interactive reporting initiative.

The securities and financial services industries generally are subject to regulation in the United States and elsewhere. Regulatory policies in the United States and the rest of the world are tasked with safeguarding the integrity of the securities and financial markets with protecting the interests of both issuers and shareholders.

In the United States, issuers reporting under the Securities Exchange Act of 1934 are subject to regulation under both federal and state laws. At the federal level, the Securities and Exchange Commission (“SEC”) regulates the securities industry, along with the Financial Industry Regulatory Authority, or FINRA, formally known as NASD and NYSE market regulations, various stock exchanges, and other self-regulatory organizations (“SRO”).

The SEC is rapidly adopting rule amendments that have and will continue to change the environment and structure for which issuers must quickly comply. This changing environment opens additional opportunities to Issuer Direct and makes our solution even more compelling as issuers scramble to comply. For example, on July 26, 2007, the SEC adopted rule amendments that require public companies and soliciting persons to furnish proxy materials to stockholders by posting them on an Internet website other than the SEC’s EDGAR website (the “Universal Rule”). Accelerated Issuers were required to comply with the Universal Rule for solicitations beginning on or after January 1, 2008. All other issuers and soliciting persons will have to comply with the rule amendments beginning on or after January 1, 2009. On May 14, 2008, the SEC mandated the use of XBRL beginning with companies with fiscal year ends after December 15, 2008, and annualized revenues of over $5 billion dollars.

During late 2007, we expanded our core offerings to include the delivery of financial information and tabulation of applicable information by way of our technology and our proxy and voter response systems. Our unique brands of iProxy Direct and Issuer Logistics, coupled with our traditional Edgarization and Typesetting and Financial Printing, enables us to act as a single source provider to thousands of corporate issuers and funds. We believe our comprehensive set of services enables us to be the financial services provider of choice for our clients.

During late 2008, we expanded our core offerings to include general transfer agent functions under the brand Direct Transfer; adding what will be one of the final comprehensive service offerings to our brands. As a single source provider, we believe our offerings enable issuers the ability to save thousands per year as compared to a single source vendor approach.

Over the next few years we intend to take steps to augment our core services by aligning with complementary service providers, such as companies offering virtual CFO services, incorporation services, registered agent services and outsourced paralegal companies. We believe that augmenting our services with other providers will expand our reach to issuers and their shareholders, but such success will solely depend on the potential relationship.

Services

Since inception, we have continuously worked to expand the services we provide to our issuers. We believe that by providing issuers with comprehensive services, we are able to be the partner of choice for publicly reporting companies. We often generate revenues from one of our core services with new issuers, and then over a specific period, the issuer also subscribes to other service offerings in the life cycle as illustrated above.

OUR OFFERINGS AND BRANDS INCLUDE:

iProxy Direct is a comprehensive suite of proxy services, including notice and access that takes into account every aspect of an issuers proxy needs. Preparing for an annual meeting or special proxy requires significant planning, rule change knowledge and print to digital options. iProxy is part of the solution that can be delivered in conjunction with our Notice & Access program and solicitation services.

Direct Transfer is our newest offering. As a fully registered and insured transfer agent, Direct Transfer can assist corporate issuers with automated reports, issuances in real time as well as combining our iProxy Direct portal into traditional transfer agent functions. Corporate issuers can then communicate with shareholders in real time by utilizing our back office technologies and services.

The EDGAR Service Bureau is a full service EDGAR filing agent that assists corporate issuers, funds, law firms, transfer agents and individuals with all of their filing needs. Additionally, the service bureau extends beyond traditional EDGAR and into the next generation of filing requirements of the SEC by supporting XBRL.

Elite Financial Press manages both large and small financial printing projects both press and POD (print on demand) for funds, public issuers and IPO transactional services. With its typesetting and graphic group, Elite handles every aspect of the printing process: project management, content management, translation, design assistance, scanning, typesetting, proofing, pre-press work, printing and bindery.

POD is a unique partnership that houses digital archives of thousands of annual reports and corporate overviews. POD fulfills upon request print and mail demand direct to the shareholder. This coincides with the core values of Green Issuer – an eco-friendly unique social platform for issuers that have a green initiative or want to embrace a green plan.

Issuer Logistics is one of the largest proxy fulfillment centers of financial related and proxy material. Through our strategic partnership with GlobalMail, our fulfillment operations place proxy materials into the mail system quicker than traditional methods. Additionally each piece of mail carries unique tracking identifiers that allow both our staff and issuer approved constituents to request delivery confirmation of time sensitive material.

Green Issuer is a methodology that encompasses both our environmental initiative as well as the Notice and Access option – a multi-platform that includes a blend of online and print, - all focused on the reduction of the issuers carbon footprint.

Our Strategy

Our strategy incorporates a blend of organic growth fostered by the selective pursuit of winning operational and financial strategies along with prudent acquisitions or systems and technologies that dovetail our corporate key strengths and initiatives. As the market changes it is evident issuers are seeking a single sourced, less complex way of reporting and staying compliant. Our strategy has always been to provide a comprehensive set of service offerings that comprise an end-to-end solution; we can be the service provider of choice to small-and medium-size corporate issuers. Our sales organization is focused not only on increasing the number of clients we serve, but also on increasing revenue per client by increasing the number of services each client utilizes.

Marketing and Sales

We continue to develop our brands through the focused marketing efforts of our sales force. We also engage in a continuous effort to increase our sales reach each quarter with professionals/consultants who have existing relationships selling products and/or services into our target market. In addition to marketing services directly to issuing companies, we maintain and seek to expand relationships with the law firms and funding organizations that specialize in serving issuing companies.

We also work in partnership with other filing agents, transfer agents and virtual CFOs to provide services to their target clients under agreements and white label services.

During 2008, we expanded our core offerings to include:

•

Newswire services – Issuers can access their press releases, schedule a release or modify pending releases online at issuercorp.com

•

Transfer agent services were also added this year, bringing us closer to a complete well rounded offering for corporate issuers. Under the brand Direct Transfer, we will operate a fully functioning transfer agency servicing corporate issuers

Our business requires us to make investments in equipment, technology and facilities, even though we are principally a service-oriented business. In all of our offerings, quality, turn-around times, accuracy, and scalability as well as the need to preserve the confidential content of our issuers is of utmost importance and part of our core values.

The Financial Printing Market Overview

The financial printing industry is polarized between three large financial printers, then highly fragmented with smaller service companies and brokers that provide a limited to a full range of document management, conversion, and printing services. Print services are competitive and highly commoditized, with a tendency to produce slimmer margins than Edgar and related services. There are many small “mom and pop” shops that offer Edgar services, but we are one of the few companies that are issuer focused that provide a complete solution of compliant reporting and communication delivery, including proxy and shareholder disclosure management.

With the three major financial printers gearing their operations towards the large publicly traded companies and the small brokers lacking the infrastructure to meet tight deadlines, there are very few financial printers that have the ability to successfully support the financial printing requirements of small public and medium size companies.

Competition

The market for our services is highly competitive. We believe we offer a comprehensive set of solutions for our clients that few competitors, if any, can match. However, competition exists in each of the individual solutions we provide. Factors in this competition include speed, accuracy, price, customer service and the quality of supporting products and services.

We believe we are positioned to be the financial communications provider of choice as a cost-effective alternative to both small regional providers and global providers. We believe we benefit from our location in North Carolina as we do not experience significant competition for sales, customer service or production personnel.

Customers

Our customers include a wide variety of issuers, law firms, mutual funds, individuals, and other institutions. As of December 31, 2008 and 2007, our customer base primarily consisted of corporate issuers and law firms. During the year ended December 31, 2008, we generated revenues from two clients that were each greater than 10% of our total revenue; comprising 10.4% and 12.7% of total revenue.

Other Information

For each of the past two fiscal years, revenue generated from our compliance and reporting services has comprised the largest share of our total revenue, as indicated below:

	2008	2007
Revenue Streams
Compliance and reporting services	47.6%	70.5%
Printing and financial communications	31.8%	22.0%
Fulfillment and distribution	16.6%	4.5%
Transfer agent services	3.5%	0%
Professional services and other	0.5%	3.0%
	100%	100%

Cyclical, Seasonal and Other Factors Affecting our Business

A greater portion of our printing, distribution and solicitation of proxy materials business segments will be processed during our second fiscal quarter (calendar quarter). Therefore, the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we plan to continue to grow our regulatory filing business, since it is linked to predictable periodic activity that is cyclical in nature.

Employees

As of December 31, 2008, we employed 12 full-time and one part-time employee as compared to 16 employees at December 31, 2007, none of which are represented by a union. As of the date herein, our employees work between our corporate office in North Carolina and our Florida operations.

Facilities

Our headquarters are located in Cary, North Carolina. We occupy 5700 square feet of office space pursuant to a three-year lease, and we believe we have sufficient space to sustain our growth through 2010. Additionally, we maintain a presence in South Florida.

Insurances

We maintain a general business liability policy and an errors and omissions policy specific to our industry and operations. We believe that our insurance program provides adequate coverage for all reasonable risks associated with operating our business. As of the date of this report, we have added additional insurance to cover the operations of operating a transfer agency.

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

Our mission is to assist corporate issuers with these regulations, communication and compliance of rules imposed by regulatory bodies. The majority of our business involves the distribution of content, either electronically or paper, to governing bodies and shareholders alike. We are licensed under these regulations to disseminate, communicate and or solicit on behalf of our clients, the issuers.

On July 26, 2007, the SEC adopted rule amendments that require public companies and soliciting persons to furnish proxy materials to stockholders by posting them on an Internet website other than the SEC’s EDGAR website (the “Universal Rule”). Accelerated Issuers are required to comply with the Universal Rule for solicitations effective as of January 1, 2008. All other issuers and soliciting persons will now have to comply with the rule amendments effective as of January 1, 2009. We adopted the voluntary accelerated requirements in 2008 and made available our proxy and annual report information online digitally and in print simultaneously for all of our shareholders of record.

On December 18, 2008, the SEC voted to require public companies and mutual funds to use interactive data for financial information in XBRL (eXtensible Business Reporting Language), which they believe has the potential to increase the speed, accuracy and usability of financial disclosure and eventually reduce costs for investors. The purpose of the use of XBRL in regulatory filings is to uniquely code numbers within financial statements allowing computer programs to easily identify, extract, and compare them. For public companies, interactive data financial reporting will occur on a phased-in schedule beginning with larger filers in fiscal 2009 with the remaining companies phasing in over the next two years as follows:

Domestic and Foreign Large Accelerated Filers Using U.S. GAAP with Worldwide Public Common Equity Float above $5 Billion as of the End of the Second Fiscal Quarter of Their Most Recently Completed Fiscal Year.

•

Quarterly report on Form 10–Q or annual report on Form 20–F or Form 40–F containing financial statements for a fiscal period ending on or after June 15, 2009.

All Other Large Accelerated Filers Using U.S. GAAP

•

Quarterly report on Form 10–Q or annual report on Form 20–F or Form 40–F containing financial statements for a fiscal period ending on or after June 15, 2010.

All Remaining Filers Using U.S. GAAP

•

Quarterly report on Form 10–Q or annual report on Form 20–F or Form 40–F containing financial statements for a fiscal period ending on or after June 15, 2011.

Foreign Private Issuers with Financial Statements Prepared in Accordance with IFRS as Issued By the IASB.

•

Annual reports on Form 20–F or Form 40–F for fiscal periods ending on or after June 15, 2011

As reporting requirements continue to change, we are positioning ourselves at the forefront of emerging technologies that we feel will impact our issuers the greatest. We do not anticipate seeing any significant impacts to our revenues, client make-up or competiveness in the market.

Although the majority of our issuers are not required to file their financial statements in xBRL for eighteen months and beyond, we currently have the capacity and technology to successfully file all required financial statements in interactive data format. In fact our predecessor “My EDGAR” was one of the participants in the Securities and Exchange Commission xBRL round table discussion.  Additionally, as part of the test group, we filed our first xBRL transmission for the period ended October 31, 2005 for Crystal International Travel Group.

ITEM 1A

RISK FACTORS.

Forward-Looking and Cautionary Statements

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this Annual Report on Form 10-K before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our Common stock could decline, and you could lose all of your investment.

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

We haves a history of losses, and we may never achieve profitability.

We have incurred net losses and experienced negative cash flow for each quarter since inception. As of December 31, 2008, we have an accumulated deficit of $1.474 million. We expect to incur further losses in 2009 to further realize, execute and expand our business. Moreover, we may never achieve profitability and, even if we do, we may not be able to maintain profitability.

Our recurring losses raise substantial doubt as to our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming we will continue as a going concern. As discussed in the notes to the financial statements, we have suffered recurring losses from operations, current liabilities exceed current assets, and cash flows from operations are negative, which all raise substantial doubt about our ability to continue as a going concern. Management’s plans for funding future operations include the sale of debt and equity securities. Failure to raise additional funds under this plan would unfavorably impact our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including our inability to realize the carrying value of assets.

Our business may be affected by factors outside of our control.

Our ability to increase sales and to profitably deliver and sell our service offerings is subject to a number of risks, including changes to the regulatory filing and distribution of proxy materials, competitive risks such as the entrance of additional competitors into our market, pricing and competition and risks associated with the marketing of new services in order to remain competitive.

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

The seasonality of business makes it difficult to predict future results based on specific fiscal quarters.

A greater portion of our printing, distribution and solicitation of proxy materials business will be processed during our second fiscal quarter. Therefore, the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we will continue to grow our other revenue streams since they are linked to predictable periodic activity that is cyclical in nature.

Risks Related to Our common stock; Liquidity Risks

The price of our common stock may fluctuate significantly, which could lead to losses for stockholders.

Stock of public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. We expect our stock price to be similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of our prospects or companies in our market could also depress our stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

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

We have no intention to pay dividends on our common stock. For the near-term, we intend to retain any remaining future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our common stock.

The issuance of preferred stock may have the effect of preventing a change of control and could dilute the voting power of our common stock and reduce the market price of our common stock.

Since March 20, 2008, our common stock has been listed on the Over the Counter Bulletin Board market under the symbol “ISDR”. There has been little or no trading of our common stock and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors may be unable to sell their shares of our common stock.

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

ITEM 2.

DESCRIPTION OF PROPERTY.

Our headquarters are located in Cary, North Carolina. We occupy 5,700 square feet of office space pursuant to a three-year lease, and we believe we have sufficient space to sustain our growth through 2010. Additionally, we maintain a presence in South Florida.

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

	High	Low
Fiscal 2007
Quarter Ended March 31, 2007	$0.15	$0.10
Quarter Ended June 30, 2007	0.20	0.11
Quarter Ended September 30, 2007	2.50	0.12
Quarter Ended December 31, 2007	2.14	0.85
Fiscal 2008
Quarter Ended March 31, 2008	$1.24	$0.35
Quarter Ended June 30, 2008	0.89	0.20
Quarter Ended September 30, 2008	0.52	0.03
Quarter Ended December 31, 2008	0.08	0.01

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

Our common stock trades on the OTC Bulletin Board under the symbol ISDR. Until March 20, 2008, our common stock was traded on the Pink sheets under the same symbol. Historically, our common stock was classified as a penny stock. Based on the trading prices during 2007, our common stock was considered a penny stock for purposes of federal securities laws.

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

Holders of Record

As of December 31, 2008, there were approximately 730 holders of record of our common stock and 18,834,717 shares outstanding. There were 2 holders of preferred shares and as of December 31, 2008, there were 7 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

ITEM 6.

SELECT FINANCIAL DATA

Two Year Financial Summary

	Year Ended December 31,
	2008	2007
Statement of Operations
Revenue	$1,425,331	$640,150
Cost of revenues	745,175	264,572
Gross profit	680,156	375,578
Operating costs	1,678,632	623,118
Operating loss	(998,476)	(247,540)
Interest expense	(8,886)	(37,348)
Other income	44,319	35,717
Loss from operations	$(963,043)	$(249,171)

	Year ended December 31,
	2008	2007	% change
Revenue Streams
Compliance and reporting services	$677,852	$451,355	50.2%
Print and financial communications	453,928	140,712	222.6%
Fulfillment and distribution	236,066	28,793	719.9%
Software licensing	50,260	19,290	160.6%
Transfer agent services	7,225	—	—
Total	$1,425,331	$640,150	122.7%

Cyclical, Seasonality and Other Factors That Could Affect the Company’s Business

A greater portion of our printing, distribution and solicitation of proxy materials business segments will be processed during our second fiscal quarter (calendar quarter). Therefore the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we will seek to continue to grow our other revenue streams since they are linked to predictable periodic activity that is cyclical in nature.

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

Overview

The Company’s (“we”, “us”, “our”) results from continuing operations improved in 2008 as compared to 2007. For the year ended December 31, 2008, revenue increased 122.7% to $1,425,000 from $640,000 in 2007. The increase in our revenues for fiscal 2008 as compared to fiscal 2007 is directly linked to the expansion of our services as well as the continued expansion of the number of issuers as customers.

We continue to focus on both organic growth and consider inorganic acquisitions of complementary businesses that fit our business.

History of our operations

In March 2007, we acquired the assets of Edgarization, LLC, (“Edgarization”) for $130,000. The acquisition expanded the initial client base by 50%.

In July 2007, we acquired Bassett Press, Inc., (“Bassett”) for $107,000 in cash obligations and 300,000 shares of our common stock. Over the last fiscal year we have fully integrated the Bassett operations into our issuer services group, increased the numbers of clients from relationships acquired and expanded the services per client where a viable business opportunity exists.

Results of Operations

Management evaluates results by analyzing changes in revenue streams; however, gross margin (revenue less cost of revenue) is not measurable by revenue stream, therefore, we do not evaluate our business by segments.

Revenues earned in fiscal 2008 increased 122.7% to $1,425,331 compared to $640,150 in fiscal 2007. Overall gross margin for fiscal 2008 averaged 48% or $680,156 compared to 58.7% or $375,578 for fiscal 2007. The decline in gross margin percentage is a result of competitive price pressure on our services. The following tables display the change in revenue streams from quarter to quarter and year to year for fiscal 2008 and 2007.

Comparison of results of operations for the years ended December 31, 2008 and 2007

	Year ended December 31,
	2008	2007	% change
Revenue Streams
Compliance and reporting services	$677,852	$451,355	50.2%
Print and financial communications	453,928	140,712	222.6%
Fulfillment and distribution	236,066	28,793	719.9%
Software licensing	50,260	19,290	160.6%
Transfer agent services	7,225	—	—
Total	$1,425,331	$640,150	122.7%

Comparison of results on Revenues quarter over quarter from 2008 compared to 2007

	Total Revenues	Percent change Year over year
For the period ended
December 31, 2008	$368,804	44.7%
December 31, 2007	254,926

September 30, 2008	312,378	37.5%
September 30, 2007	227,127

June 30, 2008	450,799	300.2%
June 30, 2007	112,633

March 31, 2008	293,350	545.2%
March 31, 2007	45,464

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the year ended December 31, 2008 increased approximately $99,347, or 53%, to $287,198, from $187,851 for the year ended December 31, 2007. The 2008 fiscal year included expenses from our acquired operations for a full fiscal year as compared to six months of activity during fiscal 2007. Additionally, we expanded our sales team and increased our overall sales efforts in fiscal 2008. Non-cash compensation paid for sales and marketing efforts totaled $37,500 and $50,000 in fiscal 2008 and 2007, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses for the year ended December 31, 2008 increased $817,560, or 200%, to $1,226,243 from $408,683 for the year ended December 31, 2007. In fiscal 2008, we incurred additional professional and consulting fees as we sought and evaluated various growth strategies. Approximately $600,000 of the fiscal 2008 expense was paid through the issuance of our common stock to employees and consultants in lieu of cash compensation and fees. Additionally, the 2008 fiscal year included expenses from our acquired operations for a full fiscal year as compared to six months of activity during fiscal 2007.

Depreciation, Amortization, and Impairment Charges

Depreciation and amortization increased from $26,584 to $35,191 during fiscal 2008 as compared to fiscal 2007, due to a higher level of depreciation and amortization of assets we acquired from Basset Press mid-way through the comparable 2007 period. Additionally, we recorded an impairment charge of $130,000 during the quarter ending September 30, 2008, which is the amount of goodwill that we recorded as a result of the acquisition of Edgarization, LLC in March 2007. To determine the amount of impairment, management weighed specific business factors at that time such as:

•

General market conditions and lack of financing/liquidity/interest in the industry,

•

Customers’ inability to pay for services timely,

•

Note payable to Edgarization, LLC., is in default,

•

Legal dispute with Edgarization as we believe the note holder has interfered with our ongoing business.

Other Income (Expense), Net

Other income and expense is comprised of interest expense we incurred on our various notes payable and income we recorded as the result of one-time negotiations and settlements with various parties, and vary in each fiscal period according to the specific issues addressed in the period. Included in fiscal 2008 other income is a $16,900 gain that we recognized pursuant to a settlement agreement with Edgarization LLC.  The settlement agreement, dated January 28, 2009, provided for a payment of $35,000 in settlement of the remaining principal balance of the note payable that we issued pursuant to the acquisition of Edgarization in March 2007, and which resulted in the $16,900 gain, the effects of which we recorded in our financial statements for the year ending December 31, 2008 as negotiations were ongoing as of year end.  See Note 14.

Income Taxes

Federal income tax expense for fiscal year 2007 was zero, and is projected to be zero in fiscal 2008 as well. Accordingly, an effective federal income tax rate of 0% was recorded for the years ended December 31, 2008 and 2007. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit for the years ended December 31, 2008 and 2007 was recorded.

Net Loss

We recorded a net loss of approximately $963,043 and $249,171 in fiscal 2008 and 2007, respectively. The higher loss in fiscal 2008 was principally due to expenses we incurred as we explored various acquisition and growth strategies, and was funded through the issuance of common stock.

Liquidity and Capital Resources

We generated approximately $11,000 cash from our operating activities during fiscal 2008 as compared to usage of $167,000 cash in fiscal 2007. In fiscal 2008, we purchased equipment totaling $10,000 and paid $40,000 of principal of our notes payable. We raised $50,000 cash through the issuance of common stock in 2008, versus $260,000 cash in 2007.

As of December 31, 2008, we had approximately $50,000 in cash and cash equivalents and $166,000 net accounts receivable. Current liabilities for the period ended December 31, 2008, totaled $410,000, including accrued payroll liabilities, accounts and notes payable, and accrued expenses. At December 31, 2008, our total liabilities exceeded our total assets by $19,000. Subsequent to year end, we paid $35,000 cash in full payment of one of our notes payable with a carrying value of $51,900. In July 2009, another note payable matures and requires a final payment of $25,000. As of December 31, 2008, we are in default on a $23,525 note payable. Finally, two notes payable totaling $50,000 to related parties will mature upon the completion of equity funding in excess of $1,000,000.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, we anticipate that we will have to raise additional funds through the issuance of equity in order to meet our debt obligations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements

Outlook

The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including, without limitation, demand for and acceptance of our services, new developments, competition and general economic or market conditions, particularly in the domestic and international capital markets. Refer also to the Cautionary Statement Concerning Forward Looking Statements included in this report.

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

Our strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing our focus on productivity, and acquiring and integrating complementary businesses. To increase shareholder value, we pursue three major strategic objectives.

Plan of Operation

The following plan of operations provides information which our management believes is relevant to an assessment and understanding of our business, operations and financial condition. The discussion should be read in conjunction with the financial statements as of and for the periods ended December 31, 2008 and 2007, and the notes thereto which are included in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties and assumptions.

Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained elsewhere in this Annual Report.

In fiscal 2009, we will focus on expanding our existing customer relationships as well as acquiring new customers. We expect our revenues to increase at a similar rate as that of fiscal 2008. Overall, we expect the increases will be in contract services such as transfer agency services, news wire services and proxy engagements. We believe that our unique offerings yield a competitive advantage in the marketplace even though we operate in a competitive sector. We anticipate further consolidation in the marketplace of financial printers and suppliers in 2009, which may result in pricing pressures; however, we believe our unique business segments will provide us the opportunity to increase our overall market.

Technological advancements - such as the electronic distribution of documents, online distribution and notice and access programs, as well as our unique print-on-demand technology will impact the markets we serve in 2009 and beyond and create a larger demand for our products and services. Looking forward we have accounted for the possible substitute of traditional printed materials for a more robust electronic delivery and online voting systems. To address these longer term industry concerns we have spent considerable amounts of time in specific segments of our business, building brands around Notice and Access, through our iProxy Direct systems, coupled with our partnership with GlobalMail that created our Issuer Logistics model.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in the notes to the Financial Statements. The selection and application of these accounting principles and methods requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates, including those related to the recognition of revenue, allowance for doubtful accounts, valuation of goodwill and other intangible assets, income tax provision and deferred taxes, restructuring costs, actuarial assumptions for employee benefit plans, and contingent liabilities related to litigation and other claims and assessments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome, and therefore, actual results could differ from these estimates.

We derive revenues from four primary sources: Edgarization, financial printing, proxy and tabulation and fulfillment related services. We recognize revenue when services are rendered or delivered to customers either at time of delivery or completion, where collectability is probable. If we receive amounts in advance, the revenue is allocated as deferred revenues until the services are performed and the revenue is earned.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. As of December 31, 2008 and 2007, we had recorded an allowance for doubtful accounts of approximately $43,764 and $11,950, respectively.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. The Company’s adoption did not have a material effect on our results of operations or financial position for the year ended December 31, 2008.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $50,000 and $39,000 at December 31, 2008 and 2007, respectively. We held no marketable securities as of December 31, 2008, or 2007.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ Equity equity/deficit and cash flows for the two years ended December 31, 2008, and 2007, together with the independent registered public accountants’ report thereon appear beginning on Page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective September 28, 2007, we retained the accounting firm of De Joya Griffith & Company, LLC (“De Joya”) to serve as our principal independent accountant to review or audit, as the case may be, its financial statements beginning with fiscal year ended December 31, 2002. Before we engaged De Joya as our principal independent accountant, we did not consult with De Joya regarding the application of accounting principles to a specific transaction; or the type of audit opinion that might be rendered on our financial statements; or regarding any matters that were the subject of any disagreement between us and any of our former principal independent accountants.

On January 9, 2009, we dismissed De Joya Griffith as our independent registered public accounting firm. The decision to dismiss De Joya was made and approved by our Board of Directors.

The audit reports of De Joya on our financial statements for the fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, or accounting principles. However, the De Joya reports for these fiscal years ended contained a going concern qualification. This qualification expressed substantial doubt about our ability to continue as a going concern based on significant recurring operating losses. During the two most recent fiscal years and the subsequent interim periods through January 9, 2009, we had no disagreements with De Joya on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to their satisfaction, would have caused De Joya to make reference to the subject matter of the disagreement in connection with its reports. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Effective January 9, 2009, we engaged GBH CPAs, PC. (“GBH”) as our new independent registered public accounting firm. The decision to engage GBH was made and approved by our Board of Directors.

During the two most recent fiscal years and through January 9, 2009, we have not consulted with GBH regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.

CONTROLS AND PROCEDURES.

Management’s annual report regarding internal disclosure controls and procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes, in accordance with generally accepted accounting principles. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations and therefore, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that the controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2008 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

During the quarter ended December 31, 2008, we replaced certain accounting staff and our Chief Financial Officer took a more active role in our accounting cycle, which strengthened our internal controls. There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers

At December 31, 2008, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
Brian R. Balbirnie	37	Chairman of the Board, Chief Executive Officer
James M. Learish	39	President, Director
Edward P. Gistaro	73	Director
Chauncey E. Schmidt	75	Director
Lori Jones	51	Chief Financial Officer

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

James M. Learish – President and Director

Mr. Learish served as President, and Director, until January 8, 2009, when he resigned as President. He is one of the co-founders of My EDGAR. Prior to starting the Company, Mr. Learish spent over four years as a Managing Director in multiple strategic business and investment consultancies that consulted to private and public companies on all areas of business operations, including raising capital, going public, and shareholder communications. In addition to his investment and shareholder communications experience, Mr. Learish performed executive consulting duties in the telecommunication, pharmaceutical, high-tech, utility, and domestic & international banking industries for companies such as GlaxoSmithKline, Wachovia, TECO Energy, and Mercantil, C.A., Mr. Learish holds an MBA from Duke University (1998) and a BS in Finance from the Florida Southern College (1991).

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

Lori Jones – Chief Financial Officer

Lori Jones was appointed Chief Financial Officer in June 2008. She served as Chief Executive Officer and Chief Financial Officer of Analytical Surveys, Inc. (“ASI”) from December 2004 and January 2003, respectively, through March 2008, when ASI acquired Axion International Inc. From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company. From May 2000 to March 2001, Ms. Jones served as the Chief Financial Officer of Worldmerc Incorporated. From January 1999 to May 2000, Ms. Jones was the Chief Financial Officer of Billserv Inc., an electronic billing presentation and payment service company. Ms. Jones is a C.P.A. and holds a M.B.A. from the University of Texas at San Antonio.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation, paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer, our former Chief Executive Officer and all other executive officers who received or are entitled to receive compensation in excess of $100,000 during the stated period.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year (Dec 31st)	Salary		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation ($)
Brian R. Balbirnie Chairman, Chief Executive Officer	2008	$56,700		—	68,750	—	—	—	—
	2007	$27,000		—	—	—	—	—	—
	2006	67,500	[1]	—		—	—	—	—

James M. Learish President	2008	$56,500		—	56,250	—	—	—	—
	2007	$15,000		—	—	—	—	—	—
	2006	67,500	[2]	—		—	—	—	—

Lori Jones	2008	$18,000			29,000
Chief Financial Officer

———————

1

For the period ended December 31, 2006, the wages payable and accrued wages payable for the above named officer totaled $67,500. As of December 31, 2006, $27,500 was paid; the balance was converted into 3,750,000 shares of the company’s common stock.

2

For the period ended December 31, 2006 the wages payable and accrued wages payable for the above named officer total $67,500, as of December 31, 2006 $23,500 was paid, the balance was converted into 3,300,000 shares of the company’s common stock.

Employment Agreements

We do not have employment agreements with any employees.

Compensation of Directors

During the years ending December 31, 2008 and 2007, we did not pay cash or equity compensation to our non-employee directors. At December 31, 2008 and 2007, there were no arrangements, “standard” or otherwise, pursuant to which any director of the Company was compensated for any service he or she provided as a director, including, without limitation, any additional amounts payable to any director for committee participation or special assignments. During fiscal year ended December 31, 2008 and 2007, there were no arrangements, including, without limitation, consulting contracts, pursuant to which any director of the Company was compensated for any service he or she provided as a director, and/or otherwise entered into in consideration of any director’s service on the Company’s Board of Directors.

Outstanding Equity Awards at Fiscal Year End

None.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2009 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and “named executive officers”; and (iii) all of our executive officers and directors as a group:

Name and address of Beneficial Owner	Number of Shares	Percent of Class(1)
Directors and Named Executive Officers
Brian R. Balbirnie	5,994,099	36.14%
James M. Learish	425,000	2.56%
Edward Gistaro	136,139	0.82%
Chauncey Schmidt	122,334	0.74%
Lori Jones	332,000	2.00%
Beyond the Box	1,023,804	6.17%
James Michael	2,805,000	16.91%
All Directors and Executive Officers as a group (5 persons)	7,009,572	42.27%

———————

(1)

As of March 15, 2009, we had 16,584,717 shares of common stock outstanding. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)

Audit Fees.

Audit fees billed by De Joya Griffith & Company, LLC (“De Joya”) for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB filed with the SEC for that year totaled $30,000. Audit fees billed by De Joya for the review of quarterly financial statements included in our Forms 10-QSB for the quarters through September 30, 2008 totaled $14,500.

Audit fees billed by GBH, CPAs, PC (“GBH”) for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 totaled $15,000.

(b)

Audit-Related Fees.

The aggregate fees billed for professional services rendered by De Joya for assurance and related services for the fiscal year ended December 30, 2007, totaled approximately $3,000. Audit-related fees were one time charges for accounting services related to the transactions and integration of accounting systems and controls.

(c)

Tax Fees.

There were no tax fees billed by De Joya or GBH during the years ended December 31, 2007 and 2008.

(d)

All Other Fees.

There were no other fees billed by De Joya or GBH during the years ended December 31, 2007 and 2008 for services rendered by or not reportable as Audit Fees, Audit-Related Fees or Tax Fees.

PART IV

ITEM 15.

EXHIBITS.

(a)

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

ISSUER DIRECT CORPORATION

Date: March 19, 2009	By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie Chairman of the Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2008.

Signature	Date	Title

/s/ BRIAN R. BALBIRNIE	March 19, 2009	Chief Executive Officer and Chairman of the
Brian R. Balbirnie		Board of Directors and Director (principal executive officer)

/s/ LORI JONES	March 19, 2009	Chief Financial Officer
Lori Jones

/s/ JAMES M. LEARISH	March 19, 2009	Director
James M. Learish

/s/ EDWARD P. GISTARO	March 19, 2009	Director
Edward P. Gistaro

/s/ CHAUNCEY SCHMIDT	March 19, 2009	Director
Chauncey Schmidt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Issuer Direct Corporation

Cary, North Carolina

We have audited the accompanying consolidated balance sheet of Issuer Direct Corporation as of December 31, 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation as of December 31, 2008, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 18, 2009

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

March 27, 2008

ISSUER DIRECT CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$50,367	$39,318
Accounts receivable (net of allowance for doubtful accounts of $43,764 and $11,950, respectively)	165,681	124,954
Security deposits	6,242	7,617
Other current assets	2,855	3,549
Total current assets	225,145	175,438
Furniture, equipment and improvements (net of accumulated depreciation of $43,201 and $41,835, respectively)	15,987	16,337
Other long term assets	2,000	—
Intangible assets (net of accumulated amortization and impairment of $170,500 and $16,000, respectively)	147,695	302,195
Total assets	$390,827	$493,970

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$143,560	$54,705
Accrued expenses	128,050	89,191
Note payable – related party	73,525	73,525
Notes payable – other	64,828	121,792
Total liabilities	409,963	339,213

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized Series A, 60 shares designated, 7 shares issued and outstanding	7	7
Series B, 476,200 shares designated; no shares issued and outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized, 18,834,717 and 16,235,723 shares issued and outstanding , respectively	18,834	16,235
Additional paid-in capital	1,441,006	654,455
Treasury stock, at cost, 4,495 shares	(4,236)	(4,236)
Accumulated deficit	(1,474,747)	(511,704)
Total stockholders' equity (deficit)	(19,136)	154,757
Total liabilities and stockholders’ equity (deficit)	$390,827	$493,970

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007
Revenues
Document conversion	$677,852	$451,355
Printing and financial communication	453,928	140,712
Fulfillment and distribution	236,066	28,793
Software licensing	50,260	19,290
Transfer agent services	7,225	—
Total	1,425,331	640,150

Cost of services	745,175	264,572
Gross profit	680,156	375,578
Operating costs and expenses
General and administrative	1,226,243	408,683
Sales and marketing expenses	287,198	187,851
Impairment charges	130,000	—
Depreciation and amortization	35,191	26,584
Total operating costs and expenses	1,678, 632	623,118
Net operating loss	(998,476)	(247,540)
Other income (expense):
Interest expense	(8,886)	(37,348)
Gain on settlement of debt	16,902	—
Other income (expense)	27,417	35,717
Total other income (expense)	35,433	(1,631)
Net loss	$(963,043)	$(249,171)
Loss per share – basic and diluted	$(0.05)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	17,834,100	14,039,613

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2007 AND 2008

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at end of period December 31, 2006	—	$—	5,031,000	$5,031	$—	$51,969	$(262,533)	$(205,533)
Issuance of stock related to reverse merger	7	7	246,799	246	(4,236)	(256,594)		(260,577)
Issuance of common stock for cash at $0.17	—	—	1,560,000	1,560	—	258,440	—	260,000
Issuance of common stock for conversion of notes payable at $0.13	—	—	1,093,938	1,094	—	146,603	—	147,697
Issuance of common stock for acquisitions at $0.25	—	—	300,000	300	—	73,547	—	73,847
Issuance of common stock for employee incentives at $0.50	—	—	121,000	121	—	60,379	—	60,500
Issuance of common stock for settlement of accrued liabilities	—	—	7,882,986	7,883	—	320,111	—	327,994
Net loss	—	—	—	—	—	—	(249,171)	(249,171)
Balance at end of period December 31, 2007	7	7	16,235,723	16,235	(4,236)	654,455	(511,704)	154,757
Issuance of common stock for cash at $0.50	—	—	100,000	100	—	49,900	—	50,000
Issuance of common stock for employee incentives	—	—	800,000	800	—	186,700	—	187,500
Issuance of common stock for settlement of accrued liabilities and for services	—	—	1,699,000	1,699	—	549,951	—	551,650
Adjustment to actual shares	—	—	(6)	—	—	—		—
Net loss	—	—	—	—	—	—	(963,043)	(963,043)
Balance at end of period December 31, 2008	7	$7	18,834,717	$18,834	$(4,236)	$1,441,006	$(1,474,747)	$(19,136)

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Years ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(963,043)	$(249,171)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,191	26,584
Interest expense on related party notes payable	—	15,747
Impairment charges	130,000	—
Gain on settlement of debt	(16,902)	—
Stock-based expenses	668,150	60,500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(40,727)	(43,498)
Decrease (increase) in deposits and prepaids	69	(5,676)
Increase (decrease) in accounts payable	88,855	37,872
Increase (decrease) in accrued expenses	109,859	(9,261)
Net cash used by operating activities	11,452	(166,903)

Cash flows from investing activities
Cash acquired in purchase of business	—	5,637
Purchase of equipment	(10,341)	(7,559)
Acquisition of Edgarization	—	(30,000)
Net cash used by investing activities	(10,341)	(31,922)

Cash flows from financing activities
Payments to related party	—	(78,280)
Proceeds from sale of common stock	50,000	260,000
Proceeds from note payable - other	—	50,000
Payments for notes payable	(40,062)	(1,978)
Net cash provided by financing activities	9,938	229,742

Net change in cash	11,049	30,917
Cash - beginning	39,318	8,401
Cash - ending	$50,367	$39,318

Supplemental disclosures:
Cash paid for interest	$3,994	$3,748
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Acquisition of assets related to the acquisition to Basset Press Inc.	$—	$73,847
Notes payable settled in common shares	$—	$147,697
Accrued expenses settled by issuance of common shares	$71,000	$133,500

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:

Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger of My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. The transaction has been accounted for as a reverse merger; in accordance with SFAS No. 141, “Accounting for Business Combinations.” My EDGAR was the acquiring entity for accounting purposes. While the transaction was accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of My EDGAR’s capital structure.

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

On July 3, 2007, we acquired 100% of the interest in Bassett Press, Inc. (“Bassett Press”), a financial printing company, for $107,000 in cash and 300,000 shares of the Company’s common stock. The merger agreement also called for us to assume other certain obligations totaling $68,907 over 24 months, herein disclosed in Note 3 of the financial statements.

Both the asset purchase agreement with Edgarization, LLC, and acquisition with Bassett Press Inc., were completed to increase the reach in the market and number of customers served to bring us closer to profitability.

We accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Our results of operations include the activities of My EDGAR, Inc. for the years ended December 31, 2008 and 2007 and for Bassett Press, Inc., from July 2, 2007 through December 31, 2007.

The goodwill and intangible assets acquired in the Basset Press acquisition is herein detailed in Note 6 of the financial statements.

The unaudited pro forma financial information below for the year ended December 31, 2007 is presented for comparative purposes only and is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition of Basset Press been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations.

On an unaudited pro forma basis, the combined information represents the combined operations of the Company as though all Bassett Press had been combined as of the beginning of the 2007 fiscal year:

Unaudited Pro Forma Information

	Issuer Direct	Basset Press	Elimination	Consolidation
	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2007
Revenues	$350,343	$671,593	$––	$1,021,936
Cost of Services	142,284	328,605	––	470,889
Gross Profit	208,059	342,988	––	551,047
Operating Costs and Expenses:
General and Administrative	179,691	132,690	––	312,381
Payroll Expense -Less Commissions	265,689	165,429	––	431,118
Depreciation & Amortization	18,440	8,144	––	26,584
Total Operating Costs and Expenses	463,820	306,263	––	770,083
Net Operating Income (Loss)	(255,761)	36,725	––	(219,036)
Other Income (Expenses):
Interest Income	23	793	––	816
Interest Expense	(11,872)	(34,114)	––	(45,986)
Total Other Income/Expense	––	––	(247)	(247)
Total Other Income (Expenses)	(11,849)	(33,321)	(247)	(45,417)
Net Income/(Loss)	$(267,610)	$3,404	$(247)	$(264,453)

Going Concern

We have incurred losses since inception, and, at December 31, 2008, we had a working capital deficit of approximately $185,000 and an accumulated deficit of $1,474,747, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations and marketing efforts since inception through the issuance of debt and equity securities. In order to continue execution of the business plan, increase marketing efforts and achieve profitable operations, we will need to obtain additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities. If we are unable to raise additional funds, our ability to continue as a going concern will be severely impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including our inability to realize the carrying value of assets.

Note 2:

Reverse Merger

On December 13, 2007, Docucon Incorporated (“Docucon”), My EDGAR, Inc. (“My EDGAR”) and Docucon Acquisitions Corporation (“DAC”), a wholly-owned subsidiary of Docucon, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on December 13, 2007, DAC merged with and into My EDGAR, with My EDGAR remaining as the surviving corporation (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of My EDGAR was converted into the right to receive one share of the common stock of Docucon. As a result of the Merger, the former shareholders of My EDGAR acquired approximately 96% of the common stock of Docucon.

On December 14, 2007, we filed an amendment to our articles of incorporation to change our name from Docucon Incorporated to Issuer Direct Corporation.

Note 3:

Acquisition of Basset Press

On July 3, 2007, we completed the acquisition of Bassett Press, Inc. for a net purchase price of $148,195. We paid $107,000 in cash and 300,000 shares of our common stock in exchange for a 100% interest in Basset Press. The results of operations of Basset Press are included in the consolidated statements of operations for the periods subsequent to the acquisition date.

We allocated the purchase price based on management’s estimates and assumptions, and other information compiled by management utilizing established valuation techniques appropriate for the shareholder services industry. The purchase price allocation below is considered final and includes professional fees and other related acquisition costs, allocated to the net assets acquired based on their fair values:

Current assets	$85,707
Fixed assets	16,352
Intangible assets	105,000
Goodwill	43,195
Total assets acquired	250,254
Current liabilities	(175,907)
Net assets acquired	$74,347

Note 4:

Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company of its wholly-owned subsidiaries. Any applicable intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

We maintained a minimal cash balance with financial institutions that has not exceeded insured limits during the reporting period. We have not experienced any losses in such accounts.

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

Property and Equipment: Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation / Amortization Period
Furniture, fixtures and equipment	3 to 5 years
Computer equipment and purchased software	3 years
Machinery and equipment	3 to 5 years

Earnings per Share

We comply with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98., which require that basic net loss per common share be computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as convertible preferred stock, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share for the years ended December 31, 2008 or 2007 as their effect would be anti-dilutive. Common shares of approximately 3,889 issuable upon the potential conversion of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted earnings (loss) per common share because they were anti-dilutive.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance s made up of specific reserves, as deemed necessary, on client account balances, and a reserve based on our historical experience. During the year ended December 31, 2008, we recorded bad debt expense totaling approximately $57,490 recovered $1,983 of amounts previously reserved, and permanently wrote off $23,694 of accounts we deemed uncollectible. During the year ended December 31, 2007, we incurred bad debt expense totaling approximately $11,950. Accordingly, our allowance for doubtful accounts increased from $11,950 at December 31, 2007, to $43,764 at December 31, 2008.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109", ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not result in any material adjustments to the liability for unrecognized income tax benefits.

Our policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements, if applicable.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our results of operations or financial position.

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. We do not anticipate that adoption of SFAS 160 will have a material impact on our financial condition or results of operations.

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

Note 5:

Fixed Assets

	December 31,
	2008	2007
Computers & equipment	$35,004	$33,988
Furniture	3,961	3,961
Software	20,223	20,223
Total fixed assets, gross	59,188	58,172
Less: Accumulated depreciation	(43,201)	(41,835)
Total fixed assets	$15,987	$16,337

Depreciation expense for the years ended December 31, 2008 and 2007 totaled $35,191 and $26,584, respectively.

Note 6:

Goodwill and Other Intangible Assets

Goodwill

At December 31, 2008, our recorded goodwill totaled $43,195, which was related to our acquisition of Basset Press in July 2007. At December 31, 2007, our recorded goodwill totaled $133,195, which included $90,000 of goodwill related to our acquisition of Edgarization, LLC, on March 1, 2007. We conducted our 2008 annual impairment analysis during the third quarter of 2008 and determined that the total amount of goodwill recorded for Edgarization was impaired. Accordingly, we recorded an impairment charge of $130,000, which included an impairment of $40,000 for intangible assets acquired from Edgarization, LLC. In connection with the determination of the impairment, management weighed specific business factors at that time, such as:

•

General market conditions and lack of financing/liquidity/interest in the industry,

•

Customers’ inability to pay for services timely,

•

Note payable to Edgarization was in default,

•

Legal dispute against Edgarization in regards to interference of business ongoing by the note holder

During the fourth quarter of 2007, we recorded an impairment charge of $16,000 related to the goodwill of certain domain property.

Intangible Assets

In July 2007, as part of the Basset Press acquisition, we acquired $105,000 of identifiable intangible assets including $25,000 for customer lists, $30,000 for non contractual customer relationships, and $50,000 for proprietary software or intellectual property. Customer lists and relationships are subject to amortization and have approximate estimated useful lives of five years.  The proprietary software has an indefinite life and is subject to annual testing rather than amortization.

In March 2007, as part of the Edgarization acquisition, we acquired $40,000 of identifiable intangible assets including $15,000 for customer lists and $25,000 for non contractual customer relationships. During 2008, we determined that these identifiable intangible assets were impaired and accordingly, the entire $40,000 was included in the $130,000 impairment charge discussed above.

The components of goodwill and intangible assets are as follows:

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Domain name	$40,000	$(24,000)	$16,000
Customer lists	25,000	(7,500)	17,500
Customer relationships-noncontractual	30,000	(9,000)	21,000
Proprietary software	50,000	—	50,000
Goodwill	43,195	—	43,195
Total intangible assets	$188,195	$(40,500)	$147,695

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Domain name	$40,000	$(16,000)	$24,000
Customer lists	40,000	—	40,000
Customer relationships-noncontractual	55,000	—	55,000
Proprietary software	50,000	—	50,000
Goodwill	133,195	—	133,195
Total intangible assets	$318,195	$(16,000)	$302,195

The amortization of intangible assets is a charge to operating expenses and totaled $24,500, and $16,000 in 2008 and 2007, respectively.

The future amortization of the identifiable intangible assets is as follows:

Years Ending December 31:
2009	$19,000
2010	19,000
2011	11,000
2012	5,500
Thereafter	—
Total	$54,500

Note 7:

Notes payable

As of December 31, 2008 and 2007, we had two unsecured notes payable totaling $64,828 and $121,792, respectively, as follows:

	December 31,
	2008	2007
Unsecured Note Payable in connection with the asset purchase agreement in March 2007, with interest of 8%; the principal due on this note was reduced to $35,000 pursuant to a settlement agreement with the holder in January 2009.	$35,000	$57,258
Unsecured Note Payable in connection with the July 2, 2007 acquisition of Bassett Press, with interest of 8%, due and payable monthly, due on July 17, 2009.	29,828	64,534
	64,828	121,792
Less current portion	64,828	121,792
Total long-term notes payable	$—	$—

On January 28, 2009, we entered into a settlement and release agreement (“Agreement”) with the holder of the Note Payable that we issued in March 2007. Pursuant to the terms of the agreement, the holder agreed to accept $35,000 in full payment of principal and interest, which was paid in full on January 28, 2009. We recognized a gain on settlement of debt of approximately $16,900 as of December 31, 2008, when we reduced the carrying value of the debt pursuant to the settlement agreement.

Note 8:

Notes payable – Related Party

As of December 31, 2008 and 2007, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	December 31
	2008	2007
Note Payable to our Chief Executive Officer in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and was due on December 31, 2008. The note is in default at December 31, 2008, and the holder has the right to demand payment at any time. There are no penalties associated with the default.	$23,525	$23,525

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000
Total notes payable- related party	$73,525	$73,525

On September 17, 2007, we issued a $25,000 promissory note to our CEO as repayment for various Company obligations he paid on the Company’s behalf, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The $23,525 outstanding principal was due on December 31, 2008, and is currently in default.

On November 20, 2007, two directors of the Company entered into promissory notes with the Company in the amount of $25,000 each. The promissory notes call for the repayment or conversion upon the Company receiving $1,000,000 in gross proceeds of a private placement of a either equity or debt financing, if a lesser amount is received then the conversion or repayment is by mutual consent. As of December 31, 2008, the notes still remain outstanding.

 On September 30, 2007, we entered into a settlement agreement with a former consultant for previous amounts owed in the amount of $53,325. The party agreed to convert its obligation into 106,650 shares of our common stock at a conversion rate of $0.50 per share.

On September 30, 2007, we entered into a settlement agreement with a former officer for previous amounts owed under an employment agreement in the amount of $37,834. The party agreed to convert its obligation into 75,668 shares of our common stock at a conversion rate of $0.50 per share.

On September 30, 2007, we agreed to settle two notes payable held by two directors of the company. Each party agreed to accept 216,668 shares of our common stock in full settlement of the $108,334 outstanding principal.  The shares were issued on February 5, 2008.

Note 9:

Preferred stock and common stock

As of December 31, 2007 and 2008, there were seven shares of Series A Convertible Preferred Stock (“Preferred Stock”) outstanding, each of which are convertible into 556 shares of our common stock. The Certificate of Designation of the rights, preferences and limitations of the Preferred Stock provides that each share has voting rights equal to its common equivalent, has a liquidation preference of $25,000 per share and earns cash dividends of eleven percent (11.0%) per year. The Certificate of Designation also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2008 cumulative undeclared dividends on the seven shares of Preferred Stock then issued and outstanding were approximately $275,000. As the cumulative dividends are undeclared, and documentation supporting the seven shares of Preferred Stock is unavailable, they have not been recorded as a reduction of the Company’s equity. In August 2002, in connection with the Company’s then proposed and subsequently abandoned merger with DVS, the Company and the holders of the Company’s Series A Convertible Preferred Stock entered into agreements which would have resulted in the surrender and cancellation of all issued and outstanding shares of such preferred stock, and the release of the Company from any obligation to declare or pay any accrued dividends on such preferred stock. For all intents and purposes, these agreements were contingent upon the consummation of the Company’s proposed merger with DVS, which, as stated above, did not occur.

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2008 and 2007, there were no issued and outstanding shares of such preferred stock.

The Company has never declared or paid any cash dividends on its common stock.

During year ended December 31, 2008, we issued shares of our common stock as follows:

Year ended December 31, 2008
Outstanding at January 1, 2008	16,235,723

Equity issued during year ended December 31, 2008
Issued for services 1	1,699,000
Issued for equity 2	100,000
Issued for employment incentives 3	800,000
Adjustment due to rounding	(6)

Outstanding at December 31, 2008	18,834,717

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

•

On May 15, 2008, the Company entered into an agreement pursuant to a potential acquisition wherein we issued 150,000 shares of our common stock in exchange for exclusivity period rights. Due diligence was conducted and the exclusivity period expired without definitive action by the Company. The fair market value of the shares totaled $33,000, or $0.22 per share, which represents the closing price on the date of the agreement, and which recorded as a general and administrative expense.

•

On June 5, 2008, we entered into a consulting agreement with our Chief Financial Officer and agreed to issue 32,000 shares of our common stock in payment of services rendered in June and July 2008. The fair market value of the shares totaled $8,000, or $0.25 per share, which represents the closing price on the date of the agreement.

•

On June 30, 2008, we entered into an advisory services agreement with a Consultant to serve as a member of the Company’s advisory board to render services to assist us with various aspects of financing, business operations, acquisition identification, and other advisory services. We issued 150,000 shares pursuant to the advisory board agreement. The fair market value of the shares totaled $78,000, or $0.52 per share, which represents the closing price on the date of issuance.

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

On July 7, 2008, we amended our Articles of Incorporation accordingly, and as of that date, we have 100,000,000 authorized shares of common stock, par value $0.001. Additionally, we have 10,000,000 authorized shares of preferred stock, of which 60 shares are designated as Series A preferred stock, par value $1.00 and 476,200 shares are designated as Series B preferred shares, par value $1.00.

Note 10:

Commitments and Contingencies

Office Lease

In May 2007, we signed a three-year lease for 5,700 square feet for our corporate headquarters, located at 201 Shannon Oaks Circle Suite 105 Cary, NC 27511. Rental expenses associated with the leased premise totaled $92,355 and $17,541 for the years ended December 31, 2008 and 2007. Prior to that time, we leased space on a month-to-month basis at the rate. Required minimum lease payments for fiscal 2009 and 2010 total $79,000 and $60,000, respectively.

Note 11:

Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2008
Revenues	$293,350	$450,799	$312,378	$368,804
Cost of goods	137,721	284,195	161,853	161,406
Gross profit	155,628	166,604	150,525	207,399
Gross profit percentage
Operating costs and expenses	516,493	521,480	413,554	227,103
Net income (loss)	(388,541)	(332,826)	(267,609)	25,933
Net income (loss) per share	$(0.023)	$(0.019)	$(0.015)	$0.001
Weighted average shares outstanding basic	16,887,877	17,243,658	18,346,282	18,834,723
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2007
Revenues	$49,894	$112,633	$222,697	$254,926
Cost of goods	4,562	37,968	103,786	118,256
Gross profit	45,332	74,665	118,911	136,670
Gross profit percentage	0.66	0.66	0.54	0.55
Operating costs and expenses	88,637	48,130	173,942	312,409
Net income (loss)	(46,599)	23,183	(72,021)	(153,734)
Net income (loss) per share	$(0.006)	$0.002	$(0.005)	$(0.010)
Weighted average shares outstanding basic	7,391,604	12,968,576	15,813,938	15,836,511

Note 12:

Concentrations

For the years ended December 31, 2008 and December 31, 2007, we generated revenues from the following revenue streams as a percentage of total revenue:

	2008	2007
Revenue Streams
Document conversion	47.6%	70.5%
Printing and financial communication	31.8%	22.0%
Fulfillment and distribution	16.6%	4.5%
Software licensing	3.5%	3.0%
Transfer agent services	0.5%	0.0%
Total	100.0%	100.0%

During the years ended December 31, 2008 and 2007, revenue generated from one customer comprised 10.4% and 12.7%, respectively, of our total annual revenues. As of December 31, 2008, two customers comprised 41.0% and

14.3% of our total accounts receivable. As of December 31, 2007, two customers comprised 21.6% and 15.5% of our total accounts receivable.

We believe we did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 13:

Income Taxes

At December 31, 2008 and 2007, we had a federal net operating loss carry forward of approximately $10,980,180 and $10,798,900, respectively.

As a result of the reverser merger transaction on December 13, 2007, we had a Section 382 ownership change. The ownership change does not limit our ability to utilize future tax deductions and no adjustments were made to our gross deferred tax assets as a result of the reverse merger. Future changes in our ownership may limit our ability to utilize our deferred tax assets. Realization of our deferred tax assets is dependent upon future earnings; accordingly, a full valuation allowance was recorded against the assets.

The provision for income taxes consisted of the following components for the years ended December 31:

	2008	2007
Current:
Federal	—	—
State	—	—
Deferred:	—	—
	—	—

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$3,815,000	$3,779,650
Accrued liabilities	23,000	—
Intangibles and goodwill	39,000	—
Total deferred tax assets	3,877,000	3,779,650
Less: valuation allowance	(3,877,000)	(3,779,650)
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $3,877,000 and $3,779,650, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2008 and 2007.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2008	2007
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

Note 14:

Subsequent Events

On January 28, 2009, we fully settled and released all claims by and against Edgarization. The settlement agreement provided for a payment of $35,000 in settlement of the remaining principal balance of the note payable that we issued pursuant to the acquisition of Edgarization in March 2007. The carrying balance of the note at December 31, 2008, and on the date of the settlement totaled approximately $51,900. We recorded a $16,900 gain on the settlement of this debt in fiscal 2008 as we recorded the effects of the settlement in our financial statements for the year ending December 31, 2008 as negotiations were ongoing as of year end.

On January 8, 2009, James Learish resigned as President. On February 4, 2009, Mr. Learish sold 4,500,000 shares of the 4,925,000 shares of our common stock that he beneficially owned in a private transaction as follows: 2,250,000 shares for $6,750 to Mr. James Michael, our Director of Business Development, and 2,250,000 shares for $6,750 to the Company, which shares will be retired as treasury stock. Immediately subsequent to the transaction, Mr. Learish’s holdings of 425,000 shares represented 2.56% of our 16,584,717 outstanding shares. Mr. Michael’s holdings, which included shares he owned prior to this purchase, represented 16.91% of our outstanding shares.