Form 10-Q
period 2009-03-31
ISSUER DIRECT CORP
filed 2009-05-11
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

ISSUER DIRECT CORPORATION

(Exact name of registrant as specified in its charter)

———————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

201 Shannon Oaks Circle Suite 105, Cary North, Carolina 27511

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,734,717 common stock was issued & outstanding as on April 30, 2009.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

1

Unaudited Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008

1

Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008

2

Unaudited Consolidated Statements of Cashflows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)

3

Notes to Unaudited Consolidated Financial Statements

4

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

13

Item 4T.        Controls and Procedures.

13

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

14

Item 1A.       Risk Factors.

14

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.          Defaults Upon Senior Securities.

14

Item 4.          Submission of Matters to a Vote Of Security Holders.

14

Item 5.          Other Information.

14

Item 6.          Exhibits.

14

SIGNATURES

15

i

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$108,870	$50,367
Accounts receivable, (net of allowance for doubtful accounts of $42,620 and $43,764, respectively)	127,970	165,681
Security deposits	6,242	6,242
Other current assets	6,733	2,855
Total current assets	249,815	225,145
Furniture, equipment and improvements, (net of accumulated depreciation of $45,699 and $43,201, respectively)	15,463	15,987
Other long term assets	2,000	2,000
Intangible assets, (net of accumulated amortization and impairment of $177,333 and $170,500, respectively)	140,862	147,695
Total assets	$408,140	$390,827

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$131,974	$143,560
Accrued expenses	84,789	128,050
Note payable – related party	73,525	73,525
Notes payable - other	27,398	64,828
Total liabilities	317,686	409,963

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized – Series A, $25,000 liquidation preference, 60 shares designated, 7 shares issued and outstanding Series B, 476,200 shares designated; no shares issued and outstanding	7	7
Common stock $.001 par value, 100,000,000 shares authorized, 16,734,717 and 18,834,717 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.	16,734	18,834
Additional paid-in capital	1,461,354	1,441,006
Treasury stock, at cost, 4,495 shares	(4,236)	(4,236)
Accumulated deficit	(1,383,405)	(1,474,747)
Total stockholders’ equity (deficit)	90,454	(19,136)
Total liabilities and stockholders’ equity (deficit)	$408,140	$390,827

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues
Compliance and reporting services	$195,859	$181,463
Printing and financial communication	105,086	69,763
Fulfillment and distribution	140,105	34,224
Software licensing	17,438	7,900
Transfer agent services	14,050	—
Total	472,538	293,350

Cost of services	214,001	137,722
Gross profit	258,537	155,628
Operating costs and expenses
General and administrative	101,600	460,847
Sales and marketing expenses	54,990	50,775
Depreciation and amortization	9,331	4,843
Total operating costs and expenses	165,921	516,466
Net operating income (loss)	92,616	(360,838)
Other income (expense):
Interest expense	(1,271)	(27,702)
Total other income (expense)	(1,271)	(27,702)
Net income (loss) before taxes	$91,345	$(388,540)
Income tax expense (benefit)	—	—
Net income (loss)	$91,345	$(388,540)
Income (loss) per share – basic	$0.01	$(0.02)
Income (loss) per share - diluted	$0.01	$(0.02)
Weighted average number of common shares outstanding - basic	17,631,384	16,887,877
Weighted average number of common shares outstanding - diluted	17,635,276	16,887,884

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,

	2009	2008
Cash flows from operating activities:
Net income (loss)	$91,345	$(388,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,331	4,843
Bad debt	10,344	––
Stock-based expenses	––	374,399
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	27,362	(73,458)
Decrease (increase) in deposits and prepaids	(3,878)	1,375
Increase (decrease in accounts payable	(11,586)	28,570
Increase (decrease) in accrued expenses	(18,261)	1,096

Net cash provided by (used in) operating activities	104,659	(51,715)

Investing activities
Purchase of property and equipment	(1,974)	––
Net cash used by investing activities	(1,974)	––

Financing activities
Repurchase of common stock	(6,750)	––
Proceeds from sale of common stock	––	25,000
Repayments of notes payable	(37,430)	(1,481)
Net cash provided by (used in) financing activities	(44,180)	23,519

Net change in cash	58,503	(28,196)
Cash - beginning	50,367	39,318
Cash - ending	$108,870	$11,122

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$579	$1,387
Cash paid for income taxes	$––	$––
Non-cash activities:
Accrued expenses settled by issuance of common shares	$25,000	$71,000

.

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.

Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of March 31, 2009 and statement of operations and cash flows for the three month periods ended March 31, 2009 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the Company’s)  2008 audited financial statements filed on Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All reclassifications have been applied consistently for the periods presented.

Going Concern

We have incurred losses since inception and have a working capital deficit of $68,871 and an accumulated deficit of $1,362,405 at March 31, 2009, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations and marketing efforts since inception through the issuance of debt and equity securities. Should we require additional funds and if we are unable to acquire such funds, our ability to continue as a going concern will be severely impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Summary of Significant Accounting Policies

Earnings per Share

We comply with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per share for the quarter ending March 31, 2009, gives effect to the 3,892 shares issuable upon conversion of the shares of preferred stock (556 common shares for each of 7 preferred shares) that were outstanding during the period. As the fully diluted loss per share for the comparable 2008 period was anti-dilutive, no effect was given to the preferred shares for the 2008 period.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. During the quarter ending March 31, 2009, we recorded bad debt expense totaling $10,803, and permanently wrote off $11,947 of amounts previously written off, net of recoveries. Accordingly, our allowance for doubtful accounts decreased slightly from $43,764 at December 31, 2008 to $42,620 at March 31, 2009. There was no change in our allowance for doubtful accounts from December 31, 2007 to March 31, 2008.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the valuation of goodwill and intangible assets.  Actual results could differ from those estimates.

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

At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year to date period.  Based upon our evaluation of possible future events and transactions, expected changes to our valuation allowance and utilization of our net operating loss carryforwards, we currently estimate our effective rate for the 2009 fiscal year will be 0%.

Our policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements, if applicable.

Fair Value Measurements

On January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under an existing accounting pronouncement.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy.  The fair value hierarchy consists of three levels of inputs that may be used to measure fair value:

As of March 31, 2009 and December 31, 2008, we do not have any accounts that are required to be or that we elected to measure at fair value.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under FSP FAS 157-2, we adopted the fair value provisions in this first quarter of 2009.  Our assets and liabilities that will be subject to FAS 157 during 2009 include our intangible assets, consisting of goodwill, domain names and software, and our long-lived assets.  Based on our evaluation of this statement, the adoption of FSP 157-2, did not have a significant impact on the determination or reporting of our financial results.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts  payable, and unsecured notes payable approximate their carrying amounts.  The interest rates payable on our notes approximate market rates on similar borrowings at March 31, 2009.

Recent Accounting Pronouncements

The adoption of recently issued accounting pronouncements did not have a material effect on our financial position or results from operations.  We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3:

Notes payable - other

As of March 31, 2009 and December 31, 2008, we had unsecured notes payable outstanding totaling $27,398 and $64,828, respectively, as follows:

	March 31, 2009	December 31, 2008
Unsecured Note Payable in connection with the asset purchase agreement in March 2007, with interest of 8%, which was fully paid on January 28, 2009.	$––	$35,000
Unsecured Note Payable in connection with the July 2, 2007 acquisition of Bassett Press, with interest of 8%, due and payable monthly, due on July 17, 2009.	27,398	29,828
	27,398	64,828
Less current portion	27,398	64,828
Total long-term notes payable- other	$—	$—

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

Note 4:

Notes payable – related party

As of March 31, 2009 and December 31, 2008, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	March 31, 2009	December 31, 2008
Note Payable to our Chief Executive Officer in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and was due on December 31, 2008 or upon completion of a financing agreement totaling $250,000. The note is in default at March 31, 2009, and the holder has the right to demand payment at any time. There are no penalties associated with the default.	$23,525	$23,525

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000
Total notes payable- related party	$73,525	$73,525

Note 5:

Preferred stock and common stock

During the three months ended March 31, 2009, we issued 150,000 shares of our common stock to an employee under the terms of an employment agreement and paid $6,750 to repurchase 2,250,000 shares from our former President shortly after his resignation, as follows:

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended March 31, 2009
Outstanding at January 1, 2009	18,834,717
Shares issued in settlement of obligation for services rendered in fiscal 2008	150,000
Repurchase of shares, subsequently retired	(2,250,000)
Outstanding at March 31, 2009	16,734,717

In February 2009, we issued 150,000 shares of our common stock in connection with an employment agreement with a former officer of Bassett Press. The fair market value of the shares totaled $25,000, or $0.17 per share, which represents the closing price on the date of the agreement. These shares were issued pursuant to the employment agreement.

In February, 2009, our former President, who remains on our Board of Directors, sold 2,250,000 shares from his beneficial holdings in a private transaction for $6,750 to the Company.  The shares were retired, and we reduced paid in capital by $4,500.

At March 31, 2009, we had seven outstanding shares of Series A Preferred Stock.  Although the Certificate of Designation of the rights, preferences and limitations of the Preferred Stock provides for dividends equal to eleven percent (11.0%) per year on the liquidation preference of $25,000 per share, we have not declared or accrued such dividends.  These shares were issued by our predecessor company and the original documentation which would validate claims thereto is not available, and we are taking steps to retire the series.  In April 2009, we issued 20,000 common shares to the holder of two preferred shares, for a value of $100 each, in settlement of the stated value and any potential claims to accumulated dividends thereon.  Additionally, under Delaware law dividends are an obligation only when declared, and the Board has not declared any dividends payable on the Series A Preferred Stock.

Note 6:

Intangible Assets

Included in intangible assets is $50,000 of proprietary software of intellectual property acquired in July 2007, as part of the Basset Press acquisition,  At the date of the acquisition and through the year ended December 31, 2008, we assigned an indefinite life to the proprietary software and included such software in our annual evaluation of impairment.  During the first quarter of 2009, we reevaluated the useful life of the propriety software and have assigned a remaining estimated useful life of 6 years to such asset.

Note 7:

Concentrations

For the three-month periods ended March 31, 2009 and 2008, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended
	March 31,
	2009	2008
Revenue Streams
Compliance and reporting services	41.5%	61.9%
Printing and financial communication	22.2%	23.8%
Fulfillment and distribution	29.6%	11.7%
Software licensing	3.7%	2.6%
Transfer agent services	3.0%	––
Total	100.0%	100.0%

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

One customer accounted for 41.8% of the operating revenues during the three month period ended March 31, 2009. Two customers accounted for 37.9% (19.6% and 18.3%) of our operating revenues during the three-month period ended March 31, 2008. At March 31, 2009, three customers accounted for 40.8% (17.4%, 13.0%, and 10.4%) of our total accounts receivable. As of December 31, 2008, two customers comprised 55.3% (41.0% and 14.3%) of our total accounts receivable.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 8:

Subsequent Events

On April 1, we entered into an agreement with the holder of two shares of our Series A Preferred Stock to issue 20,000 shares of our common stock as a redemption fee in exchange for the two preferred shares and any interest or dividends accrued thereon.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

We continue to focus on both the organic growth of our business segments as well as evaluating potential acquisitions that would complement our operations and accelerate our overall goals of market share and profitability.

Revenue Segments

The Company’s core businesses operates within the financial compliance sector, including but not limited to financial reporting, print and production, proxy tabulation and solicitation as well as transfer agent functions. This set of services is designed to offer issuers a comprehensive set of solutions for communicating their messages to their audiences.  Our product and service offerings are summarized below:

Compliance and Reporting Services- primarily consists of financial reports and other documents submitted to the Securities and Exchange through the EDGAR/IDEA system, and document typesetting, design – layout and full production pre-press services for corporate issuers, law firms, funds and transfer agents. Our services extend beyond traditional Edgarization and into the next generation of dynamic reporting and xBRL conversion.

Printing and Financial Communications – continues to gain significant growth quarter over quarter. With the expansion of our digital print management system, we added print-on-demand services to our traditional web press print production . We have established a competitive advantage in the market by bundling our short run service offering to issuers desiring to print what we refer to as ‘one too many’ of any corporate documents or compliance filing.

Direct Transfer – is our newest offering. As a corporate registrar and trust for issuers, we assist public companies with shareholder management, certificate issuance in both electronic form or through our secure digital system. We do not store certificates in paper form; we print all certificates in an on demand process, utilizing our secure customer watermarked paper. Additionally, corporate issuers can generate certificate requests via our online interface, or choose to use other options and combine our iProxy Direct technology into traditional transfer agent functions. Corporate issuers can then communicate with shareholders in real time by utilizing our back office technologies and services.

Fulfillment and Distribution – is driven principally by the demand for materials for proxy statements (annual and special meetings), shareholder requests, and fluctuations caused by notice and access.  The demand for fulfillment and distributions is seasonal and increases significantly immediately following a period of annual report filings and related disclosures.  The season typically begins late in the first quarter and ends in the second quarter of the calendar year.

Software Licensing – is a vital offering that overlays our entire business. We are able to efficiently manage our issuers’ data, shareholders, communications and compliance requirements from one portal. As our systems continue to evolve to meet the growing needs of compliance and regulatory requirements, we are facilitating access to such management by our issuers by providing licenses to our platform. The majority of our software licensing revenue comes from our proxy technology that includes a voting platform via web, phone, fax and mail; coupled with real-time reporting and e-delivery options.

Results of Operations

Management evaluates results by analyzing changes in revenue streams; however, gross margin (revenue less cost of revenue) is not measurable by revenue stream, therefore, we do not evaluate our business by segments.

Revenues

Total revenue increased $178,989, or 61%, during the three months ended March 31, 2009 as compared to the same period in fiscal 2008. Overall gross margin remained increased slightly to 55% in the fiscal 2009 quarter as compared to 53% in the fiscal 2008 quarter. The following tables display the change in revenue streams during the comparative quarters.

Comparison of results of operations for the three months ended March 31, 2009 and 2008

	Three months ended
	March 31
	2009	2008	% change
Revenue Streams
Compliance and reporting services	$195,859	$181,463	7.9%
Printing and financial communication	105,087	69,763	50.6%
Fulfillment and distribution	140,104	34,224	309.4%
Software licensing	17,432	7,900	120.7%
Transfer agent services	14,050	––	––
Total	$472,532	$293,350	61.1%

Revenue earned from each of our revenue streams increased in the quarter ending March 31, 2009, as compared to the comparable 2008 period. Revenues increased substantially in two of our revenue streams (printing and financial communication and fulfillment and distribution) during the fiscal 2009 period as a result of adding larger corporate issuers and mutual funds to our client base. Overall, the number of filers has decreased for the period ended March 31, 2009, but the volume of services required by each issuer was greater during the 2009 fiscal period compared to the period ended March 31, 2008.  We believe this trend is a result of the challenges faced by very small issuers who are undercapitalized and unable to sustain operations.  We also expect these competitive pricing pressures to continue through the year; however, we do not expect it to adversely affect our overall revenues.

Compliance and reporting service revenue increased 7.9% in the comparative quarters, reflective of an increase in the volume of services (pages converted, etc) processed for our issuers, but offset by lower unit prices for the same conversion services.  The lower prices are a result of competitive price pressure in the market on these services.

Printing and financial communication revenue increased as a result of adding larger corporate issuers and mutual funds with significant communication requirements to their client base, as well as an increase in mergers and transactions that require shareholder communications (disclosure and voting),  We believe that the financial services sector will continue to react to changing economic conditions and expect that transaction type work will continue to result in a large amounts of materials processed, fulfilled and mailed.

The largest revenue increase was in fulfillment and distribution revenue, which was principally a result of adding new customers as well as our adoption of the common industry practice of charging a processing fee for every shareholder record in a fulfillment project.  We verify, and correct to the extent possible, shareholder information to the U.S. postal system records, and as a result, the number of mailed pieces for a single issuer’s communication has increased, and at times, the increase has been fairly significant.   Additionally, postal rates increased uring fiscal 2009, and we increased our prices accordingly. These factors, combined with the addition of larger corporate issuers to our client base and transactional work, as discussed in the preceding paragraph, resulted in the 309.4 % increase in the fiscal 2009 quarter as compared to the fiscal 2008 quarter.

Fluctuations in market conditions typically cause communications to shareholders to rise, both in print or e-delivery.  We have experienced equal increases in demand for our core services when market conditions worsen or improve. Significant downward market changes cause further disclosures and communications, increasing the demand for many of our core services such as shareholder mailings and  press releases. Significant upward market changes result in a greater number of registration statements, prospectuses and communication, including news wire services.

Our transfer agent services did not have any revenue for the three months ended March 31, 2008. For the same period ended 2009, our transfer agent services generated 3% of our operating revenues, where as we expect to see a significant increase for the remaining fiscal 2009 year, primarily due to the ramp up time and infrastructure requirements necessary to support this service offering.

Software licensing revenues increased by 120% in the comparative quarters, as a result of our e-proxy technology and notice and access delivery platform being made available on a limited basis. We expect to spend a considerable amount of time in fiscal 2009 commercializing our software technologies into all of our revenue streams including financial reporting, and print and communication.

During the three months ended March 31, 2009, one customer accounted for 41.8% of our operating revenues.  During the three months ended March 31, 2008, two customers accounted for 37.9% (19.6% and 18.3%) of our operating revenues.

Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors”  which can be found in our most recent Annual Report on Form 10-K.

Cost of Revenues and Gross Margin

Cost of services consists of direct labor, third party software licensing, print production materials, postage and delivery, and outside services directly related to the delivery of services. Cost of services increased 55.4%, but less than the 61.1% increase in revenue during the quarter ending March 31, 2009 as compared to the quarter ending March 31, 2008. Our gross margin increased $102,904, or 66.1%, and increased slightly as a percentage of total sales as we held our costs in proportion to our revenue growth.

Costs related to compliance and reporting service are related principally to direct labor costs and third party vendor costs, which we utilize to manage peak demand periods.  We reduced our headcount devoted to these services by three persons in fiscal 2009 quarter as compared to the 2008 quarter and  realized cost efficiencies as we utilized third party services only as needed.

Costs related to printing and financial communications fluctuate periodically, and we strive to maintain reasonable margins on for these services. Our costs for fulfillment and distribution increased during fiscal 2009 in accordance with rising postal rates as compared to fiscal 2008, and we pass these increases through to our customers as postal and mail fees for each proxy or mailed item. We expect this trend to continue as postal rates are set for increased during the second quarter of this fiscal year, and that both processing and mail fulfillment charges will rise accordingly.  Direct labor costs fluctuate with demand for fulfillment services, as we redeploy fulfillment labor to other areas during periods of weak demand.

We incur direct labor costs for software licensing as all development is performed in-house.  To date, costs have not been significant, nor do we expect a significant increase in future periods.

To date, costs for transfer agent services have also been minimal, in proportion to this growing revenue stream.  We will devote additional resources to this service offering as we expand these services in future periods.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses for the three-month period ended March 31, 2009 decreased $359,247 to $101,600 from $460,847 for the comparable period in fiscal 2008. The higher costs in the 2008 period were principally a result of $350,000 in stock-based compensation expense, We did not issue stock-based compensation awards in the 2009 period.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the three-month period ended March 31, 2009 increased slightly by $4,215, or 8.3% as compared to the same period in fiscal 2008.

Depreciation and Amortization

Depreciation and amortization increased 92.7%, or $4,488 during the three-month period ended March 31, 2009, from $4,843 to $9,331, due to a higher level of amortization of intangible assets in the 2009 period.

Interest Expense

Interest expense decreased by approximately $26,000 as we had lower level of debt in the fiscal 2009 quarter as compared to the fiscal 2008 quarter.  Additionally, the fiscal 2008 quarter included a one-time financing fee  that was refunded in the second quarter of 2008 .

Net Income (Loss)

Net income for the quarter ending March 31, 2009 totaled approximately $91,000, as compared to a net loss of approximately $389,000 in the same period in 2008. The favorable results were principally a result of the higher level of revenue and gross margin and limits put on stock compensation and other expenses in fiscal 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $109,000 in cash and cash equivalents and $128,000 net accounts receivable. Current liabilities at March 31, 2009, totaled $317,000, including accrued payroll liabilities, accounts and notes payable, and accrued expenses. At March 31, 2009, our total assets exceeded our total liabilities by $90,000. In January 2009, we paid fully repaid one note payable in the amount of $35,000. In July 2009, another note payable matures and requires a final payment of $25,000. As of March 31, 2009 we are in default on a $23,525 note payable. Finally, two notes payable totaling $50,000 to related parties will mature upon the completion of equity funding in excess of $1,000,000.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, it is possible that we will have to raise additional funds through the issuance of equity in order to meet our debt obligations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

2009 Outlook

The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including, without limitation, demand for and acceptance of the Company’s services, new developments, competition and general economic or market conditions, particularly in the domestic and international capital markets. Our 2009 Outlook does not reflect any additional acquisitions we may complete during the period. Refer also to the Cautionary Statement Concerning Forward Looking Statements included in this report.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

Not applicable

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2009, we issued 150,000 shares of our common stock in connection with an employment agreement with a former officer of Bassett Press. The fair market value of the shares totaled $25,000, or $0.17 per share, which represents the closing price on the date of the agreement. These shares were issued pursuant to the employment agreement as restricted securities as defined under rule 144.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

We are in default of the terms of our note payable in the amount of $23,525 to our Chief Executive Officer.

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

Date: May 11, 2009

ISSUER DIRECT CORPORATION

By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie
Chief Executive Officer

15