Form 10-Q
period 2009-06-30
ISSUER DIRECT CORP
filed 2009-08-10
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,854,717 shares of common stock were issued and outstanding as of July 31, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

Item 1.          Financial Statements

1

Unaudited Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008

1

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2009 and 2008

2

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2009 and 2008

3

Notes to Unaudited Consolidated Financial Statements

4

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

14

Item 4T.        Controls And Procedures.

14

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings.

15

Item 1A.        Risk Factors.

15

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.           Defaults Upon Senior Securities

15

Item 4.           Submission of Matters to a Vote of Security Holders

15

Item 5.           Other Information

15

Item 6.           Exhibits

15

Signatures

16

i

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$185,380	$50,367
Accounts receivable, (net of allowance for doubtful accounts of $45,586 and $43,764, respectively)	261,281	165,681
Security deposits	6,242	6,242
Other current assets	26,766	2,855
Total current assets	479,669	225,145

Furniture, equipment and improvements (net of accumulated depreciation of $12,699 and $43,201, respectively)	22,051	15,987
Other long-term assets	—	2,000
Intangible assets (net of accumulated amortization and impairment of $184,167 and $170,500, respectively)	134,029	147,695
Total assets	$635,749	$390,827

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$80,255	$143,560
Accrued expenses	97,663	128,050
Notes payable – related party	73,525	73,525
Notes payable – other	25,000	64,828
Total liabilities	276,443	409,963

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized Series A, 60 shares designated, 5 and 7 shares issued and outstanding as of June 30, 2009 and December 31, 2008	5	7
Series B, 476,200 shares designated; no shares issued and outstanding	—	—
Common stock $.001 par value, 100,000,000 shares authorized, 16,754,717 and 18,834,717 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	16,754	18,834
Additional paid-in capital	1,461,338	1,441,006
Treasury stock, at cost, 4,495 shares	(4,236)	(4,236)
Accumulated deficit	(1,114,555)	(1,474,747)
Total stockholders' equity (deficit)	359,306	(19,136)
Total liabilities and stockholders’ equity (deficit)	$635,749	$390,827

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30 2009	June 30 2008	June 30 2009	June 30 2008
Revenues
Compliance and reporting services	$198,160	$185,610	$394,020	$367,074
Printing and financial communication	189,520	169,898	294,607	239,661
Fulfillment and distribution	144,935	80,391	285,039	114,614
Software licensing	63,487	14,900	80,919	22,800
Transfer agent services	169,706	—	183,756	—
Total	765,808	450,799	1,238,341	744,149

Cost of services	271,041	284,195	485,041	421,917
Gross profit	494,767	166,604	753,300	322,232

Operating costs and expenses
General and administrative	138,527	403,881	240,125	864,756
Sales and marketing expenses	77,391	112,768	132,381	163,543
Depreciation and amortization	9,932	4,831	19,264	9,674
Total operating costs and expenses	225,850	521,480	391,770	1,037,973
Net operating income (loss)	268,917	(354,876)	361,530	(715,741)

Other income (expense):
Interest income (expense), net	(65)	22,051	(1,336)	(5,624)
Total other income (expense)	(65)	22,051	(1,336)	(5,624)

Net income (loss)	$268,852	$(332,826)	$360,194	$(721,365)

Income (loss) per share - basic	$0.02	$(0.02)	$0.02	$(0.04)

Income (loss) per share - fully diluted	$0.02	$(0.02)	$0.02	$(0.04)

Weighted average number of common shares outstanding - basic	16,748,783	17,243,658	16,187,857	17,028,250

Weighted average number of common shares outstanding - fully diluted	16,751,905	17,243,658	16,191,362	17,028,250

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$360,194	$(721,365)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,264	9,674
Bad debt expense	26,963	—
Stock-based expenses	—	630,899
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(122,564)	(98,424)
Decrease (increase) in deposits and prepaids	(21,911)	(1,076)
Increase (decrease) in accounts payable	(63,305)	120,626
Increase (decrease) in accrued expenses	(5,389)	18,045

Net cash provided by (used in) operating activities	193,252	(41,621)

Cash flows from investing activities:
Purchase of property and equipment	(11,661)	—
Net cash used in investing activities	(11,661)	—

Cash flows from financing activities:
Repurchase of common stock	(6,750)	—
Proceeds from sale of common stock	—	50,000
Repayments of notes payable	(39,828)	(10,355)
Net cash provided by (used in) financing activities	(46,578)	39,645

Net change in cash	135,013	(1,976)
Cash – beginning	50,367	39,318
Cash – ending	$185,380	$37,342

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$1,192	$1,515
Cash paid for income taxes	$—	$—

Non-cash activities:
Accrued expenses settled by issuance of shares	$25,000	$71,000
Common shares issued for preferred shares	$2	$—

.

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.

Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of June 30, 2009 and statement of operations and cash flows for the periods ended June 30, 2009 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the Company’s) 2008 audited financial statements filed on Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. All reclassifications have been applied consistently for the periods presented.

Going Concern

Since inception and through December 31, 2008, we have incurred losses and at June 30, 2009, we have an accumulated deficit of $1,114,555, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations and marketing efforts since inception through the issuance of debt and equity securities. Should we require additional funds and if we are unable to acquire such funds, our ability to continue as a going concern will be severely impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Summary of Significant Accounting Policies

Earnings per Share

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per share for the quarter and six months ending June 30, 2009, gives effect to the weighted average of 3,122 and 3,505, respectively, shares issuable upon conversion of the Company’s shares of preferred stock (556 common shares for each of the preferred shares that were outstanding during the periods). As the fully diluted loss per share for the comparable 2008 periods was anti-dilutive, no effect was given to the preferred shares for the 2008 periods.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. During the three months and six months ended June 30, 2009, we recorded bad debt expense totaling $16,158 and $26,963, and permanently wrote off $25,141 of amounts previously reserved, net of recoveries. Accordingly, our allowance for doubtful accounts increased slightly from $43,764 at December 31, 2008 to $45,586 at June 30, 2009. There was no change in our allowance for doubtful accounts from December 31, 2007 to June 30, 2008.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 2.

Summary of Significant Accounting Policies (continued)

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

Income Taxes

We follow an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

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

Our policy regarding the classification of interest and penalties is to classify them as income tax expense in the Company’s financial statements, if applicable.

Fair Value Measurements

On January 1, 2008 we adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under an existing accounting pronouncement. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value:

As of June 30, 2009 and December 31, 2008, we do not have any accounts that are required to be or that we elected to measure at fair value.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157. FSP FAS 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under FSP FAS 157-2, we adopted the fair value provisions in this first quarter of 2009. Our assets and liabilities that will be subject to FAS 157 during 2009 include our intangible assets, consisting of goodwill, domain names and software, and our long-lived assets. Based on our evaluation of this statement, the adoption of FSP 157-2 did not have a significant impact on the determination or reporting of our financial results.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, and unsecured notes payable approximate their carrying amounts. The interest rates payable on our notes approximate market rates on similar borrowings at June 30, 2009.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 2.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a Replacement of FASB Statement No. 162, (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company does not believe the adoption of SFAS 168 will have a material impact on its results of operations or financial position.

The adoption of other recently issued accounting pronouncements did not have a material effect on our financial position or results from operations. We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

Note 3:

Notes payable - other

As of June 30, 2009 and December 31, 2008, we had unsecured notes payable outstanding totaling $25,000 and $64,828, respectively, as follows:

	June 30, 2009	December 31, 2008
Unsecured Note Payable in connection with the asset purchase agreement in March 2007, with interest of 8%, which was fully paid on January 28, 2009.	$––	$35,000
Unsecured Note Payable in connection with the July 2, 2007 acquisition of Bassett Press, with interest of 8%, due and payable monthly, due on July 17, 2009 and which was fully repaid in August 2009.	25,000	29,828
	25,000	64,828
Less current portion	25,000	64,828
Total long-term notes payable- other	$—	$—

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

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 4:

Notes payable – related party

As of June 30, 2009 and December 31, 2008, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	June 30, 2009	December 31, 2008
Note Payable to our Chief Executive Officer in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and was due on December 31, 2008 or upon completion of a financing agreement totaling $250,000. The note is in default at June 30, 2009, and the holder has the right to demand payment at any time. There are no penalties associated with the default.	$23,525	$23,525

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000
Total notes payable - related party	$73,525	$73,525

Note 5:

Preferred stock and common stock

During the six months ended June 30, 2009, we issued 150,000 shares of our common stock to an employee under the terms of an employment agreement, paid $6,750 to repurchase 2,250,000 shares from our former President shortly after his resignation, and issued 20,000 shares of common stock to redeem all obligations pursuant to two shares of preferred stock, as follows:

Six Months Ended June 30, 2009
Outstanding at January 1, 2009	18,834,717
Shares issued in settlement of obligation for services rendered in fiscal 2008	150,000
Repurchase of shares, subsequently retired	(2,250,000)
Shares issued to redeem preferred stock	20,000

Outstanding at June 30, 2009	16,754,717

In February 2009, we issued 150,000 shares of our common stock in connection with an employment agreement with a former officer of Bassett Press. The fair market value of the shares totaled $25,000, or $0.17 per share, which represents the closing price on the date of the agreement. These shares were issued pursuant to the employment agreement.

In February, 2009, our former President, who remains on our Board of Directors, sold 2,250,000 shares from his beneficial holdings in a private transaction for $6,750 to the Company. The shares were retired, and we reduced paid-in capital by $4,500.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5:

Preferred stock and common stock (continued)

At June 30, 2009, we had five outstanding shares of Series A Preferred Stock. Although the Certificate of Designation of the rights, preferences and limitations of the Preferred Stock provides for dividends equal to eleven percent (11.0%) per year on the liquidation preference of $25,000 per share, we have not declared or accrued such dividends. These shares were issued by our predecessor company and the original documentation which would validate claims thereto is not available, and we are taking steps to retire the series. In April 2009, we issued 20,000 common shares to the holder of two preferred shares, for a value of $100 each, in settlement of the stated value and any potential claims to accumulated dividends thereon. Additionally, under Delaware law, dividends are an obligation only when declared, and the Board has not declared any dividends payable on the Series A Preferred Stock.

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

Note 7:

Concentrations

For the three- and six-month periods ended June 30, 2009 and 2008, we earned revenues (as a percentage of total revenues) in the following categories:

	Three Months Ended June 30		Six Months Ended June 30
Revenue Streams	2009	2008	2009	2008
Compliance and reporting services	25.9%	41.2%	31.8%	49.3%
Printing and financial communication	24.7%	37.7%	23.8%	32.2%
Fulfillment and distribution	18.9%	17.8%	23.0%	15.4%
Software licensing	8.3%	3.3%	6.6%	3.1%
Transfer agent services	22.2%	—	14.8%	—
Total	100.0%	100.0%	100.0%	100.0%

One customer accounted for 43.1% of our operating revenues during the three- month period ended June 30, 2009. The same customer accounted for 42.5% of the operating revenues during the six-month period ended June 30, 2009.

One customer accounted for 11.6% of our operating revenues during the three-month period ended June 30, 2008. A different customer accounted for 9.9 % of our operating revenues during the six-month period ended June 30, 2008.

At June 30, 2009, three customers accounted for 44.9% (19.3%, 14.9%, and 10.7%) of our total accounts receivable. As of December 31, 2008, two customers comprised 55.3% (41.0% and 14.3%) of our total accounts receivable.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 8:

Subsequent Events

We issued 100,000 shares of our common stock in July 2009 to a consultant in exchange for certain consulting services, with an estimated fair market value of $10,000, which is equal to the closing price of our common stock on the date of the issuance.

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

Overview

Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct,” the “Company,” “We” or “Our” unless otherwise noted), was formed in February 2006 as My Edgar Inc; a full-service provider of financial print and related compliance communications both online and in print. We acquired Edgarization, LLC and Basset Press in March and July 2007, respectively. In December 2007, we became publicly traded through a reverse merger transaction with Docucon Incorporated, a Delaware company. In December 2007, we changed our name to Issuer Direct Corporation.

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

We continue to focus on both the organic growth of our revenue streams as well as evaluating potential acquisitions that would complement our core business operations and accelerate our overall mission of providing a complete solution for all corporate issuers.

Revenue Streams

The Company’s core businesses operates within the financial compliance sector, including but not limited to financial reporting, print and production, proxy tabulation and solicitation as well as transfer agent functions. These services are designed to offer issuers a comprehensive set of solutions for communicating their messages to their audiences. Our product and service offerings are summarized below:

Compliance and Reporting Services- primarily consists of financial reports and other documents submitted to the Securities and Exchange through the EDGAR/IDEA system, and document typesetting, design – layout and full production pre-press services for corporate issuers, law firms, funds and resellers. Our services extend beyond traditional Edgarization and into the next generation of dynamic reporting and xBRL conversion.

Printing and Financial Communications – continues to gain significant growth quarter over quarter. With the expansion of our digital print management system at the beginning of this fiscal year, we added print-on-demand services to our traditional web press print production capability. We have established a competitive advantage in the market by bundling our short run service offering to issuers who prefer to print what we refer to as ‘one-to-many’ of any corporate documents or compliance filing.

Direct Transfer –As a corporate registrar and trust for issuers, we assist corporate issuers with shareholder management, issuance of shares in both electronic form and through our secure digital system. We provide a certificate-less on demand process, utilizing our secure custom paper. Additionally, corporate issuers can generate certificate requests via our online interface, or choose to use other options and combine our iProxy Direct technology into traditional transfer agent functions. Corporate issuers can then communicate with shareholders in real time by utilizing our back office technologies and services.

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

Software Licensing – is a vital offering that overlays our entire business. We are able to efficiently manage our corporate issuers’ data, shareholders, communications and compliance requirements from one portal. As our systems continue to evolve to meet the growing needs of compliance and regulatory requirements, we are facilitating access to such management by our issuers by providing licenses to our platform. The majority of our software licensing revenue comes from our proxy technology that includes a voting platform via web, phone, fax and mail; coupled with real-time reporting and e-delivery options.

Results of Operations

Management evaluates results by analyzing changes in revenue streams; however, gross margin (revenue less cost of revenue) is not measurable by revenue stream, therefore, we do not evaluate our business by segments.

Revenues

Total revenue increased $315,000 and $494,000, or 69.9% and 66.4%, respectively, during the three and six months ended June 30, 2009 as compared to the same periods in fiscal 2008. Overall gross margin increased to 64.7% and 60.9% in the fiscal 2009 periods as compared to 37.0% and 43.3%, respectively, in the fiscal 2008 quarters. The favorable increase in gross margin is principally a result of the addition of higher margin transfer agent and consultative services to our service offerings. The following tables display the change in revenue streams during the comparative quarters.

Comparison of results of operations for the three and six months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Streams	2009	2008	2009	2008
Compliance and reporting services	$198,160	$185,610	$394,020	$367,074
Printing and financial communication	189,520	169,898	294,607	239,661
Fulfillment and distribution	144,935	80,391	285,039	114,614
Software licensing	63,487	14,900	80,919	22,800
Transfer agent services	169,706	—	183,756	—
Total	$765,808	$450,799	$1,238,341	$744,149

Revenue earned from each of our revenue streams increased in the quarter and six months ending June 30, 2009, as compared to the comparable 2008 periods. Revenues increased substantially in three of our revenue streams (fulfillment and distribution, software licensing, and transfer agent services) during the fiscal 2009 period as a result of adding larger corporate issuers and mutual funds to our client base. Overall, the number of filers has decreased for the periods ended June 30, 2009, but the volume of services required by each issuer was greater during the 2009 fiscal periods compared to the periods ended June 30, 2008. We believe this trend is a result of the challenges faced by very small issuers who are undercapitalized and unable to sustain operations. We also anticipate that market prices for traditional Edgarization services will continue to decline, eroding market share for smaller financial printers that only offer single sourced solutions. We do not believe this trend will affect our future overall revenue volume.

Compliance and reporting service revenue increased 6.8% and 7.3% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in fiscal 2008. The increase is reflective of an increase in the volume of services (pages converted, etc) processed for our issuers, but is offset by lower unit prices for the same conversion services. The lower prices are a result of competitive price pressure in the market on these services.

Printing and financial communication revenue increased 11.5% and 22.9% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in fiscal 2008. The increase is a result of adding larger corporate issuers and mutual funds with significant communication requirements to their client base, as well as an increase in mergers and transactions that require shareholder communications (disclosure and voting). We believe that the financial services sector will continue to react to changing economic conditions, and we expect that transaction type work will continue to result in large amounts of materials processed, fulfilled and mailed.

Fulfillment and distribution revenue increased 80.3% and 148.7% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in fiscal 2008. The increase was principally a result of adding new customers as well as our adoption of the common industry practice of charging a processing fee for every shareholder record in a fulfillment project. We verify, and correct to the extent possible, shareholder information to the U.S. postal system records, and as a result, the number of mailed pieces for a single issuer’s communication has increased, and at times, the increase has been fairly significant.  Additionally, postal rates increased during fiscal 2009, and we increased our prices accordingly. These factors, combined with the addition of larger corporate issuers to our client base and transactional work, as discussed in the preceding paragraph, resulted in the increase in the fiscal 2009 periods as compared to the fiscal 2008 periods.

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

Software licensing revenues increased by 326.1% and 254.9% in the in the three and six months ended June 30, 2009, respectively, as compared to the same periods in fiscal 2008. The increase is a result of our e-proxy technology and notice and access delivery platform. In order to sustain this level of growth, we plan to continue to commercialize our software technologies into all of our revenue streams, including financial reporting, and print and communication in the remaining half of fiscal 2009.

Revenue generated from transfer agent services totaled $169,706 and $183,756, or 22.2% and 24.0% in the three-and six-month periods ended June 30, 2009. This revenue was generated principally from relatively few single engagements such as solicitation and shareholder voting campaigns. Although we anticipate that revenues generated from transfer agent services will continue to grow during fiscal 2009, services such as solicitation are cyclical and heavily tied to the proxy season that is traditionally in the first half of a fiscal year. As transfer agent services carry higher margins than our other service offerings, we will continue to devote significant efforts to promote these services to our customer base.

During the three and six months ended June 30, 2009, one customer accounted for 43.1% and 42.5% of our operating revenues, respectively. One customer accounted for 11.6% of our operating revenues during the three-month period ended June 30, 2008. A different customer accounted for 9.9 % of our operating revenues during the six-month period ended June 30, 2008.

Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” which can be found in our most recent Annual Report on Form 10-K.

Cost of Revenues and Gross Margin

Cost of services consists of direct labor, third party software licensing, print production materials, postage and delivery, and outside services directly related to the delivery of services. Cost of services decreased slightly in the three months ended June 30, 2009, as compared to the same period in fiscal 2008. The decrease was a result of our efforts to control costs and bring efficiencies to our operations, which included reductions in headcount. Additionally, we purchased equipment in fiscal 2009 that has enabled us to reduce the cost of certain printing, production, and fulfillment services. Cost of services increased 15% in the six months ended June 30, 2009, as compared to the same period in fiscal 2008; however, these costs were less than the 66.4% increase in revenue in the comparable periods. Overall, we have successfully reduced our cost of services, but the rate of such reduction will vary from period to period in accordance with periodic variances in the mix of our revenue streams. Our gross margin for the three and six months ended June 30, 2009 increased approximately $328,163 and $431,067, or 197.0% and 133.8%, versus the same periods for 2008.

Costs related to compliance and reporting service are related principally to direct labor costs and third party vendor costs, which we utilize to manage peak demand periods. We reduced our headcount devoted to these services in fiscal 2009 periods as compared to the 2008 periods, and we realized additional cost efficiencies as we utilized third party services only as needed.

Costs related to printing and financial communications fluctuate periodically, and we strive to maintain reasonable margins on for these services. Our costs for fulfillment and distribution increased during fiscal 2009 in accordance with rising postal rates as compared to fiscal 2008, and we pass these increases through to our customers as postal and mail fees for each proxy or mailed item. We expect this trend to continue as postal rates increased during the second quarter of this fiscal year, and that both processing and mail fulfillment charges will rise accordingly. Direct labor costs fluctuate with demand for fulfillment services, as we redeploy fulfillment labor to other areas during periods of weak demand.

We incur direct labor costs for software licensing as all development is performed in-house. To date, costs have not been significant, nor do we expect a significant increase in future periods. Costs related to our transfer agent services have been minimal and are generally limited to direct labor and supplies.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses for the three-month period ended June 30, 2009 decreased approximately $265,000 to $139,000 from $404,000, as compared to the same period in fiscal 2008. The higher costs in the 2008 period were principally a result of $250,000 in stock-based compensation expense. General and administrative expenses for the six-month period ended June 30, 2009 decreased approximately $625,000 to $240,000 from $865,000, as compared to the same period in fiscal 2008. The higher costs in the 2008 period were principally a result of $600,000 in stock-based compensation expense in the six-month period. We did not issue stock-based compensation awards in the 2009 periods. Exclusive of stock-based compensation expenses, we have reduced our general and administrative expenses in spite of the growth in operational results that is supported by our general and administrative functions.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the three- and six-month periods ended June 30, 2009 decreased by approximately $35,000 and $31,000, or 31.4% and 19.1%, respectively, as compared to the same periods in fiscal 2008. The higher level of expenses in fiscal 2008 was a result of a stock-based compensation award; we did not issue comparable awards in fiscal 2009. The absence of expense related to stock-based compensation was offset slightly by changes in our incentive compensation program for our sales and marketing team.

Depreciation and Amortization

Depreciation and amortization increased 105.6% and 99.1%, or $5,000 and $9,500, during the three- and six- month periods ended June 30, 2009, due to a higher level of amortization of intangible assets in the 2009 periods and increases to depreciation expense related to purchases of new equipment in the quarter ended June 30, 2009.

Interest Expense

Interest expense incurred on our indebtedness is offset by interest income that we earn from past-due accounts receivable. Net interest expense in the three and six month periods ended June 30, 2009, totaled $65 and $1,336, respectively. Net interest income in the three month period ended June 30, 2008, totaled $22,000 which was principally a result of the refund of a one-time financing fee incurred in the first quarter of fiscal 2008, offset by interest expense on indebtedness totaling approximately $3,000. Net interest expense in the six month periods ended June 30, 2008, totaled approximately $5,600. Interest expense in the fiscal 2009 periods decreased as compared to the same periods in fiscal 2008 as a result of the lower levels of indebtedness in the 2009 periods.

Net Income (Loss)

Net income for the three and six months ended June 30, 2009 totaled approximately $269,000 and $362,000, respectively, as compared to a net loss of approximately $333,000 and $721,000 in the respective periods in 2008. The favorable results were principally a result of the higher level of revenue and gross margin and limits put on stock compensation and other expenses in fiscal 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $185,000 in cash and cash equivalents and $261,000 net accounts receivable. Current liabilities at June 30, 2009, totaled $276,000, including accrued payroll liabilities, accounts and notes payable, and accrued expenses. At June 30, 2009, our total assets exceeded our total liabilities by $359,000. In January 2009, we fully repaid one note payable in the amount of $35,000. Subsequent to June 30, 2009, we repaid a note payable in the amount of $25,000 that became due and payable upon its maturity in July 2009. As of June 30, 2009 we are in default on a $23,525 note payable to our Chief Executive Officer. Finally, two notes payable totaling $50,000 to related parties will mature upon the completion of equity funding in excess of $1,000,000.

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

We believe that technological advancements - such as the electronic distribution of documents, online distribution and notice and access programs, as well as our unique print-on-demand technology - will impact the markets we serve in 2009 and beyond, and creating a larger demand for our products and services. Looking forward, we are anticipating the possible substitution of traditional printed materials for a more robust electronic delivery and online voting systems. To address these longer term industry concerns, we have spent considerable amounts of time in specific segments of our business, building brands around Notice and Access, through our iProxy Direct systems, coupled with our partnered Issuer Logistics model.

In the remaining months of fiscal 2009, we will focus on expanding our existing customer base of corporate issuers, as well as acquiring new customers. Overall, the industry remains very cyclical, and, similar to fiscal 2008 revenue patterns, we anticipate that total revenue in the second half of fiscal 2009 will be lower than total revenue in the first half of fiscal 2009. We do, however, expect to see growth in our contract business offerings such as proxy, transfer agent, corporate actions and news wire offerings. These services generate higher margin offerings and tend to be less cyclical in nature. As part of our overall strategy of aligning our service offerings to be a complete solution provider for corporate issuers, during the three months ended June 30, 2009, we conducted a study of the application of Internal Accounting Controls, as defined in Rule 17-Ad-12 and 13, specific to our transfer agent services.

In July 2009, we retained independent auditing firm Cherry, Bekaert & Holland, L.L.P. to conduct a SAS 70 review of our internal controls. A SAS 70, per the American Institute of Certified Public Accountants’ Statement on Auditing Standards No. 70, provides for a service auditor's opinion on the fairness of the presentation of a service organization's description of controls that had been placed in operation and the suitability of the design of the controls to achieve the specified control objectives). The review of these controls enabled us to obtain the necessary approvals from various regulatory agencies for our transfer agent service.

We chose not to rely upon exceptions that are available to us, specifically exemptions available to small transfer agents regarding recordkeeping and performance standards required by the SEC. Our election to have such a review performed is part of our strategy to gain competitive advantage and market opportunity. We believe the industry is in need of a fully compliant processing agent that has full regulatory approval, including required insurance coverages, that is able to fairly compete with larger established corporate registrars.

We believe that our approach to the market will yield to us a competitive advantage even though we operate in a competitive sector. We believe there will be still further consolidation in the financial printing sector through the remainder of 2009, which may result in pricing pressures. However, we believe our bundling of services approach will provide us the opportunity to increase our overall market share.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

Not applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective since its most recent annual report.

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

None.

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

Date: August 10, 2009

ISSUER DIRECT CORPORATION

By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie
Chief Executive Officer

16