Form 10-Q
period 2009-09-30
ISSUER DIRECT CORP
filed 2009-10-28
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,854,717 shares of common stock were issued and outstanding as of October 10, 2009.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

1

Unaudited Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008

1

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2009 and 2008

2

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2009 and 2008

3

Notes to Unaudited Consolidated Financial Statements

4

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

14

Item 4T.        Controls and Procedures.

15

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

16

Item 1A.       Risk Factors.

16

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.          Defaults Upon Senior Securities.

16

Item 4.          Submission of Matters to a Vote Of Security Holders.

16

Item 5.          Other Information.

16

Item 6.          Exhibits.

16

Signatures

17

i

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Sept 30,	Dec 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$215,697	$50,367
Accounts receivable, (net of allowance for doubtful accounts of $43,722 and $43,764, respectively)	159,371	165,681
Security deposits	6,242	6,242
Other current assets	19,411	2,855
Total current assets	400,721	225,145
Furniture, equipment and improvements, (net of accumulated depreciation of $15,470 and $43,201, respectively)	21,061	15,987
Other long term assets	––	2,000
Intangible assets, (net of accumulated amortization and impairment of $191,000 and $170,500, respectively)	127,195	147,695
Total assets	$548,977	$390,827

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$50,964	$143,560
Accrued expenses	65,138	128,050
Notes payable – related party	73,525	73,525
Notes payable - other	––	64,828
Total liabilities	$189,627	$409,963

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized -
Series A, 60 shares designated, 5 and 7 shares issued and outstanding as September 30, 2009 and December 31, 2009	5	7
Series B, 476,200 shares designated; no shares issued and outstanding	––	––
Common stock $.001 par value, 100,000,000 shares authorized, 16,854,717 and 18,834,717 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.	16,854	18,834
Additional paid-in capital	1,471,238	1,441,006
Treasury stock, at cost, 4,495 shares	(4,236)	(4,236)
Accumulated deficit	(1,124,511)	(1,474,747)
Total stockholders' equity (deficit)	359,350	(19,136)
Total liabilities and stockholders’ equity	$548,977	$390,827

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Compliance and reporting services	$168,943	$151,147	$562,962	$518,221
Printing and financial communication	48,545	88,717	343,152	328,378
Fulfillment and distribution	80,168	54,034	365,208	168,648
Software licensing	6,784	18,479	87,703	41,279
Transfer agent services	21,993	––	205,752	––
Total	326,433	312,377	1,564,777	1,056,526

Cost of services	145,491	162,039	630,532	583,956
Gross profit	180,942	150,338	934,245	472,570
Operating costs and expenses
General and administrative	130,069	217,941	370,198	1,082,697
Sales and marketing expenses	52,609	61,201	184,990	224,744
Impairment charges	––	130,000	––	130,000
Depreciation and amortization	9,304	4,226	28,568	13,900
Total operating costs and expenses	191,982	413,368	583,756	1,451,341
Net operating income (loss)	(11,040)	(263,030)	350,489	(978,771)
Other income (expense):
Interest income (expense), net	1,082	(4,580)	(253)	(10,204)
Total other income (expense)	1,082	(4,580)	(253)	(10,204)
Net income (loss)	$(9,958)	$(267,610)	$350,236	$(988,975)
Income (loss) per share - basic	$(0.00)	$(0.01)	$0.02	$(0.06)
Income (loss) per share - fully diluted	$(0.00)	$(0.01)	$0.02	$(0.06)
Weighted average number of common shares outstanding - basic	16,854,717	18,834,643	17,075,999	17,478,325
Weighted average number of common shares outstanding - fully diluted	16,854,717	18,834,643	17,079,260	17,478,325

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$350,236	$(988,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,568	13,900
Impairment charges	––	130,000
Bad debt expense	29,680	21,800
Stock-based expenses	10,000	668,150
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(23,371)	(43,293)
Decrease (increase) in deposits and prepaids	(14,557)	(1,359)
Increase (decrease) in accounts payable	(92,596)	91,546
Increase (decrease) in accrued expenses	(37,910)	62,280
Net cash provided by (used in) operating activities	250,050	(45,951)

Cash flows from investing activities:
Purchase of property and equipment	(13,142)	(9,221)
Net cash used in investing activities	(13,142)	(9,221)

Cash flows from financing activities:
Repurchase of common stock	(6,750)	––
Proceeds from sale of common stock	––	50,000
Repayments of notes payable	(64,828)	(11,897)
Net cash provided by (used in) financing activities	(71,578)	38,103

Net change in cash	165,330	(17,069)
Cash - beginning	50,367	39,318
Cash - ending	$215,697	$22,249

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$1,192	$1,515
Cash paid for income taxes	$––	$––
Non-cash activities:
Accrued expenses settled by issuance of shares	$25,000	$71,000
Common shares issued for preferred shares	$2	$––

.

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.

Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of September 30, 2009 and statement of operations and cash flows for the periods ended September 30, 2009 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the Company’s) 2008 audited financial statements filed on Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. All reclassifications have been applied consistently for the periods presented.

Going Concern

Since inception and through December 31, 2008, we have incurred losses and at September 30, 2009, we have an accumulated deficit of $1,124,511, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations and marketing efforts since inception through the issuance of debt and equity securities. Should we require additional funds and if we are unable to acquire such funds, our ability to continue as a going concern will be severely impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Summary of Significant Accounting Policies

Earnings per Share

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted income per share for the nine months ending September 30, 2009, gives effect to the weighted average of 3,261 common shares issuable during the period assuming conversion of the Company’s shares of preferred stock (556 common shares for each of the preferred shares that were outstanding during the period). In April 2009, two of the Company’s shares of preferred stock were retired in return for the issuance of 20,000 common shares and as result, the dilutive effect of these preferred shares in included for only a portion of the nine month period. As the fully diluted loss per share for the quarter ending September 30, 2009 and for each of the 2008 periods was anti-dilutive, no effect was given to the preferred shares for the respective periods.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. During the three months and nine months ended September 30, 2009, we recorded bad debt expense totaling $2,717 and $29,680, and permanently wrote off or collected $29,722 of amounts previously reserved. Accordingly, our allowance for doubtful accounts increased slightly from $43,764 at December 31, 2008 to $43,722 at September 30, 2009. During the quarter ended September 30, 2008, we recorded bad debt expense totaling $21,800, and recovered $250 of amounts previously written off. Accordingly, our allowance for doubtful accounts increased from $11,950 at December 31, 2007, to $34,009 at September 30, 2008.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Fair Value Measurements

As of September 30, 2009 and December 31, 2008, we do not have any accounts that are required to be or that we elected to measure at fair value.

We adopted the fair value provisions applicable to nonfinancial assets and nonfinancial liabilities in this first quarter of 2009. Our assets and liabilities that will be subject to these provisions during 2009 include our intangible assets, consisting of goodwill, domain names and software, and our long-lived assets. Based on our evaluation of this statement, the adoption of the fair value provisions applicable to nonfinancial assets and liabilities did not have a significant impact on the determination or reporting of our financial results.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, and unsecured notes payable approximate their carrying amounts. The interest rates payable on our notes approximate market rates on similar borrowings at September 30, 2009.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a Replacement of FASB Statement No. 162, (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of SFAS 168 did not have a material impact on our results of operations or financial position.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The adoption of other recently issued accounting pronouncements did not have a material effect on our financial position or results from operations. We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

Note 3.

Notes Payable - Other

As of September 30, 2009 and December 31, 2008, we had unsecured notes payable outstanding totaling $0 and $64,828, respectively, as follows:

	September 30, 2009	December 31, 2008
Unsecured Note Payable in connection with the asset purchase agreement in March 2007, with interest of 8%, which was fully paid on January 28, 2009.	$––	$35,000
Unsecured Note Payable in connection with the July 2, 2007 acquisition of Bassett Press, with interest of 8%, due and payable monthly, due on July 17, 2009 and which was fully repaid in August 2009.	––	29,828
	––	64,828
Less current portion	––	64,828
Total long-term notes payable- other	$—	$—

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

Note 4.

Notes Payable – Related Party

As of September 30, 2009 and December 31, 2008, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	September 30, 2009	December 31, 2008
Note Payable to our Chief Executive Officer in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and was due on December 31, 2008 or upon completion of a financing agreement totaling $250,000. The note is in default at September 30, 2009, and the holder has the right to demand payment at any time. There are no penalties associated with the default.	$23,525	$23,525

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement.	25,000	25,000
Total notes payable - related party	$73,525	$73,525

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.

Preferred stock and common stock

During the nine months ended September 30, 2009, we issued 150,000 shares of our common stock to an employee under the terms of an employment agreement, paid $6,750 to repurchase 2,250,000 shares of our common stock from our former President shortly after his resignation, issued 20,000 shares of common stock to redeem all obligations pursuant to two shares of preferred stock, and issued 100,000 shares as payment for services rendered, as follows:

Nine months ended September 30, 2009
Outstanding at January 1, 2009	18,834,717
Shares issued in settlement of obligation for services rendered in fiscal 2008	150,000
Repurchase of shares, subsequently retired	(2,250,000)
Shares issued to redeem preferred stock	20,000
Shares issued for services	100,000
Outstanding at September 30, 2009	16,854,717

In February 2009, we issued 150,000 shares of our common stock in connection with an employment agreement with a former officer of Bassett Press. The fair market value of the shares totaled $25,000, or $0.17 per share, which represents the closing price on the date of the agreement. These shares were issued pursuant to the employment agreement.

In February 2009, our former President, who remains on our Board of Directors, sold 2,250,000 shares from his beneficial holdings in a private transaction for $6,750 to the Company. The shares were retired, and we reduced paid-in capital by $4,500.

We issued 100,000 shares of our common stock in July 2009 to a consultant in exchange for certain consulting services, with an estimated fair market value of $10,000, which is equal to the closing price of our common stock on the date of the issuance.

At September 30, 2009, we had five outstanding shares of Series A Preferred Stock. Although the Certificate of Designation of the rights, preferences and limitations of the Preferred Stock provides for dividends equal to eleven percent (11.0%) per year on the liquidation preference of $25,000 per share, we have not declared or accrued such dividends. These shares were issued by our predecessor company and the original documentation which would validate claims thereto is not available, and we are taking steps to retire the series. In April 2009, we issued 20,000 common shares to the holder of two preferred shares, for a value of $100 each, in settlement of the stated value and any potential claims to accumulated dividends thereon. Additionally, under Delaware law, dividends are an obligation only when declared, and the Board has not declared any dividends payable on the Series A Preferred Stock.

Note 6.

Intangible Assets

Included in intangible assets is $50,000 of proprietary software of intellectual property acquired in July 2007, as part of the Basset Press acquisition. At the date of the acquisition and through the year ended December 31, 2008, we assigned an indefinite life to the proprietary software and included such software in our annual evaluation of impairment. During the first quarter of 2009, we reevaluated the useful life of the propriety software and have assigned a remaining estimated useful life of 6 years to such asset.

ISSUER DIRECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.

Concentrations

For the three- and nine-month periods ended September 30, 2009 and 2008, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended September 30,		Nine months ended September 30,

Revenue Streams	2009	2008	2009	2008
Compliance and reporting services	51.8%	48.4%	36.0%	49.0%
Printing and financial communication	14.9%	28.4%	21.9%	31.1%
Fulfillment and distribution	24.5%	17.3%	23.3%	16.0%
Software licensing	2.1%	5.9%	5.6%	3.9%
Transfer agent services	6.7%	––	13.2%	––
Total	100.0%	100.0%	100.0%	100.0%

No one customer accounted for greater than 10% of our operating revenues during the three month period ended September 30, 2009. One customer accounted for 15% of our operating revenues during the three month period ended September 30, 2008. One customer accounted for 33% of our operating revenues during the nine month period ended September 30, 2009. No one customer accounted for greater than 10% of our operating revenues during the nine month period ended September 30, 2008.

At September 30, 2009, one customer accounted for 22.5% of our total accounts receivable. As of December 31, 2008, two customers comprised 55.3% (41.0% and 14.3%) of our total accounts receivable.

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

Overview

Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct,” the “Company,” “We” or “Our” unless otherwise noted), was formed in February 2006 as MyEdgar Inc; a full-service provider of financial print and related compliance communications both online and in print. We acquired Edgarization, LLC and Basset Press in March and July 2007, respectively. In December 2007, we became publicly traded through a reverse merger transaction with Docucon Incorporated (“Docucon”), a Delaware company. In December 2007, we changed our name to Issuer Direct Corporation.

As the successor to Docucon, a 20-year old Delaware corporation, Issuer Direct Corporation is a market leader and innovator of corporate issuer services. As an issuer services focused company, we alleviates the complexity of maintaining compliance through our integrated services and solutions, helping corporate issuers produce and distribute their financial and business communications both online and in print.

The securities and financial services industries are subject to regulation in the United States and elsewhere. Regulatory policies in the United States and the rest of the world are tasked with safeguarding the integrity of the securities and financial markets and with protecting the interests of both issuers and shareholders. Our job is to uphold the corporate responsibility of reporting, communicating and safeguarding information to governing bodies, self-regulatory organizations (“SRO”) and shareholders alike on behalf of our corporate issuers.

Our mission is to alleviate the complexity of maintaining compliance and as a shareholder communication company; we are dedicated to assisting our corporate issuers in an ever-changing regulatory environment and to comply with the myriad of rules imposed by regulatory bodies. The majority of our business involves the distribution of information in either electronic or paper to governing bodies and shareholders alike through our integrated services and solutions platforms.

We continue to focus on both the organic growth of our revenue streams as well as evaluating potential acquisitions that would complement our core business operations and accelerate our overall mission of providing a complete solution for all corporate issuers.

Revenue Streams

The Company’s core businesses operates within the financial compliance sector, including but not limited to financial reporting, print and production, proxy tabulation and solicitation as well as the safeguarding of shareholder records through transfer agent service offerings. These services are designed to offer issuers a comprehensive set of solutions for complying and communicating their messages to their audiences. Our product and service offerings are summarized below:

Compliance and Reporting Services primarily consists of periodic financial reports and other regulatory documents submitted to the Securities and Exchange through its EDGAR system, and document typesetting, design layout and full production pre-press services for corporate issuers, law firms, funds and resellers. Our services extend beyond traditional Edgarization and into the next generation of dynamic reporting and xBRL conversion.

Printing and Financial Communications revenues decreased for the period ended September 30, 2009 compared to the previous period but increased during the nine month period. The variances are a result of changes in demand from our customer base. We expanded our digital print management system at the beginning of this fiscal year and added print-on-demand services to our traditional web press print production capability to strengthen our overall market competitiveness. We have established this competitive advantage in the market by bundling our short run service offering to issuers who prefer to print what we refer to as ‘one-to-many’ of any corporate documents or compliance filing.

Transfer Agent Services As a corporate registrar and trust for issuers, we assist corporate issuers with shareholder management, issuance of shares in both electronic form and through our secure digital system. We provide one of the only industry certificate-less on demand processes. Additionally, corporate issuers can generate reports, share issuances requests via our online interface, or choose to use other options and combine our iProxyDirect technology with traditional transfer agent functions. Corporate issuers can then communicate with shareholders in real time by utilizing our new e-Notify service and technologies.

Fulfillment and Distribution is driven principally by the demand for materials such as proxy statements (annual and special meetings), shareholder requests, and fluctuations caused by notice and access. The demand for fulfillment and distributions has typically been seasonal and increases significantly immediately following a period of annual report filings and related disclosures. However we have made great strides to minimize the seasonality typically found in this industry segment by developing our e-notify iFundDirect fulfillment portal technologies. Set to be released late in the fourth quarter of this year, iFundDirect will expand our reach to the mutual fund, fund managers and administrators market as it caters to the new Summary Prospectus rules recently announced by the Securities and Exchange Commission.

Software Licensing is vital to our competitiveness and overlays our entire business. We are able to efficiently manage our corporate issuers’ data, shareholders’ communications and compliance requirements from one portal, unlike anyone else in the market. We currently utilize one system that corporate issuers can request, communicate and distribute virtually any regulatory document, announcement or shareholder request securely via any web browser. As our systems continue to evolve to meet the growing needs of compliance and regulatory requirements, we anticipate a good portion of our business will be derived from this segment by providing licenses to our platform.

Results of Operations

Management evaluates results by analyzing changes in revenue streams; however, gross margin (revenue less cost of revenue) is not measurable by revenue stream, therefore, we do not evaluate our business by segments.

Revenues

Total revenue increased $14,056 and $508,251, or 4.5% and 48.1%, respectively, during the three and nine months ended September 30, 2009 as compared to the same periods in fiscal 2008. Overall gross margin increased to 55.4% and 59.7% in fiscal 2009 periods as compared to 48.1% and 44.7%, respectively, in the fiscal 2008 periods. The favorable increase in gross margin is principally a result of the addition of higher margin transfer agent and consultative services to our service offerings. The following tables display the change in revenue streams during the comparative quarters.

Comparison of results of operations for the three and nine months ended September 30, 2009 and 2008

	Three months ended September 30,		Nine months ended September 30,

Revenue Streams	2009	2008	2009	2008
Compliance and reporting services	$168,943	$151,147	$562,962	$518,221
Printing and financial communication	48,545	88,717	343,152	328,378
Fulfillment and distribution	80,168	54,034	365,208	168,648
Software licensing	6,784	18,479	87,703	41,279
Transfer agent services	21,993	––	205,752	––
Total	$326,433	$312,377	$1,564,777	$1,056,526

Total revenue increased in the three and nine months ended September 30, 2009, as compared to the comparable 2008 periods. Revenues increased in three of our revenue streams (compliance and reporting, fulfillment and distribution, and transfer agent services) during the fiscal 2009 period as a result of adding larger corporate issuers and mutual funds to our client base. Overall, the number of filers decreased for the period ended September 30, 2009, but the volume of services required by each issuer has been greater in the fiscal 2009 periods compared to the periods ended September 30, 2008. We believe this trend will continue for the remaining part of fiscal 2009.

Compliance and reporting services revenue increased 11.8% and 8.6% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in fiscal 2008. The increase is reflective of an increase in the volume of services (pages converted, etc) processed for our issuers, but is partially offset by lower unit prices for the same conversion services. The lower prices are a result of competitive price pressure in the market on these services.

Printing and financial communication revenue decreased 45.3% in the three months ended September 30, 2009, or $40,172, but increased 4.5%, or $14,774, during the nine months ended September 30, 2009, as compared to the same periods in fiscal 2008. The decrease in the quarter revenue is due to variance in demand during the quarter. The year-to-date increase is a result of adding larger corporate issuers and mutual funds with significant communication requirements to their client base, as well as an increase in mergers and transactions that require shareholder communications (disclosure and voting). We believe that the financial services sector will continue to react to changing economic conditions, and we expect that transaction type work will continue to result in large amounts of materials processed, fulfilled and mailed.

Fulfillment and distribution revenue increased 48.4% and 116.6% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in fiscal 2008. The increase was principally a result of an increased number of units fulfilled and mailed to shareholders during the period, combined with an increased number of news releases disseminated to the news wire. Fluctuations in market conditions typically cause communications to shareholders to rise, both in print or e-delivery. We have experienced equal increases in demand for our core services when market conditions worsen or improve. Significant downward market changes cause further disclosures and communications, increasing the demand for many of our core services such as shareholder mailings and news distribution. Significant upward market changes result in a greater number of registration statements, prospectuses and communication, including news wire services.

Software licensing revenues decreased 63.3%, or $11,695, and increased by 112.5%, or $46,424 during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in fiscal 2008. The decrease in the quarter revenue is due to variance in demand during the quarter. The year-to-date increase is a result of our e-proxy technology and notice and access delivery platform. In order to sustain this level of growth, we plan to continue to commercialize our portal technologies into all of our revenue streams, including financial reporting, and print and communication as well as fulfillment and distribution in the remaining months of fiscal 2009 and into fiscal 2010.

Revenue generated from transfer agent services totaled $21,993 and $205,752, in the three and nine month periods ended September 30, 2009. This revenue is a result of service contracts and transactional issuances of securities and corporate actions. Transfer Agent services typically carry a higher margin than our other revenue streams. Acquiring corporate issuers for transfer services generally takes longer than other revenue streams we currently have, therefore we will continue to devote a significant amount of time to grow this revenue stream.

No one customer accounted for greater than 10% of our operating revenues during the three month period ended September 30, 2009. One customer accounted for 15% of our operating revenues during the three month period ended September 30, 2008. One customer accounted for 33% of our operating revenues during the nine month period ended September 30, 2009. No one customer accounted for greater than 10% of our operating revenues during the nine month period ended September 30, 2008.

Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” which can be found in our most recent Annual Report on Form 10-K.

Cost of Revenues and Gross Margin

Cost of services consists of direct labor, print production materials, postage and delivery, third party software licensing and outside services directly related to the delivery of services. Cost of services decreased 10.2% in the three months ended September 30, 2009, as compared to the same period in fiscal 2008, although revenue increased 4.5% during the comparable periods. The decrease was a result of our efforts to control costs and bring efficiencies to our operations. Additionally, we added equipment in fiscal 2009 that has enabled us to reduce the cost of certain printing, production, and fulfillment services. Cost of services increased 8% in the nine months ended September 30, 2009, as compared to the same period in fiscal 2008; however, the increase was significantly less than the 48.1% increase in revenue in the comparable periods. Overall, we have successfully reduced our cost of services, but the rate of such reduction will vary from period to period in accordance with periodic variances in the mix of our revenue streams. Our gross margin for the three and nine months ended September 30, 2009 increased approximately $30,604 and $461,675, or 20.4% and 97.7%, versus the same periods for 2008.

Costs related to compliance and reporting service are related principally to direct labor and supplies. We increased our headcount devoted to these services in the period ended September 30, 2009.

Costs related to printing and financial communications fluctuate periodically, and we strive to maintain reasonable margins for these services. Our costs for fulfillment and distribution increased during fiscal 2009 in accordance with rising postal rates as compared to fiscal 2008, and we pass these increases through to our customers as postal and mail fees for each proxy or mailed item. We expect this trend to continue as postal rates increased during the second quarter of this fiscal year, and that both processing and mail fulfillment charges will rise accordingly. Direct labor costs fluctuate with demand for fulfillment services, as we redeploy fulfillment labor to other areas during periods of weak demand.

We incur direct labor costs for software licensing as all development is performed in-house. To date, costs have not increased significantly as we expect to maintain our development team for the remaining part of 2009. Costs related to our transfer agent services have been minimal and are generally limited to direct labor, courier services and materials.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses for the three month period ended September 30, 2009 decreased approximately $87,872 to $130,069 from $217,941, as compared to the same period in fiscal 2008. The higher costs in 2008 period were principally a result of $30,000 in stock based compensation expense. The balance of the decreases was a result of general cost controls put in place in fiscal 2009. General and administrative expenses for the nine month period ended September 30, 2009 decreased approximately $712,499 to $370,198 from $1,082,697, as compared to the same period in fiscal 2008. The higher costs in the 2008 period were principally a result of $650,000 in stock based compensation expense in the nine month period. We did not issue significant stock-based compensation awards in the 2009 periods. Exclusive of stock based compensation expenses, we have reduced our general and administrative expenses in spite of the growth in operational results that is supported by our general and administrative functions.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the three and nine month periods ended September 30, 2009 decreased by approximately $8,592 and $39,754, or 14.0% and 17.7%, respectively, as compared to the same periods in fiscal 2008. The higher level of expenses in the nine month period in fiscal 2008 was a result of a stock based compensation award. We did not issue comparable awards in fiscal 2009. The absence of expense related to stock based compensation was offset slightly by changes in our incentive compensation program for our sales and marketing team.

Impairment Charges

We recorded an impairment charge of $130,000 during the quarter ending September 30, 2008, which is the amount of goodwill that we recorded as a result of an acquisition in March 2007. Management weighed specific business factors such as:

•

General market conditions and lack of financing/liquidity/interest in the industry,

•

Customers’ inability to pay for services timely,

•

Note payable to Edgarization, LLC., was, at that time, in default,

•

Legal dispute with Edgarization as we believed the note holder had interfered with our ongoing business.

Depreciation and Amortization

Depreciation and amortization increased $5,078 and $14,668 during the three and nine month periods ended September 30, 2009, due to a higher level of amortization of intangible assets in the 2009 periods and increases to depreciation expense related to purchases of new equipment in the fiscal 2009 periods.

Interest Expense

Interest expense incurred on our indebtedness is offset by interest income that we earn from past-due accounts receivable. Net interest income in the three months ended September 30, 2009, totaled $1,082, and net interest expense in the nine month period ended September 30, 2009, totaled $253. Net interest expense in the three and nine month periods ended September 30, 2008, totaled approximately $4,580 and $10,204. Interest expense in the fiscal 2009 periods decreased as compared to the same periods in fiscal 2008 as a result of the lower levels of indebtedness in the 2009 periods.

Net Income (Loss)

Net income for the nine months ended September 30, 2009 totaled $350,236, as compared to a net loss of $988,975 in the same period in 2008. We realized a net loss of $9,958 in the three months ended September 30, 2009, as compared to $276,610 in the 2008 period. The favorable results were principally a result of the higher level of revenue and gross margin and limits put on stock compensation and other expenses in fiscal 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $215,697 in cash and cash equivalents and $159,371 net accounts receivable. Current liabilities at September 30, 2009, totaled $189,627, including accrued payroll liabilities, accounts and notes payable, and accrued expenses. At September 30, 2009, our total assets exceeded our total liabilities by $359,350. In January 2009, we fully repaid one note payable in the amount of $35,000. In August 2009, we repaid a note payable in the amount of $25,000. As of September 30, 2009, we are in default on a $23,525 note payable to our Chief Executive Officer. Finally, two notes payable totaling $50,000 to related parties will mature upon the completion of equity funding in excess of $1,000,000.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, it is possible that we will have to raise additional funds through the issuance of equity in order to meet our operational growth. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

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

We believe that technological advancements, such as the electronic distribution of documents, online distribution and notice and access programs, as well as our unique e-notify/print-on-demand technology, will impact the markets we serve in 2009 and beyond, and create a larger demand for our products and services. Looking forward, we are anticipating the possible substitution of traditional printed materials for a more robust electronic delivery and online voting systems. To address these longer term industry concerns, we have spent considerable amounts of time in specific segments of our business, building brands around Notice and Access, through our iProxyDirect systems, our new iFundDirect portal and e-Notify.

In the remaining months of fiscal 2009, we will focus on expanding our existing customer base of corporate issuers, as well as continue to acquire new customers through organic growth. Overall, the industry remains very cyclical, and, similar to fiscal 2008 revenue patterns, we anticipate that total revenue in the second half of fiscal 2009 will be lower than total revenue in the first half of fiscal 2009. We do, however, expect to see growth in our contract business offerings such as proxy, transfer agent, corporate actions and news wire offerings. These services generate higher margin offerings and tend to be less cyclical in nature.

During the three months ended September 30, 2009, we conducted a study of the application of Internal Accounting Controls, as defined in Rule 17-Ad-12 and 13, specific to our transfer agent services. In July 2009, we retained independent auditing firm Cherry, Bekaert & Holland, L.L.P. to conduct a SAS 70 review of our internal controls. The American Institute of Certified Public Accountants’ Statement on Auditing Standards No. 70, provides for a service auditor's opinion on the fairness of the presentation of a service organization's description of controls that had been placed in operation and the suitability of the design of the controls to achieve the specified control objectives. The review of these controls enabled us to obtain the necessary approvals from various regulatory agencies for our transfer agent service.

We chose not to rely upon exemptions that are available to us, specifically exemptions available to small transfer agents regarding recordkeeping and performance standards required by the SEC. Our election to have such a review performed is part of our strategy to gain competitive advantage and market opportunity. We believe the industry is in need of a fully compliant processing agent that has full regulatory approval, including required insurance coverages, that is able to fairly compete with larger established corporate registrars.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 28, 2009

ISSUER DIRECT CORPORATION

By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie
Chief Executive Officer

17