Form 10-K
period 2009-12-31
ISSUER DIRECT CORP
filed 2010-03-16
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————————————————————
FORM 10-K
—————————————————————
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

(Commission File Number) 001-10185

—————————————————————
ISSUER DIRECT CORPORATION
(Exact name of registrant as specified in its charter)
—————————————————————

Delaware	26-1331503
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

201 Shannon Oaks Circle Suite 105, Cary, North Carolina 27511
(Address of Principal Executive Office) (Zip Code)

(919) 481-4000
(Registrant’s telephone number, including area code)
—————————————————————
Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
None		None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001
(Title of Class)
—————————————————————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of  June 30, 2009, the last business day of the registrant's second fiscal quarter, was approximately $746,324 based on the closing price reported on such date of the registrant's common stock.

As of March 16, 2010, the number of outstanding shares of the registrant's common stock was 16,826,342.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EX-31.1	Chief Executive Officer Certification Pursuant to Section 302
EX-31.2	Chief Financial Officer Certification Pursuant to Section 302
EX-32.1	Chief Executive Officer Certification Pursuant to Section 906
EX-32.2	Chief Financial Officer Certification Pursuant to Section 906

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

    The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

       ●   Lack of operating history, operating revenue or earnings history.
       ●   Dependence on key personnel.
       ●   Fluctuation in quarterly operating results and seasonality in certain of our markets.
       ●   Our ability to raise capital to fund our operations.
       ●   Our ability to successfully integrate and operate acquired or newly formed entities, ventures and or subsidiaries.
       ●   Changes in laws and regulations that affect our operations.

Available Information

    Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Financial Data in xBRL, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, in the corporate section of our website at www.issuerdirect.com.

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

PART I

ITEM 1. BUSINESS.

    Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “we” or “our” unless otherwise noted). We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation. Our executive offices are located at 201 Shannon Oaks Circle Suite 105 Cary, North Carolina 2751.

Industry Overview

    The business services industry as it relates to compliance and reporting is highly fragmented, with hundreds of independent service companies that provide a full range of financial reporting, document management services and with a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. During 2009 we continued to spend a great deal of time minimizing this volatility by growing new service offerings beyond traditional compliance reporting and transaction services.

    The financial printing industry is polarized between three large financial printers, and then highly fragmented with smaller service companies and brokers that provide a limited to a full range of document management, conversion, and printing services. Print services are competitive and highly commoditized, with a tendency to produce slimmer margins than document conversion and related services. There are many small “mom and pop” shops that offer conversion services, but we are one of the few companies that are issuer focused that provide a complete solution of compliant reporting and communication delivery, including proxy and shareholder disclosure management.

    The largest financial printers in general gear their operations towards the largest publicly traded companies in the market, providing them a single solution, whereas we believe we have a greater ability to provide a complete solution to a broader audience in the medium and smaller public marketplace.

Business Overview

    Issuer Direct Corporation (“Issuer Direct or “the Company”) is a market leader and innovator of unified regulatory solutions for compliance professionals. As a regulatory compliance focused company, Issuer Direct alleviates the complexity of maintaining compliance through integrated products and services that help companies produce and distribute their financial and business communications both online and in print.

    We leverage our securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required. We believe our comprehensive set of services enables us to be the financial services provider of choice for our clients.For example corporate issuers utilize our services from document creation all the way to dissemination to regulatory bodies and shareholders. With this example all of our business segments recognize revenues.

    As a shareholder regulatory compliance company of choice, we are dedicated to assisting our corporate issuers in an ever-changing regulatory environment and to comply with the myriad of rules imposed by regulatory bodies. The majority of our business involves the distribution of content either electronically or traditional paper form to governing bodies and shareholders alike through our integrated back office systems and service platform. Under these regulations, we are licensed to disseminate, communicate and or solicit on behalf of our clients, the issuers.

Products and Services

Compliance Reporting

    As a full service compliance and regulatory filing agent, we assist corporate issuers, funds, law firms, resellers, and individuals with all of their securities filing needs. Most all companies are required to file corporate documents to and with the Securities and Exchange Commission; including: registration statements, annual reports, quarterly reports, prospectuses, information statements, material event filings, proxy statements, ownership documents, and more.

    Additionally, we are currently one of only a handful of compliance organizations skilled and proficient in the production of xBRL (eXtensible Business Reporting Language) consulting, taxonomy mapping and submissions. We currently voluntarily report our quarterly and annual financial statement in xBRL and as such are one of only a handful of active corporate issuer in tier 2 and below filing today.

Transfer Agent Services

    We operate our transfer agent business under the brand Direct Transfer since inception. Our shareholder services business provides a complete array of agency and registrar services beyond traditional transfer agents. By combining our online issuer portal technologies, corporate issuers and their constituents can manage, issue, monitor, communicate and disseminate all facets of managing shareholder information.

    Our commitment to compliance and safeguarding of information goes beyond our SAS70 business process. We maintain our client’s books and records in the manner we would expect ours to be managed – that second to none service has enabled us to be one of the fasted growing transfer agents in the last half of 2009.

    Corporate issuers have the ability to take advantage of the following:

       ●   Issue, manage and monitor all corporate stock of the company online
       ●   Print on Demand Digital Certificate Library
       ●   Communicate with shareholders with the click of a mouse with e-Notify
       ●   Setup, monitor and direct a annual meeting and proxy vote
       ●   Warrant, Escrow and Rights offerings
       ●   Corporate re-org services including CUSIP, FINRA and state filing needs

Financial Printing and Fulfillment

    As the largest financial printer in the Southeast, focused on corporate issuers, and mutual funds - we pride ourselves on having our typeset, design, print and fulfillment operations under one roof; giving compliance professionals the ability to meet regulatory deadlines and take advantage of our technology and on demand facilities to communicate their message with markets, shareholders and other vital constituents.

    Today we produce a comprehensive array of documents for many of the nation's leading corporations, mutual fund companies, law firms, and investment banks. Our financial printing expertise gives us the edge in the market - giving you the confidence and time to focus on your business. Our production staff has a deep understanding of the regulatory requirements that drive many of the printed materials required to be distributed today - such as the new Summary Prospectus for funds and Notice and Access for corporate issuers.

    Additionally, we expanded our large run print capabilities this fiscal year with a Print-on-Demand (POD) production environment.  Our Print-on-Demand and short run production now encompass the essence of our iFUND fulfillment system and notice and access proxy options. As fewer materials are requested and the next phase of the digital divide occurs, we expect print on demand to be a greater portion of our print business; this would include reminder mailings, and our new custom Notice and Access Cards.

    Our Logistics and Fulfillment Services converge within our print and proxy business segments.  We currently operate one of the largest fulfillment centers of corporate financial related and proxy material. Through our strategic partnership with GlobalMail, our fulfillment operations can place shareholder requested materials into the mail system quicker than traditional methods. Additionally each piece of mail carries unique tracking identifiers that allow both our staff and issuer approved constituents to request delivery confirmation of time sensitive material.

Proxy Systems

    Our Proxy system (iProxyDirect) is a comprehensive technology platform that encompasses issuers, shareholders, banks, brokers and vital constituents during the proxy process. iProxy is the only voting platform where corporate issuers and mutual funds/administrators can setup, manage, communicate and monitor the entire proxy process from one online system. iProxy offers Notice & Access options, material on demand fulfillment, digital delivery, and secure document hosting and real-time voting.

News Wire Distribution

   Our custom News wire distribution services meet all Securities and Exchange Commission (SEC) disclosure requirements by distributing news to thousands of online sites, financial desktops, newspapers, reporters and wire services, through our strategic news dissemination partner. Releases are also archived and accessible through such popular services as Lexis-Nexis, Dow Jones News Retrieval, Factiva and e-Notify.

    e-Notify is our proprietary digital on demand system that can be added to any news wire service. Corporate issuers can choose from both an e-distribution and Print-on-Demand e-Notify campaign via our online portal technologies; at the same time a press release or earning release is created. We are the only regulatory business services company offering this today. Version two is due out late first quarter that will include several additional options such as corporate compliance widgets and content delivery systems we are calling MarketOpen.

Our Strategy

    Our strategy incorporates a blend of organic growth fostered by the selective pursuit of winning operational and financial strategies along with prudent acquisitions or systems and technologies that dovetail our corporate key strengths and initiatives. As the market begins to rebound – it is evident issuers are seeking a single sourced, less complex way of reporting and staying compliant. Our strategy has always been to provide a comprehensive set of service offerings that comprise an end-to-end solution; we can be the service provider of choice to small-and medium-size corporate issuers. Our sales organization is focused not only on increasing the number of clients we serve, but also on increasing revenue per client by increasing the number of services each client utilizes.

Marketing and Sales

    During the fourth quarter of 2009, we made changes to our sales and marketing approach in the market. We believe certain product service add-ons can be maintained and fostered by a newly created team we call our Issuer Services Group – which are dedicated to directly maintaining the client relationship while seeking to expand offerings and identify opportunities.

In early 2010, we intend on launching a direct marketing campaign focused on specific services such as transfer agent services, self-filing regulatory technologies and news distribution wire services. We will combine trade publication and other media marketing efforts such as trade shows, seminars and partner programs with our direct campaigns.

    These marketing strategies will be dedicated to building brand identity around Direct Transfer (our transfer agency), iFund Direct (our mutual fund regulatory portal fulfillment system) and iProxy Direct (our proprietary proxy voting platform). These leading solutions depend upon our proprietary technologies and software that generally derives higher than average gross margins and over the long term will make up a good portion of revenue from each and every corporate issuer and fund we serve.

    We also work in partnership with other filing agents, transfer agents and virtual CFOs to provide services to their target clients under agreements and white label services.

    During 2009, we released our workflow solutions and portal technologies to corporate issuers and mutual funds markets. Authorized users of a corporate issuer or mutual fund/administrator can do the following with our workflow portal:

       ●   Create, Monitor and Approve regulatory filings
       ●   File LIVE ownership documents and other popular EDGAR forms.
       ●   Monitor Proxy/Annual Meeting votes in real-time
       ●   Upload a Press Release and distribute it to the news wires directly.
       ●   Manage and Communicate with shareholders
       ●   Monitor share activity and issue stock certificates
       ●   Manage more than one Corporate Issuer or Fund Family at the same time

    Our business will require us to continue to make investments in equipment, technology and facilities, as we mature our business from a service-oriented only business to more of a blended technology enabling service company. In all of our offerings, quality, turn-around times, accuracy, and scalability as well as the need to preserve the confidential content of our clients is of utmost importance and part of our core values.

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

Customers

    Our customers include a wide variety of issuers, law firms, mutual funds, individuals, and other institutions. As of December 31, 2009, our customer base primarily consisted of corporate issuers, mutual funds/administrators and law firms. During the year ended December 31, 2009, we generated revenues from one client that were 28.6% of total revenue.

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

Employees

    As of December 31, 2009, we employed 14 full-time and two part-time employees as compared to 12 employees at December 31, 2008, none of which are represented by a union. As of the date herein, our employees work between our corporate office in North Carolina and our Florida operations.

Facilities

    Our headquarters are located in Cary, North Carolina. We occupy 5,700 square feet of office space pursuant to a three-year lease, and we believe we have sufficient space to sustain our growth through the majority of this fiscal year 2010. Additionally, we maintain a presence in South Florida.

Insurance

    We maintain a general business liability policy and an errors and omissions policy in excess of $10,000,000 specific to our industry and operations. We believe that our insurance policy provides adequate coverage for all reasonable risks associated with operating our business.

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

    Domestic and Foreign Large Accelerated Filers Using U.S. GAAP with Worldwide Public Common Equity Float above $5 Billion as of the End of the Second Fiscal Quarter of Their Most Recently Completed Fiscal Year:

       ●   Quarterly report on Form 10–Q or annual report on Form 20–F or Form 40–F containing financial statements for a fiscal period ending on or after June 15, 2009.

    All Other Large Accelerated Filers Using U.S. GAAP:

       ●   Quarterly report on Form 10–Q or annual report on Form 20–F or Form 40–F containing financial statements for a fiscal period ending on or after June 15, 2010.

    All Remaining Filers Using U.S. GAAP:

       ●   Quarterly report on Form 10–Q or annual report on Form 20–F or Form 40–F containing financial statements for a fiscal period ending on or after June 15, 2011.

    Foreign Private Issuers with Financial Statements Prepared in Accordance with IFRS as Issued By the IASB:

       ●   Annual reports on Form 20–F or Form 40–F for fiscal periods ending on or after June 15, 2011

    As reporting requirements continue to change, we are positioning ourselves at the forefront of emerging technologies that we feel will impact our issuers the greatest.

    Although the majority of our issuers are not required to file their financial statements in xBRL for twelve months and beyond, we currently have the capacity and technology to successfully file all required financial statements in interactive data format. In fact our predecessor “My EDGAR” was one of the participants in the Securities and Exchange Commission xBRL round table discussion.

Additionally, as of December 31, 2009 we have filed with the Securities and Exchange Commission both our periods ended June 30, 2009 and September 30, 2009 quarterly data in xBRL format as well as this annual report for the period ended December 31, 2009.

ITEM 1A. RISK FACTORS.

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

    We anticipate that our printing and financial communications business segment will continue to contribute to our operating results going forward. The market for these services depends in part on the demand for investor documents, which is driven largely by capital markets activity and the requirements of the SEC and other regulatory bodies. Any rulemaking substantially affecting the content of documents to be filed and the method of their delivery could have an adverse effect on our business. Our compliance and reporting services revenue may be adversely affected as clients implement technologies enabling them to produce and disseminate documents on their own.

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

    During 2009 the majority of our revenues in our financial communications segment were derived from individual projects rather than long-term service agreements. Therefore, we cannot assure you that a client will engage us for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term service agreements makes it difficult to predict our future revenue. As a result, our financial results may fluctuate from quarter to quarter based on the timing and scope of the engagement with our clients which could, in turn, lead to adverse movements in the price of our common stock or increased volatility in our stock price generally.

If we are unable to retain our key employees and attract and retain other qualified personnel, our business could suffer.

    Our ability to grow and our future success will depend to a significant extent on the continued contributions of our key executives, managers and employees. In addition, many of our individual technical and sales personnel have extensive experience in our business operations and/or have valuable client relationships that would be difficult to replace. Their departure, if unexpected and unplanned for, could cause a disruption to our business. Our competition for these individuals is intense, especially in the markets in which we operate. We may not succeed in identifying, attracting and retaining these personnel. Further, competitors and other entities have in the past recruited and may in the future attempt to recruit our employees, particularly our sales personnel. The loss of the services of our key personnel, the inability to identify, attract and retain qualified personnel in the future or delays in hiring qualified personnel, particularly technical and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as the timely introduction of new technology-based products and services, which could harm our business, financial condition and operating results.

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

    The market and demand for our products and services, to a varying extent, have been characterized by:

       ●   technological change;
       ●   frequent product and service introductions; and
       ●   evolving client requirements.

    We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to:

       ●   enhance our existing products and services;
       ●   successfully develop new products and services that meet increasing client requirements; and
       ●   gain market acceptance.

    To achieve these goals, we will need to continue to make substantial investments in sales and marketing. We may not:

       ●   have sufficient resources to make these investments;
       ●   be successful in developing product and service enhancements or new products and services on a timely basis, if at all; or
       ●   be able to market successfully these enhancements and new products once developed.

    Further, our products and services may be rendered obsolete or uncompetitive by new industry standards or changing technology.

Fluctuations in the costs of paper, ink, energy, and other raw materials may adversely impact us.

    Our business is subject to risks associated with the costs and availability of paper, ink, other raw materials, and energy. Increases in the costs of these items may increase our costs, and we may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact our customers’ demand for printing and related services. A severe paper or multi-market energy shortage could have an adverse effect upon many of our operations. Our business strategy in 2010 will be to monitor trends in the market and make purchases ahead on such raw materials as paper in quantities greater than our traditional just in time needs. By doing this, we will be able to stabilize overall margins in our print segments due to pricing pressures and competitiveness.

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

    As part of our business strategy, we have and may continue to acquire other businesses that complement our core capabilities. Our recent acquisitions are reflective of that strategy. The benefits of an acquisition may often take considerable time to develop and may not be realized. Acquisitions involve a number of risks, including:

       ●   the difficulty of integrating the operations and personnel of the acquired businesses into our ongoing operations;
       ●   the potential disruption of our ongoing business and distraction of management;
       ●   the difficulty in incorporating acquired technology and rights into our products and technology;
       ●   unanticipated expenses and delays relating to completing acquired development projects and technology integration;
       ●   a potential increase in our indebtedness and contingent liabilities, which could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;
       ●   the management of geographically remote units;
       ●   the establishment and maintenance of uniform standards, controls, procedures and policies;
       ●   the impairment of relationships with employees and clients as a result of any integration of new management personnel;
       ●   risks of entering markets or types of businesses in which we have either limited or no direct experience;
       ●   the potential loss of key employees or clients of the acquired businesses; and
       ●   potential unknown liabilities, such as liability for hazardous substances, or other difficulties associated with acquired businesses.

We have a history of losses prior to 2009.

    We incurred net losses and experienced negative cash flow for each quarter from inception through December 31, 2008, Fiscal 2009 was the first year since inception we have generated positive cash flows.  As of December 31, 2009, we have an accumulated deficit of $1,200,573. We expect to continue to generate positive cash flow during 2010 and further decrease our accumulated deficit. However should we acquire new businesses through acquisition there can be no assurances we achieve similar positive cash flows, even if we do, we may not be able to sustain.

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

The seasonality of our business makes it difficult to predict future results based on specific fiscal quarters.

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

    Stock of public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. We expect our stock price to be similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of our prospects or companies in our market could also depress our stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

       ●   variations in operating results;
       ●   announcements of strategic alliances or significant agreements by the Company or by competitors;
       ●   recruitment or departure of key personnel;
       ●   litigation, legislation, regulation of all or part of our business; and
       ●   changes in the estimates of operating results or changes in recommendations by any securities analyst that elect to follow our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTY.

    Our headquarters are located in Cary, North Carolina. We occupy 5,700 square feet of office space pursuant to a three-year lease, and we believe we have sufficient space to sustain our growth through 2010. Additionally, we have staff in South Florida and storage facilities in Durham NC.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, the Company may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business.

    We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

    From time to time, the Company’s customers file voluntary petitions for reorganization under United States bankruptcy laws. In the event certain pre-petition (pre-paid) payments are received by the Company, they could be considered preference items and subject to return. Management believes that the final resolution of these preference items will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common stock

    Our common stock currently trades on the OTC Bulletin Board under the symbol “ISDR.” The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Fiscal 2008
Quarter Ended March 31, 2008	$1.24	$0.35
Quarter Ended June 30, 2008	0.89	0.20
Quarter Ended September 30, 2008	0.52	0.03
Quarter Ended December 31, 2008	0.08	0.01
Fiscal 2009
Quarter Ended March 31, 2009	$0.03	$0.01
Quarter Ended June 30, 2009	0.11	0.01
Quarter Ended September 30, 2009	0.35	0.07
Quarter Ended December 31, 2009	0.28	0.13

    The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

    Our common stock trades on the OTC Bulletin Board under the symbol ISDR. Until March 20, 2008, our common stock was traded on the Pink sheets under the same symbol. Historically, our common stock was classified as a penny stock. Based on the trading prices during 2009, our common stock was considered a penny stock for purposes of federal securities laws.

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

Holders of Record

    As of December 31, 2009, there were approximately 730 holders of record of our common stock and 16,826,342 shares outstanding. There is one holder of preferred shares and as of December 31, 2009 there were 5 shares outstanding.

Dividends

    We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

ITEM 6. SELECT FINANCIAL DATA.

Summary of Operations for the periods ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Statement of Operations
Revenue	$1,885,232	$1,425,331
Cost of revenues	786,633	745,175
Gross profit	1,098,599	680,156
Operating costs	823,737	1,678,632
Operating income (loss)	274,862	(998,476)
Interest expense	(688)	(8,886)
Other income	-	44,319
Income (Loss) from operations	$274,174	$(963,043)

Concentrations:

    For the years ended December 31, 2009 and December 31, 2008, we generated revenues from the following revenue streams as a percentage of total revenue:

	2009	2008
Revenue Streams
Compliance and reporting services	37.8%	47.6%
Printing and financial communication	20.2%	31.8%
Fulfillment and distribution	23.6%	16.6%
Software licensing	4.8%	3.5%
Transfer agent services	13.6%	0.5%
Total	100.0%	100.0%

Percentages:

    Change expressed as a percentage increase or decrease for the years ended December 31, 2009 and December 31, 2009:

	Year ended December 31,
	2009	2008	% change
Revenue Streams
Compliance and reporting services	$713,510	$677,852	5.3%
Print and financial communications	381,347	453,928	(16.0%)
Fulfillment and distribution	444,920	236,066	88.5%
Software licensing	90,249	50,260	79.6%
Transfer agent services	255,206	7,225	3,432.3%
Total	$1,885,232	$1,425,331	32.3%

Cyclical, Seasonality and Other Factors That Could Affect the Company’s Business

    A greater portion of our printing, distribution and solicitation of proxy materials business segments will be processed during our second fiscal quarter (calendar quarter). Therefore the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we will seek to continue to grow our other revenue streams such as our transfer agency business, since they are linked to predictable periodic activity that is cyclical in nature and higher gross margins.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

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

2009 Overview

    The Company’s results from continuing operations improved in 2009 as compared to 2008. For the year ended December 31, 2009, revenue increased 32% to $1,885,232 from $1,425,331 in 2008. The largest increase in our revenues for fiscal 2009 as compared to fiscal 2008 was from our transfer agent business which we began in 2008. Although we achieved an increase in our overall revenues, we saw a decrease in our printing and financial communication business. This is a direct result of the decreased capital market transactions and new notice and access regulations causing corporate issuers to print fewer materials.

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

Results of Operations

    Revenue in fiscal 2009 increased 32% to $1,885,232 compared to $1,425,331 in fiscal 2008.  The increase of $459,901 was due primarily to an increase in transfer agent services of $247,981, and an increase in fulfillment and distribution services of $208,854.  Our transfer agent business was new in 2008, and therefore 2008 revenue was minimal. The results for the fiscal 2009 include a full year of transfer agent services.  The increase in fulfillment and distribution revenue was primarily due to the increase in shareholder communications such as news wire services, shareholder distribution and communication.  Over the next two years, we hope to continue to increase revenue in all five business lines through internal growth.  We will continue to evaluate strategic partnerships and acquisitions as opportunities arise. We believe that our xBRL services will be a differential factor that will help drive our growth.

Comparison of results of business streams for the three years ended December 31, 2009, 2008 and 2007

	Year ended December 31,
	2009	2008	2007

Compliance and reporting services	713,510	677,852	451,355
Print and financial communications	381,347	453,928	140,712
Fulfillment and distribution	444,920	236,066	28,793
Software licensing	90,249	50,260	19,290
Transfer agent services	255,206	7,225	—

2009 Revenue Backlog

    During the fourth quarter of 2009, we experienced several transactions that were delayed due to factors unattributed to our ability to deliver. Such delays were attributed to a higher than average amount of transactions from corporate issuers that caused the Securities and Exchange Commission to comment on a greater amount of preliminary or special proxy statements, and as a result we had a significant amount of revenue that was not recognized before the end of fiscal 2009. As of the time of this report we have begun to recognize revenues on a few projects and expect a good portion to occur by the end of the first quarter 2010.  Additionally, we carried as part of this backlog; software licensing revenues that were delayed in late 2009 and as of the time of this report have been recognized as January revenues.

We estimate that this revenue backlog is approximately $200,000 and is made up of software licensing and proxy engagements that include both services and printed materials. There can be no assurances that the Company will be able to recognize these revenues within a specified period; however as of the date of this report we have already been able to invoice and deliver approximately $75,000.

Cost of Services

    Cost of services in fiscal 2009 increased by 6% to $786,633 compared to $745,175 in fiscal 2008.  However, our overall gross margin increased 10% for fiscal 2009 to an average 58% or $1,098,599 compared to 48% or $680,156 for fiscal 2008. The increase in gross margin percentage is a result of our strategic expansion of our transfer agent business.  Furthermore, in fiscal 2009, personnel cost included in cost of services was 11% of revenue, compared to 20% in fiscal 2008.  The decrease in personnel cost included in cost of services as a percent of revenue is primarily due to our technology advancements and workflow systems utilized by both our clients and our staff.

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the year ended December 31, 2009 decreased approximately $39,311, or 14%, to $247,887, from $287,198 for the year ended December 31, 2008. The decrease is primarily due to $37,500 of stock-based expenses incurred in 2008 compared to zero in 2009.

General and Administrative Expenses

    General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses for the year ended December 31, 2009 decreased $688,639, or 56%, to $537,604 from $1,226,243 for the year ended December 31, 2008. In fiscal 2008, we incurred additional professional and consulting fees as we sought and evaluated various growth strategies. Approximately $600,000 of the fiscal 2008 expense was paid through the issuance of our common stock to employees and consultants in lieu of cash compensation and fees.

Depreciation, Amortization, and Impairment Charges

    Depreciation and amortization increased from $35,191 to $38,246 during fiscal 2009.   Additionally, we recorded an impairment charge of $130,000 during 2008, which is the amount of goodwill that we recorded as a result of the acquisition of Edgarization, LLC in March 2007. To determine the amount of impairment, management weighed specific business factors at that time such as:

       ●   General market conditions and lack of financing/liquidity/interest in the industry,
       ●   Customers’ inability to pay for services timely,

Other Income (Expense), Net

    Other income and expense is comprised of interest expense we incurred on our various notes payable and income we recorded as the result of one-time negotiations and settlements with various parties, and vary in each fiscal period according to the specific issues addressed in the period. Included in fiscal 2008 other income is a $16,902 gain that we recognized pursuant to a settlement agreement with Edgarization LLC.  The settlement agreement, dated January 28, 2009, provided for a payment of $35,000 in settlement of the remaining principal balance of the note payable that we issued pursuant to the acquisition of Edgarization in March 2007, and which resulted in the $16,902 gain, the effects of which we recorded in our financial statements for the year ending December 31, 2008 as negotiations were ongoing as of year end.  During fiscal 2008, we recognized other income totaling $27,417 which was principally comprised of an adjustment to an unsecured note payable we issued in connection with the acquisition of Basset Press after we resolved a dispute regarding the amount due with the note holder.

Income Taxes

    Federal income tax expense(benefit) for fiscal year 2009 and 2008 was zero. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit for the years ended December 31, 2009 and 2008 was recorded.

Net Income (Loss)

    We recorded net income of $274,174 in fiscal 2009 compared to a net loss of $963,043 in fiscal 2008. The loss in fiscal 2008 was principally due to expenses we incurred as we explored various acquisition and growth strategies, and was funded through the issuance of common stock.

Liquidity and Capital Resources

    We generated $186,601 cash from our operating activities during fiscal 2009 as compared to $11,452 cash in fiscal 2008. In fiscal 2009, we purchased equipment totaling $16,014 compared to $10,341 in 2008. Additionally we paid $64,828 toward our notes payable in 2009, compared to $40,062 in 2008, and during 2009, paid $10,083 for the repurchase of common stock. Also we did not raise any cash through the sale of equities in 2009 as compared to $50,000 in 2008.

    As of December 31, 2009, we had $146,043 in cash and cash equivalents and $152,069 net accounts receivable. Current liabilities as of December 31, 2009, totaled $185,050, including accrued payroll liabilities, accounts and notes payable, and accrued expenses. At December 31, 2009, our total assets exceeded our total liabilities by $279,955 and we had working capital of $138,505.

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

Disclosure about Off-Balance Sheet Arrangements

    We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

    Our vision is to be a market leader of unified regulatory solutions for compliance professionals, by providing a true single sourced model for issuers and the capital markets.

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

	Year ended December 31,
	2010	*	2009	2008	2007

Compliance and reporting services	$825,000		$713,510	$677,852	$451,355
Print and financial communications	400,000		381,347	453,928	140,712
Fulfillment and distribution	575,000		444,920	236,066	28,793
Software licensing	200,000		90,249	50,260	19,290
Transfer agent services	550,000		255,206	7,225	—
________________________________
* Revenue estimates are based on current organic revenue streams only, subject to adjustments based on market conditions and acceptance of our technologies in the marketplace. Refer also to the Cautionary Statement Concerning Forward Looking Statements included in this report.

Plan of Operation

    The following plan of operations provides information which our management believes is relevant to an assessment and understanding of our business, operations and financial condition. The discussion should be read in conjunction with the financial statements as of and for the periods ended December 31, 2009 and 2008, and the notes thereto which are included in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties and assumptions.

    Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained elsewhere in this Annual Report.

    In fiscal 2010, we will focus on expanding our existing customer relationships as well as acquiring new customers. We expect our revenues in 2010 to increase at a similar percentage as that of fiscal 2009 compared to 2008. Overall, we expect the increases will be in contract services such as transfer agency services, news wire services and software licensing. We believe that our unique offerings yield a competitive advantage in the marketplace even though we operate in a competitive sector. We anticipate further consolidation in the marketplace of financial printers and suppliers in 2010, which may result in pricing pressures; however, we believe our unique business segments will provide us the opportunity to increase our overall market.

    Technological advancements - such as the electronic distribution of documents, online distribution and notice and access programs, as well as print-on-demand technology will continue to impact the markets we serve in 2010 and beyond. We believe these new regulatory rules for notice and access will decrease the amount of printed materials we will deliver in 2010 but provide an opportunity for our proxy systems and technology notice and access system to materialize. To address these longer term industry concerns we have spent considerable amounts of time in specific segments of our business, building brands around Notice and Access, through our iProxy Direct systems, coupled with our partnership with GlobalMail.

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

    We derive revenues from five primary sources: Document Conversion Services, Print and Financial Communication, Fulfillment and Distribution, Software Licensing and Transfer Agent Services. We recognize revenue when services are rendered or delivered to customers either at time of delivery or completion, where collectability is probable. In the event we receive amounts in advance, the revenue is allocated as deferred revenues until the services are performed and the revenue is earned.

Allowance for Doubtful Accounts

    We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. As of December 31, 2009 and 2008, we had recorded an allowance for doubtful accounts of $16,785 and $43,764, respectively.

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

Impairment of Long-Lived Assets

    In accordance with FASB ASC No. 360 – Property Plant and Equipment  (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"), long-lived assets, such as property and equipment and intangible assets are not subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Recently Issued Accounting Pronouncements

    In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies.

    In August 2009, the FASB issued ASU 2009-05 (ASC 820-10) to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In particular, ASU 2009-05 specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. ASU 2009-05 (ASC 820-10) is prospectively effective for financial statements issued for interim or annual periods ending after October 1, 2009. The Company adoption of ASU 2009-05 (ASC 820-10) did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We do not believe that we face material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $146,043 and $50,367 at December 31, 2009 and 2008, respectively. We held no marketable securities as of December 31, 2009, or 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

    Our balance sheets as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity/deficit and cash flows for the two years ended December 31, 2009, and 2008, together with the independent registered public accountants’ report thereon appear beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Effective September 28, 2007, we retained the accounting firm of De Joya Griffith & Company, LLC (“De Joya”) to serve as our principal independent accountant to review or audit, as the case may be, our financial statements beginning with fiscal year ended December 31, 2002. Before we engaged De Joya as our principal independent accountant, we did not consult with De Joya regarding the application of accounting principles to a specific transaction; or the type of audit opinion that might be rendered on our financial statements; or regarding any matters that were the subject of any disagreement between us and any of our former principal independent accountants.

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

    Effective January 9, 2009, we engaged GBH CPAs, PC (“GBH”) as our new independent registered public accounting firm. The decision to engage GBH was made and approved by our Board of Directors.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

    Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2009 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Management's Annual Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 9B. OTHER INFORMATION.

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers

    At December 31, 2009, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
Brian R. Balbirnie	38	Chairman of the Board, Chief Executive Officer
Wesley Pollard	39	Chief Financial Officer
Edward P. Gistaro	73	Director
Chauncey E. Schmidt	75	Director

Brian R. Balbirnie – Chairman, Chief Executive Officer

    Brian R. Balbirnie is the Chairman and Chief Executive Officer for Issuer Direct Corporation, and one of the initial co-founders of the Company. Prior to starting the Company, Mr. Balbirnie was the managing partner of a compliance and consulting practice – focused on the Sarbanes Oxley Act. Mr. Balbirnie also served as the Chief Financial Officer and Chief Operating Officer for Mobile Reach International, a public entity located in North Carolina; responsible for the day to day operations, including all facets of SEC reporting. Mr. Balbirnie spent several years consulting with companies, assisting in public strategies, Merger Acquisitions and financial reporting. In the early nineties, Mr. Balbirnie founded the first wireless data compression solutions exclusively sold through the Bell South and AT&T channel network – winning “best wireless company” – by Ziff Davis. Mr. Balbirnie attended St. Petersburg College majoring in Business Administration and Marketing.

Wesley Pollard – Chief Financial Officer

    Prior to joining the Company, Mr. Pollard was employed by Digital Lifestyle Outfitters (“DLO”) from July 2006 through May 2009. DLO was acquired by Philips Electronics in mid 2007; Mr. Pollard served as Vice President of Finance prior to the acquisition, and Head of Finance following the acquisition.  Prior to DLO, Mr. Pollard served as International Controller for Tekelec, Inc. from June 2005 to June 2006 and Director of Finance for BioStratum, Inc from June 2001 through June 2005.  Mr. Pollard also assisted Home Director from June 2000 to June 2001 as the Corporate Controller.  From December 1999 to June 2009, Mr. Pollard served as the Director of SEC and Financial reporting for BuildNet, Inc. Mr. Pollard also spent five years at PricewaterhouseCoopers, LLP. Mr. Pollard is a Certified Public Accountant and holds his Master of Accounting from the University of North Carolina.

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

James M. Learish – Former President and Director

    Mr. Learish served as President until January 8, 2009 and Director until he resigned December 8, 2009. He is one of the co-founders of the Company. Prior to starting the Company, Mr. Learish spent over four years as a Managing Director in multiple strategic business and investment consultancies that consulted to private and public companies on all areas of business operations, including raising capital, going public, and shareholder communications. In addition to his investment and shareholder communications experience, Mr. Learish performed executive consulting duties in the telecommunication, pharmaceutical, high-tech, utility, and domestic & international banking industries for companies such as GlaxoSmithKline, Wachovia, TECO Energy, and Mercantil, C.A., Mr. Learish holds an MBA from Duke University (1998) and a BS in Finance from the Florida Southern College (1991).

Lori Jones – Former Chief Financial Officer

    Lori Jones was appointed Chief Financial Officer in June 2008 and served until a successor was names on December 10, 2009. She served as Chief Executive Officer and Chief Financial Officer of Analytical Surveys, Inc. (“ASI”) from December 2004 and January 2003, respectively, through March 2008, when ASI acquired Axion International Inc. From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company. From May 2000 to March 2001, Ms. Jones served as the Chief Financial Officer of Worldmerc Incorporated. From January 1999 to May 2000, Ms. Jones was the Chief Financial Officer of Billserv Inc., an electronic billing presentation and payment service company. Ms. Jones is a C.P.A. and holds a M.B.A. from the University of Texas at San Antonio.

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

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal years 2006, 2007, 2008 and 2009 by our principal executive officer, principal financial officer and our two other former executive officers (collectively, the “Named Executive Officers”).

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Years ended Dec 31	Salary		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation ($)

Brian R. Balbirnie	2009	$99,500		—	—	—	—	—	—
Chairman, Chief Executive Officer	2008	$56,700		—	68,750	—	—	—	—
	2007	$27,000		—	—	—	—	—	—
	2006	$67,500	1	—	—	—	—	—	—

Wesley Pollard	2009	—		—	—	—	—	—	—
Chief Financial Officer

James M. Learish	2008	$56,500		—	56,250	—	—	—	—
Former President	2007	$15,000		—	—	—	—	—	—
	2006	$67,500	2	—	—	—	—	—	—

Lori Jones	2009	39,100		—	—	—	—	—	—
Former Chief Financial Officer	2008	18,000		—	29,000	—	—	—	—

——————————————
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

Compensation of Directors

    During the years ending December 31, 2009 and 2008, we did not pay cash or equity compensation to our non-employee directors. At December 31, 2009 and 2008, there were no arrangements, “standard” or otherwise, pursuant to which any director of the Company was compensated for any service he or she provided as a director, including, without limitation, any additional amounts payable to any director for committee participation or special assignments. During fiscal year ended December 31, 2009 and 2008, there were no arrangements, including, without limitation, consulting contracts, pursuant to which any director of the Company was compensated for any service he or she provided as a director, and/or otherwise entered into in consideration of any director’s service on the Company’s Board of Directors.

Outstanding Equity Awards at Fiscal Year End - None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2010 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and “named executive officers”; and (iii) all of our executive officers and directors as a group:

Name of Beneficial Owner		Number of Shares		Percent of Class(1)
Directors and Named Executive Officers
Brian R. Balbirnie	— Chief Executive Officer	5,996,000	(2)	36.63%
Wesley Pollard	— Chief Financial Officer	—		—
Edward Gistaro	— Director	136,139		0.81%
Chauncey Schmidt	— Director	122,334		0.73%
Lori Jones	— Former Chief Financial Officer	332,000		1.97%
All Directors and Executive Officers as a group (5 persons)	6,586,473	40.14%

Other 5% Stockholders
James Michael	2,805,000	16.67%
———————

1
As of February 22, 2010, we had 16,826,342 shares of common stock outstanding. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

2
As of December 31, 2009 Mr. Balbirnie held shares both in certificate and beneficial name; of which 5,945,000 common shares were held as affiliate control certificate and 51,000 common shares held in beneficial street position.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In February 2009, our former President sold 2,250,000 shares from his beneficial holdings in a private transaction for $6,750 to the Company. The shares were retired, and we reduced paid-in capital by $4,500; and in January 22, 2010 Mr. Learish sold his remaining 425,000 shares in a private transaction to a current shareholder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)           Audit Fees.

    Audit fees billed by GBH, CPAs, PC (“GBH”) for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 filed with the SEC for last year totaled $30,000. Audit fees billed by GBH for the year ended December 31, 2008 were also $30,000.

(b)           Audit-Related Fees.

    None

(c)           Tax Fees.

    None

(d)           All Other Fees.

None

PART IV
ITEM 15. EXHIBITS.

(a)           Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)           Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
———————
* Filed herewith

(c)           Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: March 16, 2010	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie Chairman of the Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2008.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 16, 2010	Chief Executive Officer and Chairman of the Board of Directors
Brian R. Balbirnie		and Director (principal executive officer)

/s/ Wesley Pollard	March 16, 2010	Chief Financial Officer (principal financial officer)
Wesley Pollard

/s/ Edward P. Gistaro	March 16, 2010	Director
Edward P. Gistaro

/s/ Chauncey Schmidt	March 16, 2010	Director
Chauncey Schmidt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Issuer Direct Corporation
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/GBH CPAs, PC

www.gbhcpas.com
Houston, Texas

March 16, 2010

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$146,043	$50,367
Accounts receivable (net of allowance for doubtful accounts of $16,785 and $43,764, respectively)	152,069	165,681
Security deposits	6,242	6,242
Other current assets	19,201	2,855
Total current assets	323,555	225,145
Furniture, equipment and improvements (net of accumulated depreciation of $18,316 and $43,201, respectively)	21,087	15,987
Other long-term assets	-	2,000
Intangible assets (net of accumulated amortization and impairment of $67,833 and $170,000, respectively)	120,363	147,695
Total assets	$465,005	$390,827

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable - Trade	$51,715	$143,560
Accrued expenses	59,810	128,050
Note payable – related party	73,525	73,525
Notes payable – other	-	64,828
Total liabilities	185,050	409,963

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized Series A, 60 shares designated, 5 and 7 shares issued and outstanding, respectively	5	7
Series B, 476,200 shares designated; no shares issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 16,826,342 and 18,834,717 shares issued and 16,826,342 and 18,830,222 shares outstanding , respectively	16,826	18,834
Additional paid-in capital	1,463,697	1,441,006
Treasury stock, at cost, 4,495 shares at December 31, 2008	-	(4,236)
Accumulated deficit	(1,200,573)	(1,474,747)
Total stockholders' equity (deficit)	279,955	(19,136)
Total liabilities and stockholders’ equity (deficit)	$465,005	$390,827

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008
Revenues
Document conversion	$713,510	$677,852
Printing and financial communication	381,347	453,928
Fulfillment and distribution	444,920	236,066
Software licensing	90,249	50,260
Transfer agent services	255,206	7,225
Total	1,885,232	1,425,331

Cost of services	786,633	745,175
Gross profit	1,098,599	680,156
Operating costs and expenses
General and administrative	537,604	1,226,243
Sales and marketing expenses	247,887	287,198
Impairment charges	-	130,000
Depreciation and amortization	38,246	35,191
Total operating costs and expenses	823,737	1,678, 632
Net operating income (loss)	274,862	(998,476)
Other income (expense):
Interest expense	(688)	(8,886)
Gain on settlement of debt	-	16,902
Other income	-	27,417
Total other income (expense)	(688)	35,433
Net income (loss)	$274,174	$(963,043)
Loss per share – basic and diluted	$0.02	$(0.05)

Weighted average number of common shares outstanding – basic	17,014,713	17,834,100
Weighted average number of common shares outstanding – diluted	17,017,850	17,834,100

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock		Common Stock		Treasury	Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Deficit	Equity (Deficit)
Balance at December 31, 2007	7	7	16,235,723	16,235	(4,236)	654,455	(511,704)	154,757
Issuance of common stock for cash at $0.50	—	—	100,000	100	—	49,900	—	50,000
Issuance of common stock for employee incentives	—	—	800,000	800	—	186,700	—	187,500
Issuance of common stock for settlement of accrued liabilities and for services	—	—	1,699,000	1,699	—	549,951	—	551,650
Adjustment to actual shares	—	—	(6)	—	—	—		—
Net loss	—	—	—	—	—	—	(963,043)	(963,043)
Balance at December 31, 2008	7	$7	18,834,717	$18,834	$(4,236)	$1,441,006	$(1,474,747)	$(19,136)
Repurchase and retirement of treasury shares	—	—	(2,273,804)	(2,273)	4,236	(12,046)	—	(10,083)
Issuance of common stock for employee incentives	—	—	150,000	150	—	24,850	—	25,000
Issuance of common stock for services	—	—	100,000	100	—	9.900	—	10,000
Redemption of preferred shares	(2)	(2)	20,000	20	—	(18)	—	—
Cancellation of shares	—	—	(4,571)	(5)	—	5	—	—
Net income	—	—	—	—	—	—	274,174	274,174
Balance at December 31, 2009	5	$5	16,826,342	$16,826	—	1,463,697	(1,200,573)	279,955

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$274,174	$(963,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	61,340	54,490
Depreciation and amortization	38,246	35,191
Impairment charges	—	130,000
Gain on settlement of debt	—	(16,902)
Stock-based expenses	10,000	668,150
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(47,728)	(95,217)
Decrease (increase) in deposits and prepaids	(14,347)	69
Increase (decrease) in accounts payable	(91,844)	88,855
Increase (decrease) in accrued expenses	(43,240)	109,859
Net cash used by operating activities	186,601	11,452

Cash flows from investing activities
Purchase of equipment	(16,014)	(10,341)
Net cash used by investing activities	(16,014)	(10,341)

Cash flows from financing activities
Repurchase of common stock	(10,083)	—
Proceeds from sale of common stock	—	50,000
Payments for notes payable	(64,828)	(40,062)
Net cash provided by financing activities	(74,911)	9,938

Net change in cash	95,676	11,049
Cash – beginning	50,367	39,318
Cash – ending	$146,043	$50,367

Supplemental disclosures:
Cash paid for interest	$1,192	$3,994
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Retirement of treasury shares	$10,083	$—
Cancellation of common shares	$4,236	$—
Issuance of common shares for redemption of preferred shares	$20	$—
Accrued expenses settled by issuance of common shares	$25,000	$71,000

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:   Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger of My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. The transaction has been accounted for as a reverse merger.  My EDGAR was the acquiring entity for accounting purposes. While the transaction was accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of My EDGAR’s capital structure.

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

Note 2:    Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Significant intercompany accounts and transactions are eliminated in consolidation.

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

Property and Equipment

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

Earnings per Share

We comply with FASB ASC No. 260 – Earnings per Share (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”) and SEC Staff Accounting Bulletin (“SAB”) No. 98, which require that basic net income/(loss) per common share be computed by dividing net income/(loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as convertible preferred stock, outstanding during the period.  Common shares of approximately 2,777 issuable upon the potential conversion of the Company’s Series A Convertible Preferred Stock were included in the computation of diluted earnings per common share for  the year ended December 31, 2009.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on client account balances, and a reserve based on our historical experience. We recorded bad debt expense of $61,340 and $57,490 during the years ended December 31, 2009 and 2008, respectively.

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.

Impairment of Long-lived Assets

In accordance with FASB ASC No. 360 – Property Plant and Equipment  (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"), long-lived assets, such as property and equipment, and intangible assets not subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Fair Value Measurements

As of December 31, 2009 and 2008, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

We adopted the fair value provisions applicable to nonfinancial assets and nonfinancial liabilities in this first quarter of 2009. Our assets and liabilities that are subject to these provisions during 2009 include our intangible assets, consisting of goodwill, domain names and software, and our long-lived assets. The adoption of the fair value provisions applicable to nonfinancial assets and liabilities did not have a significant impact on the determination or reporting of our financial results.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, and unsecured notes payable approximate their carrying amounts. The interest rates payable on our notes approximate market rates on similar borrowings at December 31, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, the FASB issued ASU 2009-05 (ASC 820-10) to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In particular, ASU 2009-05 specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. ASU 2009-05 (ASC 820-10) is prospectively effective for financial statements issued for interim or annual periods ending after October 1, 2009. The Company adoption of ASU 2009-05 (ASC 820-10) did not have a material impact on the Company’s consolidated financial statements.

Note 3:   Fixed Assets

	December 31,
	2009	2008
Computers & equipment	$35,442	$35,004
Furniture	3,961	3,961
Software	-	20,223
Total fixed assets, gross	39,403	59,188
Less: Accumulated depreciation	(18,316)	(43,201)
Total fixed assets	$21,087	$15,987

Depreciation expense for the years ended December 31, 2009 and 2008 totaled $10,913 and $10,691, respectively.

Note 4:   Goodwill and Other Intangible Assets

The components of goodwill and intangible assets are as follows:

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Domain name	$40,000	$(32,000)	$8,000
Customer lists	30,000	(15,000)	15,000
Customer relationships-noncontractual	25,000	(12,500)	12,500
Proprietary software	50,000	(8,333)	41,667
Goodwill	43,195	—	43,195
Total intangible assets	$188,195	$(67,833)	$120,362

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Domain name	$40,000	$(24,000)	$16,000
Customer lists	30,000	(9,000)	21,000
Customer relationships-noncontractual	25,000	(7,500)	17,500
Proprietary software	50,000	—	50,000
Goodwill	43,195	—	43,195
Total intangible assets	$188,195	$(40,500)	$147,695

Goodwill

At December 31, 2009 and 2008, our recorded goodwill totaled $43,195, which was solely related to our acquisition of Basset Press in July 2007. We conducted our 2008 annual impairment analysis during the third quarter of 2008 and determined that the total amount of goodwill recorded related to our 2007 acquisition of Edgarization, LLC was impaired. Accordingly, we recorded an impairment charge of $130,000 during the year ended December 31, 2008, which also included an impairment of $40,000 for intangible assets acquired from Edgarization LLC.  In connection with the determination of the impairment, management weighed specific business factors at that time, such as:

      ●   General market conditions and lack of financing/liquidity/interest in the industry,
      ●   Customers’ inability to pay for services timely,
      ●   Note payable to Edgarization LLC was in default,
      ●   Legal dispute against Edgarization LLC in regards to interference of business ongoing by the note holder

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon our evaluation of goodwill at December 31, 2009, no impairment was necessary.

Intangible Assets

        In July 2007, as part of the Basset Press acquisition, we acquired $105,000 of identifiable intangible assets including $30,000 for customer lists, $25,000 for non-contractual customer relationships, and $50,000 for proprietary software or intellectual property. Customer lists and relationships are subject to amortization and have approximate estimated useful lives of five years.  At the date of the acquisition and through the year ended December 31, 2008, we assigned an indefinite life to the proprietary software and included such software in our annual evaluation of impairment. During the first quarter of 2009, we reevaluated the useful life of the propriety software and have assigned a remaining estimated useful life of 6 years to such asset.

In March 2007, as part of the Edgarization LLC acquisition, we acquired $40,000 of identifiable intangible assets including $15,000 for customer lists and $25,000 for non-contractual customer relationships. During 2008, we determined that these identifiable intangible assets were impaired and accordingly, the entire $40,000 was included in the $130,000 impairment charge discussed above.

The amortization of intangible assets is a charge to operating expenses and totaled $27,333, and $24,500 in 2009 and 2008, respectively.

The future amortization of the identifiable intangible assets is as follows:

Years Ending December 31:
2010	$27,333
2011	18,333
2012	13,833
2013	8,333
Thereafter	-
Total	$67,832

Note 5:    Notes payable

As of December 31, 2008, we had two unsecured notes payable as follows:

	December 31, 2009	December 31, 2008
Unsecured Note Payable in connection with the asset purchase agreement in March 2007, with interest of 8%;	$—	35,000
Unsecured Note Payable in connection with the July 2, 2007 acquisition of Bassett Press, with interest of 8%, due and payable monthly	—	29,828
	—	64,828
Less current portion	—	64,828
Total long-term notes payable	$—	$—

On January 28, 2009, we entered into a settlement and release agreement with the holder of the note payable that we issued in March 2007. Pursuant to the terms of the agreement, the holder agreed to accept $35,000 in full payment of principal and interest, which was paid in full on January 28, 2009. We recognized a gain on settlement of debt of approximately $16,900 as of December 31, 2008, when we reduced the carrying value of the debt pursuant to the settlement agreement.

In August 2009, we fully repaid the $25,000 note payable issued in connection with the Bassett Press acquisition.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6:   Notes payable – Related Party

       As of December 31, 2009 and 2008, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	December 31
	2009	2008
Note Payable to our Chief Executive Officer in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and was due on December 31, 2008. The note is in default at December 31, 2009, and as of the date of this filing, and the holder has the right to demand payment at any time. There are no penalties associated with the default.	$23,525	$23,525

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of $1,000,000 in gross proceeds of the private placement.	25,000	25,000

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent the placement agent funds of an aggregate of $1,000,000 in gross proceeds of the private placement.	25,000	25,000
Total notes payable- related party	$73,525	$73,525

Note 7:   Preferred stock and common stock

As of December 31, 2009 and 2008, there were five and seven shares of Series A Convertible Preferred Stock (“Preferred Stock”) outstanding, respectively, each of which are convertible into 556 shares of our common stock. Although the Certificate of Designation of the rights, preferences and limitations of the Preferred Stock provides for dividends equal to eleven percent (11.0%) per year on the liquidation preference of $25,000 per share, we have not declared or accrued such dividends.  At December 31, 2009, cumulative undeclared dividends on the five shares of Preferred Stock then issued and outstanding were approximately $210,000. These shares were issued by our predecessor company and the original documentation which would validate claims thereto is not available, and we are taking steps to retire the series. In April 2009, we issued 20,000 common shares to the holder of two preferred shares, for a value of $100 each, in settlement of the stated value and any potential claims to accumulated dividends thereon. Additionally, under Delaware law, dividends are an obligation only when declared, and the Board has not declared any dividends payable on the Series A Preferred Stock.

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2009 and 2008, there were no issued and outstanding shares of such preferred stock.

The Company has never declared or paid any cash dividends on its common stock.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        During year ended December 31, 2009, changes in the shares of our common stock outstanding as follows:

	Year ended December 31, 2009	Year ended December 31, 2008
Balance at beginning of year	18,834,717	16,235,723
Repurchase and retirement of treasury shares (1)	(2,273,804)	-)
Issuance of common stock for services (2)	100,000	1,699,000
Equity Transactions (3)	-	100,000
Issuance of common stock for employee incentives (4)	150,000	800,000
Cancellation of shares	(4,571)	(6)
Redemption of preferred shares	20,000	-
Balance at end of year	16,826,342	18,834,717

    1.    Repurchase and retirement of treasury shares:

●   In February 2009, our former President, who remained on the Board of Directors until December 9, 2009, sold 2,250,000 shares from his beneficial holdings in a private transaction for $6,750 to the Company. The shares were retired, and we reduced paid-in capital by $4,500.

●   In October 2009, the Company repurchased 23,804 shares from a former beneficial shareholder for $3,333.

    2.    Shares issued for services to consultants:

Year ending December 31, 2008

●   On February 1, 2008, 450,000 shares were issued to a consultant under an agreement entered into on November 1, 2007. The fair market value of the shares totaled $229,500, or $0.51 per share, which represents the closing price on the date of issuance.

●   In February 2008, we issued 150,000 of our common stock to a consultant and former officer of Bassett Press, who is not an employee of the Company, pursuant to an agreement which provided for the issuance of 50,000 shares of our common stock prior to a three-for-one forward split that occurred simultaneous to our acquisition of Basset Press in June 2007. The fair market value of the shares totaled $62,500, or $0.42 per share ($1.25 on a pre-split basis).

●   On February 5, 2008, we issued 42,000 shares of our common stock to the former officers of Docucon for services accrued in fiscal 2007. The fair market value of the shares totaled $29,400, or $0.70 per share, which represents the closing price on the date of issuance.

●   On January 28, 2008, we entered into an agreement with a consultant and issued 100,000 shares of our common stock in connection with the agreement. The fair market value of the shares totaled $74,000, or $0.74 per share, which represents the closing price on the date of issuance.

●    On May 15, 2008, the Company entered into an agreement pursuant to a potential acquisition wherein we issued 150,000 shares of our common stock in exchange for exclusivity period rights. Due diligence was conducted and the exclusivity period expired without definitive action by the Company. The fair market value of the shares totaled $33,000, or $0.22 per share, which represents the closing price on the date of the agreement, and which recorded as a general and administrative expense.

●   On June 5, 2008, we entered into a consulting agreement with our former Chief Financial Officer and agreed to issue 32,000 shares of our common stock in payment of services rendered in June and July 2008. The fair market value of the shares totaled $8,000, or $0.25 per share, which represents the closing price on the date of the agreement.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●   On June 30, 2008, we entered into an advisory services agreement with a Consultant to serve as a member of the Company’s advisory board to render services to assist us with various aspects of financing, business operations, acquisition identification, and other advisory services. We issued 150,000 shares pursuant to the advisory board agreement. The fair market value of the shares totaled $78,000, or $0.52 per share, which represents the closing price on the date of issuance.

●   On August 29, 2008, we issued 175,000 shares to an individual in settlement of the individual’s claim for unpaid consulting services. The fair market value of the shares totaled $8,750, or $0.05 per share, which represents the closing price on the date of the agreement.

●   On September 2, 2008, we issued 150,000 shares to a Consultant pursuant to an advisory services agreement as restricted securities as defined under Rule 144. The advisory services agreement engages the Consultant to serve as a member of the Company’s advisory board and to render services to assist us with various aspects of financing, business operations, acquisition identification, and other advisory services. The fair market value of the shares totaled $7,500, or $0.05 per share, which represents the closing price on the date of the agreement.

●    On September 16, 2008, we issued 300,000 shares pursuant to an amended consulting agreement with our former Chief Financial Officer in payment of services. These shares were issued as restricted securities as defined under Rule 144. The fair market value of the shares totaled $21,000, or $0.07 per share, which represents the closing price on the date of the agreement.

Year ending December 31, 2009

We issued 100,000 shares of our common stock in July 2009 to a consultant in exchange for certain consulting services, with an estimated fair market value of $10,000, which is equal to the closing price of our common stock on the date of the issuance.

    3.    Shares issued in connection with equity agreements.

Year ending December 31, 2008

●   On February 27, 2008, we sold 50,000 shares of our common stock to an accredited investor for $25,000 in cash in a transaction that did not involve a public offering. The fair market value of the shares totaled $25,000, or $0.50 per share.

●   On June 12, 2008, we sold 50,000 shares of our common stock to an accredited investor for $25,000 in cash in a transaction that did not involve a public offering. The fair market value of the shares totaled $25,000, or $0.50 per share.

There were no shares issued in connection with equity agreements during the year ending December 31, 2009.

    4.    Shares issued for compensation:

Year ending December 31, 2008

●   On February 2, 2008, we issued 150,000 shares of our common stock in connection with an employment agreement with a former officer of Bassett Press. The fair market value of the shares totaled $25,000, or $0.25 per share, which represents the closing price on the date of the agreement.

●   On June 30, 2008, we issued a total of 650,000 shares, or 275,000, 225,000, and 150,000 shares of our common stock to our CEO, President, and Director of Business Development, respectively, as bonus compensation in recognition of their service to the Company. The fair market value of the shares totaled $162,500, or $0.25 per share, which represents the closing price on the date the compensation was approved.

Year ending December 31, 2009

●   In February 2009, we issued 150,000 shares of our common stock in connection with an employment agreement with a former officer of Bassett Press. The fair market value of the shares totaled $25,000, or $0.17 per share, which represents the closing price on the date of the agreement. These shares were issued pursuant to the employment agreement and the amount payable was accrued at December 31, 2008.

●    In February 2009, our former President sold 2,250,000 shares from his beneficial holdings in a private transaction for $6,750 to the Company. The shares were retired, and we reduced paid-in capital by $4,500.

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

Note 8:   Commitments and Contingencies

Office Lease

In May 2007, we signed a three-year lease for 5,700 square feet for our corporate headquarters, located at 201 Shannon Oaks Circle Suite 105 Cary, NC 27511. Rental expenses associated with the leased premise totaled $78,189 and $92,335 for the years ended December 31, 2009 and 2008. Required minimum lease payments for fiscal 2010 total $60,000.

Note 9:   Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2009
Revenues	$475,538	$765,808	$326,433	$320,453
Cost of goods	214,001	271,041	145,491	156,100
Gross profit	258,537	494,767	180,942	164,353
Gross profit percentage	55%	65%	55%	51%
Operating costs and expenses	165,921	225,850	191,982	239,590
Net income (loss)	91,345	268,852	(9,958)	(75,237)
Net income (loss) per share – fully diluted	$0.01	$0.02	$(0.00)	$(0.00)
Weighted average shares outstanding basic – fully diluted	17,635,276	16,751,905	16,854,717	16,827,087

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2008
Revenues	$293,350	$450,799	$312,378	$368,804
Cost of goods	137,721	284,195	161,853	161,406
Gross profit	155,628	166,604	150,525	207,399
Gross profit percentage	53%	37%	48%	56%
Operating costs and expenses	516,493	521,480	413,554	227,103
Net income (loss)	(388,541)	(332,826)	(267,609)	25,933
Net income (loss) per share – fully diluted	$(0.023)	$(0.019)	$(0.015)	$0.001
Weighted average shares outstanding basic – fully diluted	16,887,877	17,243,658	18,346,282	18,834,723

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10:   Concentrations

For the years ended December 31, 2009 and December 31, 2008, we generated revenues from the following revenue streams as a percentage of total revenue:

	2009	2008
Revenue Streams
Document conversion	37.8%	47.6%
Printing and financial communication	20.2%	31.8%
Fulfillment and distribution	23.6%	16.6%
Software licensing	4.8%	3.5%
Transfer agent services	13.6%	0.5%
Total	100.0%	100.0%

During the years ended December 31, 2009 and 2008, revenue generated from one customer comprised 28.6% and 10.4%, respectively, of our total annual revenues. As of December 31, 2009, one customer comprised 17.8% of our total accounts receivable.  As of December 31, 2008, two customers comprised 41.0% and 14.3% of our total accounts receivable.

We believe we did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 11:   Income Taxes

At December 31, 2009 and 2008, we had a federal net operating loss carry forward of approximately $10,526,081 and $10,980,180, respectively.  These loss carry forwards are available to reduce future taxable income and will expire through 2029 if not utilized.  Due to the reverse merger and change in control in 2007, the Company’s utilization of pre-merger net operating losses may be subject to limitations.

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

The provision for income taxes consisted of the following components for the years ended December 31:

	2009	2008
Current:
Federal	—	—
State	—	—
Deferred:	—	—
	—	—

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$3,684,000	$3,815,000
Accrued liabilities	42,000	23,000
Intangibles and goodwill	18,000	39,000
Total deferred tax assets	3,744,000	3,877,000
Less: valuation allowance	(3,744,000)	(3,877,000)
Net deferred tax assets	$—	$—

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $3,744,000 and $3,877,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the uncertainty around their ultimate realization, management elected to fully reserve the Company’s deferred tax assets as of December 31, 2009 and 2008.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2009	2008
Federal statutory tax rate	35.0%	(35.0)%
Utilization of net operating loss carryforward	(35.0)%	-%
Permanent difference and valuation allowance	-%	35.0%
Effective tax rate	0.0%	0.0%

Note 12:         Subsequent Events

The Company evaluated subsequent events through March 16, 2010, which is the date the financial statements were issued and there were no other significant events to report.