Form 10-K/A
period 2009-12-31
ISSUER DIRECT CORP
filed 2010-03-17
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————————————————————
FORM 10-K/A
No.1
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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on March 16, 2010, is to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from our Form 10-K formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets at December 31, 2009 and 2008; (ii) Consolidated Statements of Operations for the years ended December 31, 2009, and 2008; (iii) Consolidated Statements of Stockholders Deficit for the years ended December 31, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for years ended December 31, 2009, and 2008; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

ISSUER DIRECT CORPORATION

Date: March 17, 2010	By:	/s/ Brian R. Balbirnie
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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        During year ended December 31, 2009, changes in the shares of our common stock outstanding as follows:

	Year ended December 31, 2009	Year ended December 31, 2008
Balance at beginning of year	18,834,717	16,235,723
Repurchase and retirement of treasury shares (1)	(2,273,804)	-
Issuance of common stock for services (2)	100,000	1,699,000
Equity Transactions (3)	-	100,000
Issuance of common stock for employee incentives (4)	150,000	800,000
Cancellation of shares	(4,571)	(6)
Redemption of preferred shares	20,000	-
Balance at end of year	16,826,342	18,834,717

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