Form 10-Q
period 2010-03-31
ISSUER DIRECT CORP
filed 2010-05-05
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
or

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
———————

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 17,435,312 shares of common stock were issued & outstanding as of May 3, 2010.

TABLES OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets as of March 31, 2010 and 2009	3
Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	4
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	5
Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	16
Item 4T. Controls and Procedures.	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	17
Item 1A. Risk Factors.	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17
Item 3. Defaults Upon Senior Securities.	17
Item 4. Submission of Matters to a Vote Of Security Holders.	17
Item 5. Other Information.	17
Item 6. Exhibits.	17

Signatures	18

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$315,380	$146,043
Accounts receivable, (net of allowance for doubtful accounts of $48,210 and $16,785, respectively)	197,591	152,069
Security deposits	6,242	6,242
Other current assets	19,008	19,201
Total current assets	538,221	323,555
Furniture, equipment and improvements, (net of accumulated depreciation of $20,620 and $18,316, respectively)	23,480	21,087
Intangible assets, (net of accumulated amortization and impairment of $74,667 and $67,833, respectively)	113,529	120,363
Total assets	$675,230	$465,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,542	$51,715
Accrued expenses	50,446	59,810
Note payable – related party	—	73,525
Total liabilities	111,988	185,050

Stockholders’ equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized – Series A, 60 shares designated, 31 and 5 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively, Series B, 476,200 shares designated; no shares issued and outstanding	31	5
Common stock $.001 par value, 100,000,000 shares authorized, 17,435,312 and 16,826,342 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.	17,435	16,826
Additional paid-in capital	1,611,685	1,463,697
Accumulated deficit	(1,065,909)	(1,200,573)
Total stockholders’ equity	563,242	279,955
Total liabilities and stockholders’ equity	$675,230	$465,005

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenues
Compliance and reporting services	$163,196	$195,859
Printing and financial communication	114,108	105,086
Fulfillment and distribution	127,604	140,105
Software licensing	67,767	17,438
Transfer agent services	132,406	14,050
Total	605,081	472,538

Cost of services	199,255	214,001
Gross profit	405,826	258,537
Operating costs and expenses
General and administrative	160,301	101,600
Sales and marketing expenses	64,192	54,990
Depreciation and amortization	11,399	9,331
Total operating costs and expenses	235,892	165,921
Net operating income	169,934	92,616
Other income (expense):
Interest expense	(35,270)	(1,271)
Total other income (expense)	(35,270)	(1,271)
Net income before taxes	$134,664	$91,345
Income tax expense (benefit)	—	—
Net income	$134,664	$91,345
Income per share – basic	$0.01	$0.01
Income per share - diluted	$0.01	$0.01
Weighted average number of common shares outstanding - basic	16,843,108	17,631,384
Weighted average number of common shares outstanding - diluted	16,887,181	17,676,941

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,

	2010	2009
Cash flows from operating activities:
Net income	$134,664	$91,345
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,399	9,331
Bad debt	32,111	10,344
Non-cash interest expense	34,179	––
Stock-based compensation	27,000	––
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(77,633)	27,362
Decrease (increase) in deposits and prepaids	193	(3,878)
Increase (decrease in accounts payable	9,827	(11,586)
Increase (decrease) in accrued expenses	4,555	(18,261)

Net cash provided by operating activities	176,295	104,657

Investing activities
Purchase of property and equipment	(6,958)	(1,974)
Net cash used by investing activities	(6,958)	(1,974)

Financing activities
Repurchase of common stock	––	(6,750)
Repayments of notes payable	––	(37,430)
Net cash used in financing activities	––	(44,180)

Net change in cash	169,337	58,503
Cash - beginning	146,043	50,367
Cash - ending	$315,380	$108,870

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$––	$579
Cash paid for income taxes	$––	$––
Non-cash activities:
Accrued expenses settled by issuance of common shares	$––	$25,000
Related party notes payable and accrued interest converted to common shares	$59,666	$––
Related party notes payable and accrued interest converted to preferred shares	27,780	––
.

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Accounting Policies

Basis of Presentation

    The unaudited interim balance sheet as of March 31, 2010 and statement of operations and cash flows for the three month periods ended March 31, 2010 and 2009 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the “Company’s”)  2009 audited financial statements filed on Form 10-K.

Note 2.	Summary of Significant Accounting Policies

Earnings per Share

    We comply with FASB ASC No. 260 – Earnings per Share (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”) and SEC Staff Accounting Bulletin (“SAB”) No. 98 which require that basic net income (loss) per common share be computed by dividing net income/(loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted net income/(loss) for the period is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as convertible preferred stock, outstanding during the period.  Common shares of approximately 258,323 and 41,665 issuable upon the potential conversion of the Company’s Series A Convertible Preferred Stock were included in the computation of diluted earnings per common share in the three month periods ended March 31, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

    We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary on client account balances, and a reserve based on our historical experience.  During the three month periods ending March 31, 2010 and 2009, we recorded bad debt expense totaling $32,111 and $10,344, respectively.

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

    At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year to date period.  Based upon our evaluation of possible future events and transactions, and expected changes to our valuation allowance and utilization of our net operating loss carryforwards, we currently estimate our effective tax rate for the 2010 fiscal year will be 0%.

Fair Value Measurements

    As of March 31, 2010 and December 31, 2009, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

    We adopted the fair value provisions applicable to nonfinancial assets and nonfinancial liabilities in the first quarter of 2009. Our assets and liabilities that are subject to these provisions include our intangible assets, consisting of goodwill, domain names and software, and our long-lived assets. The adoption of the fair value provisions applicable to nonfinancial assets and liabilities did not have a significant impact on the determination or reporting of our financial results.

    We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts.

Recent Accounting Pronouncements

    The adoption of recently issued accounting pronouncements did not have a material effect on our financial position or results from operations.  We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3:	Notes payable – related party

    As of December 31, 2009, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	March 31, 2010	December 31, 2009
Note Payable to our Chief Executive Officer in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and was due on December 31, 2008. The note was in default at December 31, 2009. The note and accrued interest was converted into 26 shares of Series A preferred stock during the three month period ended March 31, 2010.	$––	$23,525

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement. The note and accrued interest was converted into 229,485 shares of common stock during the three month period ended March 31, 2010.	––	25,000

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement. The note and accrued interest was converted into 229,485 shares of common stock during the three month period ended March 31, 2010.	––	25,000
Total notes payable - related party	$––	$73,525

Note 4.	Preferred stock and common stock

    During the three months ended March 31, 2010, we had the following preferred and common stock transactions:

•
On March 25, 2010, we issued 150,000 shares of common stock to our Chief Financial Officer in exchange for services.  The fair market value of the shares totaled $27,000, or $0.18 per share, which represents the closing price on the date of issuance.

•
On March 31, 2010, we issued 458,970 shares of commons stock to two Directors of the Company for the conversion of notes payable totaling $50,000 and accrued interest of $9,666.  The notes payable and accrued interest were converted at $0.13 per share, which represents the average share price over the prior twelve months.  The fair value of common stock on the date of the transaction was $0.18.  The difference of $0.05 per share, or $22,949, has been recorded as additional interest expense.

•
On March 31, 2010, we issued 26 shares of Series A preferred stock to our Chief Executive Officer for the conversion of a note payable in the amount of $23,525 and accrued interest of $4,245.  The fair value of the preferred stock on the date of the transaction was $39,000, which was determined based upon the number of common shares issuable upon conversion of the preferred shares into common stock, 216,666, and the market price of our common stock on the date of the agreement of $0.18.  The difference between the carrying value of the debt and accrued interest and the fair value of the preferred shares of $11,230 has been recorded as additional interest expense.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

    At March 31, 2010, we had 31 outstanding shares of Series A Preferred Stock.  Although the Certificate of Designation of the rights, preferences and limitations of the Preferred Stock provides for dividends equal to eleven percent (11.0%) per year on the liquidation preference of $25,000 per share, we have not declared or accrued such dividends. Under Delaware law, dividends are an obligation only when declared, and the Board has not declared any dividends payable on the Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 8,333 shares of common stock. Of the outstanding preferred shares, 5 of these shares were issued by our predecessor company and the original documentation which would validate claims thereto is not available, and we are taking steps to retire those shares.

Note 5.	Concentrations

    For the three-month periods ended March 31, 2010 and 2009, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended
	March 31,
	2010	2009
Revenue Streams
Compliance and reporting services	27.0%	41.5%
Printing and financial communication	18.9%	22.2%
Fulfillment and distribution	21.1%	29.6%
Software licensing	11.2%	3.7%
Transfer agent services	21.8%	3.0%
Total	100.0%	100.0%

    One customer accounted for 16.7% of the operating revenues during the three month period ended March 31, 2010.  One customer accounted for 41.8% of the operating revenues during the three month period ended March 31, 2009.  At March 31, 2010, two customers accounted for 32.7% (20.4% and 12.3%) of our total accounts receivable.  At March 31, 2009, three customers accounted for 40.8% (17.4%, 13.0%, and 10.4%) of our total accounts receivable.

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

    We leverage our securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required. We believe our comprehensive set of services enables us to be the financial services provider of choice for our clients; for example corporate issuers utilize our services from document creation all the way to dissemination to regulatory bodies and shareholders. With this cohesive example, all of our business segments are able to recognize revenues through the delivery and communication process.

    As a shareholder regulatory compliance company of choice, we are dedicated to assisting our corporate issuers in an ever-changing regulatory environment to comply with the myriad of rules imposed by regulatory bodies. The majority of our business involves the distribution of content either electronically or traditional paper form to governing bodies and shareholders alike through our integrated back office systems and service platform. Under these regulations, we are licensed to disseminate, communicate and/or solicit on behalf of our clients, the issuers.

    We continue to focus on both the organic growth of our revenue streams as well as evaluating potential acquisitions that would complement our core business operations and accelerate our overall mission of providing a complete solution for all corporate issuers.

Revenue Segments

    The Company’s core businesses operates within the financial compliance sector, including but not limited to financial reporting, print and production, proxy tabulation and solicitation as well as the safeguarding of shareholder records through transfer agent service offerings. These services are designed to offer issuers a comprehensive set of solutions for complying and communicating their messages to their audiences.  Our products and service offerings are summarized below:

Compliance and Reporting Services

    As a full service compliance and regulatory filing agent, we assist corporate issuers, funds, law firms, resellers, and individuals with all of their securities filing needs. Most companies are required to file corporate documents to and with the Securities and Exchange Commission; including: registration statements, annual reports, quarterly reports, prospectuses, information statements, material event filings, proxy statements, ownership documents, and more.

    Additionally, our XBRL (eXtensible Business Reporting Language) filing solutions leverage both our knowledge and expertise coupled with technology systems and tagging components to meet current and upcoming SEC regulations.

    Our online compliance system encompasses self-filing tools, regulatory filing creation, and document hosting and collaboration for those compliance professionals that desire the hands on self-filing method directly with the Securities and Exchange Commission’s Edgar system.

Transfer Agent Service

    We operate our transfer agent business under the brand Direct Transfer. Our shareholder services business provides a complete array of agency and registrar services beyond traditional transfer agents. By combining our online issuer portal technologies, corporate issuers and their constituents can manage, issue, monitor, communicate and disseminate all facets of managing shareholder information.

    Our commitment to compliance and safeguarding of information goes beyond our SAS70 business process. We maintain our client’s books and records in the manner we would expect ours to be managed – that second to none service has enabled us to be one of the fastest growing transfer agents in the last half of 2009.

    Corporate issuers have the ability to take advantage of the following:

           ●   Issue, manage and monitor all corporate stock of the company online;
           ●   Print on Demand Digital Certificate Library;
           ●   Communicate with shareholders with the click of a mouse with e-Notify;
           ●   Setup, monitor and direct an annual meeting and proxy vote;
           ●   Warrant, Escrow and Rights offerings; and
           ●   Corporate re-organization services including CUSIP, FINRA and state filing needs.

Printing and Financial Communication

    We have continued to expand our printing and communications reach in the market by integrating real-time status compliance tracking into our workflow systems for compliance professionals. Our digital print management, Print-on-Demand, and full web press production systems have continued to gain market traction considering the competitiveness and pricing pressures over the past 18 months. We have established a competitive advantage in the market by bundling short run service offering to issuers who prefer to print what we refer to as ‘one-too-many’ of any corporate documents or compliance filing.

    Today we produce a comprehensive array of documents for many of the nation's leading corporations, mutual fund companies, law firms, and investment banks. Our financial printing expertise gives us the edge in the market - giving our customers the confidence and time to focus on their business. Our production staff has a deep understanding of the regulatory requirements that drive many of the printed materials required to be distributed today - such as the new Summary Prospectus for funds and Notice and Access for corporate issuers.

    Over the past 6 months we have expanded our reach into the mutual fund marketplace by releasing our iFUND fulfillment, Print-on-Demand (POD) and compliance system. As the method of delivery is changing, iFUND is uniquely positioned to take advantage of both traditional full set postal delivery as well as digital on demand.

    Overall we expect print on demand to comprise a greater percentage of our print business; this would include reminder mailings, and our new Notice and Access system for proxy materials and annual meeting management.

Fulfillment and Distribution

    The demand for materials such as proxy statements (annual and special meetings), shareholder requests, prospectuses, and annual and semiannual fund reports fluctuates and, overall, is affected by new notice and access regulations. The demand for fulfillment and distributions has typically been seasonal and increases significantly immediately following a period of annual report filings and related disclosures. We have made great strides to minimize the seasonality typically found in this industry segment by developing our e-notify iFund fulfillment portal, summary prospectus technologies, customized digital document hosting and compliance tools – which have  expanded our reach to the mutual fund, fund managers and administrators market.

Proxy Systems

    Our Proxy system (iProxyDirect) is a comprehensive technology platform that encompasses issuers, shareholders, banks, brokers and vital constituents during the proxy process. iProxy is the only voting platform where corporate issuers and mutual funds/administrators can setup, manage, communicate and monitor the entire proxy process from one online system. iProxy offers Notice & Access options, material on demand fulfillment, digital delivery, and secure document hosting coupled with real-time voting.

Software Licensing

    One of our focuses over the past year has been to build proprietary technologies to help drive both our back office and the back offices of our clients. As it overlays our entire business, we have been able to efficiently manage our corporate issuers’ data, shareholders’ communications and compliance requirements from one portal, unlike anyone else in the market. We currently utilize one system with which corporate issuers can request, communicate and distribute virtually any regulatory document, announcement or shareholder request securely via any web browser.

    We recently began licensing our compliance technologies to partners whom have a reach in the market beyond our client base. We intend to continue licensing our section 16 self-filing software, and our new Form D and Schedule 13 self-filing system.

    As our systems continue to evolve to meet the growing needs of compliance and regulatory professional we anticipate a larger portion of our business will be derived from this segment by providing the compliance community licenses to our platform.

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

Results from Operations

Revenues

Comparison of results of operations for the three months ended March 31, 2010 and 2009

	Three months ended
	March 31
	2010	2009	% change
Revenue Streams
Compliance and reporting services	$163,196	$195,859	(16.7)%
Printing and financial communication	114,108	105,086	8.6%
Fulfillment and distribution	127,604	140,105	(8.9)%
Software licensing	67,767	17,438	288.6%
Transfer agent services	132,406	14,050	842.4%
Total	$605,081	$472,538	28.1%

    Total revenue increased $132,543, or 28%, during the three months ended March 31, 2010 as compared to the same period in fiscal 2009. The increase in revenue was due primarily to an increase in transfer agent services of $118,356 and an increase in software licensing of $50,329.

    Compliance and reporting service revenue decreased $32,663 during the three months ended March 31, 2010 as compared to the same fiscal period in 2009.  The decrease is primarily due to two factors: (1) pricing pressures in the market forcing us to modify current agreements with corporate issuers that resulted in us changing our unlimited Edagrization services into a by the page arrangement or bundled offering; and (2) the market continued to show signs of attrition in certain markets. We have made efforts to stabilize this business by further bundling our compliance reporting with other comparable services.

    Printing and financial communication revenue increased $9,022 during the three months ended March 31, 2010 as compared to the same period in fiscal 2009.  The increase in this revenue stream is primarily due to a greater number of materials printed because of the regulatory transactions that we managed during the period. This includes portions of the carry over revenue from the end of fiscal year 2009. We do expect this revenue stream to continue to show signs of further growth throughout the coming quarters as we are in the midst of a seasonal peak for proxy and regulatory delivery.

    Fulfillment and distribution revenue decreased $12,501 during the three months ended March 31, 2010 as compared to the same period in fiscal 2009.  The decrease in revenue is simply a result of full set material delivery continuing to decrease and notice and access, as well as other digital delivery, picking up momentum with shareholders and corporate issuers. Although top line revenues, in many cases, are less with notice and access compared to full set material delivery, the profit margins associated with notice and access are far greater and will continue to increase as wide scale commercialization of our proxy system continues.

    The increase in software licensing revenue of $50,329 during the three months ended March 31, 2010 as compared to the same period in fiscal 2009 was primarily due to a strategic partner licensing our section 16 self-filing system. Now that we are making our platforms available to the industry through select partners, we expect that we will see further licensing of our compliance tools coupled with our continued proxy portal licensing.

    Our transfer agent business began in the fourth quarter of 2008, and was therefore relatively new during the three months ended March 31, 2009.  The increase of $118,356 during the three months ended March 31, 2010 as compared to the same period in fiscal 2009 was due to the continued expansion of the customer base and infrastructure to support this business.

    During the three months ended March 31, 2010, one customer accounted for 16.7% of our operating revenues.  During the three months ended March 31, 2009, one customer accounted for 41.8% of our operating revenues.

    Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors”  which can be found in our most recent Annual Report on Form 10-K.

Cost of Revenues and Gross Margin

    Cost of revenues consist primarily of  direct labor costs, third party licensing, print production materials, postage and outside services directly related to the delivery of services to our customers.  Cost of revenues declined by $14,746 to $199,255 from $214,001, or 6.9%, for the three months ended March 31, 2010 as compared to the same period in 2009.  Therefore, our gross margins increased from 55% during the three months ended March 31, 2009 to 67% during the three months ended March 31, 2010.  The improvement to our cost of revenue as a percentage of revenue for the three months ended March 31, 2010 was primarily due to i) the improvement in operating efficiencies of our compliance business; ii) the increase in software licensing based services; iii) our direct purchasing relationships from paper manufacturers; and iv) the strategic expansion of our transfer agent business, which has higher margins.

    Costs related to compliance and reporting service are related principally to direct labor costs and third party vendor costs, which we utilize to manage peak demand periods.

    Costs related to printing and financial communications fluctuate periodically, and we strive to maintain reasonable margins for these services.

    We incur direct labor costs for software licensing, as all development is performed in-house.  To date, costs have not been significant, nor do we expect a significant increase in future periods.

    To date, costs for transfer agent services have also been minimal, in proportion to this growing revenue stream.  We will devote additional resources to this service offering as we expand these services in future periods.

Operating Expenses

    General and Administrative Expense

    General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses for the three month period ended March 31, 2010 increased $58,701 to $160,301 from $101,600 for the comparable period in fiscal 2009.  The increase in fiscal 2010 was primarily due to an increase in stock based compensation of $27,000 and an increase of $21,767 in bad debt expense as compared to the same period in fiscal 2009. We did not issue stock-based compensation awards in the 2009 period.

    Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses during the three month period ended March 31, 2010 increased slightly by $9,202 as compared to the same period in fiscal 2009.

    Depreciation and Amortization

    Depreciation and amortization expense during the three month period ended March 31, 2010 increased slightly by $2,068 as compared to the same period in fiscal 2009.

    Other expense

    Other expense consists primarily of interest expense on related party notes payable.  We recorded other expense of $35,270 for the three month period ended March 31, 2010 compared to $1,271 in the comparable period in fiscal 2009.  In fiscal 2010, we recorded non-cash interest expense of $34,179 upon the conversion of the notes payable into shares of the company for the value of the shares received in excess of the carrying value of the notes payable and accrued interest.

    Net Income

    Net income for the quarter ending March 31, 2010 was $134,664, as compared to net income of $91,345 in the same period in 2009. The favorable results were primarily due to the increase in revenue and the decrease in cost of services discussed above, and were slightly offset by the increase in interest expense caused by the conversion of the notes payable.

Liquidity and Capital Resources

    As of March 31, 2010, we had $315,380 in cash and cash equivalents and $197,591 net accounts receivable. Current liabilities at March 31, 2010, totaled $111,988, including accrued payroll liabilities, and accrued expenses. At March 31, 2010, our total assets exceeded our total liabilities by $563,242.  In March 2010, we converted all remaining notes payable into shares of common and preferred stock and therefore we are no longer in default of any outstanding debt.

    We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. We believe cash flow from operations, together with cash on hand, will be adequate to meet our capital needs for the next twelvemonths; however, it is possible that we may have to raise additional funds through the issuance of equity in order to meet our obligations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

2010 Outlook

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

    We pride ourselves on the best systems, the best service to our clients, the highest support to our staff; record results, higher returns to our shareholders, and higher rewards to our team members.

    Our strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing our focus on productivity, and acquiring and integrating complementary businesses.

	Year ended December 31,
	Projected 2010	*	2009	2008	2007

Compliance and reporting services	$825,000		$713,510	$677,852	$451,355
Print and financial communications	400,000		381,347	453,928	140,712
Fulfillment and distribution	575,000		444,920	236,066	28,793
Software licensing	200,000		90,249	50,260	19,290
Transfer agent services	550,000		255,206	7,225	—
________________________________
* Revenue estimates are based on current organic revenue streams only, subject to adjustments based on market conditions and acceptance of our technologies in the marketplace. Refer also to the Cautionary Statement Concerning Forward Looking Statements included in this report.

    Despite the current market environment, our strategy remains focused on the continuance of profitable quarterly results. In order to accomplish this, we will continue to make prudent investments that support our new business opportunities and leverage our emerging compliance platform. We are focusing many of our initiatives on technology systems that facilitate a cohesive emergence of products and services that make it easier for compliance professionals to manage an array of regulatory driven activities.

    Management remains focused on quarterly profits and the reduction of overall liabilities. Evidence of this during the period was the retirement of the company’s notes payable to its Directors. Furthermore, management is exploring options for both an employee option plan and a share repurchase program. Management also expects the current economic environment to create opportunities for targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs.

Off-Balance Sheet Arrangements

    We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    In March 2010, we issued 150,000 shares of our common stock to our Chief Financial Officer in exchange for services.  The fair market value of the shares totaled $27,000, or $0.18 per share, which represents the closing price on the date of issuance. In March 2010, we issued 458,970 shares to two Directors of the Company for the conversion of notes payable and accrued interest of $59,666.  In March 2010, we issued 26 shares of Series A preferred stock to our Chief Executive Officer for the conversion of notes payable and accrued interest of $27,770.  The shares issued in these transactions were restricted securities as defined under Rule 144 of the Securities Act of 1933 (the “Act”).  The issuances of the securities were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Act.

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

ITEM 6.  EXHIBITS.

    (a)           Exhibits.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
———————
* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISSUER DIRECT CORPORATION

May 5, 2010	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

May 5, 2010	By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer