Form 10-Q
period 2010-06-30
ISSUER DIRECT CORP
filed 2010-08-09
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 17,535,312 shares of common stock were issued and outstanding as of August 9, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	1
	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	2
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	3
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4T.	Controls and Procedures.	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	14
Item 1A.	Risk Factors.	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 3.	Defaults Upon Senior Securities.	14
Item 4.	(Removed and Reserved).	14
Item 5.	Other Information.	14
Item 6.	Exhibits.	14

Signatures		15

EX-31.1	Chief Executive Officer Certification Pursuant to Section 302
EX-31.2	Chief Financial Officer Certification Pursuant to Section 302
EX-32.1	Chief Executive Officer Certification Pursuant to Section 906
EX-32.2	Chief Financial Officer Certification Pursuant to Section 906

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,623,824	$146,043
Accounts receivable, (net of allowance for doubtful accounts of $59,789 and $16,785, respectively)	836,014	152,069
Security deposits	6,242	6,242
Other current assets	33,934	19,201
Total current assets	2,500,014	323,555
Furniture, equipment and improvements (net of accumulated depreciation of $26,227 and $18,316, respectively)	20,380	21,087
Intangible assets (net of accumulated amortization and impairment of $81,500 and $67,833, respectively)	106,695	120,363
Total assets	$2,627,089	$465,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,721,948	$51,715
Accrued expenses	195,057	59,810
Notes payable – related party	-	73,525
Total liabilities	1,917,005	185,050

Stockholders' equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized – Series A, 60 shares designated, 31 and 5 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively, Series B, 476,200 shares designated; no shares issued and outstanding.	31	5
Common stock $.001 par value, 100,000,000 shares authorized, 17,535,312 and 16,826,342 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.	17,535	16,826
Additional paid-in capital	1,629,584	1,463,697
Accumulated deficit	(937,066)	(1,200,573)
Total stockholders' equity	710,084	279,955
Total liabilities and stockholders’ equity (deficit)	$2,627,089	$465,005

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues	$2,359,650	$765,808	$2,964,731	$1,238,341
Cost of services	1,913,101	271,041	2,112,356	485,041
Gross profit	446,549	494,767	852,375	753,300
Operating costs and expenses
General and administrative	205,678	138,527	365,979	240,125
Sales and marketing expenses	103,319	77,391	167,511	132,381
Depreciation and amortization	10,181	9,932	21,580	19,264
Total operating costs and expenses	319,178	225,850	555,070	391,770
Net operating income	127,371	268,917	297,305	361,530
Other income (expense):
Interest income (expense), net	1,472	(65)	(33,798)	(1,336)
Total other income (expense)	1,472	(65)	(33,798)	(1,336)
Net income	$128,843	$268,852	$263,507	$360,194
Income per share - basic	$0.01	$0.02	$0.02	$0.02
Income per share - fully diluted	$0.01	$0.02	$0.02	$0.02
Weighted average number of common shares outstanding - basic	17,493,090	16,748,783	17,169,575	16,187,857
Weighted average number of common shares outstanding - fully diluted	17,751,413	16,795,573	17,321,365	16,240,388

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$263,507	$360,194
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,580	19,264
Bad debt expense	47,780	26,963
Non-cash interest expense	34,178	-
Stock-based expenses	45,000	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(731,725)	(122,564)
Decrease (increase) in deposits and prepaids	(14,733)	(21,911)
Increase (decrease) in accounts payable	1,670,233	(63,305)
Increase (decrease) in accrued expenses	149,166	(5,389)
Net cash provided by operating activities	1,484,986	193,252

Cash flows from investing activities:
Purchase of property and equipment	(7,205)	(11,661)
Net cash used in investing activities	(7,205)	(11,661)

Cash flows from financing activities:
Repurchase of common stock	-	(6,750)
Repayments of notes payable	-	(39,828)
Net cash used in financing activities	-	(46,578)

Net change in cash	1,477,781	135,013
Cash – beginning	146,043	50,367
Cash – ending	$1,623,824	$185,380

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$518	$1,192
Cash paid for income taxes	$-	$-

Non-cash activities:
Accrued expenses settled by issuance of shares	$-	$25,000
Related party notes payable and accrued interest converted to common shares	$59,666	$-
Related party notes payable and accrued interest converted to preferred shares	$27,780	$-
.

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of June 30, 2010 and statements of operations and cash flows for the periods ended June 30, 2010 and 2009 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the Company’s) 2009 audited financial statements filed on Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All reclassifications have been applied consistently for the periods presented.

Note 2.	Summary of Significant Accounting Policies

Earnings per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted income per share for the quarter and six months ending June 30, 2010, gives effect to the weighted average of 258,323 shares issuable upon conversion of the Company’s shares of preferred stock.  Diluted income per share for the quarter and six months ending June 30, 2009, gives effect to the weighted average of 41,665 shares issuable upon conversion of the Company’s shares of preferred stock.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions.  During the three month period and six month period ended June 30, 2010, we recorded bad debt expense totaling and $15,659 and $47,780, respectively.  During the three month period and six month period ended June 30, 2009, we recorded bad debt expense totaling $16,158 and $26,963, respectively.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Fair Value Measurements

As of June 30, 2010 and December 31, 2009, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3.	Notes payable – related party

As of December 31, 2009, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	June 30, 2010	December 31, 2009
Note Payable to our Chief Executive Officer in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and was due on December 31, 2008. The note was in default at December 31, 2009. The note and accrued interest was converted into 26 shares of Series A preferred stock during the six month period ended June 30, 2010.	$––	$23,525

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement. The note and accrued interest was converted into 229,485 shares of common stock during the six month period ended June 30, 2010.	––	25,000

Unsecured Note Payable to a Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement. The note and accrued interest was converted into 229,485 shares of common stock during the six month period ended June 30, 2010.	––	25,000
Total notes payable - related party	$––	$73,525

Note 4.	Preferred stock and common stock

        During the six months ended June 30, 2010, we had the following preferred and common stock transactions:

●
On March 25, 2010, we issued 150,000 shares of common stock to our Chief Financial Officer in exchange for services.  The fair market value of the shares totaled $27,000, or $0.18 per share, which represents the closing price on the date of issuance.

●
On March 31, 2010, we issued 458,970 shares of commons stock to two prior Directors of the Company for the conversion of notes payable totaling $50,000 and accrued interest of $9,666.  The notes payable and accrued interest were converted at $0.13 per share, which represents the average share price over the prior twelve months.  The fair value of common stock on the date of the transaction was $0.18.  The difference of $0.05 per share, or $22,949, has been recorded as additional interest expense.

●
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

●
On May 10, 2010, we issued 100,000 shares of common stock to our Chief Financial Officer in exchange for services.  The fair market value of the shares totaled $18,000, or $0.18 per share, which represents the closing price on the date of issuance.

At June 30, 2010, we had 31 outstanding shares of Series A Preferred Stock.  Although the Certificate of Designation of the rights, preferences and limitations of the Preferred Stock provides for dividends equal to eleven percent (11.0%) per year on the liquidation preference of $25,000 per share, we have not declared or accrued such dividends. Under the provisions of the Certificate of Designation, dividends are an obligation only when declared, and the Board has not declared any dividends payable on the Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 8,333 shares of common stock. Of the outstanding preferred shares, 5 of these shares were issued by our predecessor company and the original documentation which would validate claims thereto is not available, and we are taking steps to retire those shares.

Note 5.	Concentrations

For the three- and six-month periods ended June 30, 2010 and 2009, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Six months ended
	June 30		June 30
Revenue Streams	2010	2009	2010	2009
Compliance and reporting services	7%	25.9%	11.1%	31.8%
Printing and financial communication	53.5%	24.7%	46.4%	23.8%
Fulfillment and distribution	34.2%	18.9%	31.5%	23.0%
Software licensing	1.2%	8.3%	3.3%	6.6%
Transfer agent services	4.1%	22.2%	7.7%	14.8%
Total	100.0%	100.0%	100.0%	100.0%

One customer accounted for 78.7% and 62.7% of operating revenues during the three month period and six month period ended June 30, 2010, respectively.  One customer accounted for 43.1% and 42.5% of our operating revenues during the three month period and six month period ended June 30, 2009, respectively.

At June 30, 2010, one customer accounted for 73.0% of our total accounts receivable. As of December 31, 2009, one customer accounted for 17.8% of our total accounts receivable.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 6.	Subsequent events.

The Company has evaluated all events that occur after the balance sheet date as of June 30, 2010 through the date when the financial statements were issued to determine if they must be reported.  Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Overview

        Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted), was formed in February 2006 as My Edgar, Inc; a full-service provider of financial print and related compliance communications both online and in print. We acquired Edgarization, LLC and Basset Press in March and July 2007, respectively. In December 2007, we became publicly traded through a reverse merger transaction with Docucon Incorporated, a Delaware company. In December 2007, we changed our name to Issuer Direct Corporation.

We leverage our securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required. We believe our comprehensive set of services enables us to be the financial services provider of choice for our clients; for example corporate issuers utilize our services from document creation all the way to dissemination to regulatory bodies and shareholders. With this cohesive example, all of our business segments are able to generate revenues through the delivery and communication process.

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

Revenue Segments

The Company’s core businesses operate within the financial compliance sector, including but not limited to financial reporting, print and production, proxy tabulation and solicitation as well as the safeguarding of shareholder records through transfer agent service offerings. These services are designed to offer issuers a comprehensive set of solutions for complying and communicating their messages to their audiences.  Our products and service offerings are summarized below:

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

Printing and Financial Communication

We have continued to expand our printing and communications reach in the market by integrating real-time status compliance tracking into our workflow systems for compliance professionals. Our digital print management, Print-on-Demand, and full web press production systems have continued to gain market traction considering the competitiveness and pricing pressures over the past two years. We believe we have established a competitive advantage in the market by bundling short run service offering to issuers who prefer to print what we refer to as ‘one-too-many’ of any corporate documents or compliance filing.

Today we produce a comprehensive array of documents for many of the nation's leading corporations, mutual fund companies, law firms, and investment banks. We believe our financial printing expertise gives us the edge in the market - giving our customers the confidence and time to focus on their business. Our production staff has a deep understanding of the regulatory requirements that drive many of the printed materials required to be distributed today - such as the new Summary Prospectus for funds and Notice and Access for corporate issuers.

Over the past nine months, we have expanded our reach into the mutual fund marketplace by releasing our iFUND fulfillment, Print-on-Demand (POD) and compliance system. As the method of delivery is changing, iFUND is uniquely positioned to take advantage of both traditional full set postal delivery as well as digital on demand. On June 17, 2010 we entered into a strategic alliance with Edgar Online to jointly extend XBRL solutions to the Mutual Fund marketplace. By adding Edgar Online’s XBRL tagging services to our Interactive Fund Platform – (IFP), we believe our iFUND platform will become the industry standard for Mutual Funds that seek to find a seamless offering to serve both regulatory compliance needs and shareholder requests.

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

Proxy Systems

Our Proxy system (iProxyDirect) is a comprehensive technology platform that encompasses issuers, shareholders, banks, brokers and vital constituents during the proxy process. We believe iProxy is the only voting platform where corporate issuers and mutual funds/administrators can setup, manage, communicate and monitor the entire proxy process from one online system. iProxy offers Notice & Access options, material on demand fulfillment, digital delivery, and secure document hosting coupled with real-time voting.

Software Licensing

One of our focus points over the past year has been to build proprietary technologies to help drive both our back office and the back offices of our clients. As it overlays our entire business, we have been able to efficiently manage our corporate issuers’ data, shareholders’ communications and compliance requirements from one portal, unlike anyone else in the market. We currently utilize one system with which corporate issuers can request, communicate and distribute virtually any regulatory document, announcement or shareholder request securely via any web browser.

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

News Wire Distribution

Our custom newswire distribution services meet all Securities and Exchange Commission (SEC) disclosure requirements as it distributes news to thousands of online sites, financial desktops, newspapers, reporters and wire services, through our strategic news dissemination partner. Releases are also archived and accessible through such popular services as Lexis-Nexis, Dow Jones News Retrieval, Factiva and e-Notify.

e-Notify is our proprietary digital on demand system that can be added to any news wire service. Corporate issuers can choose from both an e-distribution and Print-on-Demand e-Notify campaign via our online portal technologies; at the same time a press release or earning release is created. We are the only regulatory business services company offering this today.

Results of Operations

Revenues

Comparison of results of operations for the three and six months ended June 30, 2010 and 2009

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2010	2009	2010	2009
Compliance and reporting services	$165,414	$198,160	$328,610	$394,020
Printing and financial communication	1,262,870	189,520	1,376,978	294,607
Fulfillment and distribution	806,320	144,935	933,924	285,039
Software licensing	28,214	63,487	95,981	80,919
Transfer agent services	96,832	169,706	229,238	183,756
Total	$2,359,650	$765,808	$2,964,731	$1,238,341

Total revenue increased $1,593,842 and $1,726,390, or 208% and 139%, respectively, during the three and six months ended June 30, 2010 as compared to the same periods in fiscal 2009.  The overall increase in revenue is primarily due to an increase in printing and financial communication revenue of $1,073,350 and $1,082,371, and increases in fulfillment and distribution revenue of $661,385 and $648,885, respectively, during the three and six months ended June 30, 2010 as compared to the same periods in fiscal 2009.

Compliance and reporting service revenue decreased $32,746 and $65,410, respectively, during the three and six months ended June 30, 2010 as compared to the same periods in fiscal 2009.  The decrease is primarily due to two factors: (1) pricing pressures in the market forcing us to modify current agreements with corporate issuers that resulted in us changing our unlimited Edgarization services into a by the page arrangement or bundled offering; and (2) the capital markets continue to deliver less filings and a reduced number of transactional offerings.   We have made efforts to stabilize this business by further bundling our compliance reporting with other comparable services.

Printing and financial communication revenue increased $1,073,350 and $1,082,371, respectively, in the three and six months ended June 30, 2010 as compared to the same periods in fiscal 2009.  During the second quarter of 2010, we successfully executed a large print and fulfillment project in the mutual fund market which accounted for substantially all of the increase in printing and financial communication revenue.  The profit margin on this job was below our normal margin requirements.  However, we believe we gained significant market momentum and exposure that we will be able to apply to similar opportunities in the future as we continue to devote resources to growing this business segment.  These types of projects are difficult to forecast and take a great deal longer to win; therefore, there can be no assurances we will be able to deliver a project of this size in the future.

Fulfillment and distribution revenue increased $661,385 and $648,885, respectively, in the three and six months ended June 30, 2010 as compared to the same periods in fiscal 2009.  The increase was principally the result of the fulfillment and distribution portion of the large project previously mentioned in our print and financial communication revenue discussion.  We anticipate that the revenues generated in this segment will continue to be cyclical in nature and account for significant portions of our growth going forward as we continue to commercialize our iFUND platform and print to fulfill systems.

Software licensing revenues decreased by $35,273 in the in the three months ended June 30, 2010 as compared to the same period in fiscal 2009.  The decrease is primarily due to a onetime event in 2009, which involved a Troubled Asset Relief Program (TARP) client, which did not repeat in the same period this year.   Software licensing increased slightly by $15,062 in the six months ended June 30, 2010 as compared to the same period in fiscal 2009.  During the first quarter of 2010, we licensed section 16 software to a strategic partner which offset the decrease in revenue during the second quarter of 2010.

Transfer agent revenue decreased by $72,874 in the three months ended June 30, 2010 as compared to the same period in fiscal 2009.  During the three months ended June 30, 2009, we recognized non-recurring revenue of approximately $152,000 from a project that is not a part of our core transfer agent services.  Excluding this project, our core transfer agent business increased to $96,832 in the three months ended June 30, 2010 from $17,341 during the same period of fiscal 2009, an increase of 458%.  Transfer agent revenue increased by $45,482 in the six months ended June 30, 2010 as compared to the same period in 2009.  Again, excluding the non-core services in 2009, our transfer agent business increased $197,857, or 630% in the six months ended June 30, 2010 as compared to the same period in fiscal 2010.  Our transfer agent business began in the fourth quarter of 2008, and the increase in our core revenue is due to the continued expansion of our customer base and infrastructure to support this business.

During the three and six months ended June 30, 2010, one customer accounted for 78.7% and 62.7% of our operating revenues, respectively.  During the three and six months ended June 30, 2009, one customer accounted for 43.1% and 42.5% of our operating revenues, respectively.

Cost of Revenues and Gross Margin

        Cost of revenues consist primarily of  direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues increased by $1,642,060 and $1,627,315, respectively, in the three and six month periods ended June 30, 2010 as compared to the same period in fiscal 2009.  The increase in cost of revenues is due primarily to the large print and fulfillment job during the second quarter of 2010 previously discussed.  However, overall gross margins decreased to 19% and 29%, respectively, during the three and six month periods ended June 30, 2010 as compared to 65% and 61%, respectively, during the same periods in 2009.  Margins were significantly below our normal margin requirements on our large print and fulfillment job in the second quarter of 2010.  In general, such jobs are highly competitive and therefore have significant price pressure.  We anticipate that in the future we will be able to achieve better margins on similar projects as we become more efficient and build the infrastructure to better support such projects.

Costs related to compliance and reporting service are related principally to direct labor costs and third party vendor costs, which we utilize to manage peak demand periods.

Costs related to printing and financial communications fluctuate periodically as the cost of the services and materials fluctuate, and can also vary significantly based on the variables of any one project.  We strive to maintain reasonable margins for these services.

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

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses increased $67,151 and $125,854, respectively, for the three and six month periods ended June 30, 2010 as compared to the same period in fiscal 2009.  The increase in fiscal 2010 is primarily due to increases in stock-based compensation of $45,000, bad debt expense of $20,817, and accounting services of $21,850 during the six months ended June 30, 2010.  We did not issue stock-based compensation awards in the 2009 periods.  The increase in accounting services is primarily due to non-recurring projects we undertook to ensure proper compliance with various state tax requirements, and to ensure the proper utilization of our net operating loss carryforwards as we begin to achieve and sustain profitability. For the remainder of fiscal 2010, we do not expect to incur charges similar to what we had during the three months ended June 30, 2010.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the three and six month periods ended June 30, 2010 increased by $25,928 and $35,130, respectively, as compared to the same periods in fiscal 2009.  The increase is primarily due to expenses paid to a consultant in fiscal 2010 which were not incurred in 2009.

Depreciation and Amortization

Depreciation and amortization expense during the three and six month periods ended June 30, 2010 increased slightly by $249 and $2,316, respectively, as compared to the same periods in fiscal 2009.

Other Income (Expense)

        Other income (expense) during the six months ended June 30, 2010 and 2009 consists primarily of interest expense on related party notes payable.  We recorded other expense of $33,798 for the six month period ended June 30, 2010 compared to $1,336 in the comparable period in fiscal 2009.  In fiscal 2010, we recorded non-cash interest expense of $34,178 upon the conversion of the notes payable into shares of the company for the value of the shares received in excess of the carrying value of the notes payable and accrued interest.

Net Income (Loss)

Net income for the three and six months ended June 30, 2010 was $128,843 and $263,507, respectively, as compared to $268,852 and $360,194, respectively, in the same periods of fiscal 2009. Although revenue was higher in the fiscal 2010 periods, our overall margin percentages were lower and our expenses were higher in 2010 as previously discussed.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,623,824 in cash and cash equivalents and $836,014 net accounts receivable. Current liabilities at June 30, 2010, totaled $1,917,005, including accrued payroll liabilities, and accrued expenses. At June 30, 2010, our total assets exceeded our total liabilities by $710,084.  The increases in cash, accounts payable, and accounts receivable as compared to the balances at December 31, 2010 are all primarily due to the large print and fulfillment job previously discussed.  In March 2010, we converted all remaining notes payable into shares of common and preferred stock and therefore we are no longer in default of any outstanding debt.

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

In March 2010 and May 2010, we issued a total of 250,000 shares of our common stock to our Chief Financial Officer in exchange for services.  The fair market value of the shares totaled $45,000, or $0.18 per share, which represents the closing prices on the date of issuance. In March 2010, we issued 458,970 shares to two Directors of the Company for the conversion of notes payable and accrued interest of $59,666.  In March 2010, we issued 26 shares of Series A preferred stock to our Chief Executive Officer for the conversion of notes payable and accrued interest of $27,770.  The shares issued in these transactions were restricted securities as defined under Rule 144 of the Securities Act of 1933 (the “Act”).  The issuances of the securities were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION.

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

ITEM 6.	EXHIBITS.

(a)           Exhibits.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010
ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer