Form 10-Q/A
period 2010-06-30
ISSUER DIRECT CORP
filed 2010-08-11
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 9, 2010, is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

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

Date: August 11, 2010
ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer