Form 10-Q
period 2010-09-30
ISSUER DIRECT CORP
filed 2010-11-08
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ISSUER DIRECT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	1-10185	26-1331503
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

500 Perimeter Park Drive, Suite D, Morrisville NC 27560
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 17,635,312 shares of common stock were issued and outstanding as of November 8, 2010.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$495,325	$146,043
Accounts receivable (net of allowance for doubtful accounts of $50,053 and $16,785, respectively)	138,966	152,069
Other current assets	26,003	25,443
Total current assets	660,294	323,555
Furniture, equipment and improvements (net of accumulated depreciation of $28,739 and $18,316, respectively)	54,039	21,087
Intangible assets (net of accumulated amortization of $50,333 and $67,833, respectively)	97,863	120,363
Other noncurrent assets	15,576	-
Total assets	$827,772	$465,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,180	$51,715
Accrued expenses	38,464	59,810
Notes payable – related party	-	73,525
Total current liabilities	122,644	185,050
Other long term liabilities	1,918	-
Total liabilities	124,562	185,050

Stockholders' equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized – Series A, 60 shares designated, 31 and 5 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively; Series B, 476,200 shares designated, no shares issued and outstanding.	31	5
Common stock $.001 par value, 100,000,000 shares authorized, 17,635,312 and 16,826,342 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.	17,635	16,826
Additional paid-in capital	1,663,382	1,463,697
Accumulated deficit	(977,838)	(1,200,573)
Total stockholders' equity	703,210	279,955
Total liabilities and stockholders’ equity	$827,772	$465,005

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30	September 30	September 30	September 30
	2010	2009	2010	2009

Revenues	$403,991	$326,433	$3,368,722	$1,564,777
Cost of services	191,058	145,491	2,303,414	630,532
Gross profit	212,933	180,942	1,065,308	934,245
Operating costs and expenses
General and administrative	180,961	130,069	546,940	370,198
Sales and marketing expenses	73,842	52,609	241,353	184,990
Impairment charges	4,000	-	4,000	-
Depreciation and amortization	7,344	9,304	28,924	28,568
Total operating costs and expenses	266,147	191,982	821,217	583,756
Net operating income (loss)	(53,214)	(11,040)	244,091	350,489
Other income (expense):
Interest income (expense), net	12,442	1,082	(21,356)	(253)
Total other income (expense)	12,442	1,082	(21,356)	(253)
Net income (loss)	$(40,772)	$(9,958)	$222,735	$350,236
Income (loss) per share - basic	$(0.00)	$(0.00)	$0.01	$0.02
Income (loss) per share - fully diluted	$(0.00)	$(0.00)	$0.01	$0.02
Weighted average number of common shares outstanding - basic	17,592,921	16,854,717	17,312,241	17,075,999
Weighted average number of common shares outstanding - fully diluted	17,592,921	16,854,717	17,499,932	17,124,873

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$222,735	$350,236
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	28,924	28,568
Bad debt expense	44,061	29,680
Impairment charges	4,000	-
Non-cash interest expense	34,178	-
Stock-based expense	78,898	10,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(30,958)	(23,371)
Decrease (increase) in deposits and prepaids	(16,136)	(14,557)
Increase (decrease) in accounts payable	32,465	(92,596)
Increase (decrease) in accrued expenses	(5,509)	(37,910)
Net cash provided by operating activities	392,658	250,050

Cash flows from investing activities:
Purchase of property and equipment	(43,376)	(13,142)
Net cash used in investing activities	(43,376)	(13,142)

Cash flows from financing activities:
Repurchase of common stock	-	(6,750)
Repayments of notes payable	-	(64,828)
Net cash used in financing activities	-	(71,578)

Net change in cash	349,282	165,330
Cash – beginning	146,043	50,367
Cash – ending	$495,325	215,697

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$518	1,192
Cash paid for income taxes	$-	-
Non-cash activities:
Accrued expenses settled by issuance of shares	$-	25,000
Related party notes payable and accrued interest converted to common shares	$59,666	-
Related party notes payable and accrued interest converted to preferred shares	$27,780	-

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of September 30, 2010 and statements of operations and cash flows for the periods ended September 30, 2010 and 2009 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the Company’s) 2009 audited financial statements filed on Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All reclassifications have been applied consistently for the periods presented.

Note 2.	Summary of Significant Accounting Policies

Earnings per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted income per share for the nine months ending September 30, 2010 and 2009, gives effect to the weighted average of 258,323 and 41,665 shares, respectively, issuable upon conversion of the Company’s shares of preferred stock.  Diluted loss per share for the quarters ended September 30, 2010 and 2009 did not give effect to the outstanding shares of preferred stock because the impact would have been anti-dilutive.  Furthermore, diluted income (loss) per share for the three month and nine periods ended September 30, 2010 did not give effect to options to purchase common stock at September 30, 2010 because the exercise price of the options exceeded the fair market value of the Company’s common stock.

Allowance for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts.

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

Fair Value Measurements

As of September 30, 2010 and December 31, 2009, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

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

Stock-based compensation

We account for stock-based compensation under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of the authoritative guidance for stock compensation apply to new grants and grants modified after the adoption date that were outstanding as of the effective date. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption.

Recent Accounting Pronouncements

The adoption of recently issued accounting pronouncements did not have a material effect on our financial position or results from operations.  We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

Note 3:	Notes payable – related party

As of December 31, 2009, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	September 30, 2010	December 31, 2009
Note Payable to our Chief Executive Officer in the amount of $25,000 for various obligations the former company was party to, including former legal counsel, former transfer agent and tax obligations with the state of Delaware. The unsecured note carries interest in the amount of 8% per annum and was due on December 31, 2008. The note was in default at December 31, 2009. The note and accrued interest was converted into 26 shares of Series A preferred stock during the nine month period ended September 30, 2010.	$––	$23,525

Unsecured Note Payable to a prior Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement. The note and accrued interest was converted into 229,485 shares of common stock during the nine month period ended September 30, 2010.	––	25,000

Unsecured Note Payable to a prior Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement. The note and accrued interest was converted into 229,485 shares of common stock during the nine month period ended September 30, 2010.	––	25,000
Total notes payable - related party	$––	$73,525

Note 4:	Preferred stock and common stock

During the nine months ended September 30, 2010, we had the following preferred and common stock transactions:
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

  On August 9, 2010, we issued 100,000 shares of common stock to our Chief Financial Officer in exchange for services.  The fair market value of the shares totaled $21,000, or $0.21 per share, which represents the closing price on the date of issuance.
At September 30, 2010, we had 31 outstanding shares of Series A Preferred Stock.  Although the Certificate of Designation of the rights, preferences and limitations of the Preferred Stock provides for dividends equal to eleven percent (11.0%) per year on the liquidation preference of $25,000 per share, we have not declared or accrued such dividends. Under the provisions of the Certificate of Designation, dividends are an obligation only when declared, and the Board has not declared any dividends payable on the Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 8,333 shares of common stock. Of the outstanding preferred shares, 5 of these shares were issued by our predecessor company and the original documentation which would validate claims thereto is not available, and we are taking steps to retire those shares.

Note 5:    Employee Stock Options

On August 9, 2010, the shareholders of the Company approved the 2010 Equity Incentive Plan (the “Plan”).  Under the terms of the Plan, 1,500,000 shares of the Company’s common stock are authorized for the issuance of stock options and restricted stock.  The Plan also provides for an annual increase in the number of authorized shares of common stock issuable beginning in fiscal 2011 equal to the lesser of (a) 2% of shares outstanding on the last day of the immediate preceding fiscal year, (b) 500,000 shares, or (c) such lesser number of shares as the Company’s board of directors shall determine, provided, however, in no event shall the maximum number of shares that may be issued under the Plan pursuant to stock awards be greater than 15% of the aggregate shares outstanding on the last day of the immediately preceding fiscal year.

During the three months ended September 30, 2010, we issued options to purchase 835,000 shares of our common stock at an exercise price of $0.21, and options to purchase 165,000 shares of our common stock at an exercise price of $0.231.  All of the stock options granted expire in either five or ten years.  During the three months ended September 30, 2010, we recorded expense of $12,878 related to these stock options.  No options had been exercised as of September 30, 2010.

Note 6:    Concentrations

For the three- and nine-month periods ended September 30, 2010 and 2009, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Nine months ended
	September 30		September 30
Revenue Streams	2010	2009	2010	2009
Compliance and reporting services	28.9%	51.8%	13.2%	36.0%
Printing and financial communication	11.5%	14.9%	42.2%	21.9%
Fulfillment and distribution	28.1%	24.5%	31.1%	23.3%
Software licensing	1.7%	2.1%	3.1%	5.6%
Transfer agent services	29.8%	6.7%	10.4%	13.2%
Total	100.0%	100.0%	100.0%	100.0%

At September 30, 2010, no one customer accounted for greater than 10% of our total accounts receivable. As of December 31, 2009, one customer accounted for 17.8% of our total accounts receivable.

One customer accounted for 55% of operating revenues during the nine month period ended September 30, 2010.  One customer accounted for 33% of our operating revenues during the nine month period ended September 30, 2009.  No one customer accounted for greater than 10% of our operating revenues during the three months period ended September 30, 2010 and 2009.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 7:   Commitments and Contingencies

In August 2010, we signed a seven year and two month lease for 16,059 square feet for our corporate headquarters, located at 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560.  At our option, we may terminate the lease anytime after October 31, 2014 in exchange for an early termination fee of $135,000.  If we do not terminate the lease early, our required minimum lease payments are as follows:

Year Ended December 31:
2011	$65,621
2012	78,833
2013	137,589
2014	141,428
2015	144,411
Thereafter	123,336
Total	$691,218

Note 8:   Subsequent events

The Company has evaluated all events that occur after the balance sheet date as of September 30, 2010 through the date when the financial statements were issued to determine if they must be reported.  Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Overview

Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted) was formed in February 2006 as My Edgar, Inc, a full-service provider of financial print and related compliance communications both online and in print. We acquired Edgarization, LLC and Basset Press in March and July 2007, respectively. In December 2007, we became publicly traded through a reverse merger transaction with Docucon Incorporated, a Delaware company. In December 2007, we changed our name to Issuer Direct Corporation.

We leverage our securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required. We believe our comprehensive set of services enables us to be the financial services provider of choice for our clients. For example, corporate issuers utilize our services from document creation all the way to dissemination to regulatory bodies and shareholders. With this cohesive example, all of our business segments are able to generate revenues through the delivery and communication process.

As a regulatory compliance company, we are dedicated to assisting our corporate issuers in an ever-changing regulatory environment to comply with the myriad of rules imposed by regulatory bodies. The majority of our business involves the distribution of content either electronically or in traditional paper form to governing bodies and shareholders alike through our integrated back office systems and service platform. Under these regulations, we are licensed to disseminate, communicate and/or solicit on behalf of our clients.

We continue to focus on both the organic growth of our revenue streams as well as evaluating potential acquisitions that would complement our core business operations and accelerate our overall mission of providing a complete solution for all corporate issuers.

Revenue Segments

The Company’s core businesses operate within the financial compliance sector, including but not limited to financial reporting, print and production, proxy tabulation and solicitation as well as the safeguarding of shareholder records through traditional transfer agent services. These services are designed to offer issuers a comprehensive set of solutions for complying and communicating their messages to their audiences.  Our products and service offerings are summarized below:

Compliance and Reporting Services

As a full service compliance and regulatory filing agent, we assist corporate issuers, funds, law firms, resellers, and individuals with all of their securities filing needs. Most publicly-traded companies are required to file corporate documents to and with the Securities and Exchange Commission (the “SEC”); including: registration statements, annual reports, quarterly reports, prospectuses, information statements, material event filings, proxy statements, ownership documents, and more.

Additionally, our XBRL (eXtensible Business Reporting Language) filing solutions leverage both our knowledge and expertise coupled with technology partnered systems and tagging components to meet current and upcoming SEC regulations.

Our online compliance system encompasses self-filing tools, regulatory filing creation, and document hosting and collaboration for those compliance professionals that desire the hands on self-filing method directly with the Securities and Exchange Commission.

Transfer Agent Service

We operate our transfer agent business under the brand Direct Transfer. Our shareholder services business provides a complete array of agency and registrar services beyond traditional transfer agents. By combining our online portal technologies, corporate issuers and their constituents can manage, issue, monitor, communicate and disseminate all facets of managing shareholder information.

Our commitment to compliance and safeguarding of information goes beyond our SAS70 business process. We maintain our client’s books and records in the manner we would expect ours to be managed – this focus on customer service has enabled us to be one of the fastest growing transfer agents in the marketplace.

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

Printing and Financial Communication

We have continued to expand our printing and communications reach in the market by integrating real-time status compliance tracking into our workflow systems for compliance professionals. Our digital print management tool, Print-on-Demand, and full web press production systems have continued to gain market traction considering the competitiveness and pricing pressures over the past two years. We believe we have established a competitive advantage in the market by bundling short run service offering to issuers who prefer to print what we refer to as ‘one-too-many’ of any corporate documents or compliance filing.

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

Fulfillment and Distribution

The demand for materials such as proxy statements (annual and special meetings), shareholder requests, prospectuses, and annual and semiannual fund reports fluctuates and, overall, is greatly affected by the new notice and access regulations. The demand for fulfillment and distributions has typically been seasonal and increases significantly immediately following a period of annual report filings and related disclosures. We have made great strides to minimize the seasonality typically found in this industry segment by developing our e-notify iFund fulfillment portal, summary prospectus technologies, customized digital document hosting and compliance tools – which have expanded our reach to the mutual fund, fund managers and administrators market.

Proxy Systems

Our Proxy system (iProxyDirect) is a comprehensive technology platform that encompasses issuers, shareholders, banks, brokers and vital constituents during the proxy process. We believe iProxy is one of the only voting platforms where corporate issuers and mutual funds/administrators can setup, manage, communicate and monitor the entire proxy process from one online system. iProxy offers Notice & Access options, material on demand fulfillment, digital delivery, and secure document hosting coupled with real-time voting.

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

We recently began licensing our compliance technologies to partners whom have a reach in the market beyond our client base. We intend to continue to license our technologies both as a stand along platform as well as a component to other partner’s platforms.

As our systems continue to evolve to meet the growing needs of compliance and regulatory professionals we anticipate a larger portion of our business will be derived from this segment by providing the compliance community access to our platform.

News Wire Distribution

Our custom newswire distribution services meet all Securities and Exchange Commission disclosure requirements as it distributes news to thousands of online sites, financial desktops, newspapers, reporters and wire services, through our strategic news dissemination partner. Releases are also archived and accessible through such popular services as Lexis-Nexis, Dow Jones News Retrieval, Factiva and e-Notify.

e-Notify is our proprietary digital on demand system that can be added to any news wire service. Corporate issuers can choose from both an e-distribution and Print-on-Demand e-Notify campaign via our online portal technologies; at the same time a press release or earning release is created. We believe we are the only regulatory business services company offering this today.

Results of Operations

Revenues

Comparison of results of operations for the three and nine months ended September 30, 2010 and 2009

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2010	2009	2010	2009
Compliance and reporting services	$116,895	$168,943	$445,540	$562,962
Printing and financial communication	46,331	48,545	1,423,309	343,152
Fulfillment and distribution	113,384	80,168	1,047,307	365,208
Software licensing	6,974	6,784	102,956	87,703
Transfer agent services	120,407	21,993	349,610	205,752
Total	$403,991	$326,433	$3,368,722	$1,564,777

Total revenue increased $77,558 and $1,803,945, or 24% and 115%, respectively, during the three and nine months ended September 30, 2010 as compared to the same periods in fiscal 2009.  The overall increase in revenue during the three months ended September 30, 2010 is primarily due to an increase in revenue from transfer agent services of $98,414.  The increase in revenue during the nine months ended September 30, 2010 is primarily due to an increase in printing and financial communication revenue of $1,080,157, an increase in fulfillment and distribution revenue of $682,099, and an increase in revenue from transfer agent services of $143,858.

Compliance and reporting service revenue decreased $52,048 and $117,422, respectively, during the three and nine months ended September 30, 2010 as compared to the same periods in fiscal 2009.  The decrease is primarily due to two factors: (1) pricing pressures in the market forcing us to modify current agreements with corporate issuers that resulted in us changing our unlimited Edgarization services into a by the page arrangement or bundled offering; and (2) the capital markets continue to deliver less filings and a reduced number of transactional offerings.   We have made efforts to stabilize this business by further bundling our compliance reporting with other comparable services.   We will also focus on leveraging our knowledge and expertise in this segment to take advantage of revenue opportunities resulting from the SEC’s XBRL regulations.

Printing and financial communication revenue decreased slightly by $2,214 during the three months ended September 30, 2010 as compared to the same period of 2009.  However, printing and financial revenue increased by $1,080,157 during the nine month period ended September 30, 2010 as compared to the same period of 2009.  During the second quarter of 2010, we successfully executed a large print and fulfillment project in the mutual fund market which accounted for substantially all of the increase in printing and financial communication revenue during the nine month period ended September 30, 2010.  The profit margin on this job was below our normal margin requirements.  However, we believe we gained significant market momentum and exposure that we will be able to apply to similar opportunities in the future as we continue to devote resources to growing this business segment.  These types of projects are difficult to forecast and take a great deal longer to win; therefore, there can be no assurances we will be able to deliver a project of this size in the future.

Fulfillment and distribution revenue increased $33,216 and $682,099, respectively, in the three and nine months ended September 30, 2010 as compared to the same periods in fiscal 2009.  The increase in revenue during three months ended September 30, 2010 was primarily attributed to increased revenue from our news wire distribution services.  The increase during the nine months ended September 30, 2010 was principally the result of the fulfillment and distribution portion of the large project previously mentioned in our print and financial communication revenue discussion.  We anticipate that the revenues generated in this segment will continue to be cyclical in nature and account for significant portions of our growth going forward as we continue to commercialize our iFUND platform and print to fulfill systems.

Software licensing revenues increased by $190 and $15,253, respectively, during the three and nine month periods ended September 30, 2010 as compared to the same periods in fiscal 2009. During the first quarter of 2010, we licensed section 16 software to a strategic partner, which accounted for the increased revenue during the nine month period ended September 30, 2010.

Transfer agent revenue increased by $98,414 and $143,858, respectively, during the three and nine month periods ended September 30, 2010 as compared to the same periods in fiscal 2009.  The increases in revenue are due to the continued expansion of our core transfer agent offerings, and transactional services related to corporate actions.

No one customer accounted for greater than 10% of our operating revenues during the three months period ended September 30, 2010 and 2009.  One customer accounted for 55% of operating revenues during the nine month period ended September 30, 2010.  One customer accounted for 33% of our operating revenues during the nine month period ended September 30, 2009.  We continue to develop compliance workflow tools that once commercialized will diversify our revenues and concentrations over comparative periods.

Cost of Revenues and Gross Margin

Cost of revenues consist primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $45,567 and $1,672,882, respectively, in the three and nine month periods ended September 30, 2010 as compared to the same periods in fiscal 2009. The increase in cost of revenues during the three month period ended September 30, 2010 as compared to the same period in 2009 is primarily due to the increase in revenue during the same periods.  Gross margin was 53 % during the three months ended March 31, 2010 as compared to 55% during the same period of 2009, and therefore was fairly consistent. We have been able to achieve these margins by continuing to grow higher margin services, such as our transfer agent business.

The increase in cost of revenues during the nine months ended September 30, 2010 as compared to the same period in 2009 is due primarily to the large print and fulfillment job during the second quarter of 2010 previously discussed. However, overall gross margin decreased to 31% during the nine month period ended September 30, 2010 as compared to 60% during the same period in 2009. Margins were significantly below our normal margin requirements on our large print and fulfillment job in the second quarter of 2010. In general, such jobs are highly competitive and therefore have significant price pressure.

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

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses increased $50,892 and $176,742, respectively, for the three and nine month periods ended September 30, 2010 as compared to the same periods in fiscal 2009.  The increase in fiscal 2010 is primarily due to increases in stock-based compensation of $66,558, accounting and legal services of $43,228, bad debt expense of $14,381, and other moving expenses of $8,362 during the nine months ended September 30, 2010.

The increase in accounting services is primarily due to non-recurring accounting projects we undertook to ensure proper compliance with various state tax requirements, and to ensure the proper utilization of our net operating loss carryforwards as we begin to achieve and sustain profitability. The increase in legal services is primarily due to fees incurred for the review of the lease for our new headquarters, which was executed in August 2010.  Moving expenses were incurred as we relocated to our new headquarters in September 2010.  For the remainder of fiscal 2010, we do not expect to incur charges similar to what we had during the nine months ended September 30, 2010 other than stock-based compensation.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the three and nine month periods ended September 30, 2010 increased by $21,233 and $56,363, respectively, as compared to the same periods in fiscal 2009.  The increase is primarily due to expenses paid to a consultant in fiscal 2010 which were not incurred in 2009, and increased salaries as we have increased added salespeople.

Impairment Charges

During the three months ended September 30, 2010 we recorded impairment charges of $4,000 related to the myedgar.com domain name which we no longer use.  There were no such charges in the three or nine month periods ended September 30, 2009.

Depreciation and Amortization

Depreciation and amortization expenses during the three months ended September 30, 2010 decreased by $1,960 due to the write-off of intangible assets that are no longer being amortized.  Depreciation and amortization expenses during nine month period ended September 30, 2010 increased slightly by $356 as compared to the same periods in fiscal 2009.

Other Income (Expense)

Other income (expense) during the three nine months ended September 30, 2010 and 2009 consists primarily of interest expense on related party notes payable and finance charges to customers with past due balances that we are reasonably assured we will collect.  Other income of $12,442 during the three months ended September 30, 2010 consists primarily of finance charges.  Finance charges and interest expense were minimal during the three months ended September 30, 2009.  We recorded other expense of $21,356 for the nine month period ended 30, 2010 compared to $1,336 in the comparable period in fiscal 2009.  In fiscal 2010, we recorded non-cash interest expense of $34,178 upon the conversion of the notes payable into shares of the company for the value of the shares received in excess of the carrying value of the notes payable and accrued interest.  The non-cash interest expense was offset primarily by finance charges of $14,278.

Net Income (Loss)

Net loss for the three months ended September 30, 2010 was $40,772 as compared to $9,958 in the same period of 2009.  Net income for the nine month period ended September 30, 2010 was $222,735 as compared to $350,489 in the same period of 2009.  Although revenue was higher in the nine months ended September 30, 2010 as compared to the same period in 2009, our overall margin percentages were lower and our expenses were higher in 2010 as previously discussed.  Furthermore, during the three month period ended September 30, 2010, we allocated significant resources to the relocation of our corporate headquarters.  We believe that our new office space will provide us with greater capacity and flexibility to meet the needs of our customers, which will lead to significant revenue opportunities in the future.

Liquidity and Capital Resources

As of September 30, 2010, we had $495,325 in cash and cash equivalents and $138,966 net accounts receivable. Current liabilities at September 30, 2010, totaled $122,644, including accrued payroll liabilities, and accrued expenses. At September 30, 2010, our total assets exceeded our total liabilities by $703,210.  The increase in cash at September 30, 2010 as compared to December 31, 2009 is primarily due to cash flow from operations during the nine months ended September 30, 2010. The decrease in current liabilities is primarily because in March 2010, we converted all remaining notes payable into shares of common and preferred stock and therefore we are no longer in default of any outstanding debt.

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

We pride ourselves on what we believe to be the best systems, the best service to our clients, the highest support to our staff; record results, higher returns to our shareholders, and higher rewards to our team members.

Our strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing our focus on productivity, and acquiring and integrating complementary businesses.

Despite the current market environment, our strategy remains focused on the continuance of profitable quarterly results. In order to accomplish this, we will continue to make prudent investments that support our new business opportunities and leverage our emerging compliance platform. We are focusing many of our initiatives on technology systems that facilitate a cohesive emergence of products and services that make it easier for compliance professionals to manage an array of regulatory driven activities and shareholder demands.

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

Not applicable.

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

ISSUER DIRECT CORPORATION

Date: November 8, 2010	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

	By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer