Form 10-K
period 2010-12-31
ISSUER DIRECT CORP
filed 2011-03-01
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

☑    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2010

———————

ISSUER DIRECT CORPORATION
(Name of small business issuer in its charter)

———————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

500 Perimeter Park Drive, Suite D, Morrisville, NC  27560
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

Large accelerated filer   ☐      Accelerated filer   ☐    Non-accelerated filer   ☐      Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant's second fiscal quarter, was approximately $4,559,181 based on the closing price reported on such date of the registrant's common stock.

As of March 1, 2011, the number of outstanding shares of the registrant's common stock was 17,685,312.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Table of Contents

PART I

Item 1.	Description of Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	16
Item 2.	Description of Property	16
Item 3.	Legal Proceedings	16
Item 4.	(Removed and reserved)	16

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	17
Item 6.	Select Financial Data	18
Item 7.	Management’s Discussion and Analysis and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 9A(T).	Controls and Procedures	28
Item 9B.	Other Information	28

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	29
Item 11.	Executive Compensation	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
Item 13.	Certain Relationships and Related Transactions, and Director Independence	32
Item 14.	Principal Accountant Fees and Services	32

PART IV

Item 15.	Exhibits	33
	Signature	34

EX-31.1	Chief Financial Officer Certification Pursuant to Section 302
EX-31.2	Chief Financial Officer Certification Pursuant to Section 302
EX-32.1	Chief Executive Officer Certification Pursuant to Section 906
EX-32.2	Chief Financial Officer Certification Pursuant to Section 906

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Financial Data in XBRL, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, in the investor relations section of our website at www.issuerdirect.com.

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

PART I

ITEM 1.    BUSINESS.

Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “we” or “our” unless otherwise noted). We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation. Our executive offices are located at 500 Perimeter Park Drive, Suite D, Morrisville, North Carolina, 27560.

Industry Overview

The financial print and reporting industry is highly fragmented and made up of dozens of service providers that provide a limited range of document management, financial reporting, and printing services. Printing services, specifically financial printing services in general are competitive and highly commoditized, with a tendency to produce slimmer margins than financial reporting and related shareholder disclosure services. Much of the industry is made up of small “mom and pop” shops that offer basic reporting conversion services, then there are the dominant providers that offer a deeper breath and well rounded blend of products and services to the capital markets. We are one of the few companies in the industry that are focused on providing a complete solution of regulatory reporting and shareholder communication delivery, including proxy, transfer agency and shareholder disclosure management.

The demands for many of our services historically have been cyclical and reliant on capital market activity. During 2010 we continued to spend a great deal of time minimizing this volatility by growing new service offerings beyond traditional compliance reporting and transaction services.

The largest financial printers in general gear their operations towards the largest publicly traded companies in the market, providing them a single solution, whereas we believe we have a greater ability to provide a complete solution to a broader audience in the medium and smaller-cap public markets.

Business Overview

Issuer Direct Corporation is a market leader and innovator in public company products and services globally. As a regulatory compliance focused company, Issuer Direct alleviates the complexity of maintaining compliance through integrated products and services that help companies produce and distribute their financial and business communications both online and in print.  We leverage our securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required. We believe our comprehensive set of services enables us to be the financial services provider of choice for our clients.

We work with a diverse client base in the financial services industry, including brokerage firms, banks, mutual funds, corporate issuers, shareholders and specialty firms such as accountants and the legal community. For example, corporate issuers utilize our services from document creation all the way to dissemination to regulatory bodies and shareholders. With this example, we generate revenue from all of our services during the lifecycle.

Products and Services

Financial Reporting

As a full service compliance and regulatory filing agent, we assist corporate issuers, mutual funds, law firms, resellers, and individuals with all of their securities filing needs. Most all companies are required to file corporate documents to and with the Securities and Exchange Commission; including: registration statements, annual reports, quarterly reports, prospectuses, information statements, material event filings, proxy statements, ownership documents, and more.

Additionally, we are currently one of only a handful of compliance organizations skilled and proficient in the production of XBRL (eXtensible Business Reporting Language) consulting, taxonomy mapping and submissions. We currently have been voluntarily reporting our own quarterly and annual financial statement in XBRL since October 2009, and as such, are one of only small reporting companies currently reporting under the requirements today.

Transfer Agent Services

We operate our transfer agent business under the brand Direct Transfer. Our shareholder services business provides a complete array of agency and registrar services beyond traditional transfer activities. By combining our online workflow technologies, corporate issuers and their constituents can manage, issue, monitor, communicate and disseminate all facets of shareholder information within minutes.

Our commitment to compliance and safeguarding of information goes beyond our SAS 70 business process. We maintain our client’s books and records in the manner we would expect ours to be managed, and that second-to-none service has enabled us to sustain our valued clients, withstand regulatory change and competitiveness by other providers.

Corporate issuers have the ability to take advantage of the following:

•	Issue, manage and monitor all corporate stock of the company online

•	Print on Demand Digital Certificate Library

•	Communicate with shareholders with the click of a mouse with e-Notify

•	Setup, monitor and direct a annual meeting and proxy vote

•	Warrant, escrow and rights offerings

•	Corporate re-org services including CUSIP, FINRA and state filing needs

Financial Printing, Fulfillment & Post Sale

As one of the largest financial printers in the southeast, we are focused on both corporate issuers, and mutual funds - we pride ourselves on having our typeset, design, print and fulfillment operations under one roof; giving compliance professionals the ability to meet regulatory deadlines and take advantage of our technology and on demand facilities to communicate their message with markets, shareholders and other vital constituents.

Today we produce a comprehensive array of documents for many of the nation's leading corporations, mutual funds, law firms, and investment banks. Our financial printing expertise gives us the edge in the market - giving customers the confidence and time to focus on their business execution. Our production staff has a deep understanding of the regulatory requirements that drive many of the printed materials required to be distributed today - such as the new Summary Prospectus for funds and Notice and Access for corporate issuers.

Additionally, we expanded our print capabilities with a Print-on-Demand (POD) production environment, which now encompasses the essence of our iFUND post sale fulfillment system as well as our notice and access proxy solutions. As fewer materials are requested and the next phase of the digital divide occurs, we expect print on demand to be a greater portion of our print business; this would include reminder mailings, and our new custom Notice and Access Cards.

Our logistics and fulfillment services converge within our print and proxy business segments.  We believe we operate one of the largest fulfillment centers of corporate financial related and proxy material. Through our strategic postal partnerships, our fulfillment operations can place shareholder requested materials into the mail system quicker than traditional methods. Additionally each piece of mail carries unique tracking identifiers that allow both our staff and approved constituents to request delivery confirmation of time sensitive material.

Proxy Systems

Our Proxy system (iProxyDirect) is a comprehensive technology platform that encompasses issuers, shareholders, banks, brokers and vital constituents during the proxy process. iProxy is the only voting platform where corporate issuers, mutual funds/administrators can setup, manage, communicate and monitor the entire proxy process from one online system. iProxy offers Notice & Access options, material on demand fulfillment, digital delivery, and secure document hosting and real-time voting.

Shareholder Communication

As part of our commitment to shareholder disclosure and improved corporate transparency we expanded our core news wire services into a comprehensive shareholder communication system that assist our client’s investor relations departments. Our offerings include a blend of proprietary data sets such as Edgar filings, press releases, stock charts and historical data, corporate vitals, as well as the compliance driven modules of whistle blower, corporate governance and our e-Notify request system. We have strategic partnerships with content providers whereby we re-distribute certain content to the desktops of users on an on-demand basis. Additionally, we power the financial tear sheet market by utilizing our shareholder compliance platform to parse data in a condensed format that the financial markets refer to as a tear sheet.

Our Strategy

Our strategy incorporates a blend of organic growth fostered by the selective pursuit of winning operational and financial strategies along with prudent acquisitions or systems and technologies that dovetail our corporate key strengths and initiatives. As the market begins to rebound, it is evident to us that issuers are seeking a single sourced, less complex way of reporting and staying compliant. Our approach has always been to provide a comprehensive set of service offerings that comprise an end-to-end solution; we can be the service provider of choice to the small-and mid cap markets. Our sales organization is focused not only on increasing the number of clients we serve, but also on increasing revenue per client by increasing the number of services each client utilizes.

Marketing and Sales

During 2010, we refined our organization, and we believe certain product service add-ons can be maintained and fostered by a newly created team we call our Issuer Services Group, which is dedicated to directly maintaining the client relationship while seeking to expand offerings and identify opportunities. We plan to continue to foster this services group approach for the foreseeable future as we believe this method of delivery will reduce overall delivery costs and drive higher customer satisfaction.

During fiscal 2011 we will continue to work on building our brand identity of Direct Transfer (our transfer agency), iFund Direct (our mutual fund regulatory portal fulfillment system), iProxy Direct (our proprietary proxy voting platform) and our new iR Direct system (our shareholder communications platform). These leading solutions depend upon our proprietary technologies and software that generally derives higher than average gross margins and over the long term will make up a good portion of revenue from each and every corporate issuer and fund we serve. Additionally we intend to see an increase in the services offerings related to financial reporting, specifically the new interactive data filing requirement referred to as XBRL.

We also work in partnership with other filing agents, transfer agents and virtual CFOs to provide services to their target clients under agreements and white label services.

During 2010, we updated our workflow solutions and portal technologies to corporate issuers and mutual funds markets. Authorized users of a corporate issuer or mutual fund/administrator can do the following with our workflow portal:

•	Create, monitor and approve regulatory filings

•	File LIVE ownership documents and other popular EDGAR forms

•	Monitor proxy/annual meeting votes in real-time

•	Create, manage and distribute news and other corporate information to markets and holders

•	Manage and communicate with shareholders

•	Monitor share activity and issue stock certificates

•	Manage more than one corporate issuer or fund family at the same time

We will continue to make investments in equipment, technology and facilities, as we mature our business from a service-oriented only business to more of a blended technology enabling service company. In all of our offerings, quality, turn-around times, accuracy, and scalability as well as the need to preserve the confidential content of our clients is of utmost importance and part of our core values.

Competition

The market for our services is highly competitive. We believe we offer a comprehensive set of solutions for our clients that few competitors, if any, can match. However, competition exists for each of the individual solutions we provide. Factors in this competition include speed, accuracy, price, customer service and the quality of supporting products and services.

We believe we are positioned to be the financial communications provider of choice as a cost-effective alternative to both small regional providers and global providers. We believe we benefit from our location in North Carolina, as we do not experience significant competition for sales, customer service or production personnel.

Customers

As of December 31, 2010, our customers include a wide variety of issuers, mutual funds, law firms, brokerage firms, banks, individuals, and other institutions. During the year ended December 31, 2010, we generated revenues from one client that comprised forty seven percent (47.7%) of our total revenue.

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

Employees

As of December 31, 2010, we employed 20 full-time and two part-time employees as compared to 14 full-time employees and two part-time employees at December 31, 2009, none of which are represented by a union. As of the date herein, our employees work between our corporate office in North Carolina and our Florida operations.

Facilities

Our headquarters are located in Morrisville, North Carolina. We occupy 16,059 square feet of office space pursuant to a six-year lease, and we believe we have sufficient space to sustain our growth through 2016. Additionally, we maintain a presence in south Florida.

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

On July 26, 2007, the SEC adopted rule amendments that require public companies and soliciting persons to furnish proxy materials to stockholders by posting them on an Internet website other than the SEC’s EDGAR website (the “Universal Rule”). Accelerated Issuers are required to comply with the Universal Rule for solicitations effective as of January 1, 2008. All other issuers and soliciting persons complied with the rule amendments effective as of January 1, 2009. We adopted the voluntary accelerated requirements in 2008 and made available our proxy and annual report information online digitally and in print simultaneously for all of our shareholders of record.

On December 18, 2008, the SEC voted to require public companies and mutual funds to use interactive data for financial information in XBRL (eXtensible Business Reporting Language), which they believe has the potential to increase the speed, accuracy and usability of financial disclosure and eventually reduce costs for investors. The purpose of the use of XBRL in regulatory filings is to uniquely code numbers within financial statements allowing computer programs to easily identify, extract, and compare them. For public companies, interactive data financial reporting began on a phased-in schedule with larger filers in fiscal 2009 with the remaining companies phasing in over the next two years as follows:

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

As of the time of this report, many of our customer as well as the industry as a whole are working to prepare their financials in XBRL format, we currently have the competency, capacity and technology to successfully prepare, review and file all required financial statements in interactive data format. In fact our predecessor “My EDGAR” was one of the participants in the Securities and Exchange Commission XBRL round table discussion back in 2006.

Additionally, we have filed our own quarterly and annual reports in XBRL format with the Securities and Exchange Commission since June 2009, including this annual report for the period ended December 31, 2010.

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

We anticipate that our printing and financial communications services will continue to contribute to our operating results going forward. The market for these services depends in part on the demand for investor documents, which is driven largely by capital markets activity and the requirements of the SEC and other regulatory bodies. Any rulemaking substantially affecting the content of documents to be filed and the method of their delivery could have an adverse effect on our business. Our compliance and reporting services revenue may be adversely affected as clients implement technologies enabling them to produce and disseminate documents on their own.

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

During 2010 the majority of our revenue in our financial communications segment was derived from individual projects rather than long-term service agreements. Therefore, we cannot assure you that a client will engage us for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term service agreements makes it difficult to predict our future revenue. As a result, our financial results may fluctuate from quarter to quarter based on the timing and scope of the engagement with our clients which could, in turn, lead to adverse movements in the price of our common stock or increased volatility in our stock price generally.

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

Our business is subject to risks associated with the cost and availability of paper, ink, other raw materials, and energy. Increases in the costs of these items may increase our costs, and we may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact our customers’ demand for printing and related services. A severe paper or multi-market energy shortage could have an adverse effect upon many of our operations. Our business strategy in 2011 will be to monitor trends in the market and make advance purchases of such raw materials as paper in quantities greater than our traditional just-in-time needs. By doing so, we believe we will be able to stabilize overall margins in our print segments due to pricing pressures and competitiveness.

Our business could be harmed if we do not successfully manage the integration of businesses that we may acquire.

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

We have incurred losses in the past and have an accumulated deficit.

Although we achieved positive cash flow in both fiscal 2010 and fiscal 2009, as of December 31, 2010 we have an accumulated deficit of $771,167. We expect to continue to generate positive cash flow during 2011 and further decrease our accumulated deficit. However should we acquire new businesses through acquisition there can be no assurances we achieve similar positive cash flows, and even if we do, we may not be able to sustain.

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

The stock prices of public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. We expect our stock price to be similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of our prospects or companies in our market could also depress our stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

•	variations in operating results;

•	announcements of strategic alliances or significant agreements by the Company or by competitors;

•	recruitment or departure of key personnel;

•	litigation, legislation, regulation of all or part of our business; and

•	changes in the estimates of operating results or changes in recommendations by any securities analyst that elect to follow our common stock.

You may lose your investment in the shares.

An investment in the shares involves a high degree of risk. An investment in shares of our common stock is suitable only for investors who can bear a loss of their entire investment. We have no intention to pay dividends on our common stock. For the near-term, we intend to retain any remaining future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our common stock.

We currently have authorized but unissued “black check” preferred stock. Without the vote of our shareholders, the Board of Directors may issue such preferred stock with both economic and voting rights and preferences senior to those of the holders of our common stock.  Any such issuances may negatively impact the ultimate benefits to the holders of our common stock in the event of a liquidation event and may have the effect of preventing a change of control and could dilute the voting power of our common stock and reduce the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTY.

Our headquarters are located in Morrisville, North Carolina. We occupy 16,059 square feet of office space pursuant to a six-year lease, and we believe we have sufficient space to sustain our growth through 2016. Additionally, we have staff in south Florida and paper storage facilities in Durham, NC.

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

	High	Low
Fiscal 2010
Quarter Ended March 31, 2010	$0.20	$0.11
Quarter Ended June 30, 2010	0.35	0.15
Quarter Ended September 30, 2010	0.26	0.15
Quarter Ended December 31, 2010	0.27	0.15
Fiscal 2009
Quarter Ended March 31, 2009	$0.03	$0.01
Quarter Ended June 30, 2009	0.11	0.01
Quarter Ended September 30, 2009	0.35	0.07
Quarter Ended December 31, 2009	0.28	0.13

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

Our common stock trades on the OTC Bulletin Board under the symbol ISDR. Until March 20, 2008, our common stock was traded on the Pink sheets under the same symbol. Historically and currently, our common stock was and is classified as a penny stock.

As such, it may be difficult to trade the stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in our stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of our common stock, and impede the sale of the stock.

Holders of Record

As of December 31, 2010, there were approximately 154 holders of record of our common stock and 17,685,312 shares outstanding.

Issuer Purchases of Equity Securities

In November 2010, our Board of Directors authorized a stock repurchase plan, whereby the Company is authorized to repurchase up to 1,000,000 shares of the Company’s common stock over a twelve month period, but not to exceed an aggregate purchase price of $10,000 in cash every fiscal quarter for a maximum of four quarters or until the board causes action to modify or terminate the repurchase plan.

Common stock repurchases under our authorized plan in 2010 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value that May Yet Be Purchased Under the Plan
December 1, 2010 to December 31, 2010	50,000	$0.17	50,000	$30,000
Total	50,000	$0.17	50,000	$30,000

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

ITEM 6.   SELECT FINANCIAL DATA

Summary of Operations for the periods ended December 31, 2010 and 2009.

	Year Ended December 31,
Statement of Operations	2010	2009
Revenue	$3,860,513	$1,885,232
Cost of revenues	2,509,416	786,633
Gross profit	1,351,097	1,098,599
Operating costs	1,123,193	823,737
Operating income	227,904	274,862
Interest expense, net	(19,298)	(688)
Income tax benefit	220,800	-
Income from operations	$429,406	$274,174

Concentrations:

For the years ended December 31, 2010 and December 31, 2009, we generated revenues from the following revenue streams as a percentage of total revenue:

Revenue Streams	2010	2009
Compliance and reporting services	15.4%	37.8%
Printing and financial communication	38.9%	20.2%
Fulfillment and distribution	30.9%	23.6%
Software licensing	3.2%	4.8%
Transfer agent services	11.6%	13.6%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase or decrease for the years ended December 31, 2010 and December 31, 2009:

	Year ended December 31,
Revenue Streams	2010	2009	% change
Compliance and reporting services	$595,737	$713,510	(16.5%)
Print and financial communications	1,500,237	381,347	293.4%
Fulfillment and distribution	1,192,916	444,920	168.1%
Software licensing	124,301	90,249	37.7%
Transfer agent services	447,322	255,206	75.3%
Total	$3,860,513	$1,885,232	104.8%

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

2010 Overview

For the year ended December 31, 2010, revenue increased 105% to $3,860,513 from $1,885,232 in 2009. The increase in revenue during the year ended December 31, 2010 is primarily due to an increase in printing and financial communications revenue of $1,118,890, an increase in fulfillment and distribution revenue of $747,996, and increase in our transfer agent revenue of $192,116. Although we increased our overall revenue, our income before taxes decreased from $274,174 during the year ended December 31, 2009 to $208,606 in 2010.  In fiscal 2009, we did not recognize any income tax expense or benefit, as we utilized net operating loss carryforwards to offset our taxable income.  However, at December 31, 2010, we elected to only partially reserve our deferred tax assets based on our estimated profitability for the next two years. The reduction of our full valuation allowance on our deferred tax asset resulted in an income tax benefit of $220,800 for the year ended December 31, 2010. Therefore, net income increased to $429,406 for the year ended December 31, 2010 from $274,174 in 2009.

We will continue to focus on both organic growth and consider inorganic acquisitions of complementary businesses that fit our business.

Results of Operations

Revenues

Comparison of results of revenues for the three years ended December 31, 2010, 2009 and 2008

	Year ended December 31,
	2010	2009	2008

Compliance and reporting services	$595,737	$713,510	$677,852
Print and financial communications	1,500,237	381,347	453,928
Fulfillment and distribution	1,192,916	444,920	236,066
Software licensing	124,301	90,249	50,260
Transfer agent services	447,322	255,206	7,225
Total	$3,860,513	$1,885,232	$1,425,331

Revenue in fiscal 2010 increased 105% to $3,860,513 from $1,885,232 in fiscal 2009.  The increase in revenue during the year ended December 31, 2010 is primarily due to an increase in printing and financial communications revenue of $1,118,890, an increase in fulfillment and distribution revenue of $747,996, and an increase in our transfer agent revenue of $192,116.  Over the next two years, we will continue to focus on increasing revenue through internal growth, with particular focus on increasing revenue from our higher margin services.  In 2011, we believe that the industry’s conversion to XBRL will help drive our growth, as well as allow us to achieve higher margins than we achieved in 2010.  We will continue to evaluate strategic partnerships and acquisitions as opportunities arise.

Compliance and reporting service revenue decreased $117,773 during the year ended December 31, 2010 as compared to the same period in fiscal 2009.  The decrease is primarily due to two factors: (1) pricing pressures in the market forcing us to modify current agreements with corporate issuers that resulted in us changing our unlimited Edgarization services into a by the page arrangement or bundled offering; and (2) the capital markets continue to deliver less filings and a reduced number of transactional offerings. We have made efforts to stabilize this business by further bundling our compliance reporting with other comparable services. We will also focus on leveraging our knowledge and expertise in this segment to take advantage of revenue opportunities resulting from the SEC’s XBRL regulations.

Printing and financial revenue increased by $1,118,890 during the year ended December 31, 2010 as compared to the same period of 2009.  During the second quarter of 2010, we successfully executed a large print and fulfillment project in the mutual fund market, which accounted for substantially all of the increase in printing and financial communication revenue during fiscal 2010.  The profit margin on this job was below our normal margin requirements.  However, we believe we gained significant market momentum and exposure that we will be able to apply to similar opportunities in the future as we continue to devote resources to growing this business segment.  These types of projects are difficult to forecast and take a great deal longer to win; therefore, there can be no assurances we will be able to deliver a project of this size in the future.

Fulfillment and distribution revenue increased $747,996 during the year ended December 31, 2010 as compared to the same periods in fiscal 2009. The increase in fiscal 2010 was principally the result of the fulfillment and distribution portion of the large project previously mentioned in our print and financial communication revenue discussion. We also experienced an increase in revenue in fiscal 2010 from our news wire distribution services of 46% as compared to the same period in fiscal 2009.  We anticipate that the revenues generated in this segment will continue to be cyclical in nature and account for significant portions of our growth going forward as we continue to commercialize our iFUND platform, print-on-demand systems, and post sale fulfillment model.

Software licensing revenues increased by $34,052 during the year ended December 31, 2010 as compared to fiscal 2009. During the first quarter of 2010, we entered into licensing agreements to provide our proprietary section 16 reporting software platforms, which accounted for the increased revenue during the year ended December 31, 2010.

Transfer agent revenue increased by $192,116 during the year ended December 31, 2010 as compared to the same period in fiscal 2009.  The increase in revenue was due to the continued expansion of our core transfer agent offerings, and transactional services related to corporate actions.

2010 Revenue Backlog

During the fourth quarter of 2010 we began to see a pattern with our corporate issuers and mutual funds contractually committing to engagements for services such as financial reporting and tagging services to commence over a fixed contractual period, mostly impacted by SEC deadlines. These contractual services call for us to perform services over a defined period beginning late first quarter 2011 and continuing over one to two years contractual periods. As of December 31, 2010, we have received partial payments totaling $51,382 for some of these service engagements but have yet to preform or recognize these or other contractual revenues. The partial payments are shown as deferred revenue on our consolidated balance sheet at December 31, 2010. We expect the revenues from these backlogs to be recognized over the defined period beginning first quarter 2011.

We estimate this revenue backlog to be approximately $475,000, and is made up of regulatory compliance contracts for XBRL and reporting services to both corporate issuers and mutual funds. There can be no assurances that the Company will be able to recognize these revenues within a specified period; however, as of the date of this filing we have already begun invoicing against deliverables from these contracts and agreements.

Cost of Services

Cost of revenues consists primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $1,722,783 in the year ended December 31, 2010 as compared to the same period in fiscal 2010. The increase was primarily due to increases in direct printing costs of $1,042,209, postage expenses of $542,576, and personnel costs of $66,758. The increases in direct printing costs and postage expenses during year ended December 31, 2010 as compared to the same period in 2009 is due primarily to the large print and fulfillment job during the second quarter of 2010 previously discussed.  Overall gross margin decreased to 35% in fiscal 2010 as compared to 58% in fiscal 2009. Margins were significantly below our normal margin requirements on our large print and fulfillment job in the second quarter of 2010. In general, such jobs are highly competitive and therefore have significant price pressure.

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

General and Administrative Expense

 General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $204,569 for the year ended December 31, 2010 as compared to the same period in fiscal 2009. The increase in fiscal 2010 is primarily due to increases in stock-based compensation of $83,395, accounting and legal services of $48,094, and merchant fees of $35,277.

 The increase in accounting services is primarily due to non-recurring accounting projects we undertook to ensure proper compliance with various state tax requirements, and to ensure the proper utilization of our net operating loss carryforwards as we begin to achieve and sustain profitability. The increase in legal services is primarily due to fees incurred for the review of the lease for our new headquarters, which was executed in August 2010. Merchant fees increased in fiscal 2010 because the large mutual fund customer discussed previously paid for a portion of the job with a corporate American Express card.

Sales and Marketing Expenses

 Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing. Sales and marketing expenses for the year ended December 31, 2010 increased by $89,961 as compared to the same periods in fiscal 2009. The increase is primarily due to expenses paid to a consultant in fiscal 2010, which were not incurred in 2009, and increased salaries as we have added salespeople.

Impairment Charges

 During the year ended December 31, 2010 we recorded impairment charges of $4,000 related to the myedgar.com domain name which we no longer use. There were no such charges in fiscal 2010.

Depreciation and Amortization

Depreciation and amortization expenses during the year ended December 31, 2010 increased slightly by $926 as compared to the same periods in fiscal 2009.

Other Income (Expense)

Other income (expense) during the years ended December 31, 2010 and 2009 consists primarily of interest expense on related party notes payable and finance charges to customers with past due balances that we are reasonably assured we will collect.  We recorded other expense of $19,298 (net of finance charge income of $16,338) for the year ended December 31, 2010 compared to $688 in fiscal 2009.  In fiscal 2010, we recorded non-cash interest expense of $34,178 upon the conversion of the notes payable into shares of the company for the value of the shares received in excess of the carrying value of the notes payable and accrued interest.  The non-cash interest expense was offset primarily by finance charges of $16,338.

Income Taxes

At December 31, 2009, we had fully reserved our deferred income tax assets primarily resulting from net operating loss carryforwards. In fiscal 2009, we did not recognize any income tax expense or benefit, as we utilized net operating loss carryforwards to offset our taxable income.  However, at December 31, 2010, we elected to only partially reserve our deferred tax assets based on our estimated profitability for the next two years.  Therefore, the reduction of our full valuation allowance on our deferred tax asset resulted in an income tax benefit of $220,800 for the year ended December 31, 2010.

Net Income

We recorded net income of $429,406 in fiscal 2010 compared to $274,174 in fiscal 2009. Net income in fiscal 2010 includes the deferred tax benefit of $220,800 discussed previously. Net income before taxes was $208,606 in fiscal 2010 compared to $274,174 in fiscal 2009.  Although revenues were higher in 2010, net income before taxes decreased in fiscal 2010 as compared to fiscal 2009, primarily due to the low margins on the large print and fulfillment job previously discussed, and an increase in general and administrative costs as we continue to build our infrastructure.

Liquidity and Capital Resources

We generated $446,297 in cash from our operating activities during fiscal 2010, as compared to $186,601 in cash in fiscal 2009. In fiscal 2010, we purchased equipment totaling $48,127 compared to $16,014 in 2009. In fiscal 2010, we paid $39,500 to repurchase common and preferred stock, as opposed to $10,083 in fiscal 2009. We also paid $64,828 for the repayment of notes payable in fiscal 2009, compared to zero in fiscal 2010.

As of December 31, 2010, we had $504,713 in cash and cash equivalents and $175,336 of net accounts receivable. Current liabilities for the period ended December 31, 2010, totaled $151,870, including accrued payroll liabilities, accounts payable, accrued expenses, and deferred revenue. At December 31, 2010, our total assets exceeded our total liabilities by $907,730.

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

We pride ourselves on providing the best systems, the best service to our clients, the highest support to our staff; record results, higher returns to our shareholders, and higher rewards to our team members.

Our strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing our focus on productivity, and acquiring and integrating complementary businesses.

Plan of Operation

The following plan of operations provides information, which our management believes, is relevant to an assessment and understanding of our business, operations and financial condition. The discussion should be read in conjunction with the financial statements as of and for the periods ended December 31, 2010 and 2009, and the notes thereto which are included in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties and assumptions.

Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained elsewhere in this Annual Report.

In fiscal 2011, we will focus on expanding our existing customer relationships as well as acquiring new customers. We expect our revenues in 2011 to increase at a similar percentage as that of fiscal 2010 compared to 2009. Overall, we expect the increases will be in contract services such as transfer agency services, XBRL and proxy services licensing. We believe that our unique offerings yield a competitive advantage in the marketplace even though we operate in a competitive sector. We anticipate further consolidation in the marketplace of financial printers and suppliers in 2011, which may result in pricing pressures; however, we believe our unique combination of business offerings will provide us the opportunity to increase our overall market.

Technological advancements - such as the electronic distribution of documents, online distribution and notice and access programs, as well as print-on-demand technology will continue to impact the markets we serve in 2011 and beyond. We believe these new regulatory rules for notice and access will decrease the amount of printed materials we will deliver in 2011 but provide an opportunity for our proxy systems and technology notice and access system to materialize. To address these longer-term industry concerns we have spent considerable amounts of time in specific segments of our business, building brands around Notice and Access, through our iProxy Direct systems..

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. As of December 31, 2010 and 2009, we had recorded an allowance for doubtful accounts of approximately $56,024 and $16,785, respectively.

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

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . This ASU updates ASC Topic 350, Intangibles —Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The Company adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and adopted certain other provisions on January 1, 2011.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $504,713 and $146,043 at December 31, 2010 and 2009, respectively. We held no marketable securities as of December 31, 2010 or 2009.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity equity/deficit and cash flows for the two years ended December 31, 2010, and 2009, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 9, 2009, we engaged GBH CPAs, PC (“GBH”) as our independent registered public accounting firm. The decision to engage GBH was made and approved by our Board of Directors. Before we engaged GBH as our principal independent accountant, we did not consult with GBH regarding the application of accounting principles to a specific transaction; or the type of audit opinion that might be rendered on our financial statements; or regarding any matters that were the subject of any disagreement between us and any of our former principal independent accountants.

On June 4, 2010, we dismissed GBH as our independent registered public accounting firm.  The decision to dismiss GBH was made and approved by our Board of Directors.  The audit reports of GBH on the Company’s financial statements for the fiscal year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, or accounting principles.  During the two most recent fiscal years and the subsequent interim period through June 4, 2010, the Company had no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to their satisfaction, would have caused GBH to make reference to the subject matter of the disagreement in connection with its reports. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K)

Effective as of June 4, 2010, we engaged Cherry Bekaert & Holland, L.L.P. (“Cherry Bekaert & Holland”) as our new independent registered public accounting firm. The decision to engage Cherry Bekaert & Holland was made and approved by our Board of Directors.

During the two most recent fiscal years and through June 4, 2010, the Company has not consulted with Cherry Bekaert & Holland regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2010 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers

At December 31, 2010, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
Brian R. Balbirnie	39	Chairman of the Board, Chief Executive Officer
Wesley Pollard	40	Chief Financial Officer, Director
Lori Jones	53	Director

Brian R. Balbirnie – Chairman, Chief Executive Officer

Brian R. Balbirnie is the Chairman and Chief Executive Officer of Issuer Direct Corporation, and one of the initial co-founders of the Company. Prior to starting the Company, Mr. Balbirnie spend two years as the managing partner at Catapult Consulting Group (CCG), a compliance and consulting practice focused on the Sarbanes-Oxley Act. Prior to CCG, Mr. Balbirnie served as the Chief Financial Officer and Chief Operating Officer for Mobile Reach, an enterprise mobile software provider; responsible for the day-to-day operations, including all facets of SEC reporting. Mr. Balbirnie spent several years consulting with companies, assisting in public strategies, Merger Acquisitions and financial reporting. In the early nineties, Mr. Balbirnie founded the first wireless data compression solutions company, exclusively sold through the Bell South and AT&T channel network – winning several awards including best wireless company. Before moving on to pursue his entrepreneurial career, Mr. Balbirnie pursued his degree in International Business and Marketing at St. Petersburg College.

Wesley Pollard – Chief Financial Officer, Director

Mr. Pollard has served as Chief Financial Officer since December 2009, and was elected to the Board of Directors in June 2010.  Prior to joining the Company, Mr. Pollard was employed by Digital Lifestyle Outfitters (“DLO”) from July 2006 through May 2009. DLO was acquired by Philips Electronics in mid 2007; Mr. Pollard served as Vice President of Finance prior to the acquisition, and Head of Finance following the acquisition.  Prior to DLO, Mr. Pollard served as International Controller for Tekelec, Inc. from June 2005 to June 2006 and Director of Finance for BioStratum, Inc from June 2001 through June 2005.  Mr. Pollard also assisted Home Director from June 2000 to June 2001 as the Corporate Controller.  From December 1999 to June 2009, Mr. Pollard served as the Director of SEC and Financial reporting for BuildNet, Inc. Mr. Pollard also spent five years at PricewaterhouseCoopers, LLP. Mr. Pollard is a Certified Public Accountant and holds his Master of Accounting from the University of North Carolina at Chapel Hill.

Lori Jones - Director

Lori Jones, C.P.A, was elected to the Board of Directors in June 2010.  Ms. Jones founded JJM Consulting, a boutique financial consulting firm that provides clients with practical and immediate leadership in accounting and finance disciplines as well as in strategic initiatives, in April 2008. As principal, she provides consulting services to various entities, including serving as Chief Financial Officer of Issuer Direct Corporation from June 2008 through December 2009.   From September 2009 until December 2009, she served as Chief Financial Officer of MDI, Inc.  Ms. Jones served as Chief Executive Officer and acting Chief Financial Officer of Analytical Surveys, Inc. ("ASI") a publicly held energy and geo-spatial mapping company until March 23, 2008, at which time Axion International Holdings, Inc. ("Axion") acquired a controlling interest in ASI. Since that time, Ms. Jones has serve on the Board of Directors of Axion (OTCBB: AXIH), and as Chairman of the Audit Committee since May 2009. She served as the ASI's Chief Financial Officer from January 2003 until December 2004, when she assumed the position of CEO. Ms. Jones served as Chief Financial Officer of MDI, Inc. in February and March 2008. From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company, where she provided senior financial advice to both small and medium-size firms. Prior to Tatum CFO Partners LLP, Ms. Jones served as chief financial officer of Billserv, Inc. Ms. Jones holds an M.B.A. from the University of Texas at San Antonio.

Edward P. Gistaro – Former Director

Edward P. Gistaro served as Chairman of the Board of Directors of Docucon Incorporated since 1990. He served as a Director of Issuer Direct Corporation from the date of the merger with Docucon  in 2007 until June 2010, when the Company accepted his resignation.  He served as Chief Executive Officer of the Company from June 4, 1988 until April 1998, when the Board of Directors accepted his recommendation that he be replaced by Douglas P. Gill as Chief Executive Officer. Mr. Gistaro also served as President of the Company from 1988 until 1991. In 1973, Mr. Gistaro joined Datapoint Corporation as VP of Marketing. During his tenure at Datapoint, he held various management positions, including chief executive officer, chief financial officer, president and chief operating officer. While at Datapoint, Mr. Gistaro negotiated and executed more than $150 million in acquisition and financing transactions, and played a key role in the company's growth from $16 million to $600 million, at which time Datapoint Corporation became a Fortune 500 company. In addition to serving as Chairman of the Board of Directors for Docucon Incorporated, Mr. Gistaro also serves as a director on the boards of Analytical Surveys, Inc., since 2004 and InSite Services since 2006.

Chauncey E. Schmidt – Former Director

Chauncey E. Schmidt was elected to the Board of Directors of Docucon Incorporated in February 1993. In June 2010, the Company accepted his resignation as a Director.  He has been Chairman of C.E. Schmidt & Associates, an investment firm, since April 1989. From 1987 to March 1989, he was Vice Chairman of the Board of AMFAC, Inc., a New York Stock Exchange-listed Company engaged in diversified businesses. He has previously served as President of The First National Bank of Chicago and Chairman of the Board of Directors and Chief Executive Officer of The Bank of California, N.A. Mr. Schmidt is on the Board of Trustees of the U.S. Naval War College Foundation and is active in several civic and charitable organizations.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal years 2009 and 2010 by our principal executive officer, principal financial officer and our two other former executive officers (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year (Dec 31st)	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards $ (1)	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Brian R. Balbirnie	2010	$91,000	$2,500	$—	$28,695	$—	$—	$—	$122,195
Chairman,	2009	99,500	—	—	—	—	—	—	99,500
Chief Executive Officer

Wesley Pollard	2010	67,615	—	84,000	113,790	—	—	—	265,405
Director, Chief Financial Officer	2009	—	—	—		—	—	—	—

Lori Jones	2010	—	—	—	28,695	—	—	—	28,695
Director, Former Chief Financial Officer	2009	39,100	—	—	—	—	—	—	39,100

———————
1
The amounts shown in these columns reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the stock awards and option awards granted to our named executive officers during 2009 and 2010. The assumptions made in determining the fair values of our stock awards and option awards are set forth in Notes 6 and 7 to our 2010 Consolidated Financial Statements included in this Form 10-K.

Compensation of Directors

During the year ending December 31, 2009, we did not pay cash or equity compensation to our non-employee directors. During the year ended December 31, 2010, the Company issued Ms. Jones 150,000 options to purchase the company’s common stock at an exercise price of $0.21, with quarterly vesting in eight equal installments.  At December 31, 2010 and 2009, there were no other arrangements, “standard” or otherwise, pursuant to which any director of the Company was compensated for any service he or she provided as a director, including, without limitation, any additional amounts payable to any director for committee participation or special assignments.

Outstanding Equity Awards at Fiscal Year End

There were no unvested shares of restricted stock for our Named Executive Officers outstanding at December 31, 2010.  The following table contains information concerning unexercised stock options that for the Named Executive Officers as of December 31, 2010:

Name	Number of Securities Underlying Unexercised Options (Exercisable) #	Number of Securities Underlying Unexercised Options (Unexercisable) #	Option Exercise Price ($)	Option Expiration Date
Brian R. Balbirnie	37,500	112,500	$0.231	08/09/2015
Wesley Pollard	75,000	525,000	$0.21	08/09/2015
Lori Jones	37,500	112,500	$0.21	08/09/2015

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2011 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and “named executive officers”; and (iii) all of our executive officers and directors as a group:

Name of Beneficial Owner	Number of Shares		Percent of Class(1)
Directors and Named Executive Officers
Brian R. Balbirnie – Chief Executive Officer	5,996,000	(2)	33.90%
Wesley Pollard – Chief Financial Officer	450,000		2.54%
Lori Jones – Director, Former Chief Financial Officer	332,000		1.88%
All Directors and Executive Officers as a group (5 persons)	6,778,000		38.33%

Other 5% Stockholders
James Michael	2,805,000		15.86%
Adam Segel	1,200,000		6.79%
———————
(1)
As of March 1, 2011, we had 17,685,312 shares of common stock outstanding. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

(2)
As of December 31, 2010, Mr. Balbirnie held shares both in certificate and beneficial name; of which 5,945,000 common shares were held as affiliate control certificate and 51,000 common shares held in beneficial street position.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In February 2009, our former President sold 2,250,000 shares from his beneficial holdings in a private transaction for $6,750 to the Company. The shares were retired, and we reduced paid-in capital by $4,500; and on January 22, 2010 Mr. Learish sold his remaining 425,000 shares in a private transaction to a current shareholder.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)           Audit Fees.

Audit fees billed by GBH CPAs, PC for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the period ended March 31, 2010 filed with the SEC for last year totaled $20,000.  Audit fees billed by Cherry Bekaert & Holland, L.L.P. for the audit of our financial statements included in our Annual Report on Form 10K for the fiscal year ended December 31, 2010, and for review of the financial statements included in our Quarterly Reports on Form 10Q for the periods ended March 31, 2010, June 30, 2010, and September 30, 2010 filed with the SEC for last year totaled $30,000.

(b)           Audit-Related Fees.

None

(c)           Tax Fees.

Tax fees billed by Cherry Bekaert & Holland, L.L.P. during the year ended December 31, 2010 totaled $18,200.

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
Brian R. Balbirnie Chairman of the Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of March 2011.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 1, 2011	Chief Executive Officer and Chairman of the Board of Directors
Brian R. Balbirnie		and Director (principal executive officer)

/s/ WESLEY POLLARD	March 1, 2011	Chief Financial Officer and Director
Wesley Pollard

/s/ LORI JONES	March 1, 2011	Director
Lori Jones

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2 - F-3
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4
Consolidated Statements of Income for the years ended December 31, 2010 and 2009	F-5
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2010 and 2009	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2010 and 2009	F-7
Notes to Consolidated Financial Statements	F-8 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Issuer Direct Corporation
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheet of Issuer Direct Corporation and subsidiary (the “Company”) as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation and subsidiary as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.
Raleigh, North Carolina

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Issuer Direct Corporation
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheet of Issuer Direct Corporation as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation as of December 31, 2009, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 16, 2010

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$504,713	$146,043
Accounts receivable (net of allowance for doubtful accounts of $56,024 and $16,785, respectively)	175,336	152,069
Security deposits -current	-	6,242
Deferred income tax asset – current	102,400	-
Other current assets	16,581	19,201
Total current assets	799,030	323,555
Furniture, equipment and improvements, net	53,375	21,087
Deferred income tax asset – noncurrent	118,400	-
Other long-term assets	15,576	-
Intangible assets (net of accumulated amortization of $55,166 and $67,833, respectively)	93,029	120,363
Total assets	$1,079,410	$465,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$65,570	$51,715
Accrued expenses	34,918	59,810
Deferred revenue	51,382	-
Notes payable – related party	-	73,525
Total current liabilities	151,870	185,050
Other long term liabilities	19,810	-
Total liabilities	171,680	185,050
Commitments (see Note 8)
Stockholders' equity:
Preferred stock, $1.00 par value, 30,000,000 shares authorized Series A, 60 shares designated, 0 and 5 shares issued and outstanding, respectively	-	5
Series B, 476,200 shares designated; no shares issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 17,685,312 and 16,826,342 shares issued and outstanding, respectively	17,685	16,826
Additional paid-in capital	1,661,212	1,463,697
Accumulated deficit	(771,167)	(1,200,573)
Total stockholders' equity	907,730	279,955
Total liabilities and stockholders’ equity	$1,079,410	$465,005

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009
Revenues	$3,860,513	$1,885,232
Cost of services	2,509,416	786,633
Gross profit	1,351,097	1,098,599
Operating costs and expenses:
General and administrative	742,173	537,604
Sales and marketing	337,848	247,887
Impairment charges	4,000	-
Depreciation and amortization	39,172	38,246
Total operating costs and expenses	1,123,193	823,737
Operating income	227,904	274,862
Other income (expense):
Interest expense, net	(19,298)	(688)
Total other income (expense)	(19,298)	(688)
Net income before taxes	208,606	274,174
Income tax benefit	220,800	-
Net income	$429,406	$274,174
Income per share – basic and diluted	$0.02	$0.02

Weighted average number of common shares outstanding – basic	17,407,097	17,014,713
Weighted average number of common shares outstanding – diluted	17,603,391	17,061,729

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at December 31, 2008	7	$7	18,834,717	$18,834	$(4,236)	$1,441,006	$(1,474,747)	$(19,136)
Repurchase and retirement of treasury shares	—	—	(2,273,804)	(2,273)	4,236	(12,046)	—	(10,083)
Issuance of common stock for employee incentives	—	—	150,000	150	—	24,850	—	25,000
Issuance of common stock for services	—	—	100,000	100	—	9,900	—	10,000
Redemption of preferred shares	(2)	(2)	20,000	20	—	(18)	—	—
Cancellation of shares	—	—	(4,571)	(5)	—	5	—	—
Net income	—	—	—	—	—	—	274,174	274,174
Balance at December 31, 2009	5	$5	16,826,342	$16,826	—	$1,463,697	$(1,200,573)	$279,955
Conversion of notes payable for common stock	—	—	458,970	459	—	59,207	—	59,666
Conversion of note payable for preferred stock	26	26	—	—	—	27,754	—	27,780
Non-cash interest expense on notes payable	—	—	—	—	—	34,178	—	34,178
Repurchase and retirement of treasury shares	(31)	(31)	(50,000)	(50)	—	(39,419)	—	(39,500)
Issuance of common stock for services	—	—	450,000	450	—	83,550	—	84,000
Stock-based compensation expense	—	—	—	—	—	32,245	—	32,245
Net income	—	—	—	—	—	—	429,406	429,406
Balance at December 31, 2010	—	$—	17,685,312	$17,685	$—	$1,661,212	$(771,167)	$907,730

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$429,406	$274,174
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	51,446	61,340
Depreciation and amortization	39,172	38,246
Deferred income taxes	(220,800)	—
Impairment charges	4,000	—
Non-cash interest expense	34,178	—
Stock-based expenses	116,245	10,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(74,713)	(47,728)
Decrease (increase) in deposits and prepaids	(6,714)	(14,347)
Increase (decrease) in accounts payable	13,856	(91,844)
Increase (decrease) in deferred revenue	51,382	—
Increase (decrease) in accrued expenses	8,839	(43,240)
Net cash provided by operating activities	446,297	186,601

Cash flows from investing activities
Purchase of property and equipment	(48,127)	(16,014)
Net cash used by investing activities	(48,127)	(16,014)

Cash flows from financing activities
Repurchase of common and preferred stock	(39,500)	(10,083)
Payments of notes payable	—	(64,828)
Net cash used by financing activities	(39,500)	(74,911)

Net change in cash	358,670	95,676
Cash – beginning	146,043	50,367
Cash – ending	$504,713	$146,043

Supplemental disclosures:
Cash paid for interest	$518	$1,192
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Retirement of treasury shares	$—	$10,083
Cancellation of common shares	$—	$4,236
Issuance of common shares for redemption of preferred shares	$—	$20
Accrued expenses settled by issuance of common shares	$—	$25,000
Related party notes payable and accrued interest converted to common shares	$59,666	$—
Related party notes payable and accrued interest converted to preferred shares	$27,780	$—

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1:	Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. The transaction has been accounted for as a reverse merger.  My EDGAR was the acquiring entity for accounting purposes. While the transaction was accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of My EDGAR’s capital structure.

The surviving company was formed for the purposes of helping companies produce and distribute their financial and business communications both online and in print. As an issuer services focused company, Issuer Direct Corporation operates under several brands in the market, including Direct Transfer, iProxy Direct, iFund Direct, iR Direct and Issuer Services Group. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client's ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

Note 2:	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Direct Transfer LLC.  Significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2012 for certain qualifying and participating non-interest bearing transaction accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2010, the Company had cash of $504,713 which exceed these insured amounts.

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

Asset Category	Depreciation / Amortization Period
Furniture, fixtures and equipment	3 to 5 years
Computer equipment and purchased software	3 years
Machinery and equipment	3 to 5 years
Leasehold Improvements	7 years

Earnings per Share

We comply with FASB ASC No. 260 – Earnings per Share (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”) and SEC Staff Accounting Bulletin (“SAB”) No. 98, which require that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares, such as convertible preferred stock, outstanding during the period.  Common shares of 258,323 and 41,665 issuable upon the potential conversion of the Company’s Series A Convertible Preferred Stock were included in the computation of diluted earnings per common share for the years ended December 31, 2010 and 2009, respectively. Shares issuable upon the exercise of stock options totaling 1,000,000 on December 31, 2010 were excluded from the calculation of common equivalent shares as the impact was anti-dilutive.  There were no stock options outstanding at December 31, 2009.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on client account balances, and a reserve based on our historical experience. We recorded bad debt expense of $51,446 and $61,340 during the years ended December 31, 2010 and 2009, respectively.

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

Impairment of Long-lived Assets

In accordance with FASB ASC No. 360 – Property Plant and Equipment  (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"), long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.   Goodwill is tested for impairment annually or whenever events indicate that the asset may be impaired.

Fair Value Measurements

As of December 31, 2010 and 2009, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

We adopted the fair value provisions applicable to nonfinancial assets and nonfinancial liabilities in the first quarter of 2009. Our assets and liabilities that are subject to these provisions during the years ended December 31, 2010 and 2009 include our intangible assets, consisting of goodwill, domain names and software, and our long-lived assets. The adoption of the fair value provisions applicable to nonfinancial assets and liabilities did not have a significant impact on the determination or reporting of our financial results.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, and unsecured notes payable approximate their carrying amounts. The interest rates payable on our notes approximate market rates on similar borrowings at December 31, 2009.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . This ASU updates ASC Topic 350, Intangibles —Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The Company adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and adopted certain other provisions on January 1, 2011.

Note 3:	Furniture, Equipment, and Improvements

	December 31,
	2010	2009
Computers & equipment	$51,726	$35,442
Furniture	21,197	3,961
Leasehold improvements	14,606	-
Total fixed assets, gross	87,529	39,403
Less: Accumulated depreciation	(34,154)	(18,316)
Total fixed assets, net	$53,375	$21,087

Depreciation expense for the years ended December 31, 2010 and 2009 totaled $15,838 and $10,913, respectively.

Note 4:    Goodwill and Other Intangible Assets

The components of goodwill and intangible assets are as follows:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$30,000	$(21,000)	$9,000
Customer relationships-noncontractual	25,000	(17,500)	7,500
Proprietary software	50,000	(16,666)	33,334
Goodwill	43,195	—	43,195
Total intangible assets	$148,195	$(55,166)	$93,029

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Domain name	$40,000	$(32,000)	$8,000
Customer lists	30,000	(15,000)	15,000
Customer relationships-noncontractual	25,000	(12,500)	12,500
Proprietary software	50,000	(8,333)	41,667
Goodwill	43,195	—	43,195
Total intangible assets	$188,195	$(67,833)	$120,362

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Goodwill

At December 31, 2010 and 2009, our recorded goodwill totaled $43,195, which was solely related to our acquisition of Basset Press in July 2007.   We conducted our 2010 annual impairment analysis during the third quarter of 2010 and determined that our goodwill was not impaired.

Intangible Assets

In July 2007, as part of the Basset Press acquisition, we acquired $105,000 of identifiable intangible assets including $30,000 for customer lists, $25,000 for non-contractual customer relationships, and $50,000 for proprietary software or intellectual property. Customer lists and relationships are subject to amortization and have estimated useful lives of five years.  At the date of the acquisition and through the year ended December 31, 2008, we assigned an indefinite life to the proprietary software and included such software in our annual evaluation of impairment. During the first quarter of 2009, we reevaluated the useful life of the propriety software and have assigned a remaining estimated useful life of 6 years to such asset.

           We conducted our 2010 annual impairment analysis during the third quarter of 2010 and determined that the total amount of intangible assets recorded related to our My Edgar domain was impaired, as we were no longer using the domain name. Accordingly, we recorded an impairment charge of $4,000, representing the remaining unamortized balance, during the year ended December 31, 2010.

The amortization of intangible assets is a charge to operating expenses and totaled $23,333, and $27,333 in 2010 and 2009, respectively.

The future amortization of the identifiable intangible assets is as follows:

Years Ending December 31:
2011	$19,334
2012	13,834
2013	8,333
2014	8,333
Total	$49,834

Note 5:   Notes payable – Related Party

As of December 31, 2009, we had three unsecured related party notes payable outstanding, totaling $73,525 as follows:

	December 31, 2010	December 31, 2009
Note Payable to our Chief Executive Officer in the amount of $23,525 for various obligations the former company was party to, including former legal counsel, former transfer agent services and tax obligations with the state of Delaware. The unsecured note carried interest in the amount of 8% per annum and was due on December 31, 2008. The note was in default at December 31, 2009. The note and accrued interest was converted into 26 shares of Series A preferred stock during the year ended December 31, 2010.	$––	$23,525

Unsecured Note Payable to a prior Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement. The note and accrued interest was converted into 229,485 shares of common stock during the year ended December 31, 2010.	––	25,000

Unsecured Note Payable to a prior Director of the Company in the amount of $25,000, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of the Private Placement. The note and accrued interest was converted into 229,485 shares of common stock during the year ended December 31, 2010.	––	25,000
Total notes payable - related party	$––	$73,525

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 6:	Preferred stock and common stock

As of December 31, 2009, there were five shares of Series A Convertible Preferred Stock outstanding, each of which are convertible into 8,333 shares of our common stock. On March 31, 2010, we issued 26 shares of Series A Preferred Stock to our Chief Executive Officer for the conversion of a note payable in the amount of $23,525 and accrued interest of $4,255.  The fair value of the preferred stock on the date of the transaction was $39,000, which was determined based upon the number of common shares issuable upon conversion of the preferred shares into common stock, 216,666, and the market price of our common stock on the date of the agreement of $0.18.  The difference between the carrying value of the debt and accrued interest and the fair value of the preferred shares of $11,220 has been recorded as additional interest expense.  In April 2009, we issued 20,000 common shares to the holder of two preferred shares, for a value of $100 per preferred share, in settlement of the stated value and any potential claims to accumulated dividends thereon.  Although the Certificate of Designation of the rights, preferences and limitations of the Preferred Stock provides for dividends equal to eleven percent (11.0%) per year on the liquidation preference of $25,000 per share, we have not declared or accrued such dividends.  Additionally, under Delaware law, dividends are an obligation only when declared, and the Board has not declared any dividends payable on the Series A Preferred Stock.  In November 2010, the Company’s Chief Executive Officer who held 83.9% of the outstanding shares of Series A Preferred Stock approved an amendment to the Certificate of Designation whereby the holders of at least 56 2/3rds of the outstanding shares of Series A Preferred Stock may elect to require the Company to redeem all of the outstanding shares of Series A Preferred Stock for $1,000 per share.  In November 2010, the Company’s Chief Executive Officer who held 83.9%  of the outstanding shares of Series A Preferred Stock elected to require the Company to redeem the remaining 31 shares of Series A Preferred Stock in exchange for proceeds of $31,000, and therefore there were no shares of Series A Preferred Stock outstanding at December 31, 2010.

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2010 and 2009, there were no issued and outstanding shares of such preferred stock.

The Company has never declared or paid any cash dividends on its common stock.

In November 2010, the Company’s Board of Directors authorized a stock repurchase plan, whereby the Company is authorized to repurchase up to 1,000,000 shares of the Company’s common stock over a twelve month period, but not to exceed an aggregate purchase price of $10,000 in cash every fiscal quarter for a maximum of four quarters or until the board causes action to modify or terminate the repurchase plan.  Anything beyond these amounts would require additional consent from the Board of Directors.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

During years ended December 31, 2010 and 2009, changes in the shares of our common stock outstanding are as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
Balance at beginning of year	16,826,342	18,834,717
Repurchase and retirement of shares (1)	(50,000)	(2,273,804)
Issuance of common stock for services (2)	450,000	100,000
Conversion of notes payable for common stock (3)	458,970	-
Issuance of common stock for employee incentives (4)	-	150,000
Cancellation of shares	-	(4,571)
Redemption of preferred shares	-	20,000
Balance at end of year	17,685,312	16,826,342

1.	Repurchase and retirement of treasury shares:

Year ended December 31, 2009

•
In February 2009, our former President, who remained on the Board of Directors until December 9, 2009, sold 2,250,000 shares from his beneficial holdings in a private transaction for $6,750 to the Company. The shares were retired, and we reduced paid-in capital by $4,500.

•	In October 2009, the Company repurchased 23,804 shares from a former beneficial shareholder for $3,333.

Year ended December 31, 2010

•	In December 2010, the Company purchased 50,000 shares from a shareholder in a private transaction for $8,500.

2.	Shares issued for services for services:

Year ending December 31, 2009

•
We issued 100,000 shares of our common stock in July 2009 to a consultant in exchange for certain consulting services, with an estimated fair market value of $10,000, which is equal to the closing price of our common stock on the date of the issuance.

Year ended December 31, 2010

•
 Between March 2010 and November 2010, we issued a total of 450,000 shares of our common stock to our Chief Financial Officer with an estimated total fair market value of $84,000 based on the closing price of our stock on each date of issuance.

3.	Conversion of notes payable for common stock.

Year ending December 31, 2010

•
On March 31, 2010, we issued 458,970 shares of common stock to two prior Directors of the Company for the conversion of notes payable totaling $50,000 and accrued interest of $9,666.  The notes payable and accrued interest were converted at $0.13 per share, which represents the average share price over the prior twelve months.  The fair value of common stock on the date of the transaction was $0.18.  The difference of $0.05 per share, or $22,958, has been recorded as additional interest expense.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

4.	Shares issued for employee incentives:

Year ending December 31, 2009

•
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

On July 7, 2008, we amended our Articles of Incorporation accordingly, and as of that date, we have 100,000,000 authorized shares of common stock, par value $0.001. Additionally, we have 30,000,000 authorized shares of preferred stock, of which 60 shares are designated as Series A preferred stock, par value $1.00 and 476,200 shares are designated as Series B preferred shares, par value $1.00.

Note 7:	Employee Stock Options

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

The following is a summary of stock options issued during the year ended December 31, 2010:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2009	-	-	-
Options granted	1,000,000	$0.21 - $0.23	$0.21
Balance at December 31, 2010	1,000,000	$0.21 - $0.23	$0.21	$12,750

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2010 of $0.22 and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2010. As of December 31, 2010, there was $155,515 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2014.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.21 - $0.23	1,000,000	5.03	$0.21	150,000	$0.21

Of the 1,000,000 stock options outstanding, 750,000 are non-qualified stock options.  None of the outstanding stock options have been registered with the SEC.

The fair value of common stock options issued during the year ended December 31, 2010 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

Expected dividend yield	0%
Expected stock price volatility	181%
Weighted-average risk-free interest rate	1.1% - 1.6%
Expected life of options (in years)	3.5 – 5.5

During the year ended December 31, 2010, we recorded expense of $32,245 related to these stock options.  No options had been exercised or cancelled as of December 31, 2010.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 8:	Commitments and Contingencies

Office Lease

In August 2010, we signed a six year and two month lease for 16,059 square feet for our corporate headquarters in Morrisville, NC.  At our option, we may terminate the lease anytime after October 31, 2014 in exchange for an early termination fee of $135,000.  If we do not terminate the lease early, our required minimum lease payments are as follows:

Year Ended December 31:
2011	$65,621
2012	78,833
2013	137,589
2014	141,428
2015	144,411
Thereafter	123,336
Total	$691,218

Rental expenses associated with our office leases totaled $76,132 and $78,189 for the years ended December 31, 2010 and 2009, respectively.

Note 9:    Concentrations

For the years ended December 31, 2010 and December 31, 2009, we generated revenues from the following revenue streams as a percentage of total revenue:

	2010		2009
Revenue Streams	Amount	Percentage	Amount	Percentage
Document conversion	$595,737	15.4%	$713,510	37.8%
Printing and financial communication	1,500,237	38.9%	381,347	20.2%
Fulfillment and distribution	1,192,916	30.9%	444,920	23.6%
Software licensing	124,301	3.2%	90,249	4.8%
Transfer agent services	447,322	11.6%	255,206	13.6%
Total	$3,860,513	100.0%	$1,885,232	100.0%

During 2010, revenue generated from one customer comprised 47.7% of our total annual revenues.  In 2009, revenue from a different customer accounted for 28.6% of our total annual revenues.  We did not have any customers that comprised more than 10% of our total accounts receivable balance at December 31, 2010.  As of December 31, 2009, one customer comprised 17.8% of our total accounts receivable.

We believe we do not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 10:    Income Taxes

At December 31, 2010 and 2009, we had a Federal net operating loss carry forward of approximately $564,000 and $883,000, respectively.  These loss carry forwards are available to reduce future taxable income and will expire through 2030 if not utilized.

The provision (benefit) for income taxes consisted of the following components for the years ended December 31:

	2010	2009
Current:	$—	$—
Deferred:
Federal	77,000	93,000
State	13,000	16,000
Total Deferred	90,000	109,000
Valuation Allowance	(310,800)	(109,000)
Total provision (benefit) for income taxes	(220,800)	—

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$226,000	$353,000
Deferred revenue	21,000	—
Allowance for doubtful accounts	22,000	7,000
Stock options	7,000	—
Charitable contributions	4,000	3,000
Basis difference in intangible assets	55,000	52,000
Basis difference in fixed assets	(12,000)	(4,000
Other	—	2,000
Total deferred tax assets	323,000	413,000
Less: valuation allowance	(102,200)	(413,000
Net deferred tax assets	$220,800	$—

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $102,200 and $413,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the uncertainty around their ultimate realization, management elected to fully reserve the Company’s deferred tax assets as of December 31, 2009.  At December 31, 2010, management elected to only partially reserve the Company’s deferred tax asset.  The net deferred tax asset at December 31, 2010 was estimated based on the company’s profitability for the next two years.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2010	2009
Federal statutory tax rate	34.0%	34.0%
State tax rate	6.0%	6.0%
Permanent difference and valuation allowance	2.9	0.4
Other	0.2%	(0.7%)
	43.1%	39.7%
Change in valuation allowance	(149.0%)	(39.7%)
Total	(105.9%)	0%

The Company has reviewed its tax positions and has determined that it has no significant uncertain positions as of December 31, 2010.

Note 11: Subsequent Events

On February 11, 2011, the Company obtained a working capital line of credit (the “Line of Credit”) in the amount of $200,000.  The Line of Credit has an interest rate equal to the 30 day LIBOR rate plus 4%.  The Line of Credit has a twelve month term, and automatically renews on the anniversary.  No amounts were outstanding on the Line of Credit as of March 1, 2011.