Form 10-Q
period 2011-03-31
ISSUER DIRECT CORP
filed 2011-05-04
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 17,560,312 shares of common stock were issued and outstanding as of May 4, 2011.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	(Removed and Reserved).	16

Item 5.	Other Information.	16

Item 6.	Exhibits	16

Signatures		17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$501,893	$504,713
Accounts receivable, (net of allowance for doubtful accounts of $74,008 and $56,024, respectively)	222,650	175,336
Deferred income tax asset – current	102,400	102,400
Other current assets	20,510	16,581
Total current assets	847,453	799,030
Furniture, equipment and improvements, net	75,598	53,375
Deferred income tax – noncurrent	118,400	118,400
Intangible assets (net of accumulated amortization of $60,000 and $55,166, respectively)	88,196	93,029
Other noncurrent assets	16,106	15,576
Total assets	$1,145,753	$1,079,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,367	$65,570
Accrued expenses	34,228	34,918
Deferred revenue	88,606	51,382
Total current liabilities	212,201	151,870
Other long term liabilities	32,258	19,810
Total liabilities	244,459	171,680

Stockholders' equity:
Preferred stock, $1.00 par value, 30,000,000 shares authorized – Series A, 60 shares designated, no shares issued and outstanding; Series B, 476,200 shares designated, no shares issued and outstanding.	-	-
Common stock $.001 par value, 100,000,000 shares authorized,	17,685	17,685
17,685,312 shares issued and outstanding as of March 31, 2011 and December 31, 2010.

Additional paid-in capital	1,680,558	1,661,212
Accumulated deficit	(796,949)	(771,167)
Total stockholders' equity	901,294	907,730
Total liabilities and stockholders’ equity	$1,145,753	$1,079,410

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2011	2010

Revenues	$513,556	$605,081
Cost of services	232,096	199,255
Gross profit	281,460	405,826
Operating costs and expenses:
General and administrative	233,736	160,301
Sales and marketing expenses	64,549	64,192
Depreciation and amortization	11,819	11,399
Total operating costs and expenses	310,104	235,892
Net operating income (loss)	(28,644)	169,934
Other income (expense):
Interest income (expense), net	2,862	(35,270)
Total other income (expense)	2,862	(35,270)
Net income (loss)	$(25,782)	$134,664
Income (loss) per share - basic	$(0.00)	$0.01
Income (loss) per share - fully diluted	$(0.00)	$0.01
Weighted average number of common shares outstanding - basic	17,685,312	16,843,108
Weighted average number of common shares outstanding - fully diluted	17,685,312	16,887,181

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(25,782)	$134,664
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	11,818	11,399
Bad debt expense	21,182	32,111
Non-cash interest expense	-	34,179
Stock-based expense	19,346	27,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(68,496)	(77,633)
Decrease (increase) in deposits and prepaids	(4,459)	193
Increase (decrease) in accounts payable	23,797	9,827
Increase (decrease) in accrued expenses	11,758	4,555
Increase (decrease) in deferred revenue	37,224	-
Net cash provided by operating activities	26,388	176,295

Cash flows from investing activities:
Purchase of property and equipment	(29,208)	(6,958)
Net cash used in investing activities	(29,208)	(6,958)

Cash flows from financing activities:
Net cash used in financing activities	-	-

Net change in cash	(2,820)	169,337
Cash – beginning	504,713	146,043
Cash – ending	$501,893	$315,380

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-
Non-cash activities:
Related party notes payable and accrued interest converted to common shares	$-	59,666
Related party notes payable and accrued interest converted to preferred shares	$-	27,780
.
The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of March 31, 2011 and statements of operations and cash flows for the periods ended March 31, 2011 and 2010 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the Company’s) 2010 audited financial statements filed on Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All reclassifications have been applied consistently for the periods presented.

Note 2.  Summary of Significant Accounting Policies

Earnings per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted shares the for the three months ended March 31, 2011 excludes the effect of 1,000,000 shares of common stock issuable upon the exercise of outstanding stock options agreements because the impact is anti-dilutive. Diluted income per share for the three months ending March 31, 2010 gives effect to the weighted average of 258,323 shares issuable upon conversion of the Company’s shares of preferred stock.

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.

At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year to date period.  Based upon our evaluation of possible future events and transactions, and expected changes to our valuation allowance and utilization of our net operating loss carryforwards, we currently estimate our effective tax rate for the 2011 fiscal year will be 0%.

Fair Value Measurements

As of March 31, 2011 and December 31, 2010, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

We adopted the fair value provisions applicable to nonfinancial assets and nonfinancial liabilities in fiscal 2009. Our assets and liabilities that are subject to these provisions include our intangible assets, consisting of goodwill, domain names and software, and our long-lived assets. The adoption of the fair value provisions applicable to nonfinancial assets and liabilities did not have a significant impact on the determination or reporting of our financial results.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts.

Stock-based compensation

We account for stock-based compensation under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of the authoritative guidance for stock compensation apply to new grants and grants modified after the adoption date that were outstanding as of the effective date. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. The Company recognized stock based expense of $19,346 and $27,000 during the three month periods ended March 31, 2011 and March 31, 2010, respectively.

Recent Accounting Pronouncements

The adoption of recently issued accounting pronouncements did not have a material effect on our financial position or results from operations.  We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

Note 3.  Preferred stock and common stock

We did not have any preferred or common stock transactions during the three month period ended March 31, 2011.

Note 4.  Concentrations

For the three-month periods ended March 31, 2011 and 2010, we earned revenues (as a percentage of total revenues) in the following categories:

	Three Months Ended
	March 31,
	2011	2010
Revenue Streams
Compliance and reporting services	40.3%	27.0%
Printing and financial communication	9.4%	18.9%
Fulfillment and distribution	25.1%	21.1%
Software licensing	2.3%	11.2%
Transfer agent services	22.9%	21.8%
Total	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three month period ended March 31, 2011.  One customer accounted for 16.7% of the operating revenues during the three month period ended March 31, 2010. At March 31, 2011, one customer accounted for 10.5% of our total accounts receivable. At March 31, 2010, two customers accounted for 32.7% (20.4% and 12.3%) of our total accounts receivable.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 5.  Subsequent events

On April 18, 2011, the Company entered into agreement whereby the Company purchased 125,000 shares of common stock at a price of $0.22 per share.  The share repurchase was part of the buy back program previously announced during the fourth quarter of 2010.

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

Revenue Sources

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

XBRL was first envisioned in 1997 to assist with corporate financial reporting. Today, the global adoption of the XBRL standard is being driven by the increasing demand by investors and regulators for transparency and more sophisticated analytics of financial assets like equities, mutual funds, and fixed income instruments. In 2008, the SEC announced a mandatory program relating to XBRL whereby registrants are required to furnish XBRL data in an exhibit to specified EDGAR filings. More specifically, commencing in 2009 and as detailed in the following paragraph, certain public companies became required to file tagged disclosures, including the companies’ primary financial statements, footnotes, financial statement schedules and certain company identifier information, in an XBRL format and over the next three years, all public companies will become subject to these requirements.

The SEC is requiring companies to comply with the mandate according to the following three-year phase-in schedule. In year one, the rules applied only to domestic and foreign large accelerated filers that use U.S. GAAP and had a worldwide public float above $5 billion. These filers were required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ended on or after June 15, 2009. In year two, all other domestic and foreign large accelerated filers using U.S. GAAP became subject to XBRL data reporting. These filers were required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ended on or after June 15, 2010. In year three, all remaining filers using U.S. GAAP, including smaller reporting companies, and all foreign private issuers that prepare their financial statements in accordance with IFRS as issued by the IASB, will become subject to the same XBRL data reporting requirements. These filers are required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ending on or after June 15, 2011.

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

Corporate issuers have the ability to take advantage of the following:

●	Issue, manage and monitor all corporate stock of the company online

●	Print on Demand Digital Certificate Library

●	Communicate with shareholders with the click of a mouse with e-Notify

●	Setup, monitor and direct an annual meeting and proxy vote

●	Warrant, escrow and rights offerings

●	Corporate re-org services including CUSIP, FINRA and state filing needs

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

During the period ended March 31, 2011 we completed the development of our post sale fulfillment module to our IFP (Interactive Fund Platform). This technology when combined with our Print-on-Demand (POD) production environment gives us a leg up on the competition in the literature fulfillment market. Our technological advancements make our process more efficient and transparent to multiple parties at the same time from one interface. As regulations continued to change and companies opt to print fewer and few large run projects, we expect print on demand to be a greater portion of our print business; this would include summary prospectuses for our mutual fund and broker clients, custom notice & access cards for corporate issuers, reminder mailings, and short run production on an one to one or one to many delivery method.

Our logistics and fulfillment services converge within our print and proxy business segments.  We believe we operate one of the largest fulfillment centers for both corporate issuers and mutual funds. Through our strategic postal partnerships, our fulfillment operations can place requested materials into the mail system quicker than traditional methods. Additionally each piece of mail carries unique tracking identifiers that allow both our staff and approved constituents to request delivery confirmation of time sensitive material.

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

Shareholder Communication

As part of our commitment to shareholder disclosure and improved corporate transparency, we expanded our core news wire services into a comprehensive shareholder communication system that assist our client’s investor relations departments. Our offerings include a blend of proprietary data sets such as Edgar filings, press releases, stock charts and historical data, corporate vitals, as well as the compliance driven modules of whistle blower, corporate governance and our e-Notify request system. We have strategic partnerships with content providers whereby we re-distribute certain content to the desktops of users on an on-demand basis. Additionally, we power the financial tear sheet market by utilizing our shareholder compliance platform to parse data in a condensed format that the financial markets refer to as a tear sheet.

Results of Operations

Revenues

Comparison of results of operations for the three months ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
Revenue Streams	2011	2010
Compliance and reporting services	$207,009	$163,196
Printing and financial communication	48,268	114,108
Fulfillment and distribution	128,829	127,604
Software licensing	11,572	67,767
Transfer agent services	117,878	132,406
Total	$513,556	$605,081

Total revenue decreased by $91,525 to $513,556 during the three months ended March 31, 2011 as compared to $605,081 during the same period of fiscal 2010.  The overall decrease is primarily due to decreases in printing and financial communication revenue of $65,840, and a decrease in software licensing revenue of $56,195 in the three month period ended March 31, 2011 as compared to the same period fiscal 2010, and was partially offset by an increase in compliance and reporting services of $43,813 as we began delivering XBRL services in fiscal 2011.

Compliance and reporting service revenue increased $43,813 during the three months ended March 31, 2011 as compared to the same period in fiscal 2010.  Revenues from our traditional Edgar services have continued to decrease as  (1) pricing pressures in the market have forced us to modify current agreements with corporate issuers that resulted in us changing our unlimited Edgarization services into a by the page arrangement or bundled offering; and (2) the capital markets continue to deliver less filings and a reduced number of transactional offerings. However, during the first quarter of 2011, we have began delivering XBRL tagging services which accounted for the overall increase in compliance and reporting service revenue.  XBRL services in the first quarter of 2011 consisted primarily of initial set up work for clients with whom we have entered into annual contracts.  Even though we are seeing pricing pressures in this new revenue stream, we will continue to allocate a prudent amount of resources focused on new client acquisition.

Printing and financial communication revenue decreased by $65,840 during the three months ended March 31, 2011 as compared to the same period of 2010. This business segment is difficult to predict from one month to the next when certain transactions can become delayed due to regulatory review and or compliance action. Additionally we continue to see less and less materials printed in large run quantities compared to Print on Demand offerings, that generate higher margins but lower overall revenues. During the three months ended March 31, 2010, we earned revenue from several transactional non-recurring engagements, whereas we did not have as many similar projects in the same period of 2011.

Fulfillment and distribution revenue increased slightly by $1,225 during the three months ended March 31, 2011 as compared to the same period in fiscal 2010.  Within this category, revenue from our news distribution increased by $36,873 during the three months ended March 31, 2011 as compared to the same period in fiscal 2010.  However, revenue from the distribution of print material decreased in the three months ended March 31, 2011, consistent with the decrease in printing and financial communication revenue discussed previously.

Software licensing revenues decreased by $56,195 during the three month period ended March 31, 2011 as compared to the same period in fiscal 2010. During the first quarter of 2010, we licensed our section 16 technologies to a strategic partner.  This transaction was non-recurring in nature, and therefore attributed to substantially all of the decrease in revenue during the three month period ended March 31, 2011.  Although we continue to build extensive compliance technologies, we are not a software company; our developments are generally bundled into our service offerings that provide us the luxury of having a competitive advantage in the market.

Transfer agent revenue decreased by $14,528 during the three month period ended March 31, 2011 as compared to the same period in fiscal 2010.  Although our core transfer agent business continues to increase, we achieved revenue from corporate actions of $50,000 during the three months ended March 31, 2010, but had very little revenue from corporate actions in the three months ended March 31, 2011.  The timing of corporate actions is difficult to predict.  However, we do anticipate that corporate actions will be a continuing source of revenue in the future.

No customers accounted for more than 10% of the operating revenues during the three month period ended March 31, 2011.  One customer accounted for 16.7% of the operating revenues during the three month period ended March 31, 2010.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $32,841 in the three month period ended March 31, 2011 as compared to the same period in fiscal 2010. Gross margin was 55% during the three months ended March 31, 2011 as compared to 67% during the same period of 2010.  Margins were high during the three months ended March 31, 2010 primarily because we licensed section 16 software to a strategic partner with very little associated costs, and because we achieved lower revenues from our transfer agent business, which has high overall margins, during the three months ended March 31, 2011 as compared to the same period of fiscal 2010.  As our core service offerings continue to show signs of overall pricing pressures in the market, we believe the gross margin percentage achieved during the three months ended March 31, 2011 is more consistent with both historic and estimated future margins. During the remaining fiscal 2011 we will continue to focus on higher margin services and assess different go-to-market strategies that can enable our overall margins to increase over a comparative period.

Costs related to compliance and reporting services are related principally to direct labor costs and third party vendor costs.

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

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses increased $73,435 during the three month period ended March 31, 2011 as compared to the same period in fiscal 2010.  The increase in fiscal 2011 is primarily due to increases in facility expenses of $32,858, personnel expenses of $38,843 and bad debt expense of $8,555 during the three months ended March 31, 2011.

The increase in facilities is due to rent, utilities and other costs associated with our new corporate headquarters.  We moved into a 16,059 square foot location in September 2010 in order to meet our expected needs associated with staffing our XBRL services, and to allow us to bring more print and fulfillment services in house.  We believe that our new office space will provide us with greater capacity and flexibility to meet the needs of our customers, which we believe will lead to significant revenue opportunities in the future.  The increase in personnel is due to additional administrative employees, annual merit increases, and the implementation of health insurance for employees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three month period ended March 31, 2011 increased slightly to $64,549 as compared to $64,192 during the same period of fiscal 2010.

Depreciation and Amortization

Depreciation and amortization expenses during the three month period ended March 31, 2011 increased slightly to $11,819 as compared to $11,399 during the same period of fiscal 2010.

Other Income (Expense)

Other income (expense) of $2,862 during the three months ended March 31, 2011 consisted primarily of finance charges to customers with past due balances that we are reasonably assured that we will collect.  Other income (expense) during the three months ended March 31, 2010 of ($35,270) consists primarily of interest expense on related party notes payable.  In fiscal 2010, we recorded non-cash interest expense of $34,178 upon the conversion of the notes payable into shares of the company for the value of the shares received in excess of the carrying value of the notes payable and accrued interest.

Net Income (Loss)

Net loss for the three months ended March 31, 2011 was $25,782 as compared to net income of $134,664 in the same period of 2010.  The net loss in fiscal 2011 was primarily due to lower revenues and margins as previously discussed, and higher general and administrative expenses associated with our expansion. There can be no assurances we will achieve profitability in the near term from new regulatory compliance tagging services, as the costs associated with building this service offering is significant and complex. However, we are optimistic that the significant investments we have made in facilities and resources will help drive our growth toward profitability in 2011 and beyond.

Liquidity and Capital Resources

As of March 31, 2011, we had $501,893 in cash and cash equivalents and $222,650 net accounts receivable. Current liabilities at March 31, 2011, totaled $212,201, including accounts payable, deferred revenue, accrued payroll liabilities, and accrued expenses. At March 31, 2011, our total assets exceeded our total liabilities by $901,294.  We also have $200,000 available to us under a working capital line of credit with no outstanding balance.  Although we incurred a net loss during the three months ended March 31, 2011, our cash was relatively close to our cash balance at December 31, 2010, in part due to advance payments received for XBRL projects which were recorded as deferred revenue.

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

2011 Outlook

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

Despite the results for the period ended March 31, 2011, our long term focus has not changed, we are committed to profitable quarterly periods. In order to accomplish this, we have to be innovative and competitive when the overall markets show signs of change. We will continue to make prudent investments in long-term business infrastructure and identifiable market segments that support our business and leverage our emerging technology compliance platform. We will continue to focus many of our development initiatives on compliance systems that facilitate a cohesive emergence of products and services that make it easier for compliance professionals to manage an array of regulatory driven activities and shareholder demands. This focus may lead us to becoming a provider to other service providers in the issuer services marketplace. As a reseller and / or back-office provider, margins generally are lower but top line revenues should be much greater over a fiscal period.

XBRL Reporting Business

We are focused on expanding our total XBRL customer base and expect to do work for hundreds of companies this year in this segment, either directly or indirectly through our subsidiary reseller channel. We will seek to leverage our market position, qualified staff and emerging technologies in this newly competitive landscape. Although the market price for this complex tagging service has dropped quicker than we expected, resulting in lower margins, we still believe our core financial reporting business will see much higher revenues in 2011 compared to our past results.

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

None.

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
__________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2011

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer