Form 10-Q
period 2011-06-30
ISSUER DIRECT CORP
filed 2011-08-02
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
or

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

As of August 2, 2011, Issuer Direct Corporation had 17,524,297 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.	1

	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	2

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4T.	Controls and Procedures.	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors.	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved).	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	14

Signatures		15

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES
Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES
Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$616,430	$504,713
Accounts receivable, (net of allowance for doubtful accounts of $118,673 and $56,024, respectively)	369,452	175,336
Deferred income tax asset – current	168,176	102,400
Other current assets	52,438	16,581
Total current assets	1,206,496	799,030
Furniture, equipment and improvements, net	69,142	53,375
Deferred income tax – noncurrent	40,000	118,400
Intangible assets (net of accumulated amortization of $65,500 and $55,166, respectively)	122,696	93,029
Other noncurrent assets	16,106	15,576
Total assets	$1,454,440	$1,079,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,709	$65,570
Accrued expenses	43,776	34,918
Deferred revenue	35,829	51,382
Total current liabilities	219,314	151,870
Other long term liabilities	44,708	19,810
Total liabilities	264,022	171,680
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $1.00 par value, 30,000,000 shares authorized– Series A, 60 shares designated, no shares issued and outstanding; Series B, 476,200 shares designated, no shares issued and outstanding.	-	-
Common stock $.001 par value, 100,000,000 shares authorized, 17,524,297 and 17,685,312 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.	17,524	17,685
Additional paid-in capital	1,669,625	1,661,212
Accumulated deficit	(496,731)	(771,167)
Total stockholders' equity	1,190,418	907,730
Total liabilities and stockholders’ equity	$1,454,440	$1,079,410

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues	$1,103,871	$2,359,650	$1,617,427	$2,964,731
Cost of services	437,115	1,913,101	669,211	2,112,356
Gross profit	666,756	446,549	948,216	852,375
Operating costs and expenses
General and administrative	256,429	205,678	490,165	365,979
Sales and marketing expenses	86,302	103,319	150,851	167,511
Depreciation and amortization	13,181	10,181	25,000	21,580
Total operating costs and expenses	355,912	319,178	666,016	555,070
Net operating income	310,844	127,371	282,200	297,305
Other income (expense):
Interest income (expense), net	1,998	1,472	4,860	(33,798)
Total other income (expense)	1,998	1,472	4,860	(33,798)
Net income before taxes	312,842	128,843	287,060	263,507
Income tax expense	(12,624)	-	(12,624)	-
Net income	$300,218	$128,843	$274,436	$263,507
Income per share - basic	$0.02	$0.01	$0.02	$0.02
Income per share - fully diluted	$0.02	$0.01	$0.02	$0.02
Weighted average number of common shares outstanding - basic	17,567,739	17,493,090	17,626,201	17,169,575
Weighted average number of common shares outstanding - fully diluted	17,627,777	17,751,413	17,734,746	17,321,365

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$274,436	$263,507
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,000	21,580
Bad debt expense	85,345	47,780
Deferred income taxes	12,624	-
Non-cash interest expense	-	34,178
Stock-based expenses	43,590	45,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(279,461)	(731,725)
Decrease (increase) in deposits and prepaids	(36,387)	(14,733)
Increase (decrease) in accounts payable	74,139	1,670,233
Increase (decrease) in accrued expenses	33,756	149,166
Increase (decrease) in deferred revenue	(15,553)	-

Net cash provided by operating activities	217,489	1,484,986

Cash flows from investing activities:
Purchase of property and equipment	(30,434)	(7,205)
Purchase of intangible assets	(40,000)	-
Net cash used in investing activities	(70,434)	(7,205)

Cash flows from financing activities:
Repurchase of common stock	(35,338)	-
Net cash used in financing activities	(35,338)	-

Net change in cash	111,717	1,477,781
Cash – beginning	504,713	146,043
Cash – ending	$616,430	$1,623,824

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$29	$518
Cash paid for income taxes	$-	$-
Non-cash activities:
Related party notes payable and accrued interest converted to common shares	$-	$59,666
Related party notes payable and accrued interest converted to preferred shares	$-	$27,780

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Note 1.  Accounting Policies

Basis of Presentation

    The unaudited interim balance sheet as of June 30, 2011 and statements of operations and cash flows for the periods ended June 30, 2011 and 2010 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the Company’s) 2010 audited financial statements filed on Form 10-K.

Note 2.  Summary of Significant Accounting Policies

Earnings per Share (EPS)

    Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted shares the for the quarter and six months ended June 30, 2011 gives effect to the weighted average of 1,247,500 shares of common stock issuable upon the exercise of outstanding stock options agreements. Diluted income per share for the quarter and six months ending June 30, 2010, gives effect to the weighted average of 258,323 shares issuable upon conversion of the Company’s shares of preferred stock.

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

    At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year to date period.  Income tax expense was $12,624 during the three and six month periods ended June 30, 2011.  During the six months ended June 30, 2011, we reversed the remaining balance of our valuation allowance against our deferred tax asset and recorded the remaining estimated income tax liability.

Fair Value Measurements

    As of June 30, 2011 and December 31, 2010, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

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

Stock-based compensation

    We account for stock-based compensation under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of the authoritative guidance for stock compensation apply to new grants and grants modified after the adoption date that were outstanding as of the effective date. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption.  During the six month period ended June 30, 2011, the Company issued 250,000 options to purchase commons stock with exercise prices ranging from $0.17 to $0.187.  The Company recognized stock based compensation expense of $24,244 and $43,590 during the three and six month periods ended June 30, 2011, respectively.  The Company recognized stock based compensation expense of $17,900 and $45,000 during the three and six month periods ended June 30, 2010, respectively.

Recent Accounting Pronouncements

    The adoption of recently issued accounting pronouncements did not have a material effect on our financial position or results from operations.  We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

Note 3.  Intangible Assets

    In June 2011, we acquired the rights to the customers of Edgar Tech Filing Services for $40,000. This asset has been recorded as a customer list and is being amortized over an estimated useful life of five years.

Note 4.  Preferred stock and common stock

    During the quarter and six months ended June 30, 2011, the Company repurchased and retired 161,015 shares of common stock for $35,338.  The share repurchase was part of the buy back program previously announced during the fourth quarter of 2010.

Note 5.  Concentrations

    For the three and six-month periods ended June 30, 2011 and 2010, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended June 30,		Six months ended June 30,
Revenue Streams	2011	2010	2011	2010
Compliance and reporting services	44.5%	7.0%	43.2%	11.1%
Printing and financial communication	21.1%	53.5%	17.4%	46.4%
Fulfillment and distribution	20.7%	34.2%	22.1%	31.5%
Software licensing	4.1%	1.2%	3.5%	3.3%
Transfer agent services	9.6%	4.1%	13.8%	7.7%
Total	100.0%	100.0%	100.0%	100.0%

    No customers accounted for more than 10% of operating revenues during the three month period and six month periods ended June 30, 2011.  One customer accounted for 78.7% and 62.7% of operating revenues during the three month period and six month period ended June 30, 2010, respectively.

    We did not have any customers that comprised more than 10% of our total accounts receivable balance at June 30, 2011 or December 31, 2010.

    We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 6.  Commitments and Contingencies

    On June 24, 2011, Kinder Investment, LP (“Kinder”), the prior holder of five shares of the Company’s Series A preferred stock, filed a lawsuit against the Company, its current officers and directors, and it’s outside legal counsel in the United States Court, Eastern District of New York.  Kinder claims that the Company falsely forced the redemption of its shares of preferred stock without paying accumulated dividends and other amounts that Kinder believes were owed totaling $1,075,000.  The Company believes the claims are without merit and has retained legal counsel in New York and plans to dispute the claims vigorously.  The Company will incur expenses to resolve this matter, although the amount cannot be reasonably estimated at this time.

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

Financial Reporting

    As a full service compliance and regulatory filing agent, we assist corporate issuers, mutual funds, law firms, resellers, and individuals with all of their securities filing needs. Most all companies are required to file corporate documents to and with the Securities and Exchange Commission including, but not limited to, registration statements, annual reports, quarterly reports, prospectuses, information statements, material event filings, proxy statements, and ownership documents.

    Additionally, since XBRL was introduced, Issuer Direct along with many other leading compliance organizations has been offering XBRL (eXtensible Business Reporting Language) consulting, and taxonomy mapping. As a reporting corporate issuer, we have been reporting our own quarterly and annual financial statement in XBRL since October 2009.

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

    The SEC is requiring companies to comply with the mandate according to the following three-year phase-in schedule:

●
In year one, the rules applied only to domestic and foreign large accelerated filers that use U.S. GAAP and had a worldwide public float above $5 billion. These filers were required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ended on or after June 15, 2009.

●
In year two, all other domestic and foreign large accelerated filers using U.S. GAAP became subject to XBRL data reporting. These filers were required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ended on or after June 15, 2010.

●
In year three, all remaining filers using U.S. GAAP, including smaller reporting companies, and all foreign private issuers that prepare their financial statements in accordance with IFRS as issued by the IASB, will become subject to the same XBRL data reporting requirements. These filers are required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ending on or after June 15, 2011.  Therefore, all filers are now required to file quarterly and annual reports in XBRL format.

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

    Our commitment to compliance and safeguarding of information goes beyond our SSAE 16 business process. We maintain our client’s books and records in the manner we would expect ours to be managed, and that second-to-none service has enabled us to sustain our valued clients, withstand regulatory change and competitiveness by other providers.

    Corporate issuers have the ability to take advantage of the following:

●	Issue, manage and monitor all corporate stock of the company online
●	Issue physical certificates, book entry as well as DWAC FAST electronic participation
●	Print on Demand Digital Certificate Library
●	Communicate with shareholders with the click of a mouse with e-Notify
●	Setup, monitor and direct an annual meeting and proxy vote
●	Warrant, escrow and rights offerings
●	Corporate re-org services including CUSIP, FINRA and state filing needs

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

    Today we produce a comprehensive array of documents for many of the nation's leading corporations, mutual funds, law firms, and investment banks. Our financial printing expertise gives us the edge in the market - giving customers the confidence and time to focus on their business execution. Our production staff has a deep understanding of the regulatory requirements that drive many of the printed materials that are distributed today - such as the new Summary Prospectus for funds and Notice and Access for corporate issuers.

    During the period ended June 30, 2011, we have continued to leverage our post sale fulfillment and iFUND platform to a broader base of clientele. This technology when combined with our Print-on-Demand (POD) production environment gives us a leg up on the competition in the literature fulfillment marketplace.  Our technological advancements make our process more efficient and transparent to multiple parties at the same time form one interface. As regulations continued to change and companies opt to print fewer and few large run projects, we expect print on demand to be a greater portion of our print business; this would include summary prospectuses for our mutual fund and broker clients, custom notice & access cards for corporate issuers, reminder mailings, and short run production on a one to one or one to many delivery method.

    Our logistics and fulfillment business serves as an extension to our financial printing and proxy business. The growth of this revenue source is highly dependent upon the amount of printed material we process in a given period as well as the number of clients we service under agreement.  For the period ended June 30, 2011, we doubled the number of project engagements. These projects represented higher margins than we previously experienced during the same period ended June 30, 2010. Our approach in achieving these results has been based upon the utilization of our workflow and fulfillment systems, providing a significant competitive advantage in the marketplace.

Proxy Systems

    Our Proxy system (iProxyDirect) is a comprehensive technology platform that encompasses issuers, shareholders, banks, brokers and vital constituents during the proxy process. iProxy is one of the only voting platforms where corporate issuers, mutual funds/administrators can setup, manage, communicate and monitor the entire proxy process from one online system. iProxy offers Notice & Access options, material on demand fulfillment, digital delivery, and secure document hosting and real-time voting.

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

Results of Operations

Revenues

Comparison of results of operations for the three and six months ended June 30, 2011 and 2010

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue Streams
Compliance and reporting services	$491,059	$165,414	$698,068	$328,610
Printing and financial communication	232,676	1,262,870	280,945	1,376,978
Fulfillment and distribution	228,397	806,320	357,226	933,924
Software licensing	45,924	28,214	57,496	95,981
Transfer agent services	105,815	96,832	223,692	229,238
Total	$1,103,871	$2,359,650	$1,617,427	$2,964,731

    Total revenue decreased by $1,255,779 and $1,347,304, or 53% and 45%, respectively, during the three and six month periods ended June 30, 2011 as compared to the same periods in fiscal 2010.  The overall decrease in revenue is primarily due to decreases in printing and financial communication revenue of $1,030,194 and $1,096,033, respectively, and decreases in fulfillment and distribution revenue of $577,923 and $576,698, respectively, during the three and six month periods ended June 30, 2011 as compared to the same periods in fiscal 2010.   These decreases were partially offset by increases in compliance and reporting services revenue of $325,645 and $369,458, respectively, during the three and six month periods ended June 30, 2011 as compared to the same periods in fiscal 2010.

    Compliance and reporting service revenue increased $325,645 and $369,458, or 196% and 112%, respectively, during the three and six month periods ended June 30, 2011 as compared to the same periods in fiscal 2010.  The increase in revenue from compliance and reporting services is primarily attributable to the final phase in of the SEC’s three year mandate for companies to begin filing quarterly and annual reports in XBRL format.  A large portion of our clients are small reporting companies, and those companies are required to begin filing quarterly and annual reports in XBRL format for all periods ended after June 15, 2011.  Therefore, during the first six months of 2011, we began delivering XBRL tagging services which accounted for the overall increase in compliance and reporting service revenue.  Even though we are seeing pricing pressures in this new revenue stream, we will continue to allocate a prudent amount of resources focused on new client acquisition.

    Printing and financial communication revenue decreased $1,030,194 and $1,096,033, respectively, in the three and six month periods ended June 30, 2011 as compared to the same periods in fiscal 2010.  During the second quarter of 2010, we successfully executed a large print and fulfillment project in the mutual fund market which accounted for substantially all of the decrease in printing and financial communication revenue as there was no similar project in the second quarter of 2011. These types of projects are difficult to forecast and take a great deal of time to win, and therefore revenue from quarter to quarter can fluctuate significantly.  Furthermore, the profit margin on the project in 2010 was below our normal margin requirements. Therefore, we are now focusing on higher margin opportunities that come from longer engagements typically over a one or two-year period rather than single projects.

    Fulfillment and distribution revenue decreased $577,923 and $576,698, respectively, in the three and six month periods ended June 30, 2011 as compared to the same periods in fiscal 2010.  The decrease was principally the result of the fulfillment and distribution portion of the large project previously mentioned in our print and financial communication revenue discussion.

    Software licensing revenues increased by  $17,710 during the three month period ended June 30, 2011 as compared to the same period in fiscal 2010 as we performed more proxy services through our iProxyDirect software in fiscal 2011.  Software licensing decreased by $38,485 during the six month period ended June 30, 2011 as compared to the same period in fiscal 2010.  During the first quarter of 2010, we licensed our section 16 technologies to a strategic partner.  This transaction was non-recurring in nature, and therefore attributed to the decrease in revenue during the six month period ended June 30, 2011, and was slightly offset by the increase in services through our iProxyDirect software previously mentioned.  Although we continue to build extensive compliance technologies, we are not a software company; our developments are generally bundled into our service offerings that provide us the luxury of having a competitive advantage in the market.

    Transfer agent revenue increased slightly by $8,983 during the three month period ended June 30, 2011 as compared to the same period in fiscal 2010, and decreased slightly by $5,546 during the six month period ended June 30, 2011 as compared to the same fiscal period in 2010.  Although our core transfer agent business continues to increase, we achieved revenue from corporate actions of $50,000 during the six months ended June 30, 2010, but had very little revenue from corporate actions in the six months ended June 30, 2011.  Historically corporate action services are tied to a transaction that results in a project-based engagement, therefore the timing and predictability of this type of revenue becomes difficult to forecast.  However, we do anticipate that corporate actions will be a continuing source of revenue in the future.

    No customers accounted for more than 10% of the operating revenues during the three and six month periods ended June 30, 2011.  During the three and six months ended June 30, 2010, one customer accounted for 78.7% and 62.7% of our operating revenues, respectively.

Cost of Revenues and Gross Margin

    Cost of revenues consist primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues decreased by $1,475,986 and $1,443,145, respectively, in the three and six month periods ended June 30, 2011 as compared to the same period in fiscal 2010.  The decreases in cost of revenues are due primarily to the large print and fulfillment job during the second quarter of 2010 previously discussed.  However, overall gross margins increased to 60% and 59%, respectively, during the three and six month periods ended June 30, 2011 as compared to 19% and 29%, respectively, during the same periods in 2010.  Margins were significantly below our normal margin requirements on our large print and fulfillment job in the second quarter of 2010.  Therefore, although our revenues were much lower during the three and six months periods ended June 30, 2011 as compared to the same periods of fiscal 2010 as previously discussed, our overall gross profit increased by $220,207 and $95,841.  We believe that the margins achieved in the three and six month periods ended June 30, 2011 are more reflective of our expected margins, as most of our revenue in 2011 was achieved from our core service offerings, and was not skewed by any large, non-recurring transactions.

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

Operating Expenses

General and Administrative Expense

    General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $50,751 and $124,186, respectively, during the three and six month periods ended June 30, 2011 as compared to the same period in fiscal 2010.  The increase in the three months ended June 30, 2011 is primarily due to increases in facilities costs of $30,484, an increase in bad debt expense of $29,020, and increases in personnel cost of $23,909.  These increases were partially offset by a decrease in accounting fees of $30,650.  The increase during the six months ended June 30, 2011 is primarily due to increases in facilities costs of $63,431, an increase in personnel cost of $57,753, and an increase in bad debt expense of $35,576.

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

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three and six month periods ended June 30, 2011 increased $17,017 and $16,660, respectively, as compared to the same periods in fiscal 2010.  The increases are primarily due to increases in personnel cost as we have hired two additional salespeople.

Depreciation and Amortization

    Depreciation and amortization expenses during the three and six month periods ended June 30, 2011 increased slightly by $3,000 and $3,420, respectively, as compared to the same periods in fiscal 2010.

Other Income (Expense)

    Other income (expense) increased slightly by $526 during the three months ended June 30, 2011 as compared to the same period of fiscal 2010.  Other income (expense) of $4,860 during the six months ended June 30, 2011 consisted primarily of finance charges to customers with past due balances that we are reasonably assured that we will collect.  Other income (expense) during the six months ended June 30, 2011 of ($33,798) consists primarily of interest expense on related party notes payable.  In fiscal 2010, we recorded non-cash interest expense of $34,178 upon the conversion of the notes payable into shares of the company for the value of the shares received in excess of the carrying value of the notes payable and accrued interest.

Income Tax Expense

    Income tax expense was $12,624 during the three and six month periods ended June 30, 2011 compared to zero in the same periods of fiscal 2010.  During the six months ended June 30, 2011, we reversed the remaining balance of our valuation allowance against our deferred tax asset and recorded the remaining estimated income tax liability.

Net Income (Loss)

    Net income for the three and six month periods ended June 30, 2011 increased $171,375 and $10,929, respectively, as compared to the same periods of fiscal 2010.  Although revenue was significantly lower in both periods of fiscal 2011 as discussed previously, our gross profits increased $220,207 and $95,841, respectively, in the three and six month periods ended June 30, 2011 as compared to the same periods of fiscal 2010.  The increases in gross profits were offset partially by increases in general and administrative expenses previously discussed.

Liquidity and Capital Resources

    As of June 30, 2011, we had $616,430 in cash and cash equivalents and $369,452 net accounts receivable. Current liabilities at June 30, 2011 totaled $219,314, including accounts payable, deferred revenue, accrued payroll liabilities, and accrued expenses. At June 30, 2011, our total assets exceeded our total liabilities by $1,190,418.  We also have $200,000 available to us under a working capital line of credit with no outstanding balance.

    We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, it is possible that we will have to raise additional funds through the issuance of equity in order to meet our future obligations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

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

XBRL Reporting Business

    We are focused on expanding our total XBRL customer base and expect to do work for hundreds of companies this year in this market, either directly or indirectly through our subsidiary reseller channel. We will seek to leverage our market position, qualified staff and emerging technologies in this newly competitive landscape. Although the market price for this complex tagging service has dropped quicker than we expected, resulting in lower margins, we still believe our core financial reporting business will see much higher revenues and margins in 2011 compared to our past results.

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

PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS.

    On June 24, 2011, Kinder Investment, LP (“Kinder”), the prior holder of five shares of the Company’s Series A preferred stock, filed a lawsuit against the Company, its current officers and directors, and it’s outside legal counsel in the United States Court, Eastern District of New York.  Kinder claims that the Company falsely forced the redemption of its shares of preferred stock without paying accumulated dividends and other amounts that Kinder believes were owed totaling $1,075,000.  The Company believes the claims are without merit and has retained legal counsel in New York and plans to dispute the claims vigorously.  The Company will incur expenses to resolve this matter, although the amount cannot be reasonably estimated at this time.

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

Date: August 2, 2011
ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer