Form 10-Q
period 2011-09-30
ISSUER DIRECT CORP
filed 2011-11-02
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

As of November 2, 2011, Issuer Direct Corporation had 1,751,933 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	2
	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	3
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 4T.	Controls and Procedures.	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	18
Item 1A.	Risk Factors.	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18
Item 3.	Defaults Upon Senior Securities.	18
Item 4.	(Removed and Reserved).	18
Item 5.	Other Information.	18
Item 6.	Exhibits.	18
	Signatures	19

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$720,423	$504,713
Accounts receivable, (net of allowance for doubtful accounts of $132,414 and $56,024, respectively)	443,602	175,336
Deferred income tax asset – current	120,788	102,400
Deferred costs	50,777	-
Other current assets	49,826	16,581
Total current assets	1,385,416	799,030
Furniture, equipment and improvements, net	73,583	53,375
Deferred income tax – noncurrent	40,000	118,400
Intangible assets (net of accumulated amortization of $72,333 and $55,166, respectively)	115,862	93,029
Other noncurrent assets	16,106	15,576
Total assets	$1,630,967	$1,079,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,857	$65,570
Accrued expenses	53,284	34,918
Deferred revenue	86,462	51,382
Total current liabilities	287,603	151,870
Other long term liabilities	57,157	19,810
Total liabilities	344,760	171,680
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $1.00 par value, 30,000,000 shares authorized– Series A, 60 shares designated, no shares issued and outstanding; Series B, 476,200 shares designated, no shares issued and outstanding.	-	-
Common stock $.001 par value, 100,000,000 shares authorized,
1,751,933 and 1,768,531shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.	1,752	1,769
Additional paid-in capital	1,710,105	1,677,128
Accumulated deficit	(425,650)	(771,167)
Total stockholders' equity	1,286,207	907,730
Total liabilities and stockholders’ equity	$1,630,967	$1,079,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues	$891,576	$403,991	$2,509,003	$3,368,722
Cost of services	379,357	191,058	1,048,568	2,303,414
Gross profit	512,219	212,933	1,460,435	1,065,308
Operating costs and expenses
General and administrative	281,236	180,961	771,401	546,940
Sales and marketing	99,301	73,842	250,152	241,353
Impairment charges	-	4,000	-	4,000
Depreciation and amortization	14,900	7,344	39,900	28,924
Total operating costs and expenses	395,437	266,147	1,061,453	821,217
Net operating income	116,782	(53,214)	398,982	244,091
Other income (expense):
Interest income (expense), net	1,687	12,442	6,547	(21,356)
Total other income (expense)	1,687	12,442	6,547	(21,356)
Net income (loss) before taxes	118,469	(40,772)	405,529	222,735
Income tax expense	47,388	-	60,012	-
Net income (loss)	$71,081	$(40,772)	$345,517	$222,735
Income (loss) per share - basic	$0.04	$(0.02)	$0.20	$0.13
Income (loss) per share - fully diluted	$0.04	$(0.02)	$0.20	$0.13
Weighted average number of common shares outstanding - basic	1,752,107	1,759,292	1,759,079	1,731,224
Weighted average number of common shares outstanding - fully diluted	1,763,970	1,759,292	1,767,667	1,749,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$345,517	$222,735
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	39,900	28,924
Bad debt expense	99,819	44,061
Impairment charges	-	4,000
Deferred income taxes	60,012	-
Non-cash interest expense	-	34,178
Stock-based expenses	69,505	78,898
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(368,085)	(30,958)
Decrease (increase) in other assets	(84,552)	(16,136)
Increase (decrease) in accounts payable	82,287	32,465
Increase (decrease) in accrued expenses	55,713	(5,509)
Increase (decrease) in deferred revenue	35,080	-

Net cash provided by operating activities	335,196	392,658

Cash flows from investing activities:
Purchase of property and equipment	(42,941)	(43,376)
Purchase of intangible assets	(40,000)	-
Net cash used in investing activities	(82,941)	(43,376)

Cash flows from financing activities:
Repurchase of common stock	(36,545)	-
Net cash used in financing activities	(36,545)	-

Net change in cash	215,710	349,282
Cash – beginning	504,713	146,043
Cash – ending	$720,423	$495,325

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$29	$518
Cash paid for income taxes	$-	$-
Non-cash activities:
Related party notes payable and accrued interest converted to common shares	$-	$59,666
Related party notes payable and accrued interest converted to preferred shares	$-	$27,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	Basis of Presentation

The unaudited interim balance sheet as of September 30, 2011 and statements of operations and cash flows for the periods ended September 30, 2011 and 2010 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the Company’s) 2010 audited financial statements filed on Form 10-K.

Note 2.	Summary of Significant Accounting Policies

Common Stock Split

On October 31, 2011, the Company effected a one-for-ten reverse stock split to shareholders of record as of October 31, 2011.  All share and per share information has been retroactively adjusted to reflect the stock split. The number of shares of the Company's common stock and its par value remain unchanged. Outstanding stock incentive awards are adjusted to give effect to the reverse split and the shares available for future grants will be proportionately reduced.

Earnings per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted shares for the three and nine months ended September 30, 2011 gives effect to the weighted average of 124,750 shares of common stock issuable upon the exercise of outstanding stock options agreements. Diluted income per share for the three and nine months ending September 30, 2010, gives effect to the weighted average of 25,832 shares issuable upon conversion of the Company’s shares of preferred stock.

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

Allowance for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. The Company recorded bad debt expense of $14,474 and ($3,709) during the three months ended September 30, 2011 and 2010, respectively.  The Company recorded bad debt expense of $99,819 and $44,061 during the nine months ended September 30, 2011 and 2010, respectively.

Deferred Costs

For all customer sales arrangements in which we defer the recognition of revenue, we also defer the associated costs, such as the personnel or expenses incurred with third parties to perform the services.

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

At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year to date period.  Income tax expense was $47,388 and $60,012, respectively, during the three and nine month periods ended September 30, 2011.  During the nine months ended September 30, 2011, we reversed the remaining balance of our valuation allowance against our deferred tax asset and recorded the remaining estimated income tax liability.

Fair Value Measurements

As of September 30, 2011 and December 31, 2010, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

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

Stock-based Compensation

We account for stock-based compensation under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of the authoritative guidance for stock compensation apply to new grants and grants modified after the adoption date that were outstanding as of the effective date. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption.  There were no options granted during the three month period ended September 30, 2011.  During the nine month period ended September 30, 2011, the Company issued 25,000 options to purchase commons stock with exercise prices ranging from $1.70 to $1.87.  The Company recognized stock based compensation expense of $25,914 and $69,505 during the three and nine month periods ended September 30, 2011, respectively.  The Company recognized stock based compensation expense of $33,898 and $78,898 during the three and nine month periods ended September 30, 2010, respectively.

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

During the quarter ended September 30, 2011, the Company repurchased and retired 497 shares of common stock for $1,207.  During the nine months ended September 30, 2011, the Company repurchased and retired 16,599 shares of common stock for $36,545.  The share repurchase was part of the buy back program previously announced during the fourth quarter of 2010.

Note 5.	Concentrations

For the three and nine-month periods ended September 30, 2011 and 2010, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2011	2010	2011	2010
Compliance and reporting services	59.9%	28.9%	49.1%	13.2%
Printing and financial communication	15.4%	11.5%	16.7%	42.2%
Fulfillment and distribution	16.0%	28.1%	19.9%	31.1%
Software licensing	1.8%	1.7%	2.9%	3.1%
Transfer agent services	6.9%	29.8%	11.4%	10.4%
Total	100.0%	100.0%	100.0%	100.0%

No customers accounted for more than 10% of operating revenues during the three month and nine month periods ended September 30, 2011, or during the three months ended September 30, 2010.  One customer accounted for 55% of operating revenues during the nine month period ended September 30, 2010.

We did not have any customers that comprised more than 10% of our total accounts receivable balance at September 30, 2011 or December 31, 2010.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 6.	Commitments and Contingencies

On June 24, 2011, Kinder Investments, LP (“Kinder”), the prior holder of five shares of the Company’s Series A preferred stock, filed a lawsuit against the Company, its current officers and directors, and it’s outside legal counsel in the United States Court, Eastern District of New York.  Kinder claims that the Company falsely forced the redemption of its shares of preferred stock without paying accumulated dividends and other amounts that Kinder believes were owed totaling $1,075,000.  The Company believes the claims are without merit and has retained legal counsel in New York and plans to dispute the claims vigorously.

On October 26, 2011, the Company filed a motion to dismiss the claims against them.  The Company anticipates that the court will rule on the motion to dismiss during the first quarter of 2012.  The Company will continue to incur expenses to resolve this matter, although the amount cannot be reasonably estimated at this time.

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

Additionally, we are currently one of only a handful of compliance organizations skilled and proficient in the production of XBRL (eXtensible Business Reporting Language) consulting, taxonomy mapping and submissions. We have been voluntarily reporting our own quarterly and annual financial statement in XBRL since October 2009.

During the period we began offering our services to resellers and other filing agents under the brand Issuer Services. Our strategy over the next 2 years is to increase our core compliance business from the filing agent community both in XBRL and EDGAR filings. Part of our benefit to this community is our cloud-based technologies and reviewer guide. We will continue to devote significant amounts of time to this segment of our business, as we believe both volumes and opportunities will arise from servicing this segment of the reseller, and filing agent community.

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

Our commitment to compliance and safeguarding of information goes beyond our SSAE 16 business process (formally SAS-70). We maintain our client’s books and records in the manner we would expect ours to be managed, and that second-to-none service has enabled us to sustain our valued clients, withstand regulatory change and competitiveness by other providers.  Corporate issuers have the ability to take advantage of the following:

•	Issue, manage and monitor all corporate stock of the company online
•	Issue physical certificates, book entry as well as DWAC FAST electronic participation
•	Print on Demand Digital Certificate Library
•	Communicate with shareholders with the click of a mouse with e-Notify
•	Setup, monitor and direct an annual meeting and proxy vote
•	Warrant, escrow and rights offerings
•	Corporate re-org services including CUSIP, FINRA and state filing needs

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

During the period ended September 30, 2011 we continued to leverage our post sale fulfillment and iFUND platform to a broader base of clientele. This technology when combined with our Print-on-Demand (POD) production environment gives us a leg up on the competition in the literature fulfillment marketplace.  Our technological advancements make our process more efficient and transparent to multiple parties at the same time form one interface.  As regulations continued to change and companies opt to print fewer and few large run projects, we expect print on demand to be a greater portion of our print business; this would include summary prospectuses for our mutual fund and broker clients, custom notice & access cards for corporate issuers, reminder mailings, and short run production on a one to one or one to many delivery method.

We foresee continued success with our mutual fund and ETF clients as well as significant opportunities to service a broader base of larger corporate issuers in the coming quarters. Additionally, we continue to explore very strategic relationships’ with niche brokers that service a segment of the marketplace we believe we can be a leader both short and long term.

Our logistics and fulfillment business serves as an extension to our financial printing and proxy business. The growth of this revenue source is highly dependent upon the amount of printed materials we process in a given period as well as the number of clients we service under agreement.  We continue to grow the number of engagements in this business through our relationships and unique approach to being a full service provider.

Proxy Systems

Our Proxy system (iProxyDirect) is a comprehensive technology platform that encompasses issuers, shareholders, banks, brokers and vital constituents during the proxy process. iProxyDirect is one of the only voting platforms where corporate issuers, mutual funds/administrators can setup, manage, communicate and monitor the entire proxy process from one online system. iProxyDirect offers notice & access options, material on demand fulfillment, digital delivery, and secure document hosting and real-time voting.

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

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2011 and 2010

	Three months ended			Nine months ended
	September 30,			September 30,
Revenue Streams	2011	2010		2011	2010
Compliance and reporting services
Revenue	$533,571	$116,895		$1,231,639	$445,540
Gross Margin	$337,200	$46,166		$769,903	$247,004
Gross margin %	63%	40%		63%	55%

Printing and financial communication
Revenue	137,374	46,331		418,319	1,423,309
Gross Margin	63,687	28,911		202,988	213,480
Gross margin %	46%	62%		49%	15%

Fulfillment and distribution
Revenue	142,518	113,384		499,744	1,047,307
Gross Margin	71,116	46,349		237,578	250,910
Gross margin %	50%	41%		48%	24%

Software licensing
Revenue	16,269	6,974		73,765	102,956
Gross Margin	14,944	(3,585)		70,572	73,478
Gross margin %	92%	(51%	)	96%	71%

Transfer agent services
Revenue	61,844	120,407		285,535	349,610
Gross Margin	25,272	95,092		179,395	280,436
Gross margin %	41%	79%		63%	80%

Total
Revenue	$891,576	$403,991		$2,509,003	$3,368,722
Gross Margin	$512,219	$212,933		$1,460,435	$1,065,308
Gross margin %	58%	53%		58%	32%

Revenues

Total revenue increased by $487,585, or 121%, during the three month period ended September 30, 2011 as compared to the same period in fiscal 2010.  The increase is due primarily to increases of $416,676 in compliance and reporting services and $91,043 in printing and financial communication revenue. Total revenue decreased by $859,718, or 26%, during the nine month period ended September 30, 2011 as compared to the same period in fiscal 2010.  The overall decrease in revenue is primarily due to a decrease in printing and financial communication revenue of $1,004,990 and a decrease in fulfillment and distribution revenue of $547,563 during the nine month period ended September 30, 2011 as compared to the same period in fiscal 2010.   These decreases were partially offset by an increase in compliance and reporting services revenue of $786,099 during the nine month period ended September 30, 2011 as compared to the same periods in fiscal 2010.

Compliance and reporting service revenue increased $416,676 and $786,099, or 356% and 176%, respectively, during the three and nine month periods ended September 30, 2011 as compared to the same periods in fiscal 2010.  The increase in revenue from compliance and reporting services is primarily attributable to the final phase in of the SEC’s three year mandate for companies to begin filing quarterly and annual reports in XBRL format.  A large portion of our clients are small reporting companies, and those companies are required to file quarterly and annual reports in XBRL format for all periods ended after June 15, 2011.  Therefore, during the first nine months of 2011, we began delivering initial XBRL tagging services and the quarterly filings in XBRL format for the second quarter of 2011 which accounted for the overall increase in compliance and reporting service revenue.  Even though we are seeing pricing pressures in this new revenue stream, we will continue to allocate a prudent amount of resources in research & development as it pertains to expanding our XBRL footprint beyond corporate issuers. Additionally, we will continue to expand and focus our sales & marketing efforts around both new client acquisition as well as current accounts that we feel can benefit from additional core services and technologies we offer today.

Printing and financial communication revenue increased $91,043 in the three months ended September 2011 as compared to the same period in fiscal 2010.  The increase is primarily due to success achieved with our focus on iFund and Print-On-Demand services.  Printing and financial communication revenue decreased $1,004,990 in the nine month period ended September 30, 2011 as compared to the same period in fiscal 2010.  During the second quarter of 2010, we successfully executed a large print and fulfillment project in the mutual fund market which accounted for substantially all of the decrease in printing and financial communication revenue as there was no similar project in the second quarter of 2011. These types of projects are difficult to forecast and take a great deal of time to win, and therefore revenue from quarter to quarter can fluctuate significantly.  Furthermore, the profit margin on the project in 2010 was below our normal margin requirements. Therefore, we are now focusing on higher margin opportunities that come from longer engagements typically over a one or two-year period rather than single projects.

Fulfillment and distribution revenue increased $29,134 during the three months ended September 30, 2011 as compared to the same period in fiscal 2010.  The increase is due largely to the fulfillment and distribution revenue from the iFund and Print-On-Demand services discussed previously.  Fulfillment and distribution revenue decreased $547,563 in the nine month period ended September 30, 2011 as compared to the same periods in fiscal 2010.  The decrease was principally the result of the fulfillment and distribution portion of the large project previously mentioned in our print and financial communication revenue discussion.

Software licensing revenues increased by $9,295 during the three month period ended September 30, 2011 as compared to the same period in fiscal 2010 as we performed more proxy services through our iProxyDirect software in fiscal 2011.  Software licensing decreased by $29,191 during the nine month period ended September 30, 2011 as compared to the same period in fiscal 2010.  During the first quarter of 2010, we licensed our section 16 technologies to a strategic partner.  This transaction was non-recurring in nature, and therefore attributed to the decrease in revenue during the nine month period ended September 30, 2011, and was slightly offset by the increase in services through our iProxyDirect software previously mentioned.  Although we continue to build extensive compliance technologies, we are not a software company; our developments are generally bundled into our service offerings that provide us the luxury of having a competitive advantage in the market.

Transfer agent revenue decreased by $58,563 and $64,075, respectively, during the three and nine month periods ended September 30, 2011 as compared to the same periods of fiscal 2010.  Although the number of transfer agent clients continued to grow for the three and nine months ended September 30, 2011 compared to the previous period, we did not experience as many corporate actions type engagements.  Historically, corporate action services are tied to a transaction that results in a project-basedengagement, therefore the timing and predictability of this type of revenue becomes difficult to forecast.  However, we do anticipate that corporate actions will be a continuing source of revenue in the future.

No customers accounted for more than 10% of operating revenues during the three month and nine month periods ended September 30, 2011, or during the three months ended September 30, 2010.  One customer accounted for 55% of operating revenues during the nine month period ended September 30, 2010.

Cost of Revenues and Gross Margin

Cost of revenues consist primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenue increased by $188,299, or 99%, in the three month period ended September 30, 2011 as compared to the same period of fiscal 2010.  Overall gross margin was $512,219, or 58% of revenue, during the three month period ended September 30, 2011 as compared to $212,933, or 53% of revenue during the same period of fiscal 2010.  The improvement in overall gross margin is primarily due to an increase in revenue of 121% during the same period as previously discussed, and a shift to higher margin revenue sources such as compliance and reporting services.  Compliance and reporting services contributed gross margin of $337,200, or 63% of revenue, during the three month period ended September 30, 2011 as compared to $46,166, or 40% of revenue, in the same period of fiscal 2010.  The increase in both the amount of gross margin and the percentage of revenue contributed by compliance and reporting services is due to XBRL services that we began delivering in 2011.  We have been able to achieve relatively high margins from our XBRL services, and will continue to look for opportunities to expand and improve margins from these services.

Cost of revenues decreased by $1,254,845, or 54%, in the nine month period ended September 30, 2011 as compared to the same period in fiscal 2010.  The decrease in cost of revenues is due primarily to the large print and fulfillment job during the second quarter of 2010 previously discussed.  However, overall gross margins increased to 1,460,435, or 58% of revenue, during the nine month period ended September 30, 2011 as compared to $1,065,308, or 32% of revenue, during the same period of fiscal 2010.  Margins were significantly below our normal margin requirements on our large print and fulfillment job in the second quarter of 2010.  Therefore, although our revenues were much lower during the nine months period ended September 30, 2011 as compared to the same period of fiscal 2010 as previously discussed, we achieved higher gross margins during the same period due to the shift to higher margin revenue sources, such as compliance and regulatory services which includes our XBRL services, in fiscal 2011.  We believe that the margins achieved in the nine month period ended September 30, 2011 is more reflective of our expected margins, as most of our revenue in 2011 was achieved from our core service offerings, and was not skewed by any large, non-recurring transactions.  Furthermore, we achieved margins of 63% from our compliance and regulatory services during the nine month period ended September 30, 2011, primarily due to our XBRL service offerings.   We will strive to continue to look for opportunities to improve our margins on our XBRL services.

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

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $100,275 and $224,461, respectively, during the three and nine month periods ended September 30, 2011 as compared to the same period in fiscal 2010.  The increase in the three months ended September 30, 2011 is primarily due to an increase in legal expenses of $48,984, an increase in facilities costs of $23,782, and an increase in bad debt expense of $18,183.  The increase during the nine months ended September 30, 2011 is primarily due to an increase in facilities costs of $87,212, an increase in personnel expenses of $76,356, an increase in legal fees of $52,623, and an increase in bad debt expense of $55,759.  These increases were partially offset by a decrease in accounting fees of $32,699.

The increase in facilities is due to rent, utilities and other costs associated with our new corporate headquarters.  We moved into a 16,059 square foot location in September 2010 in order to meet our expected needs associated with staffing our XBRL services, and to allow us to bring more print and fulfillment services in house.  We believe that our new office space will provide us with greater capacity and flexibility to meet the needs of our customers, which we believe will lead to significant revenue opportunities in the future.  Legal fees increased primarily due to expenses incurred to defend the Company against claims made by a former shareholder.  The increase in personnel is primarily due annual merit increases and the implementation of health insurance for employees.  The increase in bad debt expense is consistent with an overall increase in accounts receivable at September 30, 2011 as compared to September 30, 2010.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three and nine month periods ended September 30, 2011 increased $25,459 and $8,799, respectively, as compared to the same periods in fiscal 2010.  The increases are primarily due to increases in personnel cost as we have hired two additional salespeople.

Impairment Charges

During the three month period ended September 30, 2010 we recorded an impairment charge of $4,000 related to the myedgar.com domain name which we no longer use.  There were no such charges during the three or nine month periods ended September 30, 2011.

Depreciation and Amortization

Depreciation and amortization expenses during the three and nine month periods ended September 30, 2011 increased slightly by $7,566 and $10,976, respectively, as compared to the same periods in fiscal 2010.  The increase in fiscal 2011 is primarily due to depreciation on new equipment and improvements for our new headquarters.

Other Income (Expense)

Other income (expense) decreased from $12,442 to $1,687 during the three month period ended September 30, 2011 as compared to the same period of fiscal 2010.  Other income during the three month period ended September 30, 2010 consisted primarily of finance charges to one large customer.

Other income (expense) of $6,547 during the nine month period ended September 30, 2011 consisted primarily of finance charges to customers with past due balances that we are reasonably assured that we will collect.  Other income (expense) during the nine month period ended September 30, 2011 of ($21,356) includes interest expense on related party notes payable.  In fiscal 2010, we recorded non-cash interest expense of $34,178 upon the conversion of the notes payable into shares of the company for the value of the shares received in excess of the carrying value of the notes payable and accrued interest.

Income Tax Expense

Income tax expense was $47,388 and $60,012 during the three and nine month periods ended September 30, 2011 compared to zero in the same periods of fiscal 2010.  During the nine months ended September 30, 2011, we reversed the remaining balance of our valuation allowance against our deferred tax asset and recorded the remaining estimated income tax liability.

Net Income (Loss)

Net income for the three month period ended September 30, 2011 was $71,081 as compared to a net loss of $40,772 during the same period of fiscal 2010.  The increase in net income is primarily related to higher revenue and gross margins as previously discussed, and were partially offset by increases in general and administrative expenses and income tax expense as previously discussed.

Net income for the nine month period ended September 30, 2011 was $345,517 as compared to $222,735 during the same period of fiscal 2010.  Although revenue was significantly lower in the nine months ended September 30, 2011 as discussed previously, our gross profits increased $395,127 as compared to the same period of fiscal 2010.  The increases in gross profits were partially offset by increases in general and administrative expenses and income tax expense as previously discussed.

Liquidity and Capital Resources

As of September 30, 2011, we had $720,423 in cash and cash equivalents and $443,602 net accounts receivable. Current liabilities at September 30, 2011 totaled $287,603, including accounts payable, deferred revenue, accrued payroll liabilities, and accrued expenses. At September 30, 2011, our total assets exceeded our total liabilities by $1,286,207.  We also have $200,000 available to us under a working capital line of credit with no outstanding balance.

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

Our vision is to be a market leader of back-office regulatory solutions for compliance professionals, by providing a true single sourced model for corporate issuers, mutual funds and capital markets.  We pride ourselves on the best systems, the best service to our clients, the highest support to our staff; record results, higher returns to our shareholders, and higher rewards to our team members.

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

XBRL Reporting Business

We are focused on expanding our total XBRL customer base and are doing work for hundreds of companies this year in this market, either directly or indirectly through our subsidiary reseller channel. We will seek to leverage our market position, qualified staff and emerging technologies in this newly competitive landscape. Although the market price for this complex tagging service has dropped quicker than we expected, resulting in lower margins, we still believe our core financial reporting business will see much higher revenues and margins in 2011 compared to our past results.

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

On June 24, 2011, Kinder Investments, LP (“Kinder”), the prior holder of five shares of the Company’s Series A preferred stock, filed a lawsuit against the Company, its current officers and directors, and it’s outside legal counsel in the United States Court, Eastern District of New York.  Kinder claims that the Company falsely forced the redemption of its shares of preferred stock without paying accumulated dividends and other amounts that Kinder believes were owed totaling $1,075,000.  The Company believes the claims are without merit and has retained legal counsel in New York and plans to dispute the claims vigorously.

On October 26, 2011, the Company filed a motion to dismiss the claims against them.  The Company anticipates that the court will rule on the motion to dismiss during the first quarter of 2012.  The Company will continue to incur expenses to resolve this matter, although the amount cannot be reasonably estimated at this time.

ITEM 1A.	RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)           Exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101-LAB	XBRL Taxonomy Extension Label Linkbase Document
101-PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2011
ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer