Form 10-K
period 2011-12-31
ISSUER DIRECT CORP
filed 2012-03-01
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2011

ISSUER DIRECT CORPORATION
(Name of small business issuer in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's second fiscal quarter, was approximately $4,381,074 based on the closing price reported on such date of the registrant's common stock.

As of March 1, 2012, the number of outstanding shares of the registrant's common stock was 1,822,175.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Table of Contents

		PAGE

	PART I

Item 1.	Description of Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	17
Item 2.	Description of Property	17
Item 3.	Legal Proceedings	17
Item 4.	(Removed and reserved)	17

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	18
Item 6.	Select Financial Data	20
Item 7.	Management’s Discussion and Analysis and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
Item 9A(T).	Controls and Procedures	31
Item 9B.	Other Information	32

	PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	33
Item 11.	Executive Compensation	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13.	Certain Relationships and Related Transactions, and Director Independence	37
Item 14.	Principal Accountant Fees and Services	37

	PART IV

Item 15.	Exhibits	38
	Signature	39

EX-21.1	Subsidiaries of the Registrant
EX-23.1	Consent of Independent Registered Public Accounting Firm
EX-31.1	Chief Financial Officer Certification Pursuant to Section 302
EX-31.2	Chief Financial Officer Certification Pursuant to Section 302
EX-32.1	Chief Executive Officer Certification Pursuant to Section 906
EX-32.2	Chief Financial Officer Certification Pursuant to Section 906

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Company Overview

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

Business

The Company strives to be a market leader and innovator of disclosure management solutions and cloud–based compliance technologies. With a focus on corporate issuers, the Company alleviates the complexity of maintaining compliance with its integrated portfolio of products and services that enhance companies' ability to efficiently produce and distribute their financial and business communications both online and in print.

We work with a diverse client base in the financial services industry, including brokerage firms, banks, mutual funds, corporate issuers, shareholders and specialty firms such as accountants and the legal community. For example, corporate issuers utilize our cloud-based technologies and services from document creation all the way to dissemination to regulatory bodies and shareholders. With this example, we generate revenue from all of our services during the lifecycle.

During the second quarter of 2011, the Company acquired the customers of Edgar Tech Filing Services. In January 2012, the Company also acquired the customers of SEC Compliance Services, Inc. Through both of these agreements, the Company was able to grow its client base by an additional 135 corporate issuers.  Both of these transactions are explained in more detail in the Company’s Management Discussion and Analysis section of this filing.

Our offerings are classified into four areas of corporate focus: (1) Disclosure Reporting, (2) Shareholder Communications, (3) Proxy Services, and (4) Direct Transfer. These four core business streams comprise our Disclosure Management System (DMS).

Disclosure Management System –

Our Disclosure Management System (DMS) is a business process outsourcing (BPO) model whereby we act under contract as a back-office extension of the corporate issuer’s management and board of directors. Our disclosure process aims to be disruptive in areas of normal regulatory business functions of the public markets, where we can clearly improve processes, streamline complexities, while reducing expenditures generally associated with reporting and disclosure requirements.

Our disclosure management system is the only secure workflow technology available today that allows officers, directors and compliance professionals the ability to manage the entire back-office functions of their respective companies from one interface.

Disclosure Reporting

As a fully registered Securities and Exchange Commission Filing Agent, we assist corporate issuers, mutual funds, law firms, resellers, and individuals with all of their securities filing needs. Many U.S. companies are required to file corporate documents with the Securities and Exchange Commission (“SEC”); including registration statements, annual reports, quarterly reports, prospectuses, information statements, material event filings, proxy statements, ownership documents, and more.

Since 2009, the SEC has been phasing in requirements for companies who must file public reports with the SEC to supplement their disclosure reporting requirements with XBRL (eXtensible Business Reporting Language) filings. XBRL is a freely available XML-based specification that uses accepted financial reporting standards and practices to exchange financial statements across all software and technologies, including the Internet. It is an XML-based framework that provides the financial community a standards-based method to prepare, publish in a variety of formats, and reliably extract and automatically exchange financial statements of publicly held companies. XBRL is not about establishing new accounting standards but enhancing the usability of the ones that we have through the digital language of business, XML.

The SEC phase in approach began in 2009 and just recently ended this past June 2011, requiring all reporting companies to file quarterly reports on Form 10-Q and annual reports on Form 10-K, 20-F and 40-F in interactive data.

We market our interactive reporting directly under the brand Issuer Direct and to our resellers under the brand Issuer Services and QX Interactive. Our strategy over the next handful of years is to increase our core disclosure business from the filing agent community both in XBRL and EDGAR filings.

Financial Printing

As one of the largest financial printers in the southeast, we are focused on both corporate issuers and mutual funds.

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

During the year we continued to leverage our post sale fulfillment and iFUND platform to a broader base of clientele. This technology when combined with our Print-on-Demand (POD) production environment gives us a leg up on the competition in the literature fulfillment marketplace. Our technological advancements make our process more efficient and transparent to multiple parties and at the same time form one interface. As regulations continued to change and companies opt to print fewer and fewer large run projects, we expect print on demand to be a greater portion of our print business; this would include summary prospectuses for our mutual fund and broker clients, custom notice & access cards for corporate issuers, reminder mailings, and short run production on a one to one or one to many delivery method.

We foresee continued success with our mutual fund and ETF clients as well as significant opportunities to service a broader base of larger corporate issuers in the coming years. Additionally, we continue to explore very strategic relationships’ with niche markets that service a segment of the marketplace in which we believe we can be a leader both short and long term.

Shareholder Communication

As part of our commitment to shareholder disclosure and improved corporate transparency, we expanded our core news wire services into a comprehensive shareholder communication system that assist our client’s investor relations departments. Our offerings include a blend of proprietary datafeed technologies such as EDGAR filings, press releases, stock charts and historical data, corporate vitals, as well as the compliance driven modules of whistle blower, corporate governance and our e-Notify request system.

We have strategic partnerships with content providers whereby we re-distribute certain content to the desktops of users on an on-demand basis. Additionally, we power the financial tear sheet market by utilizing our shareholder compliance platform to parse data in a condensed format that the financial markets refer to as a tear sheet.

Proxy Services

Our Proxy system, branded as iProxyDirect, is a comprehensive technology platform that encompasses issuers, shareholders, banks, brokers and vital constituents during the proxy process. iProxyDirect is one of the only voting platforms where corporate issuers, mutual funds, and mutual fund administrators can setup, manage, communicate and monitor the entire proxy process from one online system. iProxyDirect offers Notice & Access options, material on demand fulfillment, digital delivery, and secure document hosting and real-time voting.

Direct Transfer

We operate our transfer agent business under the brand Direct Transfer, which is a wholly owned subsidiary. Our shareholder services business provides a complete array of agency and registrar services beyond traditional transfer activities. By combining our online workflow technologies, corporate issuers and their constituents can manage, issue, monitor, communicate and disseminate all facets of shareholder information within minutes.

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

The Disclosure Management System also provides for several SaaS Solutions to both the corporate issuer and reseller community

Compliance Cloud (issuerservices.net)

This platform is our cloud-based compliance workflow technology platform utilized by the reporting community to track, manage, change and approve both disclosure reports and XBRL filings. We currently do not derive any revenues from this technology. Our revenues come purely from the professional services associated with this platform to the reseller community.  Future versions will allow for real-time editing of interactive reports. We believe this feature will generate licensing revenues and access fees on a per filing basis.

XBRLCheck (XBRLCheck.com)

XBRLCheck is a secure, free interactive data previewer for the disclosure marketplace. We derive revenues from private branding or white labeling our data previewer for other filing agents or web platforms. Additionally our XBRLCheck system is part of the planned real-time editing of interactive reports.

Interactive Fund Platform (ifp.iFUNDdirect.com)

The IFP is a mutual fund material platform whereby users can search, view, print and request mutual fund and ETF reports. The IFP is a virtually a real-time search archive for todays mutual fund market. Additional the IFP, when combined with traditional Print on demand (POD) system acts as the material delivery system for several mutual funds today.

Section 16

Section 16 ownership disclosure (under Forms 3,4,5) was one of our first SaaS solutions created in 2008. Our platform automates the common tasks of ownership disclosure that each officer and director in today’s public companies are required to file yearly. We derive revenues on a per issuer (CIK) per year as well as a per filing basis as needed. This platform replaces older and cumbersome systems by allowing for LIVE filing by the agent completing the form. The technology allows for archiving of previously filed forms to be accessed, edited and filed as amendments or updated form in seconds.

Disclosure Data Feeds

During 2011, we expanded the individualized portions of our iR Direct system into separate datafeed services, such as SEC filings, Stock information and News releases. Our SEC datafeed includes access to all company filings in PDF, HTML, as well as our XBRL interactive data previewer. Companies current in their reporting are required to make available all their filings on their corporate website on the same day of filing. Our datafeed network constantly updates hundreds of issuer’s corporate websites with thousands of filings in a variety of formats. Datafeeds are licensed both as a stand along service or as a suite within the iR Direct system.

Our Brands & Subsidiaries

•	Issuer Direct
•	Issuer Services
•	Direct Transfer (Wholly owned subsidiary – Direct Transfer LLC)
•	iProxy Direct
•	iR Direct
•	XBRL Check
•	QX Interactive (Wholly owned subsidiary – QX Interactive LLC)

Our Strategy

Our strategy incorporates a blend of organic growth fostered by the selective pursuit of winning operational and financial strategies along with prudent acquisitions of systems and technologies that dovetail our corporate key strengths and initiatives. As the market begins to rebound, it is evident to us that issuers are seeking a single sourced, less complex way of reporting and staying compliant.

The premise of our disclosure management system (DMS) is to provide a comprehensive set of services that comprise an end-to-end solution, enabling us to be the service provider of choice to the small-and mid cap markets.

Our sales organization is focused not only on increasing the number of clients we serve, but also on increasing revenue per client by increasing the number of services each client utilizes. During fiscal 2012, we plan on focusing on our cloud-based disclosure management system to both corporate issuers and the reseller community.

We also will continue to develop disruptive technologies that will differentiate us in the market. We have become known as the leading single source provider of disclosure management solutions for public companies. Our commitment to quality, scalability and accuracy will continue in each new solution we bring to market. We intend on evaluating complimentary verticals and system that can dovetail uniquely and seamlessly into our current platforms.

Marketing and Sales

During 2011, we refined our organization, and we believe certain product service add-ons can be maintained and fostered by a newly created team we call our Issuer Services Group, which is dedicated to directly maintaining the client relationship while seeking to expand offerings and identify opportunities. We plan to continue to foster this services group approach for the foreseeable future as we believe this method of delivery will reduce overall delivery costs and drive higher customer satisfaction.

During fiscal 2012 we will continue to work on building our brand identity of Direct Transfer (our transfer agency), iFund Direct (our mutual fund regulatory portal fulfillment system), iProxy Direct (our proprietary proxy voting platform) and our new iR Direct system (our shareholder communications platform). These leading solutions depend upon our proprietary technologies and software that generally derives higher than average gross margins and over the long term will make up a good portion of revenue from each and every corporate issuer and fund we serve. Additionally we intend to see an increase in the services offerings related to financial reporting, specifically the new interactive data filing requirement referred to as XBRL.

We also work in partnership with other filing agents, transfer agents and virtual CFOs to provide services to their target clients under agreements and white label services.

During 2011, we updated our workflow solutions and portal technologies to corporate issuers and mutual funds markets. Authorized users of a corporate issuer or mutual fund/administrator can do the following with our workflow portal:

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

Industry Overview

The business services industry as it relates to compliance and reporting is highly fragmented, with hundreds of independent service companies that provide a full range of financial reporting, document management services and with a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. During 2011 we spent a considerable amount of time growing several new service offerings beyond our traditional compliance reporting and transaction services, these new offerings will afford the Company the ability to even out our revenue seasonality and provide a new baseline of reoccurring quarterly revenues.

The financial print and reporting industry is highly fragmented and made up of dozens of service providers that provide a limited range of document management, financial reporting, and printing services. Printing services, specifically financial printing services in general are competitive and highly commoditized, with a tendency to produce slimmer margins than financial reporting and related shareholder disclosure services. Much of the industry is made up of small “mom and pop” shops that offer basic reporting conversion services.  Beyond that,  there are the dominant providers that offer a deeper breath and well rounded blend of products and services to the capital markets. We are one of the few companies in the industry that are focused on providing a complete solution of disclosure reporting and shareholder communication delivery, including proxy and transfer agency.

The largest financial printers generally gear their operations towards the largest publicly traded companies in the market, whereas we believe we have a greater ability to provide a complete solution to a broader audience in the medium and smaller-cap public markets.

Competition

The market for our services is highly competitive. We believe we offer a comprehensive set of solutions for our clients that few competitors, if any, can match. However, competition exists for each of the individual solutions we provide. Factors in this competition include speed, accuracy, price, customer service and the quality of supporting products and services.

We believe we are positioned to be the disclosure management provider of choice as a cost-effective alternative to both small regional providers and global providers. We believe we benefit from our location in North Carolina, as we do not experience significant competition for sales, customer service or production personnel.

Customers

As of December 31, 2011, our customers include a wide variety of issuers, mutual funds, law firms, brokerage firms, banks, individuals, and other institutions. We did not have any customers during the year ended December 31, 2011 that accounted for more than 10% of our revenue.

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

Employees

As of December 31, 2011, we employed 22 full-time and two part-time employees as compared to 20 full-time employees and two part-time employees at December 31, 2010, none of which are represented by a union. In January 2012, we opened an office in San Leandro, CA and hired six employees.  As of the date herein, our employees work between our corporate office in North Carolina, and our Florida, California, and Colorado operations.

Facilities

Our headquarters are located in Morrisville, North Carolina. We occupy 16,059 square feet of office space pursuant to a six-year lease, and we believe we have sufficient space to sustain our growth through 2016. Additionally, we maintain a presence in south Florida and in Colorado.  In January 2012, we assumed a lease for 1,100 square feet of office space through October 2012 in San Leandro, CA.

Insurances

We maintain both a general business liability policy and an errors and omissions policy in excess of $5,000,000 specific to our industry and operations. We believe that our insurance policy provides adequate coverage for all reasonable risks associated with operating our business. During fiscal 2011, we also obtained a Directors and Officers insurance policy standard for our industry and size.

Regulations

The securities and financial services industries generally are subject to regulation in the United States and elsewhere. Regulatory policies in the United States and the rest of the world are tasked with safeguarding the integrity of the securities and financial markets with protecting the interests of both issuers and shareholders.

In the United States, issuers (public companies) are subject to regulation under both federal and state laws, which often require public information and notification filings. At the federal level, the Securities and Exchange Commission regulates the securities industry, along with the Financial Industry Regulatory Authority, or FINRA, formally known as NASD, and NYSE market regulations, various stock exchanges, and other self-regulatory organizations (“SRO”).

We operate our filing agent business and transfer agent business under the direct supervision and regulations of The Securities and Exchange Commission.

Our transfer agency business, Direct Transfer is subject to certain regulations governed by the SEC, including without limitation, with respect to registration with the SEC, annual reporting, examination, internal controls, tax reporting, escheatment services. Our transfer agency is approved to handle the securities of NYSE/AMX, NASDAQ and the Over the Counter listed securities.

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

During 2011 the majority of our revenue in our financial communications segment was derived from individual projects rather than long-term service agreements. Therefore, we cannot assure you that a client will engage us for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term service agreements makes it difficult to predict our future revenue. As a result, our financial results may fluctuate from quarter to quarter based on the timing and scope of the engagement with our clients which could, in turn, lead to adverse movements in the price of our common stock or increased volatility in our stock price generally.

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

We must adapt to rapid changes in technology and client requirements to remain competitive.

The market and demand for our products and services, to a varying extent, have been characterized by:

•	technological change;

•	frequent product and service introductions; and

•	evolving client requirements.

We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to:

•	enhance our existing products and services;

•	successfully develop new products and services that meet increasing client requirements; and

•	gain market acceptance.

To achieve these goals, we will need to continue to make substantial investments in sales and marketing. We may not:

•	have sufficient resources to make these investments;

•	be successful in developing product and service enhancements or new products and services on a timely basis, if at all; or

•	be able to market successfully these enhancements and new products once developed.

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

As part of our business strategy, we have as we did in 2011 and may continue to acquire other businesses that complement our core capabilities. The benefits of an acquisition may often take considerable time to develop and may not be realized. Acquisitions involve a number of risks, including:

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

Although we achieved positive cash flow in both fiscal 2011 and fiscal 2010, as of December 31, 2011 we have an accumulated deficit of $531,891.  We expect to continue to generate positive cash flow during 2012 and further decrease our accumulated deficit. However should we acquire new businesses through acquisition there can be no assurances we will achieve similar positive cash flows, and even if we do, we may not be able to sustain.

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

An investment in the shares involves a high degree of risk. An investment in shares of our common stock is suitable only for investors who can bear a loss of their entire investment.  We have never paid cash dividends on our common stock.  Although we anticipate retaining the majority of our earnings for use in our business, we may elect to pay dividends in the future.   There can be no assurances that dividends will be paid or even if they will be distributed quarterly, yearly or in the form of cash or stock.

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

Since March 20, 2008, our common stock has been listed on the Over the Counter Bulletin Board market currently operated by FINRA, under the symbol “ISDR”. There has been little or no trading of our common stock and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors may be unable to sell their shares of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTY.

Our headquarters are located in Morrisville, North Carolina. We occupy 16,059 square feet of office space pursuant to a six-year lease, and we believe we have sufficient space to sustain our growth through 2016. Additionally, we have staff in Florida, California, and Colorado, and paper storage facilities in Durham, NC.  In January 2012, we assumed a lease for 1,100 square feet of office space through October 2012 in San Leandro, CA and hired staff in California.

ITEM 3.     LEGAL PROCEEDINGS.

On June 24, 2011, Kinder Investments, LP (“Kinder”), a former holder of five shares of the Company’s Series A preferred stock, sued the Company, its current officers and directors, and it’s outside legal counsel, claiming the Company falsely forced the redemption of Kinder’s preferred stock without paying $1,075,000 in accumulated dividends and other amounts it believed was due.  The Company believed the claims were without merit and retained legal counsel and disputed the claims.  The Company settled the litigation on February 22, 2012 on favorable terms without admitting any liability.  The Company recorded litigation expense of $206,263 during the year ended December 31, 2011, of which $130,000 was recorded as an accrued liability at December 31, 2011. This accrual includes all legal and settlement cost incurred in 2012 to resolve this matter.

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Split

On October 31, 2011, the Company effected a one-for-ten reverse stock split to shareholders of record as of October 31, 2011.  All share and per share information in this Form 10-K has been retroactively adjusted to reflect the stock split. The number of authorized shares of the Company's common stock and its par value remain unchanged. Outstanding stock incentive awards are adjusted to give effect to the reverse split and the shares available for future grants will be proportionately reduced.

Market for common stock

Our common stock currently trades on the OTC Bulletin Board under the symbol “ISDR.” The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Fiscal 2011
Quarter Ended March 31, 2011	$3.40	$2.20
Quarter Ended June 30, 2011	2.60	1.30
Quarter Ended September 30, 2011	3.00	1.60
Quarter Ended December 31, 2011	3.00	1.00
Fiscal 2010
Quarter Ended March 31, 2010	$2.00	$1.10
Quarter Ended June 30, 2010	3.50	1.50
Quarter Ended September 30, 2010	2.60	1.50
Quarter Ended December 31, 2010	2.70	1.50

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

Our common stock trades on the OTC Bulletin Board currently operated by FINRA, under the symbol ISDR. Until March 20, 2008, our common stock was traded on the Pink sheets under the same symbol. Historically and currently, our common stock was and is classified as a penny stock.

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

Holders of Record

As of December 31, 2011, there were approximately 152 holders of record of our common stock and 1,752,175 shares outstanding.

Issuer Purchases of Equity Securities

In November 2010, our Board of Directors authorized a stock repurchase plan, whereby the Company was authorized to repurchase up to 100,000 shares of the Company’s common stock over a twelve month period, but not to exceed an aggregate purchase price of $10,000 in cash every fiscal quarter for a maximum of four quarters or until the board causes action to modify or terminate the repurchase plan.

Common stock repurchases under our authorized plan in 2011 and 2010 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value that May Yet Be Purchased Under the Plan
Year ended December 31, 2010	5,000	$1.70	5,000	$31,500
Year ended December 31, 2011	16,356	$2.23	16,356	$0
Total	21,356	$2.11	21,356	$0

Dividends

We have never paid cash dividends on our common stock.  Although we anticipate retaining the majority of our earnings for use in our business, we may elect to pay dividends in the future.   There can be no assurances that dividends will be paid or even if they will be distributed quarterly, yearly or in the form of cash or stock.

ITEM 6.    SELECT FINANCIAL DATA

Summary of Operations for the periods ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
Statement of Operations
Revenue	$3,228,099	$3,860,513
Cost of revenues	1,391,967	2,509,416
Gross profit	1,836,132	1,351,097
Operating costs	1,587,767	1,123,193
Operating income	248,365	227,904
Interest income (expense), net	12,711	(19,298)
Income tax benefit	(21,800)	220,800
Income from operations	$239,276	$429,406

Concentrations:

For the years ended December 31, 2011 and December 31, 2010, we generated revenues from the following revenue streams as a percentage of total revenue:

	2011	2010
Revenue Streams
Compliance and reporting services	50.6%	15.4%
Printing and financial communication	16.6%	38.9%
Fulfillment and distribution	19.8%	30.9%
Software licensing	2.7%	3.2%
Transfer agent services	10.3%	11.6%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase or decrease for the years ended December 31, 2011 and December 31, 2010:

	Year ended December 31,
	2011	2010	% change
Revenue Streams
Compliance and reporting services	$1,632,889	$595,737	174.1%
Print and financial communications	536,912	1,500,237	(64.2%)
Fulfillment and distribution	639,578	1,192,916	(46.4)%
Software licensing	86,389	124,301	(30.5)%
Transfer agent services	332,331	447,322	(25.7)%
Total	$3,228,099	$3,860,513	(16.4)%

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

2011 Overview

For the year ended December 31, 2011, total revenue decreased 16% to $3,228,099 from $3,860,513 in fiscal 2010.  The decrease in revenue is primarily the result of a large print and fulfillment project that was executed in the second quarter of 2010 that accounted for 48% of our revenue in fiscal 2010.  Comparatively, we did not have a similar project in fiscal 2011. In fact, no customer in fiscal 2011 accounted for more than 10% of our revenue. In fiscal 2011, revenue from compliance and reporting services increased by $1,037,152 to $1,632,889 in fiscal 2011 from $595,737 in fiscal 2010, which helped offset the decrease in print and fulfillment revenue. The increase in compliance and reporting services is a direct result of the final phase of the SEC’s three-year mandate for companies to begin filing quarterly and annual reports in XBRL format.  Furthermore, we achieve significantly high margins from these services, which allowed us to increase our gross margin to $1,836,132 during fiscal 2011 as compared to $1,351,097 in fiscal 2011, even with lower revenue in fiscal 2011.

For the year ended December 31, 2011, operating expenses increased to $1,587,767 as compared to $1,123,193 in fiscal 2011.  A significant portion of the increase is due to $206,263 of litigation expenses incurred to defend the Company against and ultimately settle a dispute with a former shareholder.  This dispute has been fully resolved as of the date of this filing, and all related expenses were accrued at December 31, 2011.  Therefore, we do not anticipate further litigation expenses in 2012.  The remainder of the increase in operating expenses is largely due to increases in facilities costs and personnel cost as we expanded our infrastructure to provide us with greater flexibility and capacity to meet the needs of our customers, which will lead to additional revenue opportunities.  We anticipate that our current infrastructure is adequate to support our needs for the foreseeable future, and do not anticipate a significant increases in general and administrative expenses in 2012.  However, sales and marketing expenses may increase as we strive to increase revenue.

Our net income before taxes in fiscal 2011 increased to $261,076 compared to $208,606 in fiscal 2010.  In fiscal 2010, we recognized an income tax benefit in the amount of $220,800 based on our projections for future profitability. In fiscal 2011, we fully utilized our remaining net operating loss carryforwards, and therefore recorded income tax expense of $21,800.  Therefore, net income was $239,276 in fiscal 2011 as compared to $429,406 in fiscal 2010.

In January 2012, we purchased certain assets from SEC Compliance Services, Inc., which primarily consisted of customer contracts for annual XBRL services.  We anticipate that XBRL services will continue account for a significant portion of our growth.  We will continue to focus on both organic growth and consider inorganic acquisitions of complementary businesses that fit our business.

Results of Operations

Comparison of results of operations for the years ended December 31, 2011 and 2010

	Year ended
	December 31,
Revenue Streams	2011	2010
Compliance and reporting services
Revenue	$1,632,889	$595,737
Gross margin	$998,716	$326,878
Gross margin %	61%	55%

Printing and financial communication
Revenue	536,912	1,500,237
Gross margin	245,578	265,025
Gross margin %	46%	18%

Fulfillment and distribution
Revenue	639,578	1,192,916
Gross margin	318,236	324,362
Gross margin %	50%	27%

Software licensing
Revenue	86,389	124,301
Gross margin	82,810	85,796
Gross margin %	96%	69%

Transfer agent services
Revenue	332,331	447,322
Gross margin	190,792	349,036
Gross margin %	57%	78%

Total
Revenue	$3,228,099	$3,860,513
Gross margin	$1,836,132	$1,351,097
Gross margin %	57%	35%

Revenues

Total revenue decreased by $632,414, or 16%, during the year ended December 31, 2011 as compared to fiscal 2010.  The overall decrease in revenue is primarily due to a decrease in printing and financial communication revenue of $963,325 and a decrease in fulfillment and distribution revenue of $553,338 during the year ended December 31, 2011 as compared to fiscal 2010.   These decreases were partially offset by an increase in compliance and reporting services revenue of $1,037,152 during the year ended December 31, 2011 as compared to fiscal 2010.  In 2012, we anticipate that revenue from compliance and reporting services will continue to increase, both through new client acquisition, and from customers acquired from SEC Compliance Services, Inc. in January 2012.  We may also consider other strategic partnerships and acquisitions to grow this revenue source.

Compliance and reporting service revenue increased $1,037,152, or 174% during the year ended December 31, 2011 as compared to fiscal 2010.  The increase in revenue from compliance and reporting services is primarily attributable to the final phase in of the SEC’s three-year mandate for companies to begin filing quarterly and annual reports in XBRL format. A large portion of our clients are small reporting companies, and those companies are required to file quarterly and annual reports in XBRL format for all periods ended after June 15, 2011.  Therefore, during fiscal 2011, we began delivering initial XBRL tagging services and quarterly filings in XBRL format, which accounted for the overall increase in compliance and reporting service revenue.  Even though we are seeing pricing pressures in this new revenue stream, we will continue to allocate a prudent amount of resources focused on new client acquisition.  Furthermore, effective for all periods ended after June 15, 2012, small reporting companies will be required to add detail footnote tagging to their quarterly and annual filings, which will lead to additional revenue opportunities.

Printing and financial communication revenue decreased $963,325, or 64%,  in the year ended December 31, 2011 as compared to fiscal 2010.  During the second quarter of 2010, we successfully executed a large print and fulfillment project in the mutual fund market which accounted for substantially all of the decrease in printing and financial communication revenue as there was no similar project in the second quarter of 2011. These types of projects are difficult to forecast and take a great deal of time to win, and therefore revenue from quarter to quarter can fluctuate significantly.  Furthermore, the profit margin on the project in 2010 was below our normal margin requirements. Therefore, we are now focusing on higher margin opportunities that come from longer engagements typically over a one or two-year period rather than single projects.

Fulfillment and distribution revenue decreased $553,338, or 46%, in the year ended December 31, 2011 as compared to fiscal 2010.  The decrease was principally the result of the fulfillment and distribution portion of the large project previously mentioned in our print and financial communication revenue discussion.  However, we gained momentum and revenue from our iFund and Print-On-Demand services during the year ended December 31, 2011.  We anticipate that these services will provide continued revenue opportunities in 2012.

Software licensing decreased by $37,912, or 31%, during the year ended December 31, 2011 as compared to fiscal 2010.  During the first quarter of 2010, we licensed our section 16 technologies to a strategic partner.  This transaction was non-recurring in nature, and therefore attributed to the decrease in revenue during fiscal 2011, and was slightly offset by the increases in services through our iProxyDirect software.  Although we continue to build extensive compliance technologies, we are not a software company; our developments are generally bundled into our service offerings that provide us the luxury of having a competitive advantage in the market.

Transfer agent revenue decreased by $114,991, or 26%, during the year ended December 31, 2011 as compared to fiscal 2010.  Although the number of transfer agent clients continued to grow during fiscal 2011 as compared to the previous period, we did not experience as many corporate actions type engagements. Historically, corporate action services are tied to a transaction that results in a project-based engagement, and therefore the timing and predictability of this type of revenue becomes difficult to forecast.  However, we do anticipate that corporate actions will be a continuing source of revenue in the future.

2011 Revenue Backlog

At December 31, 2011, we have recorded deferred revenue of $177,708 that we expect to recognize throughout 2012. The majority of the deferred revenues recorded are being carried forward from 2011, which is a direct result of our reseller relationships with the issuer services cloud-based system.

Furthermore, we are currently performing XBRL services for over 240 corporate issuers under annual contracts. In the latter half of fiscal 2012, the majority of our annual contracts for XBRL will renew, providing for significant revenues in the last half of 2012 and beyond. Assuming these issuers renew their annual contracts, the contract value is estimated at $2,000,000, although a portion of that may be recognized in 2013 .

Cost of Services

Cost of revenues consist primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues decreased by $1,117,449, or 46%, in the year ended December 31, 2011 as compared to fiscal 2010.  The decrease in cost of revenues is due primarily to the large print and fulfillment job during the second quarter of 2010 previously discussed.  However, overall gross margins increased to 1,836,132, or 57% of revenue, during fiscal 2011 as compared to $1,351,097, or 35% of revenue, during fiscal 2010.  Margins were significantly below our normal margin requirements on our large print and fulfillment job in the second quarter of 2010. Therefore, although our revenues were lower in fiscal 2011 as compared to fiscal 2010 as previously discussed, we achieved higher gross margins during the same period due to the shift to higher margin revenue sources, such as compliance and regulatory services which includes our XBRL services, in fiscal 2011.  We believe that the margins achieved in fiscal 2011 are more reflective of our expected margins, as most of our revenue in 2011 was achieved from our core service offerings, and was not skewed by any large, non-recurring transactions. Furthermore, we achieved margins of 61% from our compliance and regulatory services during fiscal 2011, primarily due to our XBRL service offerings.  We have been able to achieve relatively high margins from our XBRL services, and will continue to look for opportunities to expand and improve margins from these services.

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

General and Administrative Expense

General and administrative expenses consist primarily of salaries, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $222,986 during fiscal 2011 as compared to fiscal 2010.  The increase during fiscal 2011 is primarily due to an increase in facilities costs of $90,052, an increase in personnel expenses of $88,330, and an increase in bad debt expense of $69,803.  These increases were partially offset by a decrease in accounting fees of $28,900.

The increase in facilities is due to rent, utilities and other costs associated with our new corporate headquarters.  We moved into a 16,059 square foot location in September 2010 in order to meet our expected needs associated with staffing our XBRL services, and to allow us to bring more print and fulfillment services in house. We believe that our new office space will provide us with greater capacity and flexibility to meet the needs of our customers, which we believe will lead to significant revenue opportunities in the future.  The increase in personnel is primarily due to annual merit increases and the implementation of health insurance for employees.  The increase in bad debt expense is consistent with an overall increase in accounts receivable at December 31, 2011 as compared to December 31, 2010.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for fiscal 2011increased $23,793 as compared to fiscal 2010.  The increases are primarily due to increases in personnel cost as we have hired two additional salespeople.  We anticipate that sales and marketing expense will increase in 2012, as we have opened an office in San Leandro, CA and hired five former salespeople from SEC Compliance Services, Inc.

Impairment Charges

 During the year ended December 31, 2010 we recorded impairment charges of $4,000 related to the myedgar.com domain name which we no longer use.  There were no such charges in fiscal 2011.

Litigation Expenses

Litigation expenses of $206,263 were incurred during the year ended December 31, 2011 to defend the Company against and ultimately settle a dispute with a former shareholder.  This dispute has been fully resolved as of the date of this filing, and all related expenses were accrued at December 31, 2011.  Therefore, we do not anticipate further litigation expenses in 2012.

Depreciation and Amortization

Depreciation and amortization expenses during fiscal 2011 increased $15,532 as compared to fiscal 2010.  The increase in fiscal 2011 is primarily due to depreciation on new equipment and improvements for our new headquarters.

Other Income (Expense)

Other income (expense) of $12,711 during fiscal 2011consisted primarily of finance charges to customers with past due balances that we are reasonably assured that we will collect.  Other income (expense) during fiscal 2010 of ($19,298) includes interest expense on related party notes payable.  In fiscal 2010, we recorded non-cash interest expense of $34,178 upon the conversion of the notes payable into shares of the company for the value of the shares received in excess of the carrying value of the notes payable and accrued interest.

Income Taxes

At December 31, 2009, we had fully reserved our deferred income tax assets primarily resulting from net operating loss carryforwards.  However, at December 31, 2010, we elected to only partially reserve our deferred tax assets based on our estimated profitability for the next two years.  Therefore, the reduction of our full valuation allowance on our deferred tax asset resulted in an income tax benefit of $220,800 for the year ended December 31, 2010.  During the year ended December 31, 2011, we utilized our remaining net operating loss carryforwards, and recorded income tax expense of $21,800 attributable to income in excess of the loss carryforwards.

Net Income

Net income during fiscal 2011 was $239,276 as compared to $429,406 during fiscal 2010.  Although revenue was lower in fiscal 2011 as discussed previously, our gross profits increased $485,035 to $1,836,132 in fiscal 2011 as compared to $1,351,097 in fiscal 2010.  The increases in gross profits were partially offset by increases in general and administrative expenses and litigation expenses previously discussed, resulting in an increase in net income before taxes of $52,470 to $261,076 in fiscal 2011 as compared to $208,606 in fiscal 2010. However, as previously discussed, we recorded income tax expense of $21,800 in fiscal 2011 as compared to an income tax benefit of $220,800 in 2010, and therefore net income was lower in fiscal 2011 as compared to fiscal 2010.

Liquidity and Capital Resources

We generated $478,158 in cash from our operating activities during fiscal 2011, as compared to $446,297 in fiscal 2010. In fiscal 2011, our net cash used in investing activities increased to $83,940 as compared to $48,127 in fiscal 2010, primarily due to the acquisition of a customer list for $40,000 during fiscal 2011.

As of December 31, 2011, we had $862,386 in cash and cash equivalents and $361,191 of net accounts receivable. Current liabilities for the period ended December 31, 2011, totaled $450,598, including accrued payroll liabilities; accounts payable, accrued expenses, accrued litigation, and deferred revenue. At December 31, 2011, our total assets exceeded our total liabilities by $1,211,605.

At December 31, 2011, we had $450,000 available to us under a line of credit with a bank.  In January 2012, we borrowed $270,000 under the line of credit to partially finance the purchase of certain assets from SEC Compliance Services, Inc.

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

Plan of Operation

The following plan of operations provides information, which our management believes, is relevant to an assessment and understanding of our business, operations and financial condition. The discussion should be read in conjunction with the financial statements as of and for the periods ended December 31, 2011 and 2010, and the notes thereto which are included in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties and assumptions.

Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained elsewhere in this Annual Report.

In fiscal 2012, we will continue to focus on expanding our existing customer relationships as well as acquiring new customers. With our acquisition of SEC Compliance Services in January 2012, we increased the number of corporate issuer for whom we perform services to almost 500.  Therefore, we anticipate that our revenues will increase in 2012 as compared to 2011. In addition to increasing our client base, we expect to see significant growth in our XBRL revenue as enter into new annual contracts with issuers that includes detail footnote tagging, although much of this increase in revenue will not be recognized until the third and fourth quarters of 2012. We also expect to see increases in revenue from each of our other service offerings.

However, we do anticipate increases in our operating expenses to support the customers acquired from SEC Compliance Services, much of which will be incurred in the first half of the year.  We believe that our unique offerings yield a competitive advantage in the marketplace even though we operate in a competitive sector. We anticipate further consolidation in the marketplace of financial printers and suppliers in 2012, which may result in pricing pressures; however, we believe our unique combination of business offerings will provide us the opportunity to increase our overall market. We will continue to evaluate strategic partnerships and or acquisitions as opportunities arise.

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

Common Stock Split

On October 31, 2011, the Company effected a one-for-ten reverse stock split to shareholders of record as of October 31, 2011.  All share and per share information has been retroactively adjusted to reflect the stock split. The number of authorized shares of the Company's common stock and its par value remain unchanged. Outstanding stock incentive awards are adjusted to give effect to the reverse split and the shares available for future grants will be proportionately reduced.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on client account balances, and a reserve based on our historical experience. The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$56,024	$16,785
Bad Debt Expense	121,949	51,446
Write-offs	(52,986)	(12,207)
Ending Balance	$125,987	$56,024

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

Fair Value Measurements

As of December 31, 2011 and 2010, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

We adopted the fair value provisions applicable to nonfinancial assets and nonfinancial liabilities in the first quarter of 2009. Our assets and liabilities that are subject to these provisions during the years ended December 31, 2011 and 2010 include our intangible assets, consisting of goodwill, domain names and software, and our long-lived assets. The adoption of the fair value provisions applicable to nonfinancial assets and liabilities did not have a significant impact on the determination or reporting of our financial results.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, Testing Goodwill for Impairment (the “Revised Standard”). The Revised Standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The Revised Standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Entities considering early adoption should begin assessing relevant factors for the qualitative assessment. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We are currently evaluating the early adoption option. We do not expect the adoption or early adoption of this update to have an impact on our consolidated results of operations and financial condition.

In June 2011, the FASB issued an update to Presentation of Comprehensive Income, that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for us in the first quarter of fiscal year 2013. We do not expect the adoption of this update to have a material impact on our consolidated results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity equity/deficit and cash flows for the two years ended December 31, 2011, and 2010, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2011 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers

At December 31, 2011, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
Brian R. Balbirnie	40	Chairman of the Board, Chief Executive Officer
Wesley Pollard	41	Chief Financial Officer, Director
Lori Jones (1)	54	Director

Brian R. Balbirnie – Chairman, Chief Executive Officer

Brian R. Balbirnie is the Chairman and Chief Executive Officer for Issuer Direct Corporation, and one of the initial co-founders of the Company. Prior to starting the Company, Mr. Balbirnie was the managing partner of a compliance and consulting practice focused on the Sarbanes Oxley Act. Mr. Balbirnie also served as the Chief Financial Officer and Chief Operating Officer for Mobile Reach International, a public entity located in North Carolina; responsible for the day-to-day operations, including all facets of SEC reporting. Mr. Balbirnie spent several years consulting with companies, assisting in public strategies, merger and acquisitions and financial reporting. In the early nineties, Mr. Balbirnie founded the first wireless data compression solutions exclusively sold through the Bell South and AT&T channel network – winning “best wireless company” – by Ziff Davis. Mr. Balbirnie attended St. Petersburg College majoring in Business Administration and Marketing.

Wesley Pollard – Chief Financial Officer, Director

Mr. Pollard has served as the Chief Financial Officer of the Company since December 2009.  Mr. Pollard also serves of the Chief Financial Officer of JB Originals LLC. Prior to joining the Company, Mr. Pollard was employed by Digital Lifestyle Outfitters (“DLO”) from July 2006 through May 2009. DLO was acquired by Philips Electronics in mid 2007; Mr. Pollard served as Vice President of Finance prior to the acquisition, and Head of Finance following the acquisition.  Prior to DLO, Mr. Pollard served as International Controller for Tekelec, Inc. from June 2005 to June 2006 and Director of Finance for BioStratum, Inc from June 2001 through June 2005.  Mr. Pollard also assisted Home Director from June 2000 to June 2001 as the Corporate Controller.  From December 1999 to June 2000, Mr. Pollard served as the Director of SEC and Financial reporting for BuildNet, Inc. Mr. Pollard also spent five years at PricewaterhouseCoopers, LLP. Mr. Pollard is a Certified Public Accountant and holds his Master of Accounting from the University of North Carolina at Chapel Hill.

Lori Jones – Director (1)

Lori Jones, C.P.A, has served as the Director of Finance at CeloNovaBioSciences, Inc., since May 2011.  She founded JJM Consulting, a boutique financial consulting firm that provides clients with practical and immediate leadership in accounting and finance disciplines as well as in strategic initiatives, in April 2008. As principal, she provides consulting services to various entities, including serving as Chief Financial Officer of Issuer Direct Corporation from June 2008 through December 2009, and from September 2009 until December 2009, she served as Chief Financial Officer of MDI, Inc. Ms. Jones served as Chief Executive Officer and acting Chief Financial Officer of Analytical Surveys, Inc. ("ASI") a publicly held energy and geo-spatial mapping company until March 23, 2008, at which time Axion International Holdings, Inc. ("Axion") acquired a controlling interest in ASI. Since that time, Ms. Jones has serve on the Board of Directors of Axion (OTCBB: AXIH), and as Chairman of the Audit Committee since May 2009. She served as the ASI's Chief Financial Officer from January 2003 until December 2004, when she assumed the position of CEO. Ms. Jones served as Chief Financial Officer of MDI, Inc. in February and March 2008. From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company, where she provided senior financial advice to both small and medium-size firms. Prior to Tatum CFO Partners LLP, Ms. Jones served as chief financial officer of Billserv, Inc. Ms. Jones holds an M.B.A. from the University of Texas at San Antonio.
_________
(1)    On February 27, 2012, the Company accepted Ms. Jones's resignation as a director as more fully described in the Form 8-K to be filed by the Company on March 2, 2012.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal years 2011 and 2010 by our Directors, principal executive officer, and principal financial officer (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Non-Qualified Deferred Compensation	All Other	Total
Name and Principal Position	(Dec 31st)	($)	($)	($) (1)	$(1)	($)	Earnings ($)	Compensation	($)
Brian R. Balbirnie	2011	$98,311	$900	$—	$—	$—	$—	$—	$99,211
Chairman, Chief Executive Officer	2010	91,000	2,500	—	28,695	—	—	—	122,195

Wesley Pollard	2011	84,000	900	—	—	—	—	—	84,900
Director, Chief Financial Officer	2010	67,615	—	84,000	113,790	—	—	—	265,405

Lori Jones	2011	—	—	—	—	—	—	—	—
Director, Former Chief Financial Officer	2010	—	—	—	28,695	—	—	—	28,695
———————
1
The amounts shown in these columns reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the stock awards and option awards granted to our named executive officers during 2011 and 2010. The assumptions made in determining the fair values of our stock awards and option awards are set forth in Notes 7 and 8 to our 2011 Consolidated Financial Statements included in this Form 10-K.

Compensation of Directors

During the year ending December 31, 2011, we did not pay cash or equity compensation to our non-employee directors. During the year ended December 31, 2010, the Company issued Ms. Jones 15,000 options to purchase the company’s common stock at an exercise price of $2.10, with quarterly vesting in eight equal installments.  At December 31, 2011 and 2010, there were no other arrangements, “standard” or otherwise, pursuant to which any director of the Company was compensated for any service he or she provided as a director, including, without limitation, any additional amounts payable to any director for committee participation or special assignments.

Outstanding Equity Awards at Fiscal Year End

There were no unvested shares of restricted stock for our Named Executive Officers outstanding at December 31, 2011.  The following table contains information concerning unexercised stock options that for the Named Executive Officers as of December 31, 2011:

Name	Number of Securities Underlying Unexercised Options (Exercisable) #	Number of Securities Underlying Unexercised Options (Unexercisable) #	Option Exercise Price ($)	Option Expiration Date
Brian R. Balbirnie	11,250	3,750	$2.31	08/09/2015
Wesley Pollard	22,500	37,500	$2.10	08/09/2015
Lori Jones	11,250	3,750	$2.10	08/09/2015

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of March 1, 2012, by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o Issuer Direct Corporation, 500 Perimeter Park Drive, Suite D, Morrisville, NC  27560.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees. Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name of Beneficial Owner, Director, and Named Executive Officers	Number of Shares	Percent of Class
Directors and Named Executive Officers
Brian R. Balbirnie – Chief Executive Officer (a)	612,725	32.29%
Wesley Pollard – Chief Financial Officer (a)	71,250	3.75%
Lori Jones – Former Director, Former Chief Financial Officer	44,450	2.34%
All Directors and Executive Officers as a group (5 persons)	728,425	38.38%

Other 5% Stockholders
James Michael (b)	277,968	14.65%
Adam Segel	165,000	8.69%
———————
(a) Includes options to purchase 13,125 and 26,250 shares of commons stock held by Mr. Balbirnie and Mr. Pollard, respectively that will vest on or before April 29, 2012.

(b) Includes options to purchase 1,500 shares of common stock held by Mr. Michael that will vest on or before April 29, 2012.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)           Audit Fees.

Audit fees billed by Cherry Bekaert & Holland, L.L.P. for the audit of our financial statements included in our Annual Report on Form 10K for the fiscal year ended December 31, 2010, and for review of the financial statements included in our Quarterly Reports on Form 10Q for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011 filed with the SEC for last year totaled $29,750.

(b)           Audit-Related Fees.

None

(c)           Tax Fees.

Tax fees billed by Cherry Bekaert & Holland, L.L.P. during the year ended December 31, 2011 totaled $4,000.

(d)           All Other Fees.

Fees billed by Cherry Bekaert & Holland, L.L.P. during the year ended December 31, 2011 for the review of our Form S-8 filed with the SEC on December 2, 2011 totaled $2,650.

PART IV

ITEM 15.	EXHIBITS.

(a)           Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)           Exhibits

Exhibit	Exhibit
Number	Description
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
———————
* Filed herewith

(c)           Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: March 1, 2012.	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of March 2012.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 1, 2012	Chief Executive Officer and Chairman of the Board of Directors
Brian R. Balbirnie		and Director (principal executive officer)

/s/ Wesley Pollard	March 1, 2012	Chief Financial Officer and Director
Wesley Pollard

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Issuer Direct Corporation
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Raleigh, North Carolina
March 1, 2012

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$862,386	$504,713
Accounts receivable (net of allowance for doubtful accounts of $125,987 and $56,024, respectively)	361,191	175,336
Deferred project costs	76,106	-
Deferred income tax asset – current	135,000	102,400
Other current assets	35,093	16,581
Total current assets	1,469,776	799,030
Furniture, equipment and improvements, net	66,611	53,375
Deferred income tax asset – noncurrent	64,000	118,400
Other long-term assets	22,074	15,576
Intangible assets (net of accumulated amortization of $79,166 and $55,166, respectively)	109,029	93,029
Total assets	$1,731,490	$1,079,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,566	$65,570
Accrued expenses	39,324	34,918
Accrued litigation	130,000	-
Deferred revenue	177,708	51,382
Total current liabilities	450,598	151,870
Other long-term liabilities	69,287	19,810
Total liabilities	519,885	171,680
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $1.00 par value, 30,000,000 shares authorized Series A, 60 shares designated, no shares issued and outstanding	-	-
Series B, 476,200 shares designated; no shares issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 1,752,175 and 1,768,531 shares issued and outstanding, respectively	1,752	1,769
Additional paid-in capital	1,741,744	1,677,128
Accumulated deficit	(531,891)	(771,167)
Total stockholders' equity	1,211,605	907,730
Total liabilities and stockholders’ equity	$1,731,490	$1,079,410

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010

Revenues	$3,228,099	$3,860,513
Cost of services	1,391,967	2,509,416
Gross profit	1,836,132	1,351,097
Operating costs and expenses:
General and administrative	965,159	742,173
Sales and marketing	361,641	337,848
Impairment charges	-	4,000
Litigation	206,263	-
Depreciation and amortization	54,704	39,172
Total operating costs and expenses	1,587,767	1,123,193
Operating income	248,365	227,904
Interest income (expense), net	12,711	(19,298)
Net income before taxes	261,076	208,606
Income tax (expense) benefit	(21,800)	220,800
Net income	$239,276	$429,406
Income per share – basic	$0.14	$0.25
Income per share – diluted	$0.14	$0.24
Weighted average number of common shares outstanding – basic	1,757,329	1,740,710
Weighted average number of common shares outstanding – diluted	1,770,078	1,760,339

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2009	5	$5	1,682,634	$1,683	$1,478,840	$(1,200,573)	$279,955
Conversion of notes payable for common stock	—	—	45,897	46	59,620	—	59,666
Conversion of note payable for preferred stock	26	26	—	—	27,754	—	27,780
Non-cash interest expense on notes payable	—	—	—	—	34,178	—	34,178
Repurchase and retirement of treasury shares	(31)	(31)	(5,000)	(5)	(39,464)	—	(39,500)
Issuance of common stock for services	—	—	45,000	45	83,955	—	84,000
Stock-based compensation expense	—	—	—	—	32,245	—	32,245
Net income	—	—	—	—	—	429,406	429,406
Balance at December 31, 2010	—	—	1,768,531	1,769	1,677,128	(771,167)	907,730
Repurchase and retirement of treasury shares	—	—	(16,356)	(17)	(36,528)	—	(36,545)
Stock-based compensation expense	—	—	—	—	101,144	—	101,144
Net income	—	—	—	—	—	239,276	239,276
Balance at December 31, 2011	—	$—	1,752,175	$1,752	$1,741,744	$(531,891)	$1,211,605

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$239,276	$429,406
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	121,949	51,446
Depreciation and amortization	54,704	39,172
Deferred income taxes	21,800	(220,800)
Impairment charges	—	4,000
Non-cash interest expense	—	34,178
Stock-based expenses	101,144	116,245
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(307,804)	(74,713)
Decrease (increase) in deferred project costs and other assets	(101,116)	(6,714)
Increase (decrease) in accounts payable	37,996	(13,856)
Increase (decrease) in deferred revenue	126,326	51,382
Increase (decrease) in accrued expenses	183,883	8,839
Net cash provided by operating activities	478,158	446,297

Cash flows from investing activities
Purchase of intangible assets	(40,000)	—
Purchase of furniture, equipment, and improvements	(43,940)	(48,127)
Net cash used by investing activities	(83,940)	(48,127)

Cash flows from financing activities
Repurchase of common and preferred stock	(36,545)	(39,500)
Net cash used by financing activities	(36,545)	(39,500)

Net change in cash	357,673	358,670
Cash – beginning	504,713	146,043
Cash – ending	$862,386	$504,713

Supplemental disclosures:
Cash paid for interest	$28	$518
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Related party notes payable and accrued interest converted to common shares	$—	$59,666
Related party notes payable and accrued interest converted to preferred shares	$—	$27,780

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The surviving company was formed for the purposes of helping companies produce and distribute their financial and business communications both online and in print. As an issuer services focused company, Issuer Direct Corporation operates under several brands in the market, including Direct Transfer, iProxy Direct, iFund Direct, iR Direct, QX Interactive, and  Issuer Services Group. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client's ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

Note 2:           Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Direct Transfer LLC and QX Interactive LLC.  Significant intercompany accounts and transactions are eliminated in consolidation.

Common Stock Split

On October 31, 2011, the Company effected a one-for-ten reverse stock split to shareholders of record as of October 31, 2011.  All share and per share information has been retroactively adjusted to reflect the stock split. The number of authorized shares of the Company's common stock and its par value remain unchanged. Outstanding stock incentive awards are adjusted to give effect to the reverse split and the shares available for future grants will be proportionately reduced.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2012 for certain qualifying and participating non-interest bearing transaction accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2011, the Company had $202,936 which exceeds these insured amounts.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered or delivered, where collectability is probable.   Deferred revenue primarily consists of upfront payments for annual service contracts, and is recognized throughout the year as the services are performed.

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

Earnings per Share

We calculate earnings per share in accordance with the authoritative guidance for earnings per share, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares, such as convertible preferred stock, outstanding during the period.  Common shares of 25,832  issuable upon the potential conversion of the Company’s Series A Convertible Preferred Stock were included in the computation of diluted earnings per common share for the year ended December 31, 2010.  There were no shares of Series A preferred stock outstanding during the year ended December 31, 2011.  Shares issuable upon the exercise of stock options totaling 130,000 were included in the computation of diluted earnings per common share during the year ended December 31, 2011.  Shares issuable upon the exercise of stock options totaling 100,000 were excluded from the computation of diluted earnings per common share during the year ended December 31, 2010 as the impact was anti-dilutive.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on client account balances, and a reserve based on our historical experience.  The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$56,024	$16,785
Bad Debt Expense	121,949	51,446
Write-offs	(51,986)	(12,207)
Ending Balance	$125,987	$56,024

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

Impairment of Long-lived Assets

In accordance with FASB ASC No. 360 – Property Plant and Equipment, long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.   Goodwill is tested for impairment annually or whenever events indicate that the asset may be impaired.

Fair Value Measurements

As of December 31, 2011 and 2010, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

We adopted the fair value provisions applicable to nonfinancial assets and nonfinancial liabilities in the first quarter of 2009. Our assets and liabilities that are subject to these provisions during the years ended December 31, 2011 and 2010 include our intangible assets, consisting of goodwill, domain names and software, and our long-lived assets. The adoption of the fair value provisions applicable to nonfinancial assets and liabilities did not have a significant impact on the determination or reporting of our financial results.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts.

Stock-based compensation

We account for stock-based compensation under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of the authoritative guidance for stock compensation apply to new grants and grants modified after the adoption date that were outstanding as of the effective date. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption, only if excess tax benefits exist.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, Testing Goodwill for Impairment (the “Revised Standard”). The Revised Standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The Revised Standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Entities considering early adoption should begin assessing relevant factors for the qualitative assessment. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We are currently evaluating the early adoption option. We do not expect the adoption or early adoption of this update to have an impact on our consolidated results of operations and financial condition.

In June 2011, the FASB issued an update to Presentation of Comprehensive Income, that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for us in the first quarter of fiscal year 2013. We do not expect the adoption of this update to have a material impact on our consolidated results of operations and financial condition.

Note 3:           Furniture, Equipment, and Improvements

	December 31,
	2011	2010
Computers & equipment	$83,708	$51,726
Furniture	25,978	21,197
Leasehold improvements	21,783	14,606
Total fixed assets, gross	131,469	87,529
Less: Accumulated depreciation	(64,858)	(34,154)
Total fixed assets, net	$66,611	$53,375

Depreciation expense for the years ended December 31, 2011 and 2010 totaled $30,704 and $15,838, respectively.

Note 4:           Goodwill and Other Intangible Assets

The components of goodwill and intangible assets are as follows:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$70,000	$(31,666)	$38,334
Customer relationships-noncontractual	25,000	(22,500)	2,500
Proprietary software	50,000	(25,000)	25,000
Goodwill	43,195	—	43,195
Total intangible assets	$188,195	$(79,166)	$109,029

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$30,000	$(21,000)	$9,000
Customer relationships-noncontractual	25,000	(17,500)	7,500
Proprietary software	50,000	(16,666)	33,334
Goodwill	43,195	—	43,195
Total intangible assets	$148,195	$(55,166)	$93,029

Goodwill

At December 31, 2011 and 2010, our recorded goodwill totaled $43,195, which was solely related to our acquisition of Basset Press in July 2007.   We conducted our 2011 annual impairment analysis during the third quarter of 2011 and determined that our goodwill was not impaired.

Intangible Assets

In July 2007, as part of the Basset Press acquisition, we acquired $105,000 of identifiable intangible assets including $30,000 for customer lists, $25,000 for non-contractual customer relationships, and $50,000 for proprietary software or intellectual property. Customer lists and relationships are subject to amortization and have estimated useful lives of five years.  At the date of the acquisition and through the year ended December 31, 2008, we assigned an indefinite life to the proprietary software and included such software in our annual evaluation of impairment. During the first quarter of 2009, we reevaluated the useful life of the propriety software and have assigned a remaining estimated useful life of six years to such asset.  In June 2011, we acquired the rights to the customers of Edgar Tech Filing Services for $40,000. This asset has been recorded as a customer list and is being amortized over an estimated useful life of five years.

We conducted our 2010 annual impairment analysis during the third quarter of 2010 and determined that the total amount of intangible assets recorded related to our My Edgar domain was impaired, as we were no longer using the domain name. Accordingly, we recorded an impairment charge of $4,000, representing the remaining unamortized balance, during the year ended December 31, 2010.  We conducted our 2011 annual impairment analysis during the third quarter of 2011 and determined that no intangible assets were impaired.

The amortization of intangible assets is a charge to operating expenses and totaled $24,000 and $23,333 in 2011 and 2010, respectively.

The future amortization of the identifiable intangible assets is as follows:

Years Ending December 31:
2012	$21,833
2013	16,333
2014	16,334
2015	8,000
2016	3,334
Total	$65,834

Note 5:           Notes payable – Related Party

There were no related party notes payable outstanding at December 31, 2011 or 2010.  During the year ended December 31, 2010, we converted three unsecured related party notes payable totaling $73,525 into stock of the company as follows:

•
At December 31, 2009, a Note Payable to our Chief Executive Officer in the amount of $23,525 was outstanding for various obligations the former company was party to, including former legal counsel, former transfer agent services, and tax obligations with the state of Delaware. The unsecured note carried interest in the amount of 8% per annum and was due on December 31, 2008. The note was in default at December 31, 2009.  The note and accrued interest was converted into 26 shares of Series A preferred stock during the year ended December 31, 2010.

•
At December 31, 2009, two Unsecured Notes Payable to two prior Directors of the Company totaling  $50,000 were outstanding, with interest of 8%, due on receipt by the Company or its designated escrow agent of an aggregate of $1,000,000 in gross proceeds of a Private Placement.  The notes and accrued interest were converted into 45,897 shares of common stock during the year ended December 31, 2010.

Note 6:           Line of Credit

On December 16, 2011, the Company renewed their working capital line of credit (the “Line of Credit”), and increased the amount available from $200,000 to $450,000.  The Line of Credit has an interest rate equal to the 30 day LIBOR rate plus 4.5%.  The Line of Credit has a twelve month term, and automatically renews on the anniversary.  No amounts were outstanding on the Line of Credit as of December 31, 2011 and 2010.

Note 7:           Preferred stock and common stock

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

As of December 31, 2009, there were five shares of Series A Convertible Preferred Stock outstanding, each of which are convertible into 833 shares of our common stock. On March 31, 2010, we issued 26 shares of Series A Preferred Stock to our Chief Executive Officer for the conversion of a note payable in the amount of $23,525 and accrued interest of $4,255.  The fair value of the preferred stock on the date of the transaction was $39,000, which was determined based upon the number of common shares issuable upon conversion of the preferred shares into common stock, 21,666, and the market price of our common stock on the date of the agreement of $1.80.  The difference between the carrying value of the debt and accrued interest and the fair value of the preferred shares of $11,220 has been recorded as additional interest expense.  In April 2009, we issued 2,000 common shares to the holder of two preferred shares, for a value of $100 per preferred share, in settlement of the stated value and any potential claims to accumulated dividends thereon.  Although the Certificate of Designation of the rights, preferences and limitations of the Preferred Stock provides for dividends equal to eleven percent (11.0%) per year on the liquidation preference of $25,000 per share, we have not declared or accrued such dividends.  Additionally, under Delaware law, dividends are an obligation only when declared, and the Board has not declared any dividends payable on the Series A Preferred Stock.  In November 2010, the Company’s Chief Executive Officer who held 83.9% of the outstanding shares of Series A Preferred Stock approved an amendment to the Certificate of Designation whereby the holders of at least 56 2/3rds of the outstanding shares of Series A Preferred Stock may elect to require the Company to redeem all of the outstanding shares of Series A Preferred Stock for $1,000 per share.  In November 2010, the Company’s Chief Executive Officer who held 83.9%  of the outstanding shares of Series A Preferred Stock elected to require the Company to redeem the remaining 31 shares of Series A Preferred Stock in exchange for proceeds of $31,000, and therefore there were no shares of Series A Preferred Stock outstanding at December 31, 2011 and 2010.

The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock provides that the Company may issue up to 476,200 shares of Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock, par value $1.00 per share, which shall earn dividends at the rate of fifteen percent (15.0%) per year. Declaration and payment of dividends are at the sole discretion of the Company’s Board of Directors, and are not mandatory. The Certificate of Designation of the rights, preferences and limitations of the Company’s Series B Non-Convertible, Cumulative, Non-Voting, Redeemable Preferred Stock also provides that the Company may not pay dividends on its common stock until all accrued but unpaid dividends on such preferred stock have been paid. At December 31, 2011 and 2010, there were no issued and outstanding shares of such preferred stock.

The Company has never declared or paid any cash dividends on its common stock.

In November 2010, the Company’s Board of Directors authorized a stock repurchase plan (the “Repurchase Plan”), whereby the Company was authorized to repurchase up to 100,000 shares of the Company’s common stock over a twelve month period, but not to exceed an aggregate purchase price of $10,000 in cash every fiscal quarter for a maximum of four quarters or until the board causes action to modify or terminate the Repurchase Plan.  Anything beyond these amounts would require additional consent from the Board of Directors.  During the term of the Repurchase Plan, the Company repurchased 21,287 shares of common stock.

During years ended December 31, 2011 and 2010, changes in the shares of our common stock outstanding are as follows:

	Year ended December 31, 2011	Year ended December 31, 2010
Balance at beginning of year	1,768,531	1,682,634
Repurchase and retirement of shares (1)	(16,356)	(5,000)
Issuance of common stock for services (2)	—	45,000
Conversion of notes payable for common stock (3)	—	45,897
Balance at end of year	1,752,175	1,768,531

1.	Repurchase and retirement of treasury shares:

Year ended December 31, 2010

•	In December 2010, the Company purchased 5,000 shares from a shareholder in a private transaction for $8,500.

Year ended December 31, 2011

•	During the year ended December 2011, the Company purchased a total of 16,356 shares from shareholders in both private transactions and in the open market for proceeds of $36,545.

2.	Shares issued for services for services:

Year ended December 31, 2010

•
Between March 2010 and November 2010, we issued a total of 45,000 shares of our common stock to our Chief Financial Officer with an estimated total fair market value of $84,000 based on the closing price of our stock on each date of issuance.

3.	Conversion of notes payable for common stock.

Year ending December 31, 2010

•
On March 31, 2010, we issued 45,897 shares of common stock to two prior Directors of the Company for the conversion of notes payable totaling $50,000 and accrued interest of $9,666.  The notes payable and accrued interest were converted at $1.30 per share, which represents the average share price over the prior twelve months.  The fair value of common stock on the date of the transaction was $1.80.  The difference of $0.50 per share, or $22,958, has been recorded as additional interest expense.

On July 7, 2008, we amended our Articles of Incorporation accordingly, and as of that date, we have 100,000,000 authorized shares of common stock, par value $0.001. Additionally, we have 30,000,000 authorized shares of preferred stock, of which 60 shares are designated as Series A preferred stock, par value $1.00 and 476,200 shares are designated as Series B preferred shares, par value $1.00.

Note 8:           Employee Stock Options

On August 9, 2010, the shareholders of the Company approved the 2010 Equity Incentive Plan (the “Plan”).  Under the terms of the Plan, 150,000 shares of the Company’s common stock are authorized for the issuance of stock options and restricted stock.  The Plan also provides for an annual increase in the number of authorized shares of common stock issuable beginning in fiscal 2011 equal to the lesser of (a) 2% of shares outstanding on the last day of the immediate preceding fiscal year, (b) 50,000 shares, or (c) such lesser number of shares as the Company’s board of directors shall determine, provided, however, in no event shall the maximum number of shares that may be issued under the Plan pursuant to stock awards be greater than 15% of the aggregate shares outstanding on the last day of the immediately preceding fiscal year.  With the automatic increases, there were 185,371 shares of common stock authorized under the Plan at December 31, 2011, which increased to 220,416 shares of common stock on January 1, 2012.

The following is a summary of stock options issued during the year ended December 31, 2011 and 2010:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2009	-	-	-
Options granted	100,000	$2.10 - $2.32	$2.13	$16,700
Balance at December 31, 2010	100,000	$2.10 - $2.32	$2.13	$16,700
Options granted	30,000	$1.70 - $2.30	$1.82	$13.240
Options forfeited	(2,500)	$1.70 - $2.10	$1.78	$1,175
Balance at December 31, 2011	127,500	$1.70 - $2.32	$2.07	$24,590

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2011 and 2011 of  $2.25 and $2.20, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2011 and 2010.   As of December 31, 2011, there was $100,734 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2014.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.70 to $2.32	127,500	8.80	$2.07	52,000	$2.16

Of the 127,500 stock options outstanding, 80,000 are non-qualified stock options.  All of the options have been registered with the SEC.

The fair value of common stock options issued during the year ended December 31, 2011 and 2010 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Year ended December 31, 2011	Year ended December 31, 2010
Expected dividend yield	0%	0%
Expected stock price volatility	157%	181%
Weighted-average risk-free interest rate	1.81%	1.14%
Weighted-average expected life of options (in years)	5.4	5.2

During the year ended December 31, 2011 and 2010, we recorded expense of $101,144 and $32,245, respectively, related to these stock options.  No options had been exercised as of December 31, 2011.

Note 9:           Commitments and Contingencies

Office Lease

In August 2010, we signed a six year and two month lease for 16,059 square feet for our corporate headquarters in Morrisville, NC.  At our option, we may terminate the lease anytime after October 31, 2014 in exchange for an early termination fee of $135,000.  If we do not terminate the lease early, our required minimum lease payments are as follows:

Year Ended December 31:
2012	$78,833
2013	137,589
2014	141,428
2015	144,411
2016	123,336
Thereafter	—
Total	$625,597

Rental expenses associated with our office leases totaled $153,585 and $76,132 for the years ended December 31, 2011 and 2010, respectively.

Litigation

On June 24, 2011, Kinder Investments, LP (“Kinder”), a former holder of five shares of the Company’s Series A preferred stock, sued the Company, its current officers and directors, and it’s outside legal counsel, claiming the Company falsely forced the redemption of Kinder’s preferred stock without paying $1,075,000 in accumulated dividends and other amounts it believed was due.  The Company believed the claims were without merit and retained legal counsel and disputed the claims.  The Company settled the litigation on February 22, 2012 on favorable terms without admitting any liability.  The Company recorded litigation expense of $206,263 during the year ended December 31, 2011, of which $130,000 was recorded as an accrued liability at December 31, 2011. This accrual includes all legal and settlement cost incurred in 2012 to resolve this matter.

Note 10:         Concentrations

For the years ended December 31, 2011 and December 31, 2010, we generated revenues from the following revenue streams as a percentage of total revenue:

	2011		2010
	Amount	Percentage	Amount	Percentage
Revenue Streams
Document conversion	$1,632,889	50.6%	$595,737	15.4%
Printing and financial communication	536,912	16.6%	1,500,237	38.9%
Fulfillment and distribution	639,578	19.8%	1,192,916	30.9%
Software licensing	86,389	2.7%	124,301	3.2%
Transfer agent services	332,331	10.3%	447,322	11.6%
Total	$3,228,099	100.0%	$3,860,513	100.0%

We did not have any customers during the year ended December 31, 2011 that accounted for more than 10% of our revenue.  During 2010, revenue generated from one customer comprised 47.7% of our total annual revenues.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at December 31, 2011 or 2010.

We believe we do not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 11:         Income Taxes

At December 31, 2011 and 2010, we had a Federal net operating loss carry forward of approximately $6,000 and $564,000, respectively.  These loss carry forwards are available to reduce future taxable income and will expire through 2030 if not utilized.

The provision (benefit) for income taxes consisted of the following components for the years ended December 31:

	2011	2010
Current:	$—	$—
Deferred:
Federal	105,000	77,000
State	19,000	13,000
Total Deferred	124,000	90,000
Valuation Allowance	(102,200)	(310,800)
Total provision (benefit) for income taxes	21,800	(220,800)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2011	2010
Federal statutory tax rate	34.0%	34.0%
State tax rate	6.0%	6.0%
Permanent difference	7.1%	2.9%
Other	0.4%	0.2%
	47.5%	43.1%
Change in valuation allowance	(39.1%)	(149.0%)
Total	8.4%	(105.9%)

Components of net deferred income tax assets, including a valuation allowance, are as follows at December 31:

Current:	2011	2010
Net operating loss carryforward	$2,000	$103,000
Deferred revenue	71,000	21,000
Allowance for doubtful accounts	50,000	22,000
Charitable contributions	4,000	4,000
Accrued litigation expenses	52,000	—
Prepaid Expenses	(44,000)	—
Total current deferred income tax assets	135,000	150,000
Less: valuation allowance	—	(47,600)
Net deferred income tax asset - current	135,000	102,400

Noncurrent:
Net operating loss carryforward	—	123,000
Stock options	29,000	7,000
Basis difference in intangible assets	56,000	55,000
Basis difference in fixed assets	(21,000)	(12,000)
Total noncurrent deferred income tax assets	64,000	173,000
Less: valuation allowance	—	(54,600)
Net deferred income tax asset - noncurrent	64,000	118,400

Total net deferred income tax assets	$199,000	$220,800

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $0 and $102,200, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2010, management elected to only partially reserve the Company’s deferred tax asset.  However, at December 31, 2011, management determined that no valuation allowance was needed based on anticipated future profitability.

The Company has reviewed its tax positions and has determined that it has no significant uncertain positions as of December 31, 2011 or 2010.

Note 12:         Subsequent Events

Purchase of Customer List for SEC Compliance Services, Inc.

The Company acquired certain assets, primarily the rights to all customer contracts, of privately-held SEC Compliance Services, Inc. (“SECCS”) on January 4, 2012.  The purchase price of $425,000 consisted of cash proceeds of $275,000, transaction fees of $10,000, and 70,000 shares of common stock with a value of $140,000 based on the Company’s stock price of $2.00 per share on the close of business on January 4, 2012.  The Company borrowed $275,000 from it’s line of credit (see Note 6) to finance the transaction.

Issuance of non-qualified stock options

The Company issued options to purchase a total of 105,000 shares of common stock on January 20, 2012 to four former employees and consultants of SECCS.  The options will vest through December 31, 2012 upon the achievement of specified milestones related to the execution of annual contracts for XBRL services or revenue targets.

Increase in number of shares authorized under the 2010 Equity Incentive Plan (the “Plan”)

On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the Plan from 220,416 to 420,416, subject to shareholder approval.