Form 10-Q
period 2012-03-31
ISSUER DIRECT CORP
filed 2012-05-02
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 1,928,425 shares of common stock were issued and outstanding as of May 2, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$752,019	$862,386
Accounts receivable, (net of allowance for doubtful accounts of $134,189 and $125,987, respectively)	402,949	361,191
Deferred project costs	49,119	76,106
Deferred income tax asset – current	172,500	135,000
Other current assets	25,800	35,093
Total current assets	1,402,387	1,469,776
Furniture, equipment and improvements, net	60,845	66,611
Deferred income tax – noncurrent	64,000	64,000
Intangible assets (net of accumulated amortization of $107,250 and $79,166, respectively)	505,946	109,029
Other noncurrent assets	12,069	22,074
Total assets	$2,045,247	$1,731,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,413	$103,566
Accrued expenses	59,266	39,324
Accrued litigation	-	130,000
Deferred revenue	146,732	177,708
Line of credit	275,000	-
Total current liabilities	587,411	450,598
Other long term liabilities	81,257	69,287
Total liabilities	668,668	519,885

Stockholders' equity:
Preferred stock, $1.00 par value, 30,000,000 shares authorized, no shares issued and outstanding as of March 31, 2012 and December 31, 2011.	-	-
Common stock $.001 par value, 100,000,000 shares authorized,
1,822,175 and 1,752,175 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.	1,822	1,752
Additional paid-in capital	1,963,584	1,741,744
Accumulated deficit	(588,827)	(531,891)
Total stockholders' equity	1,376,579	1,211,605
Total liabilities and stockholders’ equity	$2,045,247	$1,731,490

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31	March 31,
	2012	2011

Revenues	$796,594	$513,556
Cost of services	356,694	232,096
Gross profit	439,900	281,460
Operating costs and expenses:
General and administrative	289,296	233,736
Sales and marketing	212,544	64,549
Depreciation and amortization	36,068	11,819
Total operating costs and expenses	537,908	310,104
Operating loss	(98,008)	(28,644)
Interest income (expense), net	3,572	2,862
Net loss before taxes	(94,436)	(25,782)
Income tax benefit	37,500	-
Net loss	$(56,936)	$(25,782)
Loss per share – basic and fully diluted	$(0.03)	$(0.01)
Weighted average number of common shares outstanding – basic and fully diluted	1,819,098	1,768,531

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(56,936)	$(25,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,068	11,818
Bad debt expense	8,201	21,182
Deferred income taxes	(37,500)	-
Stock-based expense	81,910	19,346
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(49,960)	(68,496)
Decrease (increase) in deposits and prepaids	36,285	(4,459)
Increase (decrease) in accounts payable	2,847	23,797
Increase (decrease) in accrued expenses	(98,088)	11,758
Increase (decrease) in deferred revenue	(30,976)	37,224
Net cash provided by (used in) operating activities	(108,149)	26,388

Cash flows from investing activities:
Purchase of property and equipment	(2,218)	(29,208)
Acquisition of intangible assets	(275,000)	-
Net cash used in investing activities	(277,218)	(29,208)

Cash flows from financing activities:
Advance from line of credit	275,000	-
Net cash provided by financing activities	275,000	-

Net change in cash	(110,367)	(2,820)
Cash – beginning	862,386	504,713
Cash – ending	$752,019	$501,893

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$2,587	-
Cash paid for income taxes	$-	$-
Non-cash activities:
Common stock issued for acquisition of customer list	$140,000	-

The accompanying notes are an integral part of these unaudited financial statements.
.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of March 31, 2012 and statements of operations and cash flows for the periods ended March 31, 2012 and 2011 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the Company’s) 2011 audited financial statements filed on Form 10-K.

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

Common Stock Split

On October 31, 2011, the Company effected a one-for-ten reverse stock split to shareholders of record as of October 31, 2011.  All share and per share information has been retroactively adjusted to reflect the stock split. The number of authorized shares of the Company's common stock and its par value remain unchanged. Outstanding stock incentive awards are adjusted to give effect to the reverse split and the shares available for future grants were proportionately reduced.

Earnings per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted shares the for the three months ended March 31, 2012 and 2011 excludes the effect of 237,750 and 100,000 shares of common stock, respectively,  issuable upon the exercise of outstanding stock options agreements because the impact is anti-dilutive.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year to date period.  We recognized an income tax benefit of $37,500 during the three-month period ended March 31, 2012 that we expect to realize based on projected future profitability.

Fair Value Measurements

As of March 31, 2012 and December 31, 2011, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

We comply with the authoritative guidance for fair value provisions applicable to nonfinancial assets and nonfinancial liabilities. Our assets and liabilities that are subject to these provisions include our intangible assets, consisting of goodwill, domain names and software, and our long-lived assets.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 3:    Intangible Assets

The Company acquired certain assets, primarily the rights to all customer contracts, of privately held SEC Compliance Services, Inc. (“SECCS”) on January 4, 2012.  The purchase price of $425,000 consisted of cash proceeds of $285,000, and 70,000 shares of common stock with a value of $140,000 based on the Company’s stock price of $2.00 per share on the close of business on January 4, 2012. The Company borrowed $275,000 from its line of credit to finance the transaction. The Company is amortizing the purchase price of $425,000 over its estimated useful life of five years.

Note 4:   Preferred and Common Stock

Preferred Stock

On March 26, 2012, the Company filed a Certificate of Amendment to the Certificate of Designation for the Series A and B Convertible Preferred Stock (the “Amendment”).  Under the terms of the Amendment, the Series A and Series B Designations were removed.  As a result, at March 31, 2012, the Company has 30,000,000 shares of Preferred Stock authorized with a par value of $1.00 per share, with no shares designated, issued, or outstanding.

Common Stock

As discussed in Note 3, the Company issued 70,000 shares of common stock with a value of $140,000 to the former shareholders of SECCS on January 4, 2012 as part of the consideration given for the purchase of assets obtained from SECCS.

Note 5:   Stock Options

Increase in number of shares authorized under the 2010 Equity Incentive Plan (the “Plan”)

On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the Plan from 220,416 to 420,416.

Issuance of non-qualified stock options

The Company issued options to purchase 10,000 shares to a consultant on January 1, 2012, which were vested immediately with an exercise price of $2.30 per share. The Company also issued options to purchase a total of 105,000 shares of common stock with an exercise price of $0.01 per share on January 20, 2012 to four former employees and consultants of SECCS.  The options will vest through December 31, 2012 upon the achievement of specified milestones related to the execution of annual contracts for XBRL services or revenue targets.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01	105,000	9.80	0
$1.70	19,000	9.15	0
$1.87	3,000	9.15	0
$2.10	79,250	8.36	45,500
$2.30	15,000	9.72	15,000
$2.31	16,500	8.36	14,625
Total	237,750	9.16	75,125

The Company recognized stock based compensation expense of $81,910 and $19,346 during the three-month periods ended March 31, 2012 and March 31, 2011, respectively.

Note 6:   Concentrations

For the three-month periods ended March 31, 2012 and 2011, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended
	March 31,
	2012	2011
Revenue Streams
Compliance and reporting services	57.0%	40.3%
Printing and financial communication	14.9%	9.4%
Fulfillment and distribution	16.5%	25.1%
Software licensing	5.5%	2.3%
Transfer agent services	6.1%	22.9%
Total	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2012 or 2011.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at March 31, 2012 or December 31, 2011.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 7:   Litigation

On June 24, 2011, Kinder Investments, LP (“Kinder”), a former holder of five shares of the Company’s Series A preferred stock, sued the Company, its current officers and directors, and it’s outside legal counsel, claiming the Company falsely forced the redemption of Kinder’s preferred stock without paying $1,075,000 in accumulated dividends and other amounts it believed was due.  The Company believed the claims were without merit and retained legal counsel and disputed the claims.  The Company settled the litigation on February 22, 2012 on favorable terms without admitting any liability.  The Company recorded litigation expense of $206,263 during the year ended December 31, 2011, of which $130,000 was recorded as an accrued liability at December 31, 2011. All amounts were paid during the three months of fiscal 2012, and therefore there was no accrual as of March 31, 2012.

Note 8:   Line of Credit

On December 16, 2011, the Company renewed their working capital line of credit (the “Line of Credit”), and increased the amount available from $200,000 to $450,000.  The Line of Credit has an interest rate equal to the 30 day LIBOR rate plus 4.5%.  The Line of Credit has a twelve month term, and automatically renews on the anniversary.  The company owed $275,000 on the line of credit as of March 31, 2012.  No amounts were owed on the line of credit at December 31, 2011.

Note 9:   Subsequent Events

Restricted Stock

On April 2, 2012, the Company approved grants for a total of 95,000 restricted shares of the Company’s common stock (the “Awards”) to its executive officers and certain other employees.  The Awards vest over periods up to two years as stated Award Agreements, and will accelerate in the event of a Corporate Transaction, as such term is defined in the Award Agreements. In the event a grantee’s relationship with the Company is terminated for any reason, vesting will immediately cease. These Awards are not part of the 2010 Equity Incentive Plan.

Common Stock Dividend

On April 2, 2012, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.03 per share. The dividend is payable May 3, 2012 to shareholders of record as of April 19, 2012.

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

 On January 4, 2012, the Company acquired certain assets, primarily the rights to all customer contracts, of SEC Compliance Services, Inc. (“SECCS”).

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

Disclosure Management System –

Our Disclosure Management System (DMS) is a business process outsourcing (BPO) model that encompasses a significant amount of intellectual property that drive efficiencies. Whereby we act under contract as a back-office extension of the corporate issuer’s management and board of directors. Our disclosure process aims to be disruptive in areas of normal regulatory business functions of the public markets, where we can clearly improve processes, streamline complexities, while reducing expenditures, generally associated with reporting and disclosure requirements.

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

The SEC phase in approach began in 2009 and recently just ended this past June 2011, requiring all reporting companies to file quarterly reports on Form 10-Q and annual reports on Form 10-K, 20-F and 40-F in interactive data.

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

Our commitment to compliance and safeguarding of information goes beyond our SSAE 16 business process (formally SAS-70). We maintain our client’s books and records in the manner we would expect ours to be managed, and that second-to-none service has enabled us to sustain our valued clients, withstand regulatory change and competitiveness by other providers. Corporate issuers have the ability to take advantage of the following:

●	Issue, manage and monitor all corporate stock of the company online
●	Issue physical certificates, book entry as well as DWAC FAST electronic participation
●	Print on Demand Digital Certificate Library
●	Communicate with shareholders with the click of a mouse with e-Notify
●	Setup, monitor and direct an annual meeting and proxy vote
●	Warrant, escrow and rights offerings
●	Corporate re-org services including CUSIP, FINRA and state filing needs

Our Brands & Subsidiaries

●	Issuer Direct
●	Issuer Services
●	Direct Transfer (Wholly owned subsidiary – Direct Transfer, LLC.)
●	iProxy Direct
●	iR Direct
●	XBRL Check
●	QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)
●	iFUND Direct

Results of Operations

Comparison of results of operations for the three months ended March 31, 2012 and 2011

	Three months ended
	March 31, 2012
Revenue Streams	2012	2011
Compliance and reporting services
Revenue	$454,410	$207,009
Gross Margin	$265,907	$101,210
Gross margin %	59%	49%

Printing and financial communication
Revenue	118,574	48,269
Gross Margin	69,045	14,063
Gross margin %	58%	29%

Fulfillment and distribution
Revenue	130,934	128,829
Gross Margin	49,097	64,826
Gross margin %	37%	50%

Software licensing
Revenue	44,105	11,572
Gross Margin	43,698	10,620
Gross margin %	99%	92%

Transfer agent services
Revenue	48,571	117,877
Gross Margin	12,153	90,741
Gross margin %	25%	77%

Total
Revenue	$796,594	$513,556
Gross Margin	$439,900	$281,460
Gross margin %	55%	55%

Revenues

Total revenue increased by $283,038, or 55%, to $796,594 during the three months ended March 31, 2012, as compared to $513,556 during the same period of fiscal 2011.  The overall increase is primarily due to an increase in compliance and reporting revenue of $247,401, an increase in printing and financial communication revenue of $70,305, and increase in software licensing revenue of $32,533.  These increases were partially offset by a decrease in revenue from transfer agent services of $69,306.

Compliance and reporting service revenue increased $247,401, or 120%, during the three month period ended March 31, 2012, as compared to the same period in fiscal 2011.  The increase in revenue from compliance and reporting services is primarily attributable to the final phase in of the SEC’s three-year mandate for companies to begin filing quarterly and annual reports in XBRL format. A large portion of our clients are small reporting companies, and those companies are required to file quarterly and annual reports in XBRL format for all periods ended after June 15, 2011.  Therefore, starting in the second half of 2011, XBRL services have contributed to significant growth in our revenue from compliance and reporting services.  Even though we are seeing pricing pressures in this new revenue stream, we will continue to allocate a prudent amount of resources focused on new client acquisition.  Furthermore, effective for all periods ended after June 15, 2012, small reporting companies will be required to add detail footnote tagging to their quarterly and annual filings, which will lead to both additional revenue opportunities as well as an expansion of staff requirements to deliver these services.

Printing and financial communication revenue increased $70,305 in the three months ended March 31, 2012 as compared to the same period in fiscal 2011.  The increase is primarily due to success achieved with our Print-On-Demand services.

Fulfillment and distribution revenue increased slightly by $2,105 during the three months ended March 31, 2012 as compared to the same period in fiscal 2011.

Software licensing revenues increased by $32,533 during the three-month period ended March 31, 2012 as compared to the same period in fiscal 2011 as we performed more proxy services through our iProxy Direct software in fiscal 2012.  The timing of proxy services requested from our clients can be difficult to predict, and therefore revenue from this source can fluctuate significantly between quarters.

Transfer agent revenue decreased by $69,306 during the three-month period ended March 31, 2012 as compared to the same period in fiscal 2011.  Although the number of transfer agent clients continued to grow for the three months ended March 31, 2012 as compared to the previous period, we experienced very few corporate action type engagements in fiscal 2012.  Historically, corporate action services are tied to a transaction that results in a project-based engagement, therefore the timing and predictability of this type of revenue becomes difficult to forecast.  However, we do anticipate that corporate actions will be a continuing source of revenue in the future.

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2012 or March 31, 2011.

Cost of Revenues and Gross Margin

Cost of revenues consist primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues increased by 124,598, or 54%, in the three months ended March 31, 2012 as compared to the same period in fiscal 2011.  The increase in cost of revenues is consistent with the increase in total revenue discussed previously.  Overall gross margins increased by $158,440, or 56%, to $439,900 during the three months ended March 31, 2012 as compared to $281,460 in the same period of fiscal 2011.  Gross margins for both the three months ended March 31, 2012 and 2011 were 55% of revenue.  Furthermore, we achieved margins of 59% from our compliance and regulatory services during the three months ended March 31, 2012 as compared to 49% in the same period of fiscal 2011, primarily due to our XBRL service offerings.  We have been able to achieve relatively high margins from our XBRL services, and will continue to look for opportunities to expand and improve margins from these services.  We achieved margins of 58% from our printing and financial communications services during the three months ended March 31, 2012 as compared to 29% in the same period of fiscal 2011, as we have shifted to higher margin projects from our iFund and Print-on-Demand services.  Gross margins from our fulfillment and distribution services decreased to 37% during the three months ended March 31, 2012 as compared to 50% in the same period of fiscal 2011, as a lower portion of our revenue was earned from news distribution services which typically achieve relatively high margins.  Gross margins from our transfer agent services decreased to 25% during the three months ended March 31, 2012 as compared to 77% in the same period of fiscal 2011.  As discussed above, we had very little revenue from corporate actions in the three months ended March 31, 2012, which contribute significantly to the gross margin for these services.

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

 To date, costs for transfer agent services have also been minimal, in proportion to this revenue stream.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses increased $55,560 during the three month period ended March 31, 2012 as compared to the same period in fiscal 2011.  The increase in fiscal 2012 is primarily due to increases in personnel related expenses of $34,553 and consulting fees of $15,084.

The increase in personnel is largely due an increase in stock based compensation, as we issued stock options to a consultant for investor relation services that were immediately vested during the three months ended March 31, 2012, as well as the addition of one administrative employee.  Consulting fees were higher in 2012 as we have retained a firm to assist with investor relations.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three month period ended March 31, 2012 increased by $147,995 to $212,544 as compared to $64,549 in the same period of fiscal 2011.

The increase in sales and marketing expense is almost entirely attributable to the hiring of five former employees and consultants of SEC Compliance Services, Inc. (“SECCS”) in January 2012, including our Vice President of Sales.  Salaries and consulting fees increased $61,401 primarily due to the hiring of these four individuals, along with higher commissions based on higher sales.  Furthermore, we issued options to purchase our common stock to certain former employees and consultants of SECCS which vest upon the achievement of milestones related to executing annual contracts for XBRL services or revenue thresholds.  As a result, stock based compensation within sales and marketing expense increased $40,361 during the three months ended March 31, 2012 as compared to the same period in fiscal 2011.  We anticipate that these individuals will contribute to significant revenue growth in the second half of 2012.

Depreciation and Amortization

Depreciation and amortization expenses during the three-month period ended March 31, 2012 increased to $36,068 as compared to $11,819 during the same period of fiscal 2011.  We acquired certain assets, primarily the rights to all customer contracts, of SECCS on January 4, 2012.  We are amortizing the purchase price of $425,000 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2012.

Interest Income (Expense)

Net interest income (expense) of $3,572 and $2,862 during the three months ended March 31, 2012 and 2011, respectively, consisted primarily of finance charges to customers with past due balances that we are reasonably assured that we will collect.

Income tax benefit

The company recorded an income tax benefit of $37,500 during the three-month period ended March 31, 2012, which we expect to realize in the second half of fiscal 2012 based on projected profitability.

Net Income (Loss)

Net loss for the three months ended March 31, 2012 was $56,936 as compared to $25,872 in the same period of fiscal 2011.  Although we had higher revenues and gross margin in the three months ended March 31, 2012 as compared to the same period in fiscal 2011 as discussed above, our overall loss was higher primarily due to the increases in sales and marketing expenses discussed above.  However, we believe that the investment that we have made in our sales and marketing team will lead to significant revenue growth in the second half of 2012, particularly with our XBRL offerings.  Furthermore, the net loss for the three months ended March 31, 2012 include non-cash expenses for stock based compensation of $81,910 and depreciation and amortization of $36,068.

Liquidity and Capital Resources

As of March 31, 2012, we had $752,019 in cash and cash equivalents and $402,949 net accounts receivable. Current liabilities at March 31, 2012, totaled $587,411, including our line of credit, accounts payable, deferred revenue, accrued payroll liabilities, and accrued expenses. At March 31, 2012, our current assets exceeded our current liabilities by $814,976.

During the three months ended March 31, 2012, we borrowed $275,000 under a working capital line of credit to purchase certain assets from SECCS.  We have $175,000 of credit remaining available to us under this line of credit.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, it is possible that we will have to raise additional funds through the issuance of equity in order to meet our debt obligations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to continue paying dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

2012 Outlook

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

In fiscal 2012, we will continue to focus on expanding our existing customer relationships as well as acquiring new customers. With our acquisition of the customers of SEC Compliance Services, Inc. in January 2012, we increased the number of corporate issuers for whom we perform services to over 500.  Therefore, we anticipate that our revenues will increase in 2012 as compared to 2011. In addition to increasing our client base, we expect to see significant growth in our XBRL revenue as we enter into new annual contracts with issuers that include detail footnote tagging, although much of this increase in revenue will not be recognized until the third and fourth quarters of 2012. We also expect to achieve an overall increase in revenue from our other service offerings.

However, consistent with our results for the three months ended March 31, 2012, we do anticipate increases in our operating expenses to support the customers acquired from SEC Compliance Services, Inc., much of which will be incurred in the first half of the year.  We believe that our unique offerings yield a competitive advantage in the marketplace even though we operate in a competitive sector. We anticipate further consolidation in the marketplace of financial printers and suppliers in 2012, which may result in pricing pressures; however, we believe our unique combination of business offerings will provide us the opportunity to increase our overall market. We will continue to evaluate strategic partnerships and or acquisitions as opportunities arise.

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

ITEM 4.       CONTROLS AND PROCEDURES.

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

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

On June 24, 2011, Kinder Investments, LP (“Kinder”), a former holder of five shares of the Company’s Series A preferred stock, sued the Company, its current officers and directors, and it’s outside legal counsel, claiming the Company falsely forced the redemption of Kinder’s preferred stock without paying $1,075,000 in accumulated dividends and other amounts it believed was due.  The Company believed the claims were without merit and retained legal counsel and disputed the claims.  The Company settled the litigation on February 22, 2012 on favorable terms without admitting any liability.  The Company recorded litigation expense of $206,263 during the year ended December 31, 2011, of which $130,000 was recorded as an accrued liability at December 31, 2011. All amounts were paid during the three months of fiscal 2012, and therefore there was no accrual as of March 31, 2012.

ITEM 1A.    RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURE.

Not applicable.

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

ISSUER DIRECT CORPORATION

Date: May 2, 2012	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

	By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer