Form 10-Q
period 2012-06-30
ISSUER DIRECT CORP
filed 2012-08-06
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports),and (2) has been subject to such filing requirements for the past 90 days.☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smallerreporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 1,931,525 shares of common stock were issued and outstanding as of August 6, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$813,291	$862,386
Accounts receivable, (net of allowance for doubtful accounts of $155,931 and $125,987, respectively)	442,388	361,191
Deferred project costs	-	76,106
Deferred income tax asset – current	171,094	135,000
Other current assets	50,432	35,093
Total current assets	1,477,205	1,469,776
Furniture, equipment and improvements, net	55,586	66,611
Deferred income tax – noncurrent	64,000	64,000
Intangible assets (net of accumulated amortization of $135,500 and $79,166, respectively)	482,695	109,029
Other noncurrent assets	12,069	22,074
Total assets	$2,091,555	$1,731,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,305	$103,566
Accrued expenses	33,210	39,324
Accrued litigation	-	130,000
Deferred revenue	51,071	177,708
Line of credit	265,000	-
Total current liabilities	432,586	450,598
Other long term liabilities	93,226	69,287
Total liabilities	525,812	519,885

Stockholders' equity:
Preferred stock, $1.00 par value, 30,000,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and December 31, 2011.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 1,929,925 and 1,752,175 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.	1,930	1,752

Additional paid-in capital	2,116,691	1,741,744
Accumulated deficit	(552,878)	(531,891)
Total stockholders' equity	1,565,743	1,211,605
Total liabilities and stockholders’ equity	$2,091,555	$1,731,490

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$1,108,439	$1,103,871	$1,905,034	$1,617,427
Cost of services	409,441	437,115	766,135	669,211
Gross profit	698,998	666,756	1,138,899	948,216
Operating costs and expenses:
General and administrative	378,732	256,429	668,005	490,165
Sales and marketing	225,378	86,302	437,911	150,851
Depreciation and amortization	35,429	13,181	71,497	25,000
Total operating costs and expenses	639,539	355,912	1,177,413	666,016
Net operating income (loss)	59,459	310,844	(38,514)	282,200
Other income (expense):
Interest income (expense), net	490	1,998	4.027	4,860
Total other income (expense)	490	1,998	4,027	4,860
Net income (loss) before taxes	59,949	312,842	(34,487)	287,060
Income tax (expense) benefit	(24,000)	(12,624)	13,500	(12,624)
Net income (loss)	$35,949	$300,218	$(20,987)	$274,436
Income (loss) per share - basic	$0.02	$0.17	$(0.01)	$0.16
Income (loss) per share - fully diluted	$0.02	$0.17	$(0.01)	$0.15
Weighted average number of common shares outstanding - basic	1,925,618	1,756,773	1,872,358	1,762,620
Weighted average number of common shares outstanding - fully diluted	2,073,868	1,762,777	1,872,358	1,773,474

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(20,987)	$274,436
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,497	25,000
Bad debt expense	45,150	85,345
Deferred income taxes	(36,094)	12,624
Stock-based expense	266,603	43,590
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(126,347)	(279,461)
Decrease (increase) in deposits and prepaids	60,772	(36,387)
Increase (decrease) in accounts payable	(20,261)	74,139
Increase (decrease) in accrued expenses	(112,175)	33,756
Increase (decrease) in deferred revenue	(126,637)	(15,553)
Net cash provided by operating activities	1,521	217,489

Cash flows from investing activities:
Purchase of property and equipment	(4,138)	(30,434)
Acquisition of intangible assets	(280,000)	(40,000)
Net cash used in investing activities	(284,138)	(70,434)

Cash flows from financing activities:
Proceeds from exercise of stock options	26,375	-
Repurchase of common stock	-	(35,338)
Payment of dividend	(57,853)	-
Advance from line of credit	275,000	-
Repayment on line of credit	(10,000)	-
Net cash provided by (used in) financing activities	233,522	(35,338)

Net change in cash	(49,095)	111,717
Cash – beginning	862,386	504,713
Cash – ending	$813,291	$616,430

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$5,923	29
Cash paid for income taxes	$22,594	$-
Non-cash activities:
Common stock issued for acquisition of customer list	$140,000	-

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of June 30, 2012 and statements of operations and cash flows for the three and six-month periods ended June 30, 2012 and 2011 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the “Company’s”) 2011 audited financial statements filed on Form 10-K.

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

Earnings per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted shares the for the six months ended June 30, 2012 excludes the effect of 254,500 shares of common stock issuable upon the exercise of outstanding stock options agreements because the impact is anti-dilutive.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, the valuation of goodwill and intangible assets, and stock based compensation.  Actual results could differ from those estimates.

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year to date period.  We recognized an income tax benefit of $13,500 during the six-month period ended June 30, 2012 that we expect to realize based on projected future profitability.  We recorded income tax expense of $24,000 and $12,624 during the three-month periods ended June 30, 2012 and 2011, respectively, and income tax expense of $12,624 during the six-month period ended June 30, 2011.

Fair Value Measurements

As of June 30, 2012 and December 31, 2011, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

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

The Company recognized stock based compensation expense of $184,692 and $24,244 during the three-month periods ended June 30, 2012 and June 30, 2011, respectively.  The Company recognized stock based compensation expense of $266,603 and $43,590 during the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

Recent Accounting Pronouncements

The adoption of recently issued accounting pronouncements did not have a material effect on our financial position or results from operations.  We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3.	Intangible Assets

The Company acquired rights to all customer contracts of privately held SEC Compliance Services, Inc. (“SECCS”) on January 4, 2012.  The purchase price of $425,000 consisted of cash proceeds of $285,000 and 70,000 shares of common stock with a value of $140,000 based on the Company’s stock price of $2.00 per share on the close of business on January 4, 2012. The Company borrowed $275,000 from its line of credit to finance the transaction. The Company is amortizing the purchase price of $425,000 over its estimated useful life of five years.

Note 4.	Stockholders’ Equity

Preferred Stock

On March 26, 2012, the Company filed a Certificate of Amendment to the Certificate of Designation for the Series A and B Convertible Preferred Stock (the “Amendment”).  Under the terms of the Amendment, the Series A and Series B Designations were removed.  As a result, at June 30, 2012, the Company has 30,000,000 shares of Preferred Stock authorized with a par value of $1.00 per share, with no shares designated, issued, or outstanding.  On June 29, 2012, the shareholders of the Company approved a reduction in the par value of the Preferred Stock from $1.00 per share to $0.001 per share, which became effective on July 16, 2012.

Common Stock

As discussed in Note 3, the Company issued 70,000 shares of common stock with a value of $140,000 to the former shareholders of SECCS on January 4, 2012 as part of the consideration given for the purchase of assets obtained from SECCS.

Restricted Common Stock

On April 2, 2012, the Company issued grants for a total of 95,000 restricted shares of the Company’s common stock (the “Awards”) to its executive officers and certain other employees.  The Awards vest over periods up to two years as stated in the Award Agreements, and will accelerate in the event of a Corporate Transaction, as such term is defined in the Award Agreements. In the event a grantee’s relationship with the Company is terminated for any reason, vesting will immediately cease. These Awards are not part of the 2010 Equity Incentive Plan.

 Dividends

On April 2, 2012, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.03 per share. The dividend was paid on May 3, 2012 to shareholders of record as of April 19, 2012.

On July 3, 2012, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.03 per share. The dividend was paid on August 3, 2012 to shareholders of record as of July 18, 2012.

The Company has recorded all payments of dividends as a reduction of additional paid in capital, as the company has an accumulated deficit through June 30, 2012.

Note 5.	Stock Options

Increase in number of shares authorized under the 2010 Equity Incentive Plan (the “Plan”)

On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the Plan from 220,416 to 420,416.This increase was ratified by the shareholders of the Company on June 29, 2012.

Issuance of stock options

The Company issued non-qualified stock options to purchase 10,000 shares of common stock to a consultant on January 1, 2012, which were vested immediately with an exercise price of $2.30 per share. The Company issued non-qualified stock options to purchase a total of 105,000 shares of common stock with an exercise price of $0.01 per share on January 20, 2012 to four former employees and consultants of SECCS.  The options will vest through December 31, 2012 upon the achievement of specified milestones related to the execution of annual contracts for XBRL services or revenue targets.  The Company also issued incentive stock options to employees to purchase 31,000 shares of common stock on April 2, 2012 with an exercise price of $3.33 per share, and a vesting period of one year.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01	105,000	9.56	0
$1.70	18,000	8.90	18,000
$1.87	3,000	8.90	3,000
$2.10	67,000	8.11	37,000
$2.30	15,000	9.48	15,000
$2.31	16,500	8.11	16,500
$3.33	30,000	9.76	0
Total	254,500	9.05	89,500

Note 6.	Operations and Concentrations

For the three and six-month periods ended June 30, 2012 and 2011, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2012	2011	2012	2011
Compliance and reporting services	51.2%	44.5%	53.7%	43.2%
Printing and financial communication	18.4%	21.1%	16.9%	17.4%
Fulfillment and distribution	15.4%	20.7%	15.8%	22.1%
Software licensing	4.8%	4.1%	5.1%	3.5%
Transfer agent services	10.2%	9.6%	8.5%	13.8%
Total	100.0%	100.0%	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three or six-month periods ended June 30, 2012 or 2011.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at June 30, 2012 or December 31, 2011.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 7.	Litigation

On June 24, 2011, Kinder Investments, LP (“Kinder”), a former holder of five shares of the Company’s Series A preferred stock, sued the Company, its current officers and directors, and it’s outside legal counsel, claiming the Company falsely forced the redemption of Kinder’s preferred stock without paying $1,075,000 in accumulated dividends and other amounts it believed was due.  The Company believed the claims were without merit and retained legal counsel and disputed the claims.  The Company settled the litigation on February 22, 2012 on favorable terms without admitting any liability.  The Company recorded litigation expense of $206,263 during the year ended December 31, 2011, of which $130,000 was recorded as an accrued liability at December 31, 2011. All amounts were paid during the first three months of fiscal 2012, and therefore there was no accrual as of June 30, 2012.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8.	Line of Credit

On December 16, 2011, the Company renewed their working capital line of credit (the “Line of Credit”), and increased the amount available from $200,000 to $450,000.  The Line of Credit has an interest rate equal to the 30 day LIBOR rate plus 4.5%, and was therefore 4.74% at June 30, 2012.  The Line of Credit has a twelve month term, and automatically renews on the anniversary.  The company owed $265,000 on the line of credit as of June 30, 2012.  No amounts were owed on the line of credit at December 31, 2011.

Note 9.	Subsequent Events

On July 6, 2012, the Company elected Andre Boisvert to its Board of Directors.  The Company granted Mr. Boisvert a non-qualified option to purchase 40,000 shares of common stock with an exercise price of $2.81 per share and a vesting period of four years.  Furthermore, in the event of a Change of Control of the Company while Mr. Boisvert is a member of the Board of Directors, he will receive compensation equal to two percent of the amount of cash, equity, or combination thereof received by the Company as of the closing of the Change of Control.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,”“believe,”“estimate,”“intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

Overview

Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted).

The Company strives to be a market leader and innovator of disclosure management system and cloud–based compliance technologies. With a focus on corporate issuers, the Company alleviates the complexity of maintaining compliance with its integrated portfolio of products and services that enhance companies' ability to efficiently produce and distribute their financial and business communications both online and in print.

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

 On January 4, 2012, the Company acquired the rights to all customer contracts, of SEC Compliance Services, Inc. (“SECCS”).  We purchased the rights to the customer contracts of New York Stock Transfer on May 10, 2012.

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

Disclosure Management System

Our Disclosure Management System (DMS) is a business process outsourcing (BPO) model, whereby we act under contract as a back-office extension of the corporate issuer’s management and board of directors. Our disclosure process aims to uniquely create efficiencies not previously possible in areas of normal regulatory business functions of the public markets, where we can clearly improve processes, streamline complexities, while reducing expenditures, generally associated with reporting and disclosure requirements.

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

The SEC phase in approach began in 2009 and ended June 2011, requiring all reporting companies to file quarterly reports on Form 10-Q and annual reports on Form 10-K, 20-F and 40-F in interactive data.

We market our interactive reporting directly under the brand Issuer Direct and to our resellers under the brand Issuer Services and QX Interactive. Our strategy over the next three to five years is to increase our core disclosure business from the filing agent community both in XBRL and EDGAR filings.

Financial Printing

As one of the only financial printers in the southeast, we are focused on both corporate issuers and mutual funds.

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

During the year, we continued to leverage our post-sale fulfillment and iFUND platform to a broader base of clientele. This technology when combined with our Print-on-Demand (POD) production environment gives us a leg up on the competition in the literature fulfillment marketplace. Our technological advancements make our process more efficient and transparent to multiple parties and at the same time forms one interface. As regulations continue to change and companies opt to print fewer and few large run projects, we expect print on demand to be a greater portion of our print business; this would include summary prospectuses for our mutual fund and broker clients, custom notice & access cards for corporate issuers, reminder mailings, and short run production on a one to one or one to many delivery method.

We foresee continued success with our mutual fund and ETF clients as well as significant opportunities to service a broader base of larger corporate issuers in the coming years. Additionally, we continue to explore very strategic relationships’ with niche markets that service a segment of the marketplace in which we believe we can be a leader both short and long term.

Shareholder Communication

As part of our commitment to shareholder disclosure and improved corporate transparency, we expanded our core news wire services into a comprehensive shareholder communication system that assist not only our client’s investor relations departments but also market disseminators and financial portals. Our offerings include a blend of proprietary datafeed technologies such as EDGAR filings, press releases, stock charts and historical data, corporate vitals, as well as the compliance driven modules of whistle blower, corporate governance and our e-Notify request system.

During the three months ended June 30, 2012, we began transitioning certain content from our strategic partnerships, whereby we re-distribute content to the desktops of users to on an on-demand, to a blend of our own data-set technology. This development effort will result in longer term margin improvements in this segment and less reliance on third party providers. We intend to license portions of our data business to other provider and disseminators that are seeking a competitive replacement in the market.

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

Our commitment to compliance and safeguarding of information goes beyond our SSAE 16 business process. We maintain our client’s books and records in the manner we would expect ours to be managed, and that second-to-none service has enabled us to sustain our valued clients, withstand regulatory change and competitiveness by other providers. Corporate issuers have the ability to take advantage of the following:

●	Issue, manage and monitor all corporate stock of the company online
●	Issue physical certificates, book entry as well as DWAC FAST electronic participation
●	Print on Demand Digital Certificate Library
●	Communicate with shareholders with the click of a mouse with e-Notify
●	Setup, monitor and direct an annual meeting and proxy vote
●	Warrant, escrow and rights offerings
●	Corporate re-org services including CUSIP, FINRA and state filing needs

Our Brands & Subsidiaries

●	Issuer Direct
●	Issuer Services
●	Direct Transfer (Wholly owned subsidiary – Direct Transfer, LLC.)
●	iTransfer (formally New York Stock Transfer)
●	iProxy Direct
●	iR Direct
●	XBRL Check
●	QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)

Results of Operations

Comparison of results of operations for the three and six months ended June 30, 2012 and 2011

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2012	2011	2012	2011
Compliance and reporting services
Revenue	$568,105	$491,059	$1,022,517	$698,068
Gross Margin	$390,012	$324,334	$655,918	$430,101
Gross Margin %	69%	66%	64%	62%

Printing and financial communication
Revenue	$204,079	$232,677	$322,653	$280,945
Gross Margin	$120,825	$124,947	$189,553	$139,009
Gross Margin %	59%	54%	59%	49%

Fulfillment and distribution
Revenue	$170,726	$228,397	$301,659	$357,226
Gross Margin	$61,628	$99,327	$111,044	$164,152
Gross Margin %	36%	43%	37%	46%

Software licensing
Revenue	$52,912	$45,924	$97,017	$57,496
Gross Margin	$52,073	$45,007	$95,772	$55,628
Gross Margin %	98%	98%	99%	97%

Transfer agent services
Revenue	$112,617	$105,814	$161,188	$223,692
Gross Margin	$74,460	$73,141	$86,612	$159,326
Gross Margin %	66%	69%	54%	71%

Total
Revenue	$1,108,439	$1,103,871	$1,905,034	$1,617,427
Gross Margin	$698,998	$666,756	$1,138,899	$948,216
Gross Margin %	63%	60%	60%	59%

Revenues

Total revenue increased slightly by $4,568 to $1,108,439 during the three-month period ended June 30, 2012, as compared to $1,103,871 during the same period of fiscal 2011. Total revenue increased by $287,607, or 18%, to $1,905,034 during the six month period ended June 30, 2012, as compared to $1,617,427 during the same period of fiscal 2011. The overall increase during the six month period ended June 30, 2012 as compared to the same period of fiscal 2011 is primarily due to an increase in compliance and reporting revenue of $324,449, which is attributable to increases in XBRL services. We began performing substantial XBRL services in the second quarter of 2011, and therefore there was very little revenue for XBRL services in the first quarter of 2011.

Compliance and reporting service revenue increased $77,046, or 16%, during the three month period ended June 30, 2012, as compared to the same period in fiscal 2011.  While we have increased the number of clients for whom we perform XBRL services significantly, most of the revenue during the three-month period ended June 30, 2011 consisted of upfront set-up work.  Most of our clients are small reporting companies. Therefore under the SEC’s three-year mandate for companies to begin filing quarterly and annual reports in XBRL, most of our clients were first required to file or periods ended after June 15, 2011. As most of our clients were filing for the first time in 2011, we were able to perform and charge significant one-time fees for initial set up services.  During the three months ended June 30, 2012, most of our revenue from XBRL represents recurring, ongoing services.  We anticipate that our recurring billings will continue to increase as we acquire more clients.  Compliance and reporting service revenue increased $324,449, or 46%, during the six month period ended June 30, 2012, as compared to the same period in fiscal 2011.  As previously mentioned, this increase is primarily attributable to the fact that we did not perform any substantial XBRL services until the second quarter of 2011.  Furthermore, effective for all periods ended after June 15, 2012, smaller reporting companies will be required to add detail footnote tagging to their quarterly and annual filings, which will lead to both additional revenue opportunities as well as an expansion of staff requirements to deliver these services.

Printing and financial communication revenue decreased $28,598 during the three month period ended June 30, 2012 as compared to the same period in fiscal 2011, and increased $41,708 during the six month period ended June 30, 2012 as compared to the same period in fiscal 2011.  Revenue from printing, particularly from our iFund platform, tends to be somewhat project oriented, and will therefore fluctuate from period to period based on the timing of projects.  We will continue to focus on obtaining more recurring revenues, particularly from our Print-On-Demand services.

Fulfillment and distribution revenue decreased by $57,671 and $55,567, respectively, during the three and six-month periods ended June 30, 2012 as compared to the same period in fiscal 2011.  Similar to revenue from printing services, fulfillment and distribution revenue tends to be somewhat project oriented, and will therefore fluctuate from period to period based on the timing of projects.

Software licensing revenues increased by $6,988 and $39,521, respectively, during the three and six-month periods ended June 30, 2012 as compared to the same period in fiscal 2011 as we performed more proxy services through our iProxyDirect software in fiscal 2012.  The timing of proxy services requested from our clients can be difficult to predict, and therefore revenue from this source can fluctuate significantly between quarters.

Transfer agent revenue increased slightly by $6,803 during the three-month period ended June 30, 2012, primarily due to the purchase of the clients of New York Stock Transfer in May 2012. Transfer agent revenue decreased by $62,504 during the six-month period ended June 30, 2012 as compared to the same period in fiscal 2011.  Although the number of transfer agent clients continued to grow for the six months ended June 30, 2012 as compared to the previous period, we experienced very few corporate action type engagements in fiscal 2012.  Historically, corporate action services are tied to a transaction that results in a project-based engagement, therefore the timing and predictability of this type of revenue becomes difficult to forecast.  However, we do anticipate that corporate actions will be a continuing source of revenue in the future.

No customers accounted for more than 10% of the operating revenues during the three or six-month periods ended June 30, 2012 or June 30, 2011.

Cost of Revenues and Gross Margin

Cost of revenues consist primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues decreased slightly by 27,674, or 6%, in the three-month period ended June 30, 2012 as compared to the same period in fiscal 2011.  Gross margins for the three-month period ended June 30, 2012 improved to 63% of revenue as compared to 60% of revenue in the same period of fiscal 2011.  Furthermore, we achieved margins of 69% from our compliance and regulatory services during the three-month period ended June 30, 2012 as compared to 66% in the same period of fiscal 2011, primarily due to our XBRL service offerings.

Although pricing pressures in the market are accelerating quicker than we anticipated, we have been able to improve our margins from our XBRL services, and will continue to look for opportunities to expand and improve margins from these services.

We achieved margins of 59% from our printing and financial communications services during the three-month period ended June 30, 2012 as compared to 54% in the same period of fiscal 2011, as we continue to shift to higher margin projects from our iFund and Print-on-Demand services.

Gross margins from our fulfillment and distribution services decreased to 36% during the three month period ended June 30, 2012 as compared to 43% in the same period of fiscal 2011, as a lower portion of our revenue was earned from news distribution services which typically achieve relatively high margins.

Gross margins from our software licensing was 98% for both the three-month periods ended June 30, 2012 and 2011.

Gross margins from our transfer agent services decreased slightly to 66% during the three-month period ended June 30, 2012 as compared to 69% in the same period of fiscal 2011.

Cost of revenues increased by 96,924, or 14%, in the six-month period ended June 30, 2012 as compared to the same period in fiscal 2011.  However, overall gross margins increased by $190,683, or 20%, to $1,138,899 during the six-month period ended June 30, 2012 as compared to $948,216 in the same period of fiscal 2011.  Gross margins for the six-month period ended June 30, 2012 increased slightly to 60% of revenue compared to 59% of revenue during the same period of fiscal 2011.

Furthermore, we achieved margins of 64% from our compliance and regulatory services during the six-month period ended June 30, 2012 as compared to 62% in the same period of fiscal 2011, primarily due to our XBRL service offerings.  We have been able to improve our margins from our XBRL services, and will continue to look for opportunities to expand and improve margins from these services.

We achieved margins of 59% from our printing and financial communications services during the six-month period ended June 30, 2012 as compared to 49% in the same period of fiscal 2011, as we have shifted to higher margin projects from our iFund and Print-on-Demand services.

Gross margins from our fulfillment and distribution services decreased to 37% during the three month period ended June 30, 2012 as compared to 46% in the same period of fiscal 2011, as a lower portion of our revenue was earned from news distribution services which typically achieve relatively high margins.

Gross margins from software licensing remained relatively high, and were 99% and 97% during the six month periods ended June 30, 2012 and 2011, respectively.

Gross margins from our transfer agent services decreased to 54% during the six-month period ended June 30, 2012 as compared to 71% in the same period of fiscal 2011.  As discussed above, we had very little revenue from corporate actions in the six months ended June 30, 2012, which contributed significantly to the gross margin for these services.

Costs related to compliance and reporting services are related principally to direct labor costs and third party vendor costs.

Costs related to printing and financial communications fluctuate periodically as the cost of the services and materials fluctuate, and can also vary significantly based on the variables of any one project. We strive to maintain reasonable margins for these services, but market demands, and inventory levels play a significant impact in our overall ability to attract new business.

 We incur direct labor costs for software licensing, as all development is performed in-house. To date, costs have not been significant. We intend to increase our development efforts in the coming quarters to further enhance our intellectual property and market position in both our shareholder communications and disclosure management business.

 To date, costs for transfer agent services have also been minimal, in proportion to this growing revenue stream. We will devote additional resources to this service offering as we expand these services in future periods.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $122,303 and $177,840, respectively, during the three and six-month periods ended June 30, 2012 as compared to the same period in fiscal 2011.  The increase in the three months ended June 30, 2012 is primarily due to an increase in personnel related expenses of $115,555. The increase during the six-month period ended June 30, 2012 is primarily due to an increase in personnel related expenses of $150,108.

The increase in personnel related expenses is largely due to increases in stock based compensation of $94,815 and $115,042, respectively, during the three and six month periods ended June 30, 2012 as compared to the same periods of fiscal 2011. During the first quarter of fiscal 2012, we issued stock options to a consultant for investor relation services that were immediately vested. During the second quarter of fiscal 2012, we issued grants for a total of 95,000 restricted shares of the Company’s common stock to its executive officers and certain other employees. 20,000 of these shares were vested immediately, resulting in an immediate expense.  We also hired one additional general and administrative employee.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three and six month periods ended June 30, 2012 increased by $139,076 and $287,060, respectively, as compared to the same periods of fiscal 2011.

The increase in sales and marketing expense is almost entirely attributable to the hiring of five former employees and consultants of SEC Compliance Services, Inc. (“SECCS”) in January 2012, including our Vice President of Sales.  Salaries and consulting fees increased $74,567 and $167,599, respectively, during the three and six month periods ended June 30, 2012 as compared to the same periods of fiscal 2011 primarily due to the hiring of these four individuals, along with higher commissions based on higher sales. Furthermore, we issued options to purchase our common stock to certain former employees and consultants of SECCS which vest upon the achievement of milestones related to executing annual contracts for XBRL services or revenue thresholds. As a result, stock based compensation within sales and marketing expense increased $61,292 and $101,925, respectively, during the three and six-month periods ended June 30, 2012 as compared to the same periods in fiscal 2011. We anticipate that these individuals will contribute to revenue growth in the second half of 2012 as we begin to realize revenue from year two XBRL contracts.

Depreciation and Amortization

Depreciation and amortization expenses during the three-month period June 30, 2012 increased to $35,429 as compared to $13,181 during the same period of fiscal 2011. Depreciation and amortization expenses during the six-month period June 30, 2012 increased to $71,497 as compared to $25,000 during the same period of fiscal 2011.  We acquired certain assets, primarily the rights to all customer contracts, of SECCS on January 4, 2012. We are amortizing the purchase price of $425,000 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2012.

Interest Income, Net

Net interest income (expense) of $490 and $1,998 during the three months ended June 30, 2012 and 2011, respectively, and $4,027 and $4,860 during the six months ended June 30, 2012 and 2011, respectively, consisted primarily of finance charges to customers with past due balances that we are reasonably assured that we will collect, and were offset slightly by interest payable on our outstanding line of credit in fiscal 2012.

Income tax benefit

The company recorded an income tax benefit of $13,500 during the six-month period ended June 30, 2012, which we expect to realize in the second half of fiscal 2012 based on projected profitability.  We recorded income tax expense of $24,000 during the three-month period ended June 30, 2012 as compared to $12,624 in the same period of fiscal 2011 based on our effective tax rate on the profits for the period.

Net Income (Loss)

Net income for the three-month period ended June 30, 2012 was $35,949 as compared to $300,218 in the same period of fiscal 2011.  Net loss for the six-month period ended June 30, 2012 was $20,987 as compared to net income of $274,436 in the same period of fiscal 2011.  Although we had higher revenues and gross margin in the three and six month periods ended June 30, 2012 as compared to the same periods in fiscal 2011 as discussed above, we realized lower income due to the increases in general and administrative and sales and marketing expenses discussed above.  As previously discussed, much of the increases were due to stock based compensation and amortization expenses as opposed to cash expenses.  We recorded stock based compensation of $184,692 and $266,603, respectively, during the three and six month periods ended June 30, 2012, and depreciation and amortization expenses of $35,429 and $71,497, respectively, during the three and six month periods ended June 30, 2012.  Furthermore, we believe that the investment that we have made in our sales and marketing team will lead to revenue growth in the second half of 2012, particularly with our XBRL offerings.

Liquidity and Capital Resources

As of June 30, 2012, we had $813,291 in cash and cash equivalents and $442,388 net accounts receivable. Current liabilities at June 30, 2012, totaled $432,586, including our line of credit, accounts payable, deferred revenue, accrued payroll liabilities, and accrued expenses.  At June 30, 2012, our current assets exceeded our current liabilities by $1,044,619.

During the six months ended June 30, 2012, we borrowed $275,000 under a working capital line of credit to purchase customer contracts from SECCS, and have repaid $10,000, leaving a balance of $265,000.  We have $185,000 of credit remaining available to us under this line of credit.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to continue paying dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.  The Company does believe that we have sufficient cash to fund our operations for the next twelve months.  However, should we need to raise additional capital, either for business expansion reasons and / or to meet certain debt obligations, the Company may opt to issue additional equity securities.

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

Our vision is to be a market leader of disclosure management systems for compliance professionals, by providing a true single sourced model for issuers and the capital markets.

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

In fiscal 2012, we will continue to focus on expanding our existing customer relationships as well as acquiring new customers. With our acquisition of the customers of SEC Compliance Services, Inc. in January 2012, we increased the number of corporate issuers for whom we perform services to over 500. Therefore, we anticipate that our revenues will increase in 2012 as compared to 2011. In addition to increasing our client base, we expect to see growth in our XBRL revenue as we enter into new annual contracts with issuers that include detail footnote tagging, although much of this increase in revenue will not be recognized until the third and fourth quarters of 2012. We also expect to achieve an overall increase in revenue from our other service offerings.

However, consistent with our results for the three and six month periods ended June 30, 2012, we do anticipate increases in our operating expenses to support the customers acquired from SEC Compliance Services. We believe that our unique offerings yield a competitive advantage in the marketplace even though we operate in a competitive sector. We anticipate further consolidation in the marketplace of financial printers and suppliers in 2012, which may result in pricing pressures; however, we believe our unique combination of business offerings will provide us the opportunity to increase our overall market share. We will continue to evaluate strategic partnerships and / or acquisitions as opportunities arise.

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

From time to time the Company may be subject to litigation from third parties.  However, the Company is neither the plaintiff or defendant in any actions at the time of this filing.

ITEM 1A.	RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)           Exhibits.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
________________________________
*	filed or furnished herewith
**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: August 6, 2012	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

	By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer