Form 10-Q
period 2012-09-30
ISSUER DIRECT CORP
filed 2012-11-01
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 1,932,425 shares of common stock were issued and outstanding as of November 1, 2012.

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,099,088	$862,386
Accounts receivable, (net of allowance for doubtful accounts of $171,600 and $125,987, respectively)	565,157	361,191
Deferred project costs	-	76,106
Deferred income tax asset – current	34,094	135,000
Other current assets	59,304	35,093
Total current assets	1,757,643	1,469,776
Furniture, equipment and improvements, net	53,573	66,611
Deferred income tax – noncurrent	64,000	64,000
Intangible assets (net of accumulated amortization of $161,083 and $79,166, respectively)	458,112	109,029
Other noncurrent assets	12,069	22,074
Total assets	$2,345,397	$1,731,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,759	$103,566
Accrued expenses	64,124	39,324
Accrued litigation	-	130,000
Deferred revenue	85,176	177,708
Line of credit	255,000	-
Total current liabilities	453,059	450,598
Other long term liabilities	105,198	69,287
Total liabilities	558,257	519,885

Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of September 30, 2012 and December 31, 2011.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 1,932,425 and 1,752,175 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	1,932	1,752
Additional paid-in capital	2,124,496	1,741,744
Accumulated deficit	(339,288)	(531,891)
Total stockholders' equity	1,787,140	1,211,605
Total liabilities and stockholders’ equity	$2,345,397	$1,731,490

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$1,215,511	$891,576	$3,120,544	$2,509,003
Cost of services	340,832	379,357	1,106,966	1,048,568
Gross profit	874,679	512,219	2,013,578	1,460,435
Operating costs and expenses:
General and administrative	323,139	281,236	990,649	771,401
Sales and marketing	167,748	99,301	606,154	250,152
Depreciation and amortization	32,523	14,900	104,020	39,900
Total operating costs and expenses	523,410	395,437	1,700,823	1,061,453
Net operating income	351,269	116,782	312,755	398,982
Other income (expense):
Interest income (expense), net	(678)	1,687	3,348	6,547
Total other income (expense)	(678)	1,687	3,348	6,547
Net income before taxes	350,591	118,469	316,103	405,529
Income tax expense	137,000	47,388	123,500	60,012
Net income	$213,591	$71,081	$192,603	$345,517
Income per share - basic	$0.11	$0.04	$0.10	$0.20
Income per share - fully diluted	$0.11	$0.04	$0.10	$0.20
Weighted average number of common shares outstanding - basic	1,931,438	1,752,107	1,892,703	1,759,079
Weighted average number of common shares outstanding - fully diluted	2,001,266	1,763,970	1,956,262	1,767,667

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$192,603	$345,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,020	39,900
Bad debt expense	60,819	99,819
Deferred income taxes	100,906	60,012
Stock-based expense	327,858	69,505
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(264,785)	(368,085)
Decrease (increase) in deposits and prepaids	51,900	(84,552)
Increase (decrease) in accounts payable	(54,807)	82,287
Increase (decrease) in accrued expenses	(69,289)	55,713
Increase (decrease) in deferred revenue	(92,532)	35,080
Net cash provided by operating activities	356,693	335,196

Cash flows from investing activities:
Purchase of property and equipment	(9,065)	(42,941)
Acquisition of intangible assets	(281,000)	(40,000)
Net cash used in investing activities	(290,065)	(82,941)

Cash flows from financing activities:
Proceeds from exercise of stock options	30,825	-
Repurchase of common stock	-	(36,545)
Payment of dividend	(115,751)	-
Advance from line of credit	275,000	-
Repayment on line of credit	(20,000)	-
Net cash provided by (used in) financing activities	170,074	(36,545)

Net change in cash	236,702	215,710
Cash – beginning	862,386	504,713
Cash – ending	$1,099,088	$720,423

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$9,126	29
Cash paid for income taxes	$22,594	$-
Non-cash activities:
Common stock issued for acquisition of customer list	$140,000	-

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of September 30, 2012 and statements of operations and cash flows for the three and nine-month periods ended September 30, 2012 and 2011 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the “Company’s”) 2011 audited financial statements filed on Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All reclassifications have been applied consistently for the periods presented.

Note 2.    Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Direct Transfer, LLC and QX Interactive, LLC.  Significant intercompany accounts and transactions are eliminated in consolidation.

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year to date period.   We recorded income tax expense of $137,000 and $47,388 during the three-month periods ended September 30, 2012 and 2011, respectively, and income tax expense of $123,500 and $60,012 during the nine-month periods ended September 30, 2012 and 2011, respectively.

Fair Value Measurements

As of September 30, 2012 and December 31, 2011, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

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

The Company recognized stock based compensation expense of $61,255 and $25,914 during the three-month periods ended September 30, 2012 and 2011, respectively.  The Company recognized stock based compensation expense of $327,858 and $69,505 during the nine-month periods ended September 30, 2012 and 2011, respectively.

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

Note 4:    Stockholders’ Equity

Preferred Stock

On March 26, 2012, the Company filed a Certificate of Amendment to the Certificate of Designation for the Series A and B Convertible Preferred Stock (the “Amendment”).  Under the terms of the Amendment, the Series A and Series B Designations were removed.  As a result, at September 30, 2012, the Company has 30,000,000 shares of Preferred Stock authorized, with no shares designated, issued, or outstanding.  On June 29, 2012, the shareholders of the Company approved a reduction in the par value of the Preferred Stock from $1.00 per share to $0.001 per share, which became effective on July 16, 2012.

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

On October 3, 2012, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.03 per share. The dividend is payable on November 2, 2012 to shareholders of record as of October 17, 2012.

The Company has recorded all payments of dividends as a reduction of additional paid in capital, as the company has an accumulated deficit through September 30, 2012.

Note 5:    Stock Options

Increase in number of shares authorized under the 2010 Equity Incentive Plan (the “Plan”)

On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the Plan from 220,416 to 420,416.This increase was ratified by the shareholders of the Company on June 29, 2012.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Issuance of stock options

The Company issued non-qualified stock options to purchase 10,000 shares of common stock to a consultant on January 1, 2012, which were vested immediately with an exercise price of $2.30 per share. The Company issued non-qualified stock options to purchase a total of 105,000 shares of common stock with an exercise price of $0.01 per share on January 20, 2012 to four former employees and consultants of SECCS.  The options will vest through December 31, 2012 upon the achievement of specified milestones related to the execution of annual contracts for XBRL services or revenue targets.  The Company issued incentive stock options to employees to purchase 31,000 shares of common stock on April 2, 2012 with an exercise price of $3.33 per share, and a vesting period of one year.  The Company also issued non-qualified stock options to purchase 5,000 shares of common stock to a consultant on July 1, 2012, which were vested immediately with an exercise price of $2.81 per share.

On July 6, 2012, the Company elected Andre Boisvert to its Board of Directors.  The Company granted Mr. Boisvert a non-qualified option to purchase 40,000 shares of common stock with an exercise price of $2.81 per share and a vesting period of four years.  Furthermore, in the event of a Change of Control (as such term is defined in the Plan) of the Company while Mr. Boisvert is a member of the Board of Directors, he will receive compensation equal to two percent of the amount of cash, equity, or combination thereof received by the Company as of the closing of the Change of Control.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01	105,000	9.31	0
$1.70	16,000	8.65	16,000
$1.87	3,000	8.65	3,000
$2.10	66,500	7.86	40,250
$2.30	15,000	9.23	15,000
$2.31	16,500	7.86	16,500
$2.81	45,000	5.32	7,500
$3.33	28,500	9.50	0
Total	295,500	8.26	98,250

Note 6:   Operations and Concentrations

For the three and nine-month periods ended September 30, 2012 and 2011, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2012	2011	2012	2011
Compliance and reporting services	64.4%	59.9%	57.8%	49.1%
Printing and financial communication	9.4%	15.4%	14.0%	16.7%
Fulfillment and distribution	11.2%	16.0%	14.0%	19.9%
Software licensing	4.0%	1.8%	4.7%	2.9%
Transfer agent services	11.0%	6.9%	9.5%	11.4%
Total	100.0%	100.0%	100.0%	100.0%

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

No customers accounted for more than 10% of the operating revenues during the three or nine-month periods ended September 30, 2012 or 2011.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at September 30, 2012 or December 31, 2011.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note  7:   Litigation

On June 24, 2011, Kinder Investments, LP (“Kinder”), a former holder of five shares of the Company’s Series A preferred stock, sued the Company, its current officers and directors, and it’s outside legal counsel, claiming the Company falsely forced the redemption of Kinder’s preferred stock without paying $1,075,000 in accumulated dividends and other amounts it believed was due.  The Company believed the claims were without merit and retained legal counsel and disputed the claims.  The Company settled the litigation on February 22, 2012 on favorable terms without admitting any liability.  The Company recorded litigation expense of $206,263 during the year ended December 31, 2011, of which $130,000 was recorded as an accrued liability at December 31, 2011. All amounts were paid during the first three months of fiscal 2012, and therefore there was no accrual as of September 30, 2012.

Note  8:   Line of Credit

On December 16, 2011, the Company renewed their working capital line of credit (the “Line of Credit”), and increased the amount available from $200,000 to $450,000.  The Line of Credit has an interest rate equal to the 30 day LIBOR rate plus 4.5%, and was therefore 4.72% at September 30, 2012.  The Line of Credit has a twelve month term, and automatically renews on the anniversary.  The company owed $255,000 on the line of credit as of September 30, 2012.  No amounts were owed on the line of credit at December 31, 2011.

Note  9:   Subsequent Events

None

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

 On January 4, 2012, the Company acquired the rights to all customer contracts, of SEC Compliance Services, Inc. (“SECCS”).  We purchased the rights to the customer contracts of New York Stock Transfer on May 10, 2012 and on September 5, 2012 the Company acquired the assets of Firelace, Inc. a cloud-based accounting platform operated under the name Merchants Mirror.

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

Disclosure Management System –

Our Disclosure Management System (DMS) is a business process outsourcing (BPO) model. Whereby we act under contract as a back-office extension of the corporate issuer’s management and board of directors. Our disclosure process aims to uniquely create efficiencies not previously possible in areas of normal regulatory business functions of the public markets, where we can clearly improve processes, streamline complexities, while reducing expenditures, generally associated with reporting and disclosure requirements.  Our disclosure management system is the only secure workflow technology available today that allows officers, directors and compliance professionals the ability to manage the entire back-office functions of their respective companies from one interface.

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

During the year we are continuing to leverage our post-sale fulfillment and iFUND platform to a broader base of clientele. This technology when combined with our Print-on-Demand (POD) production environment gives us a leg up on the competition in the literature fulfillment marketplace. Our technological advancements make our process more efficient and transparent to multiple parties and at the same time forms one interface. As regulations continue to change and companies opt to print fewer and fewer large run projects, we expect print on demand to be a greater portion of our print business; this would include summary prospectuses for our mutual fund and broker clients, custom notice & access cards for corporate issuers, reminder mailings, and short run production on a one to one or one to many delivery method.

We foresee continued success with our mutual fund and ETF clients as well as significant opportunities to service a broader base of larger corporate issuers in the coming years. Additionally, we continue to explore very strategic relationships’ with niche markets that service a segment of the marketplace in which we believe we can be a leader both short and long term.

Shareholder Communications

As part of our commitment to shareholder disclosure and improved corporate transparency, we continue to expand our core news wire services into a comprehensive shareholder communication system that assist not only our client’s investor relations departments but also market disseminators and financial portals.

During the three months ended September 30, 2012, we continued the transition of certain content from our former partnership, into our internally developed product set referred to as ‘Market Streams’. This development effort will result in longer term margin improvements in this segment and less reliance on third party providers. We intend to license portions of our data business to other providers and disseminators that are seeking a competitive replacement in the market.

Our offerings include a blend of proprietary Market Stream Cloud datasets (formally our datafeed technologies):

Stock Charting & Fundamentals – We deliver both real-time and delayed stock quotes, interactive charts and fundamental data for over 14,000 listed companies. Our interactive charts have embedded vitals such as corporate actions, news streams as well as other customizable alerts that are presented in the chart tip window. Our Market Stream is one of the only fundamental data sets that leverage XBRL as a source for specific corporate data.

Compliance Stream – Our compliance stream technology delivers SEC compliant Edgar filings to corporate issuers investor relations systems in a variety of formats. The steam provides an embedded XBRL viewer for financial analysis, and easy downloadable formats such as HTML, and PDF. It also offers a social share option for each filing, whereby users can share, copy, save and print official company filings right from the Market Stream.

News Stream – Our cloud-based news stream is more than just a system to serve press releases in real-time. It analyzes, stores and matches key fundamental data, about each company and delivers it back to corporate investor relations systems as well as to key industry professionals that wish to harness the power of our Profile+ system. Our network approach thinks beyond just news content and incorporates additional relevant mediums, such as blogs, analyst reports and social tagging and sharing systems.

Additionally, our shareholder communications business offers additional cloud-based product suites that provide both corporate issuer and market data distribution partners the ability to connect to our market data cloud to access virtually hundreds of customizable data sets for thousands of public companies, as well as the compliance driven modules of whistleblower, Profile+ and our e-Notify request system.

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

Our commitment to compliance and safeguarding of information goes beyond our SSAE 16 business process. We maintain our client’s books and records in the manner we would expect ours to be managed, and that second-to-none service has enabled us to sustain our valued clients, withstand regulatory change and competitiveness by other providers. Corporate issuers have the ability to take advantage of the following:

●	Issue, manage and monitor all corporate stock of the company online
●	Issue physical certificates, book entry as well as DWAC FAST electronic participation
●	Print on Demand Digital Certificate Library
●	Communicate with shareholders with the click of a mouse with e-Notify
●	Setup, monitor and direct an annual meeting and proxy vote
●	Warrant, escrow and rights offerings
●	Corporate re-org services including CUSIP, FINRA and state filing needs

Our Brands & Subsidiaries

●	Issuer Direct
●	Issuer Services
●	Direct Transfer (Wholly owned subsidiary – Direct Transfer, LLC.)
●	iTransfer (formally New York Stock Transfer)
●	iProxy Direct
●	iR Direct
●	XBRL Check
●	QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2012 and 2011

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2012	2011	2012	2011
Compliance and reporting services
Revenue	$782,287	$533,571	$1,804,806	$1,231,639
Gross Margin	$581,457	$337,200	$1,237,377	$769,903
Gross Margin %	74%	63%	69%	63%

Printing and financial communication
Revenue	$113,913	$137,374	$436,565	$418,319
Gross Margin	$79,160	$63,687	$268,712	$202,988
Gross Margin %	69%	46%	62%	49%

Fulfillment and distribution
Revenue	$136,634	$142,518	$438,293	$499,744
Gross Margin	$66,306	$71,116	$177,348	$237,578
Gross Margin %	49%	50%	40%	48%

Software licensing
Revenue	$48,328	$16,269	$145,344	$73,765
Gross Margin	$47,828	$14,944	$143,600	$70,572
Gross Margin %	99%	92%	99%	96%

Transfer agent services
Revenue	$134,349	$61,844	$295,536	$285,536
Gross Margin	$99,928	$25,272	$186,541	$179,394
Gross Margin %	74%	41%	63%	63%

Total
Revenue	$1,215,511	$891,576	$3,120,544	$2,509,003
Gross Margin	$874,679	$512,219	$2,013,578	$1,460,435
Gross Margin %	72%	58%	65%	58%

Revenues

Total revenue increased by $323,935, or 36%, to $1,215,511 during the three-month period ended September 30, 2012, as compared to $891,576 during the same period of fiscal 2011. Total revenue increased by $611,541, or 24%, to $3,120,544 during the nine-month period ended September 30, 2012, as compared to $2,509,003 during the same period of fiscal 2011.  The overall increases in revenue during the three and nine-month periods ended September 30, 2012 as compared to the same periods of fiscal 2011 are primarily attributable to increases in revenue from compliance and reporting services of $248,716 and $573,167, respectively.

Compliance and reporting service revenue increased $248,716, or 47%, during the three-month period ended September 30, 2012, as compared to the same period in fiscal 2011. Compliance and reporting services revenue increased by $573,167, or 47% during the nine-month period ended September 30, 2012. These increases are primarily attributable to two factors.  First, most of our clients are smaller reporting companies. Therefore under the SEC’s three-year mandate for companies to begin filing quarterly and annual reports in XBRL, most of our clients were first required to file for periods ended after June 15, 2011. Therefore, we had very little revenue from XBRL services prior to the second quarter of 2011.  Secondly, effective for all periods ended after June 15, 2012, smaller reporting companies were required to add detail footnote tagging to their quarterly and annual filings. This has led to significant revenue opportunities for us, as we have been able to significantly increase the amount of revenue per filing.  In addition to these two factors, we have also significantly increased the number of clients for whom we perform XBRL services, both organically and through the acquisition of customers from SEC Compliance Services, Inc. in January 2012. As most of our clients are now under annual contracts, we anticipate that revenue from XBRL services will be more recurring in nature in the future, and we intend to continue to increase revenue from these services through new client acquisition.

Printing and financial communication revenue decreased $23,461 during the three-month period ended September 30, 2012 as compared to the same period in fiscal 2011, and increased $18,246 during the nine-month period ended September 30, 2012 as compared to the same period in fiscal 2011. Revenue from printing, particularly from our iFUND platform, tends to be somewhat project oriented, and will therefore fluctuate from period to period based on the timing of projects. We will continue to focus on obtaining more recurring revenues, particularly from our Print-On-Demand services.

Fulfillment and distribution revenue decreased by $5,884 and $61,541, respectively, during the three and nine-month periods ended September 30, 2012 as compared to the same period in fiscal 2011.  Similar to revenue from printing services, fulfillment and distribution revenue tends to be somewhat project oriented, and will therefore fluctuate from period to period based on the timing of projects.

Software licensing revenues increased by $32,059 and $71,579, respectively, during the three and nine-month periods ended September 30, 2012 as compared to the same period in fiscal 2011 as we performed more proxy services through our iProxyDirect software in fiscal 2012. The timing of proxy services requested from our clients can be difficult to predict, and therefore revenue from this source can fluctuate significantly between quarters.

Transfer agent revenue increased by $72,505 and $10,000, respectively, during the three and nine-month periods ended September 30, 2012, primarily due to the purchase of the clients of New York Stock Transfer in May 2012, and due to an increased number of corporate action engagements in the third quarter of 2012. Historically, corporate action services are tied to a transaction that results in a project-based engagement, therefore the timing and predictability of this type of revenue becomes difficult to forecast. We do anticipate that corporate actions will be a continuing source of revenue in the future.

No customers accounted for more than 10% of the operating revenues during the three or nine-month periods ended September 30, 2012 or September 30, 2011.

Cost of Revenues and Gross Margin

Cost of revenues consist primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues decreased slightly by $38,525, or 10%, in the three-month period ended September 30, 2012 as compared to the same period in fiscal 2011.  Gross margins for the three-month period ended September 30, 2012 improved to 72% of revenue as compared to 58% of revenue in the same period of fiscal 2011.

We achieved margins of 74% from our compliance and regulatory services during the three-month period ended September 30, 2012 as compared to 63% in the same period of fiscal 2011, primarily due to our XBRL service offerings. Although pricing pressures in the market are accelerating quicker than we anticipated, we have been able to significantly improve our margins from our XBRL services as we have gained significant operational efficiencies over the past year as we become more experienced in performing these services.

We achieved margins of 69% from our printing and financial communications services during the three-month period ended September 30, 2012 as compared to 46% in the same period of fiscal 2011, as we continue to shift to higher margin projects from our iFUND and Print-on-Demand services.

Gross margins from our fulfillment and distribution services decreased slightly to 49% during the three-month period ended September 30, 2012 as compared to 50% in the same period of fiscal 2011.

Gross margins from our software licensing increased to 99% during the three-month period ended September 30, 2012 as compared to 92% in the same period of fiscal 2011, primarily due to higher revenue in fiscal 2012.

Gross margins from our transfer agent services increased to 74% during the three-month period ended September 30, 2012 as compared to 41% in the same period of fiscal 2011.  The increase in margin is primarily due to the increase in revenue previously discussed, as cost for our transfer agent department consist largely of fixed costs.

Cost of revenues increased by $58,398, or 6%, in the nine-month period ended September 30, 2012 as compared to the same period in fiscal 2011.  However, overall gross margins increased by $553,142, or 38%, to $2,013,578 during the nine-month period ended September 30, 2012 as compared to $1,460,435 in the same period of fiscal 2011.  Gross margins for the nine-month period ended September 30, 2012 increased to 65% of revenue compared to 58% of revenue during the same period of fiscal 2011.

Furthermore, we achieved margins of 69% from our compliance and regulatory services during the nine-month period ended September 30, 2012 as compared to 63% in the same period of fiscal 2011, primarily due to our XBRL service offerings.  Although pricing pressures in the market are accelerating quicker than we anticipated, we have been able to significantly improve our margins from our XBRL services as we have gained significant operational efficiencies over the past year as we become more experienced in performing these services.

We achieved margins of 62% from our printing and financial communications services during the nine-month period ended September 30, 2012 as compared to 49% in the same period of fiscal 2011, as we have shifted to higher margin projects from our iFUND and Print-on-Demand services.

Gross margins from our fulfillment and distribution services decreased to 40% during the nine-month period ended September 30, 2012 as compared to 48% in the same period of fiscal 2011, as a lower portion of our revenue was earned from news distribution services which typically achieve relatively high margins.

Gross margins from software licensing remained relatively high, and were 99% and 96% during the nine-month periods ended September 30, 2012 and 2011, respectively.

Gross margins from our transfer agent services were 63% for both the nine-month periods ended September 30, 2012 and 2011.

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

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $41,903 and $219,248, respectively, during the three and nine-month periods ended September 30, 2012 as compared to the same periods in fiscal 2011.  The increase in the three-month period ended September 30, 2012 is primarily due to an increase in personnel related expenses of $88,382. The increase during the nine-month period ended September 30, 2012 is primarily due to an increase in personnel related expenses of $243,672.

The increase in personnel related expenses is largely due to increases in stock based compensation of $42,793 and $157,835, respectively, during the three and nine month periods ended September 30, 2012 as compared to the same periods of fiscal 2011. During the first and third quarters of fiscal 2012, we issued stock options to a consultant for investor relation services that were immediately vested. During the second quarter of fiscal 2012, we issued grants for a total of 95,000 restricted shares of the Company’s common stock to its executive officers and certain other employees. 20,000 of these shares were vested immediately, resulting in an immediate expense. The remainder of the increase is primarily due to merit increases, and the hiring of key information technology resources.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three and nine-month periods ended September 30, 2012 increased by $68,447 and $356,002, respectively, as compared to the same periods of fiscal 2011.

The increase in sales and marketing expense is almost entirely attributable to the hiring of five former employees and consultants of SEC Compliance Services, Inc. (“SECCS”) in January 2012, including our Vice President of Sales.  Salaries and consulting fees increased $73,177 and $240,777, respectively, during the three and nine-month periods ended September 30, 2012 as compared to the same periods of fiscal 2011 primarily due to the hiring of these five individuals, along with higher commissions based on higher sales. Furthermore, we issued options to purchase our common stock to certain former employees and consultants of SECCS which vest upon the achievement of milestones related to executing annual contracts for XBRL services or revenue thresholds. As a result, stock based compensation within sales and marketing expense increased $92,697, during the nine-month period ended September 30, 2012 as compared to the same periods in fiscal 2011.   The investments we have made in our sales and marketing efforts have led to significant revenue growth in fiscal 2012 as previously discussed, and we do not anticipate any significant increases in our sales and marketing expenses to support our current business model.

Depreciation and Amortization

Depreciation and amortization expenses during the three-month period September 30, 2012 increased to $35,523 as compared to $14,900 during the same period of fiscal 2011. Depreciation and amortization expenses during the nine-month period ended September 30, 2012 increased to $104,020 as compared to $39,900 during the same period of fiscal 2011. We acquired certain assets, primarily the rights to all customer contracts, of SECCS on January 4, 2012. We are amortizing the purchase price of $425,000 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2012.

Interest Income, Net

Net interest income (expense) of ($678) and $1,687 during the three-month periods ended September 30, 2012 and 2011, respectively, and $3,348 and $6,547 during the nine-month periods ended September 30, 2012 and 2011, respectively, consisted primarily of finance charges to customers with past due balances that we are reasonably assured that we will collect, and were offset by interest payable on our outstanding line of credit in fiscal 2012.

Income tax benefit

We recorded income tax expense of $137,000 and $47,388, respectively, during the three-month periods ended September 30, 2012 and 2011 based on our effective tax rate on the profits for the periods. We recorded income tax expense of $123,500 and $60,012, respectively, during the nine-month periods ended September 30, 2012 and 2011 based on our effective tax rate on the profits for the periods.

Net Income

Net income for the three-month period ended September 30, 2012 increased to $213,591 as compared to $71,081 in the same period of fiscal 2011. The increase in net income is primarily due to increases in revenue and gross margin as previously discussed, offset by increases in operating expenses and income tax expense.

Net income for the nine-month period ended September 30, 2012 decreased to $192,603 as compared to $345,517 in the same period of fiscal 2011.  Although we had higher revenues and gross margin in nine-month period ended September 30, 2012 as compared to the same periods in fiscal 2011 as discussed above, we realized lower income due to the increases in general and administrative and sales and marketing expenses discussed above. As previously discussed, much of the increases were due to stock based compensation and amortization expenses as opposed to cash expenses. We recorded stock based compensation of $327,858 during the nine month period ended September 30, 2012, and depreciation and amortization expenses of $104,020 during the nine month period ended September 30, 2012. However, the investments that we have made in our sales and marketing efforts have lead to revenue growth in 2012, particularly with our XBRL offerings.

Liquidity and Capital Resources

As of September 30, 2012, we had $1,099,088 in cash and cash equivalents and $565,157 net accounts receivable. Current liabilities at September 30, 2012, totaled $453,059, including our line of credit, accounts payable, deferred revenue, accrued payroll liabilities, and accrued expenses. At September 30, 2012, our current assets exceeded our current liabilities by $1,304,584.

During the nine months ended September 30, 2012, we borrowed $275,000 under a working capital line of credit to purchase customer contracts from SECCS, and have repaid $20,000, leaving a balance of $255,000. We have $195,000 of credit remaining available to us under this line of credit.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to continue paying dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.  The Company believes it has sufficient cash to fund its operations for the next twelve months.  However, should we need to raise additional capital, either for business expansion reasons and / or to meet certain debt obligations, the Company may opt to issue additional equity securities.

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

Our vision is to be a market leader of disclosure management solutions for compliance professionals, by providing a true single sourced model for issuers and the capital markets.

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

For the remaining part of fiscal 2012, we will continue to focus on expanding our existing customer relationships as well as acquiring new customers. With our acquisition of the customers of SEC Compliance Services, Inc. in January 2012, we increased the number of corporate issuers for whom we perform services to over 600. Therefore, we anticipate that our revenues will increase in 2012 as compared to 2011. In addition to increasing our client base, we expect to see growth in our XBRL revenue as we enter into new annual contracts with issuers that include detail footnote tagging.  As a result, we achieved growth in our XBRL revenue in the third quarter of 2012, and anticipate similar revenue in the fourth quarter of 2012. We also expect to achieve an overall increase in revenue from our other service offerings.

However, consistent with our results for the three and nine month periods ended September 30, 2012, we are experiencing increases in our operating expenses to support the customers acquired from SEC Compliance Services. We believe that our unique offerings yield a competitive advantage in the marketplace even though we operate in a competitive sector. We anticipate further consolidation in the marketplace of financial printers and suppliers in 2012 and beyond, which may result in pricing pressures; however, we believe our unique combination of business offerings will provide us the opportunity to increase our overall market share. We will continue to evaluate strategic partnerships and / or acquisitions as opportunities arise.

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

ISSUER DIRECT CORPORATION

Date: November 1, 2012	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

	By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer