Form 10-K
period 2012-12-31
ISSUER DIRECT CORP
filed 2013-02-28
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————————————
FORM 10-K
——————————————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2012

——————————————
ISSUER DIRECT CORPORATION
(Name of small business issuer in its charter)
——————————————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

500 Perimeter Park Drive, Suite D, Morrisville, NC  27560
 (Address of Principal Executive Office) (Zip Code)

(919) 481-4000
(Registrant’s telephone number, including area code)
——————————————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001
(Title of Class)
——————————————

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

Large accelerated filer     ☐   Accelerated filer     ☐   Non-accelerated filer     ☐    Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's second fiscal quarter, was approximately $5,443,894 based on the closing price reported on such date of the registrant's common stock.

As of February 28, 2013, the number of outstanding shares of the registrant's common stock was 1,937,329.

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

Business

The Company strives to be a market leader and innovator of disclosure management solutions and cloud–based compliance technologies. With a focus on corporate issuers and mutual funds, the Company alleviates the complexity of maintaining compliance with its integrated portfolio of products and services that enhance companies' ability to efficiently produce and distribute their financial and business communications both online and in print.

We work with a diverse client base in the financial services industry, including brokerage firms, banks, mutual funds, corporate issuers, shareholders and professional firms such as accountants and the legal community. For example, corporate issuers utilize our cloud-based technologies and services from document creation all the way to dissemination to regulatory bodies and shareholders. With this example, we generate revenue from all of our services during the lifecycle.

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

Revenue Sources

The Company’s core businesses operate within the financial compliance sector, including but not limited to financial reporting, print and production, proxy tabulation and solicitation as well as the safeguarding of shareholder records through traditional transfer agent services. These services are designed to offer issuers a comprehensive set of solutions for complying and communicating their messages to their audiences.  Our offerings are classified into four areas of corporate focus: (1) Disclosure Reporting, (2) Shareholder Communications, (3) Proxy Services, and (4) Direct Transfer. These four core business streams comprise our Disclosure Management System.

Disclosure Management System –

Our Disclosure Management System is a business process outsourcing (BPO) model whereby we act under contract as a back-office extension of the corporate issuer’s management and board of directors. Our unique disclosure process aims to create efficiencies not previously possible in areas of normal regulatory business functions of the public markets, where we can clearly improve processes, streamline complexities, while reducing expenditures, generally associated with reporting and disclosure requirements.  Our disclosure management system is the only secure workflow technology available today that allows officers, directors and compliance professionals the ability to manage the entire back-office functions of their respective companies from one interface.

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

We market our interactive reporting directly under the brand Issuer Direct and to our resellers under the brand Issuer Services and QX Interactive. Our strategy has not changed; we continue to focus on increasing our core disclosure business from both the corporate issuer directly as well as the filing agent community both in XBRL and EDGAR filings.

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

During 2012, we continued to leverage our post-sale fulfillment and iFUND platform to a broader base of clientele. This technology when combined with our Print-on-Demand (POD) production environment gives us an advantage on the competition in the literature fulfillment marketplace. Our technological advancements make our process more efficient and transparent to multiple parties and at the same time forms one interface. As regulations continue to change and companies opt to print fewer and fewer large run projects, we expect print on demand to be a greater portion of our print business; this would include summary prospectuses for our mutual fund and broker clients, custom notice & access cards for corporate issuers, reminder mailings, and short run production on a one to one or one to many delivery method.

Shareholder Communications

As part of our commitment to shareholder disclosure and improved corporate transparency, we continue to expand our core news wire services into a comprehensive shareholder communication system that assist not only our client’s investor relations departments but also market disseminators and financial portals.

During the year ended December 31, 2012, we completed the transition of certain content from our former partnership, into our internally developed product set referred to as ‘Market Streams’. This development effort will result in longer term margin improvements in this segment and less reliance on third party providers. We intend to license portions of our data business and API’s to other providers and disseminators that are seeking a competitive replacement in the market.

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

Compliance Stream – Our compliance stream technology delivers SEC compliant EDGAR filings to corporate issuers’ investor relations systems in a variety of formats. The steam provides an embedded XBRL viewer for financial analysis, and easy downloadable formats such as HTML, and PDF. It also offers a social share option for each filing, whereby users can share, copy, save and print official company filings right from the Market Stream.

News Stream – Our cloud-based news stream is more than just a system to serve press releases in real-time. It analyzes, stores and matches key fundamental data, about each company and delivers it back to corporate investor relations personnel as well as to key industry professionals that wish to harness the power of our Profile+ system. Our network approach thinks beyond just news content and incorporates additional relevant mediums, such as blogs, analyst reports and social tagging and sharing systems.

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

Our commitment to compliance and safeguarding of information goes beyond our SSAE 16 business process. We maintain our client’s books and records in the manner we would expect ours to be managed, and that second-to-none service has enabled us to sustain our valued clients, withstand regulatory change and competitiveness by other providers. Corporate issuers have the ability to take advantage of the following:

●	Issue, manage and monitor all corporate stock of the company online
●	Issue physical certificates, book entry as well as DWAC FAST electronic participation
●	Print on Demand Digital Certificate Library
●	Communicate with shareholders with the click of a mouse with e-Notify
●	Setup, monitor and direct an annual meeting and proxy vote
●	Warrant, escrow and rights offerings
●	Corporate re-org services including CUSIP, FINRA and state filing needs

Our Brands & Subsidiaries

●	Issuer Direct
●	Issuer Services
●	Direct Transfer (Wholly owned subsidiary – Direct Transfer, LLC.)
●	iTransfer (formally New York Stock Transfer)
●	iProxyDirect
●	iRDirect
●	XBRL Check
●	QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)

Our Strategy

Our strategy incorporates a blend of organic growth fostered by the selective pursuit of winning operational and financial strategies along with prudent acquisitions of systems and technologies that dovetail our corporate key strengths and initiatives. As the market continues to intensify for the solutions we offer, it is evident that issuers are seeking a single sourced, less complex way of reporting, maintaining compliance and communicating with their shareholders.

The premise of our disclosure management system is to provide a comprehensive set of services that comprise an end-to-end solution, enabling us to be the service provider of choice to the public markets..

Our sales organization is focused not only on increasing the number of clients we serve, but also on increasing revenue per client by increasing the number of services each client utilizes. During fiscal 2013, we plan to further commercialize our open architecture cloud-based disclosure management system to both corporate issuers and the reseller community.

We also will continue to develop game changing  technologies that will differentiate us in the market. We have become known as a leading single source provider of disclosure management solutions for public companies. Our commitment to quality, scalability and accuracy will continue in each new solution we bring to market. We intend on evaluating complimentary verticals and systems that can dovetail uniquely and seamlessly into our current platforms.

Marketing and Sales

During 2012, we refined our organization, and we believe certain product service add-ons can be maintained and fostered by a newly created team we call our Issuer Services Group, which is dedicated to directly maintaining the client relationship while seeking to expand offerings and identify opportunities. We plan to continue to foster this services group approach for the foreseeable future as we believe this method of delivery will reduce overall delivery costs and drive higher customer satisfaction.

During fiscal 2013 we will continue to work on building our brand identities. Specifically, Direct Transfer (our transfer agency), iFund Direct (our mutual fund regulatory portal fulfillment system), iProxy Direct (our proprietary proxy voting platform) and our new iR Direct system (our shareholder communications platform). These leading solutions depend upon our proprietary technologies and software that generally derives higher than average gross margins and over the long term will make up a good portion of revenue from each and every corporate issuer and fund we serve. Additionally we intend to see an increase in the services offerings related to financial reporting, specifically from XBRL related services.

We also work in partnership with other filing agents, transfer agents and virtual CFOs to provide services to their target clients under agreements and white label services.

Our technology premise continues to foster developments in our workflow solutions. Authorized users of a corporate issuer or mutual fund/administrator can do the following with our workflow portal:

●	Create, monitor and approve regulatory filings

●	Create, edit and collaborate on XBRL filings with XBRL Check

●	File LIVE ownership documents and other popular EDGAR forms

●	Monitor proxy/annual meeting votes in real-time

●	Create, manage and distribute news and other corporate information to markets and holders

●	Manage and communicate with shareholders

●	Monitor share activity and issue stock certificates

●	Manage more than one corporate issuer or fund family at the same time

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

Industry Overview

The business services industry as it relates to compliance and reporting is highly fragmented, with hundreds of independent service companies that provide a full range of financial reporting, document management services and with a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. During 2012 we continued to spend a considerable amount of time growing several new service offerings beyond our traditional compliance reporting and transaction services business. These new offerings will afford the Company the ability to even out our revenue seasonality and provide a new baseline of reoccurring annualized revenues, which are recognized on a quarterly basis.

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

The largest financial printers in general gear their operations towards the largest publicly traded companies in the market whereas we believe we have a greater ability to provide a complete solution to a broader audience in the medium and smaller-cap public markets.

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

Customers

As of December 31, 2012, our customers include a wide variety of issuers, mutual funds, law firms, brokerage firms, banks, individuals, and other institutions. We did not have any customers during the year ended December 31, 2012 that accounted for more than 10% of our revenue.

Cyclical, Seasonal and Other Factors Affecting our Business

A greater portion of our printing, distribution and solicitation of proxy materials business segments continue to be processed during our second fiscal quarter (calendar quarter). This is because the majority of our clients have a December 31 year-end and they are required to hold their respective annual meetings within 120 days from their fiscal year-end. Therefore, the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we will continue to grow our other revenue streams since they are linked to predictable periodic activity that is cyclical in nature.

Employees

As of December 31, 2012, we employed twenty-four full-time and two part-time employees as compared to twenty-two full-time employees and two part-time employees at December 31, 2011, none of which are represented by a union. In January 2012, we hired five former employees of SECCS in San Leandro, California.  As of the date herein, our employees work between our corporate office in North Carolina, or in our California Operations.

Facilities

Our headquarters are located in Morrisville, North Carolina. We occupy 16,059 square feet of office space pursuant to a six-year lease, and we believe we have sufficient space to sustain our growth through 2016. Additionally, we maintain a sale presence in California.

Insurances

We maintain both a general business liability policy and an errors and omissions policy in excess of $5,000,000 specific to our industry and operations. We believe that our insurance policy provides adequate coverage for all reasonable risks associated with operating our business. During fiscal 2012, we also obtained a Directors and Officers insurance policy which is standard for our industry and size.

Regulations

The securities and financial services industries generally are subject to regulation in the United States and elsewhere. Regulatory policies in the United States and the rest of the world are tasked with safeguarding the integrity of the securities and financial markets with protecting the interests of both issuers and shareholders.

In the United States, issuers (public companies) are subject to regulation under both federal and state laws, which often require public information and notification filings. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, or FINRA, formally known as NASD, and NYSE market regulations, various stock exchanges, and other self-regulatory organizations (“SRO”).

We operate our filing agent business and transfer agent business under the direct supervision and regulations of The SEC.

Our transfer agency business, Direct Transfer is subject to certain regulations, which are governed, without limitation by the SEC, with respect to registration with the SEC, annual reporting, examination, internal controls, tax reporting, escheatment services. Our transfer agency is approved to handle the securities of NYSE/AMX, NASDAQ and the Over the Counter listed securities.

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

We do not have long-term service agreements for all of our revenue streams, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and lead to adverse movements in the price of our common stock.

Although we have started entering into long-term contracts for our XBRL services, during 2012, a significant portion of our revenues were still derived from individual projects rather than long-term service agreements. Therefore, we cannot assure you that a client will engage us for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. As a result, our financial results may fluctuate from quarter to quarter based on the timing and scope of the engagement with our clients which could, in turn, lead to adverse movements in the price of our common stock or increased volatility in our stock price generally.

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

We must adapt to rapid changes in technology and client requirements to remain competitive.

The market and demand for our products and services, to a varying extent, have been characterized by:

●	technological change including cloud based offerings;

●	frequent product and service introductions; and

●	evolving client requirements

We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to:

●	enhance our existing products and services that leverage advancements in technology, including cloud based technologies;

●	successfully develop new products and services that meet increasing client requirements; and

●	gain market acceptance.

To achieve these goals, we will need to continue to make substantial investments in sales and marketing. We may not:

●	have sufficient resources to make these investments;

●	be successful in developing product and service enhancements or new products and services on a timely basis, if at all; or

●	be able to market successfully these enhancements and new products once developed.

Further, our products and services may be rendered obsolete or uncompetitive by new industry standards or changing technology.

Fluctuations in the costs of paper, and other raw materials may adversely impact us.

Our business is subject to risks associated with the cost and availability of paper, ink, other raw materials, and energy. Increases in the costs of these items may increase our costs, and we may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact our customers’ demand for printing and related services. A severe paper or multi-market energy shortage could have an adverse effect upon many of our operations. Our business strategy in 2013 will be to monitor trends in the market and make advance purchases of such raw materials as paper in quantities greater than our traditional just-in-time needs. By doing so, we believe we will be able to stabilize overall margins in our print segments due to pricing pressures and competitiveness.

Our business could be harmed if we do not successfully manage the integration of businesses that we may acquire.

As part of our continued business strategy, we will continue to evaluate and acquire as practical other businesses that complement our core capabilities. The benefits of an acquisition may often take considerable time to develop and may not be realized. Acquisitions involve a number of risks, including:

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

Although we achieved positive cash flow in both fiscal 2012 and fiscal 2011, as of December 31, 2012 we have an accumulated deficit of $226,159.  We expect to continue to generate positive cash flow during 2013 and further decrease our accumulated deficit. However should we acquire new businesses through acquisition there can be no assurances we will achieve similar positive cash flows, and even if we do, we may not be able to sustain.

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

An investment in the shares involves a high degree of risk. An investment in shares of our common stock is suitable only for investors who can bear a loss of their entire investment.  We began paying dividends in 2012, but there can be no assurances that dividends will continue to be paid or even if they will be distributed quarterly, yearly or in the form of cash or stock.

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

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   MINE SAFETY DISCOLSURES

None.

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

	High	Low
Fiscal 2012
Quarter Ended March 31, 2012	$3.33	$1.80
Quarter Ended June 30, 2012	4.05	2.76
Quarter Ended September 30, 2012	3.00	2.60
Quarter Ended December 31, 2012	3.74	2.80
Fiscal 2011
Quarter Ended March 31, 2011	$3.40	$2.20
Quarter Ended June 30, 2011	2.60	1.30
Quarter Ended September 30, 2011	3.00	1.60
Quarter Ended December 31, 2011	3.00	1.00

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

Holders of Record

As of December 31, 2012, there were approximately 166 registered holders of record of our common stock and 1,937,329 shares outstanding.

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

There were no common stock repurchases in 2012.  Common stock repurchases under our authorized plan in 2011 were as follows:

Period	Total Number of Shares Repurchased and Retired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value that May Yet Be Purchased Under the Plan

Year ended December 31, 2011	16,356	$2.23	16,356	$0

Dividends

Prior to December 31, 2011, we had never paid cash dividends on our common stock.  During the year ended December 31, 2012, we paid dividends totaling $270,590, or $0.14 per share.  There can be no assurances that dividends will be continue to be paid or even if they will be distributed quarterly, yearly or in the form of cash or stock. The following table shows dividends that were declared and paid during the year ended December 31, 2012:

	Dividend Announcement Date	Dividend Pay Date	Dividend Declared
First Quarter	April 4, 2012	May 3, 2012	$0.03
Second Quarter	July 9, 2012	August 3, 2012	$0.03
Third Quarter	October 3, 2012	November 2, 2012	$0.03
Fourth Quarter	December 3, 2012	December 27, 2012	$0.05

ITEM 6.  SELECT FINANCIAL DATA

Summary of Operations for the periods ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Statement of Operations
Revenue	$4,305,566	$3,228,099
Cost of revenues	1,501,158	1,391,967
Gross profit	2,804,408	1,836,132
Operating costs	2,247,275	1,587,767
Operating income	557,133	248,365
Interest income (expense), net	(401)	12,711
Income tax expense	(251,000)	(21,800)
Net income	$305,732	$239,276

Concentrations:

For the years ended December 31, 2012 and December 31, 2011, we generated revenues from the following revenue streams as a percentage of total revenue:

	2012	2011
Revenue Streams
Compliance and reporting services	58.8%	50.6%
Printing and financial communication	13.0%	16.6%
Fulfillment and distribution	12.9%	19.8%
Software licensing	4.4%	2.7%
Transfer agent services	10.9%	10.3%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase or decrease for the years ended December 31, 2012 and December 31, 2011:

	Year ended December 31,
	2012	2011	% change
Revenue Streams
Compliance and reporting services	$2,530,127	$1,632,889	54.9%
Print and financial communications	561,802	536,912	4.6%
Fulfillment and distribution	554,957	639,578	(13.2)%
Software licensing	189,245	86,389	119.1%
Transfer agent services	469,435	332,331	41.3%
Total	$4,305,566	$3,228,099	33.4%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

           Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of this report. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-K are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

2012 Overview

For the year ended December 31, 2012, total revenue increased 33% to $4,305,566 from $3,228,099 in fiscal 2011. The overall increase in revenue during fiscal 2012 is primarily due to an increase in revenue from compliance and reporting services of $897,238, and revenues from transfer agent services of $137,104.  The increase in revenues from compliance and reporting services is primarily due to two factors. First, most of our clients are smaller reporting companies. Therefore under the SEC’s three-year mandate for companies to begin filing quarterly and annual reports in XBRL, most of our clients were first required to file for periods ended after June 15, 2011. Therefore, we had very little revenue from XBRL services prior to the second quarter of 2011.  Secondly, effective for all periods ended after June 15, 2012, smaller reporting companies were required to add detail footnote tagging to their quarterly and annual filings. This has led to significant revenue opportunities for us, as we have been able to significantly increase the amount of revenue per filing.  In addition to these two factors, we have also significantly increased the number of clients for whom we perform XBRL services, both organically and through the acquisition of customers from SECCS in January 2012. The increase in transfer agent revenue is primarily due to the purchase of the clients of New York Stock Transfer in May 2012, and due to an increased number of corporate action engagements in fiscal 2012.

For the year ended December 31, 2012, operating expenses increased to $2,247,275 as compared to $1,587,767 in fiscal 2011.  The increase in operating expenses in fiscal 2012 as compared to fiscal 2011 are primarily related to increased personnel expenses including stock based compensation and direct salary expenses as we have hired former employees of SECCS in order to increase our sales and marketing efforts, we have expanded our operations in our corporate offices in order to support the growth in our business, and we have issued stock options and restricted stock to both existing and new employees.

Our net income before taxes in fiscal 2012 increased to $556,732 compared to $261,076 in fiscal 2011. In fiscal 2011, we were able to utilize our remaining net operating loss carryforwards, and after reversing our valuation allowance, we recorded income tax expense of only $21,800.  However, in 2012 we had no such net operating loss carryforwards, and therefore our income tax expense increased to $251,000.  Therefore, net income was $305,732 in fiscal 2012 as compared to $239,276 in fiscal 2011.

In fiscal 2013, we anticipate that XBRL services will continue account for a significant portion of our growth, but we will also strive to achieve growth from our other revenue streams.  We plan  to focus on both organic growth and consider acquisitions of complementary businesses that fit our business.

Results of Operations

Comparison of results of operations for the years ended December 31, 2012 and 2011

	Year ended
	December 31,
Revenue Streams	2012	2011
Compliance and reporting services
Revenue	$2,530,127	$1,632,889
Gross margin	$1,762,510	$998,716
Gross margin %	70%	61%

Printing and financial communication
Revenue	561,802	536,912
Gross margin	305,149	245,578
Gross margin %	54%	46%

Fulfillment and distribution
Revenue	554,957	639,578
Gross margin	229,880	318,236
Gross margin %	42%	50%

Software licensing
Revenue	189,245	86,389
Gross margin	187,097	82,810
Gross margin %	99%	96%

Transfer agent services
Revenue	469,435	332,331
Gross margin	319,772	190,792
Gross margin %	68%	57%

Total
Revenue	$4,305,566	$3,228,099
Gross margin	$2,804,408	$1,836,132
Gross margin %	65%	57%

Revenues

Total revenue increased by $1,077,467, or 33%, to $4,305,566 during the year ended December 31, 2012, as compared to $3,228,099 in fiscal 2011.  The overall increase in revenue during fiscal 2012 as compared to fiscal 2011 is primarily attributable to an increase in revenue from compliance and reporting services of $897,238, and an increase in revenue from transfer agent services of $137,104.

Compliance and reporting service revenue increased $897,238, or 55%, during the year ended December 31, 2012 as compared to fiscal 2011.  The increase is primarily attributable to two factors.  First, most of our clients are smaller reporting companies. Therefore under the SEC’s three-year mandate for companies to begin filing quarterly and annual reports in XBRL, most of our clients were first required to file for periods ended after June 15, 2011. Therefore, we had very little revenue from XBRL services prior to the second quarter of 2011.  Secondly, effective for all periods ended after June 15, 2012, smaller reporting companies were required to add detail footnote tagging to their quarterly and annual filings. This has led to significant revenue opportunities for us, as we have been able to significantly increase the amount of revenue per filing.  In addition to these two factors, we have also significantly increased the number of clients for whom we perform XBRL services, both organically and through the acquisition of customers from SEC Compliance Services, Inc. in January 2012. As most of our clients are now under annual contracts, we anticipate that revenue from XBRL services will be more recurring in nature in the future, and we intend to continue to increase revenue from these services through new client acquisition.

Printing and financial communication revenue increased $24,890 during the year ended December 31, 2012 as compared to  fiscal 2011. Revenue from printing, particularly from our iFUND platform, tends to be somewhat project oriented, and will therefore fluctuate from period to period based on the timing of projects. We will continue to focus on obtaining more recurring revenues, particularly from our Print-On-Demand services.

Fulfillment and distribution revenue decreased by $84,621 during the year ended December 31, 2012 as compared to fiscal 2011.  Similar to revenue from printing services, fulfillment and distribution revenue tends to be somewhat project oriented, and will therefore fluctuate from period to period based on the timing of projects.

Software licensing revenues increased by $102,856 during the year ended December 31, 2012 as compared to fiscal 2011, as we performed more proxy services through our iProxyDirect software in fiscal 2012. The timing of proxy services requested from our clients can be difficult to predict, and therefore revenue from this source can fluctuate significantly between quarters.

Transfer agent revenue increased by $137,104 during the year ended December 31, 2012 as compared to the same period of fiscal 2011, primarily due to the purchase of the clients of New York Stock Transfer in May 2012, and due to an increased number of corporate action engagements in the 2012. Historically, corporate action services are tied to a transaction that results in a project-based engagement, therefore the timing and predictability of this type of revenue becomes difficult to forecast.

2012 Revenue Backlog

At December 31, 2012, we have recorded deferred revenue of $112,906 that we expect to recognize throughout 2013. The majority of the deferred revenues recorded are being carried forward from 2012, which is a direct result of our reseller relationships with the issuer services cloud-based system. Some resellers prepay for their XBRL services for an entire year resulting in deferred revenue, whereas most of our issuers pay quarterly.

Cost of Services

Cost of revenues consist primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues increased by $109,191, or 8%, during the year ended December 31, 2012 as compared to fiscal 2011. However, overall gross margins increased by $968,276, or 52%, to $2,804,408 during fiscal 2012 as compared to fiscal 2011. Gross margins for the year ended December 31, 2012 increased to 65% of revenue compared to 57% of revenue during fiscal 2011.

Furthermore, we achieved margins of 70% from our compliance and regulatory services during the year ended December 31, 2012 as compared to 61% in fiscal 2011, primarily due to our XBRL service offerings.  Although pricing pressures in the market are accelerating quicker than we anticipated, we have been able to significantly improve our margins from our XBRL services as we have gained significant operational efficiencies over the past year as we become more experienced in performing these services.

We achieved margins of 54% from our printing and financial communications services during the year ended December 31, 2012 as compared to 46% in fiscal 2011, as we have shifted to higher margin projects from our iFUND and Print-on-Demand services.

Gross margins from our fulfillment and distribution services decreased to 42% during the year ended December 31, 2012 as compared to 50% in fiscal 2011, as a lower portion of our revenue was earned from news distribution services which typically achieve relatively high margins.

Gross margins from software licensing remained relatively high, and were 99% and 96% during the years ended December, 2012 and 2011, respectively.

Gross margins from our transfer agent services increased to 68% during the year ended December 31, 2012 as compared to 57% in fiscal 2011.  The increase in margin is primarily due to the increase in revenue previously discussed, as cost for our transfer agent department consist largely of fixed costs.

Costs related to compliance and reporting services are related principally to direct labor costs and third party vendor costs.

Costs related to printing and financial communications services and fulfillment services fluctuate periodically as the cost of the services, labor, and materials fluctuate, and can also vary significantly based on the variables of any one project. We strive to maintain reasonable margins for these services, but market demands, and inventory levels play a significant impact in our overall ability to attract new business.

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

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $344,007 during the year ended December 31, 2012 as compared to fiscal 2011. The increase during fiscal 2012 is primarily due to an increase in personnel related expenses of $309,684.

The increase in personnel related expenses is largely due to increases in stock based compensation of $187,545 during fiscal 2012 as compared to fiscal 2011. During fiscal 2012, we issued stock options to a consultant for investor relation services that were immediately vested. During the second quarter of fiscal 2012, we issued grants for a total of 95,000 restricted shares of the Company’s common stock to its executive officers and certain other employees. 20,000 of these shares were vested immediately, resulting in an immediate expense. The remainder of the increase is primarily due to merit increases, and the hiring of key information technology resources.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the year ended December 31, 2012 increased by $438,119 as compared to fiscal 2011.

The increase in sales and marketing expense is almost entirely attributable to the hiring of five former employees and consultants of SEC Compliance Services, Inc. (“SECCS”) in January 2012, including our Vice President of Sales.  Salaries and consulting fees increased $293,205 during the year ended December 31, 2012 as compared to fiscal 2011 primarily due to the hiring of these five individuals, along with higher commissions based on higher sales. Furthermore, we issued options to purchase our common stock to certain former employees and consultants of SECCS which vest upon the achievement of milestones related to executing annual contracts for XBRL services or revenue thresholds. As a result, stock based compensation within sales and marketing expense increased $111,348, during the year ended December 31, 2012 as compared to fiscal 2011.   The investments we have made in our sales and marketing efforts led to significant revenue growth in fiscal 2012 as previously discussed, and we do not anticipate any significant increases in our sales and marketing expenses to support our current business model.

Litigation Expenses

Litigation expenses of $206,263 were incurred during the year ended December 31, 2011 to defend the Company against a dispute with a former shareholder.  This dispute has been fully resolved as of the date of this filing, and all related expenses were accrued at December 31, 2011.  Therefore, there were no expenses related to this matter in 2012.

Depreciation and Amortization

Depreciation and amortization expenses during the year ended December 31, 2012 increased to $138,349 as compared to $54,704 during fiscal 2011. We acquired certain assets, primarily the rights to all customer contracts, of SECCS on January 4, 2012. We are amortizing the purchase price of $425,000 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2012.

Interest Income, Net

Net interest income (expense) of ($401) and $12,711 during the years ended December 31, 2012 and 2011, respectively, consisted primarily of finance charges to customers with past due balances that we are reasonably assured that we will collect, and were offset by interest payable on our outstanding line of credit in fiscal 2012.

Income Taxes

During the year ended December 31, 2011, we were able to utilize our remaining net operating loss carryforwards, and after reversing our valuation allowance, we recorded income tax expense of only $21,800.  However, in 2012 we had no such net operating loss carryforwards, and our income tax expense increased to $251,000.  Furthermore, we experienced significant timing differences with our taxable income largely due to stock compensation, which we anticipate recovering in future years to offset future taxable income.

Net Income

Net income for the year ended December 31, 2012 increased to $305,732 as compared to $239,276 in fiscal 2011.  The increase in net income is primarily due to increases in revenue and gross margin as previously discussed, offset by increases in operating expenses and income tax expense.

Liquidity and Capital Resources

As of December 31, 2012, we had $1,250,643 in cash and cash equivalents and $544,684 net accounts receivable. Current liabilities at December 31, 2012, totaled $589,545, including our line of credit, accounts payable, deferred revenue, income taxes payable, accrued payroll liabilities, and other accrued expenses. At December 31, 2012, our current assets exceeded our current liabilities by $1,293,492.

During the year ended December 31, 2012, we borrowed $275,000 under a working capital line of credit to purchase customer contracts from SECCS. As of December 31, 2012 we have repaid $125,000, leaving a balance owed of $150,000. We have $350,000 of credit remaining available to us under this line of credit.

We manage our cash flow carefully, with the intent to meet our obligations from cash generated from operations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to continue paying dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.  The Company believes it has sufficient cash to fund its operations for the next twelve months.  However, should we need to raise additional capital, either for business expansion reasons and / or to meet certain debt obligations, the Company may opt to issue additional equity securities.

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

The Company strives to be a market leader and innovator of disclosure management solutions and cloud–based compliance technologies. With a focus on corporate issuers and mutual funds, the Company alleviates the complexity of maintaining compliance with its integrated portfolio of products and services that enhance companies' ability to efficiently produce and distribute their financial and business communications both online and in print.

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

We work with a diverse client base in the financial services industry, including brokerage firms, banks, mutual funds, corporate issuers, shareholders and professional firms such as accountants and the legal community. For example, corporate issuers utilize our cloud-based technologies and services from document creation all the way to dissemination to regulatory bodies and shareholders. With this example, we generate revenue from all of our services during the lifecycle.

We continue to focus on both the organic growth of our revenue streams as well as evaluating potential acquisitions that could complement our core business operations and accelerate our overall mission of providing a complete solution for all corporate issuers.

Critical Accounting Policies and Estimates

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Direct Transfer LLC, and QX Interactive LLC.  Significant intercompany accounts and transactions are eliminated in consolidation.

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

Income Taxes

We comply with the authoritative guidance for accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position.

Impairment of Long-lived Assets

In accordance with the authoritative guidance for accounting for long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. Such ash flow estimates are highly subjective.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.   Goodwill is tested for impairment annually or whenever events indicate that the asset may be impaired.

Fair Value Measurements

As of December 31, 2012 and 2011, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, and accounts payable approximate their carrying amounts.

Stock-based compensation

We account for stock-based compensation under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that we estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. Included in the determination of the fair value under the option model are highly subjective assumptions regarding expected dividend yields, prior volatility, risk free rates of interest, and the expected life of options. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption, only if excess tax benefits exist.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU No. No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. The amendments in this ASU are effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $1,250,643 and $862,386 at December 31, 2012 and 2011, respectively. We held no marketable securities as of December 31, 2012 or 2011.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity equity/deficit and cash flows for the two years ended December 31, 2012, and 2011, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2012 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers

At December 31, 2012, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
Brian R. Balbirnie	41	Chairman of the Board, Chief Executive Officer
Wesley Pollard	42	Chief Financial Officer, Director
Andre Boisvert	59	Director

Brian R. Balbirnie – Chairman, Chief Executive Officer

Mr. Balbirnie is the Chairman of the Board and Chief Executive Officer. Mr. Balbirnie established Issuer Direct in 2006 with a vision of creating a technology driven back-office compliance platform that would reduce costs as well as increase the efficiencies of the most complex tasks, today the company calls it the Disclosure Management System (DMS). Brian is responsible for the strategic leadership of the company and oversees day-to-day operations. Under Mr. Balbirnie’s direction, the Company has grown to serve over 1,000 public companies since 2006. Mr. Balbirnie is an entrepreneur with more than 20 years of experience in emerging industries. Prior to Issuer Direct, Mr. Balbirnie was the founder and managing partner of Catapult Company, a compliance and consulting practice focused on the Sarbanes Oxley Act. Mr. Balbirnie also has served in ‘C’ level capacities for various companies both public and private. Prior to and with Catapult, Mr. Balbirnie also advised several companies on their public market strategies, Merger & Acquisitions as well as their financial reporting requirements.

Wesley Pollard – Chief Financial Officer, Director

Mr. Pollard has served as the Chief Financial Officer of the Company since December 2009.  Mr. Pollard also provides consulting services to entrepreneurial companies through his consulting firm, iFinancial LLC. Prior to joining the Company, Mr. Pollard was employed by Digital Lifestyle Outfitters (“DLO”) from July 2006 through May 2009. DLO was acquired by Philips Electronics in mid 2007; Mr. Pollard served as Vice President of Finance prior to the acquisition, and Head of Finance following the acquisition.  Prior to DLO, Mr. Pollard served as International Controller for Tekelec, Inc. from June 2005 to June 2006 and Director of Finance for BioStratum, Inc from June 2001 through June 2005.  Mr. Pollard also assisted Home Director from June 2000 to June 2001 as the Corporate Controller.  From December 1999 to June 2000, Mr. Pollard served as the Director of SEC and Financial reporting for BuildNet, Inc. Mr. Pollard also spent five years at PricewaterhouseCoopers, LLP. Mr. Pollard is a Certified Public Accountant and holds his Master of Accounting from the University of North Carolina at Chapel Hill.

Andre Boisvert – Director

Mr. Boisvert joined the Board of Directors of Issuer Direct Corporation in July 2012.   Mr. Boisvert is a long-time leader in the Business Intelligence arena with over 25 years of executive experience with enterprise software giants such as Oracle (NASDAQ: ORCL) and SAS Institute Inc.. He has also held senior management positions at Cognos (NASDAQ: COGN), IBM (NYSE: IBM) and Sagent (now part of Group 1 Software, NASDAQ: GSOF).  At Cary, NC-based SAS Institute Inc., Mr. Boisvert was president and chief operating officer. While at Oracle, he was senior vice president of Worldwide Marketing and served as a member of Oracle’s Worldwide Management Committee. Mr. Boisvert has also held senior executive positions in sales, marketing and Research & Development at IBM, where he was a 13-year veteran.  Mr. Boisvert is currently on the board of directors of several enterprise software companies, Palamida Corporation  Infobright Inc., Webtrends Corporation, Emailvision Inc., , Riverlogic Corportaion, Zend Technologies Inc., Transera Communications Corporation and  Clario Analytics Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal years 2012 and 2011 by our Directors, principal executive officer, and principal financial officer (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year (Dec 31st)	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards $ (1)	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Brian R. Balbirnie	2012	$106,997	$5,000	$66,600	$—	$—	$—	$—	$178,597
Chairman	2011	98,311	900	—	—	—	—	—	99,211
Chief Executive Officer

Wesley Pollard	2012	84,000	3,000	66,600	—	—	—	—	153,600
Director, Chief Financial Officer	2011	84,000	900	—	—	—	—	—	84,900

Andre Boisvert	2012	12,000			98,400				110,400
Director

Lori Jones (2)	2012	—	—	—	—	—	—	—	—
Former Director, Former Chief Financial Officer	2011	—	—	—	—	—	—	—	—

1
The amounts shown in these columns reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the stock awards and option awards granted to our named executive officers during 2012 and 2011. The assumptions made in determining the fair values of our stock awards and option awards are set forth in Notes 6 and 7 to our 2012 Consolidated Financial Statements included in this Form 10-K.

2	Mr. Jones resigned as a member of the Board of Directors on February 27, 2012.

Compensation of Directors

During the year ending December 31, 2011, we did not pay cash or equity compensation to our non-employee directors.   During the year ended December 31, 2012, the Company paid Andre Boisvert cash compensation of $12,000, and also issued Mr. Boisvert an option to purchase 40,000 shares of common stock with an exercise price of $2.81, with quarterly vesting in sixteen equal installments.  In the event of a Change of Control of the Company while Mr. Boisvert is a member of the Board of Directors, he will also receive compensation equal to two percent of the amount of cash, equity, or combination thereof received by the Company as of the closing of the Change of Control.  At December 31, 2012 and 2011, there were no other arrangements, “standard” or otherwise, pursuant to which any director of the Company was compensated for any service he or she provided as a director, including, without limitation, any additional amounts payable to any director for committee participation or special assignments.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2012, Mr. Balbirnie and Mr. Pollard each held 12,500 shares of restricted stock, which will vest in equal quarterly installments through April 2, 2014.  The following table contains information concerning unexercised stock options that for the Named Executive Officers as of December 31, 2012:

Name	Number of Securities Underlying Unexercised Options (Exercisable) #	Number of Securities Underlying Unexercised Options (Unexercisable) #	Option Exercise Price ($)	Option Expiration Date
Brian R. Balbirnie	7,500	7,500	$2.31	08/09/2015
Wesley Pollard	28,596	22,500	$2.10	08/09/2015
Andre Boisvert	5,000	35,000	$2.81	07/06/2017

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of February 28, 2013, by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o Issuer Direct Corporation, 500 Perimeter Park Drive, Suite D, Morrisville, NC  27560.

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

Name of Beneficial Owner, Director, and Named Executive Officers	Number of Shares	Percent of Class
Directors and Named Executive Officers
Brian R. Balbirnie – Chief Executive Officer (a)	635,762	31.42%
Wesley Pollard – Chief Financial Officer (a)	99,250	4.91%
Andre Boisvert – Director (a)	7,500	0.37%
All Directors and Executive Officers as a group (5 persons)	742,512	36.70%

Other 5% Stockholders
James Michael (b)	291,250	14.40%
Chancellor Capital Fund, LP	137,057	6.77%
Globis Capital Partners, LP	109,472	5.41%
———————

(a) Includes options to purchase 15,000, 41,250, and 7,500 shares of commons stock held by Mr. Balbirnie, Mr. Pollard, and Mr. Boisvert, respectively that will vest on or before April 28, 2013.

(b) Includes options to purchase 4,500 shares of common stock held by Mr. Michael that will vest on or before April 28, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)           Audit Fees.

Audit fees billed by Cherry Bekaert LLP for the audit of our financial statements included in our Annual Report on Form 10K for the fiscal year ended December 31, 2011, and for review of the financial statements included in our Quarterly Reports on Form 10Q for the periods ended March 31, 2012, June 30, 2012, and September 30, 2012 filed with the SEC for last year totaled $40,000.

(b)           Audit-Related Fees.

None

(c)           Tax Fees.

Tax fees billed by Cherry Bekaert LLP during the year ended December 31, 2012 totaled $4,500.

(d)           All Other Fees.

Fees billed by Cherry Bekaert LLP during the year ended December 31, 2012 consulting services primarily related to acquisitions totaled $8,250.

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

ISSUER DIRECT CORPORATION

Date: February 28, 2013.	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie Chairman of the Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February 2013.

Signature	Date	Title

/s/ BRIAN R. BALBIRNIE	February 28, 2013	Chief Executive Officer and Chairman of the Board of Directors
Brian R. Balbirnie		and Director (Principal Executive Officer)

/s/ WESLEY POLLARD	February 28, 2013	Chief Financial Officer and Director
Wesley Pollard		(Principal Accounting Officer)

/s/ ANDRE BOISVERT	February 28, 2013	Director
Andre Boisvert

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Issuer Direct Corporation
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
February 28, 2013

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,250,643	$862,386
Accounts receivable (net of allowance for doubtful accounts of $117,030 and $125,987, respectively)	544,684	361,191
Deferred project costs	-	76,106
Deferred income tax asset – current	49,000	135,000
Other current assets	38,710	35,093
Total current assets	1,883,037	1,469,776
Furniture, equipment and improvements, net	55,611	66,611
Deferred income tax asset – noncurrent	159,000	64,000
Other long-term assets	12,069	22,074
Intangible assets (net of accumulated amortization of $187,666 and $79,166, respectively)	431,529	109,029
Total assets	$2,541,246	$1,731,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,886	$103,566
Accrued expenses	37,347	39,324
Income taxes payable	226,406	-
Accrued litigation	-	130,000
Deferred revenue	112,906	177,708
Line of credit	150,000	-
Total current liabilities	589,545	450,598
Other long-term liabilities	105,554	69,287
Total liabilities	695,099	519,885
Commitments and contingencies (see Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 1,937,329 and 1,752,175 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1,937	1,752
Additional paid-in capital	2,070,369	1,741,744
Accumulated deficit	(226,159)	(531,891)
Total stockholders' equity	1,846,147	1,211,605
Total liabilities and stockholders’ equity	$2,541,246	$1,731,490

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011

Revenues	$4,305,566	$3,228,099
Cost of services	1,501,158	1,391,967
Gross profit	2,804,408	1,836,132
Operating costs and expenses:
General and administrative	1,309,166	965,159
Sales and marketing	799,760	361,641
Litigation	-	206,263
Depreciation and amortization	138,349	54,704
Total operating costs and expenses	2,247,275	1,587,767
Operating income	557,133	248,365
Interest income (expense), net	(401)	12,711
Net income before taxes	556,732	261,076
Income tax expense	(251,000)	(21,800)
Net income	$305,732	$239,276
Income per share – basic	$0.16	$0.14
Income per share – diluted	$0.15	$0.14
Weighted average number of common shares outstanding – basic	1,902,921	1,757,329
Weighted average number of common shares outstanding – diluted	1,978,617	1,770,078

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	1,768,531	$1,769	$1,677,128	$(771,167)	$907,730
Repurchase and retirement of treasury shares	(16,356)	(17)	(36,528)	—	(36,545)
Stock-based compensation expense	—	—	101,144	—	101,144
Net income	—	—	—	239,276	239,276
Balance at December 31, 2011	1,752,175	1,752	1,741,744	(531,891)	1,211,605
Issuance of shares for acquisition of customer list from SEC Compliance Services, Inc. (“SECCS”)	70,000	70	139,930	—	140,000
Stock-based compensation expense	95,000	95	415,780	—	415,875
Exercise of stock options, net of tax	20,154	20	43,505	—	43,525
Dividends			(270,590)		(270,590)
Net income	—	—	—	305,732	305,732
Balance at December 31, 2012	1,937,329	$1,937	$2,070,369	$(226,159)	$1,846,147

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$305,732	$239,276
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	65,327	121,949
Depreciation and amortization	138,349	54,704
Deferred income taxes	(9,000)	21,800
Excess tax benefit from share based compensation	(11,000)	-
Stock-based expenses	415,875	101,144
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(248,820)	(307,804)
Decrease (increase) in deferred project costs and other assets	72,494	(101,116)
Increase (decrease) in accounts payable	(40,680)	37,996
Increase (decrease) in deferred revenue	(64,802)	126,326
Increase (decrease) in accrued expenses	130,696	183,883
Net cash provided by operating activities	754,171	478,158

Cash flows from investing activities
Purchase of intangible assets	(281,000)	(40,000)
Purchase of furniture, equipment, and improvements	(18,849)	(43,940)
Net cash used by investing activities	(299,849)	(83,940)

Cash flows from financing activities
Repurchase of common stock	-	(36,545)
Proceeds from exercise of stock options, net of taxes	43,525	-
Payment of dividend	(270,590)	-
Excess tax benefit from share based compensation	11,000	-
Advance from line of credit	275,000	-
Repayment on line of credit	(125,000)	-
Net cash used by financing activities	(66,065)	(36,545)

Net change in cash	388,257	357,673
Cash – beginning	862,386	504,713
Cash – ending	$1,250,643	$862,386

Supplemental disclosures:
Cash paid for interest	$12,034	$28
Cash paid for income taxes	$22,594	$—

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 1:	Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation.The surviving company was formed for the purposes of helping companies produce and distribute their financial and business communications both online and in print. As an issuer services focused company, Issuer Direct Corporation operates under several brands in the market, including Direct Transfer, New York Stock Transfer, iProxy Direct, iFund Direct, iR Direct, QX Interactive, and Issuer Services Group. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client's ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

Note 2:	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Direct Transfer LLC, and QX Interactive LLC.  Significant intercompany accounts and transactions are eliminated in consolidation.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2012 for certain qualifying and participating non-interest bearing transaction accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2012, the Company had $458,372 which exceeds these insured amounts.

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

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Asset Category	Depreciation / Amortization Period
Furniture, fixtures and equipment	3 to 5 years
Computer equipment and purchased software	3 years
Machinery and equipment	3 to 5 years
Leasehold Improvements	Lesser of 7 years or the lease term

Earnings per Share

We calculate earnings per share in accordance with the authoritative guidance for earnings per share, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares, such as convertible preferred stock, outstanding during the period.  Shares issuable upon the exercise of stock options totaling 323,500 and 130,000, respectively, were included in the computation of diluted earnings per common share during the years ended December 31, 2012, and 2011.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on client account balances, and a reserve based on our historical experience.  The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$125,987	$56,024
Bad Debt Expense	65,327	121,949
Write-offs	(74,284)	(51,986)
Ending Balance	$117,030	$125,987

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

Income Taxes

We comply with the authoritative guidance for accounting for income taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

Impairment of Long-lived Assets

In accordance with the authoritative guidance for accounting for long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.   Goodwill is tested for impairment annually or whenever events indicate that the asset may be impaired.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Fair Value Measurements

As of December 31, 2012 and 2011, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, and accounts payable approximate their carrying amounts.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU No. No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. The amendments in this ASU are effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3:	Furniture, Equipment, and Improvements

	December 31,
	2012	2011
Computers & equipment	$97,482	$83,708
Furniture	27,479	25,978
Leasehold improvements	25,358	21,783
Total fixed assets, gross	150,319	131,469
Less: Accumulated depreciation	(94,708)	(64,858)
Total fixed assets, net	$55,611	$66,611

Depreciation expense for the years ended December 31, 2012 and 2011 totaled $29,850 and $30,704, respectively.

Note 4:	Goodwill and Other Intangible Assets

The components of goodwill and intangible assets are as follows:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$500,000	$(128,333)	$371,667
Customer relationships-noncontractual	25,000	(25,000)	-
Proprietary software	51,000	(34,333)	16,667
Goodwill	43,195	—	43,195
Total intangible assets	$619,195	$(187,666)	$431,529

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$70,000	$(31,666)	$38,334
Customer relationships-noncontractual	25,000	(22,500)	2,500
Proprietary software	50,000	(25,000)	25,000
Goodwill	43,195	—	43,195
Total intangible assets	$188,195	$(79,166)	$109,029

Goodwill

At December 31, 2012 and 2011, our recorded goodwill totaled $43,195, which was solely related to our acquisition of Basset Press in July 2007.   We conducted our 2012 annual impairment analysis during the third quarter of 2012 and determined that our goodwill was not impaired.

Intangible Assets

In July 2007, as part of the Basset Press acquisition, we acquired $105,000 of identifiable intangible assets including $30,000 for customer lists, $25,000 for non-contractual customer relationships, and $50,000 for proprietary software or intellectual property.  These assets have been amortized over their useful lives of five or six years.  In June 2011, we acquired the rights to the customers of Edgar Tech Filing Services for $40,000. This asset has been recorded as a customer list and is being amortized over an estimated useful life of five years.  The Company acquired rights to all customer contracts of privately held SEC Compliance Services, Inc. (“SECCS”) on January 4, 2012.  The purchase price of $425,000 consisted of cash proceeds of $285,000 and 70,000 shares of common stock with a value of $140,000 based on the Company’s stock price of $2.00 per share on the close of business on January 4, 2012. The Company borrowed $275,000 from its line of credit to finance the transaction. The Company is amortizing the purchase price of $425,000 over its estimated useful life of five years.

We conducted our annual impairment analyses during the third quarters of 2012 and 2011 and determined that no intangible assets were impaired.

The amortization of intangible assets is a charge to operating expenses and totaled $108,500 and $24,000 in the years ended 2012 and 2011, respectively.

The future amortization of the identifiable intangible assets is as follows:

Years Ending December 31:
2013	$102,333
2014	102,334
2015	94,000
2016	89,333
2017	334
Total	$388,334

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 5:	Line of Credit

On November 5, 2012, the Company renewed their working capital line of credit (the “Line of Credit”), and increased the amount available from $450,000 to $500,000.  The Line of Credit has an interest rate equal to the 30 day LIBOR rate plus 4.5%, and therefore was 6.6% at December 31, 2012.  The Line of Credit has a twelve month term and is renewable annually.  No amounts were outstanding on the Line of Credit as of December 31, 2011.  During the year ended December 31, 2012, the Company borrowed $275,000 under the Line of Credit as part of the purchase of the customer list from SECCS, and repaid $125,000 during the year.  Therefore, the amount owed on the Line of Credit as of December 31, 2012 was $150,000.

Note 6:	Preferred stock and common stock

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

On March 26, 2012, the Company filed a Certificate of Amendment to the Certificate of Designation for the Series A and B Convertible Preferred Stock (the “Amendment”).  Under the terms of the Amendment, the Series A and Series B Designations were removed.  As a result, at December 31, 2012, the Company has 30,000,000 shares of Preferred Stock authorized, with no shares designated, issued, or outstanding.  On June 29, 2012, the shareholders of the Company approved a reduction in the par value of the Preferred Stock from $1.00 per share to $0.001 per share, which became effective on July 16, 2012.

The Company paid cash dividends of $270,590 to holders of shares of common stock during the year ended December 31, 2012.  No dividends were paid during the year ended December 31, 2011.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

During years ended December 31, 2012 and 2011, changes in the shares of our common stock outstanding are as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
Balance at beginning of year	1,752,175	1,768,531
Repurchase and retirement of shares (1)	—	(16,356)
Issuance of common stock for services (2)	95,000	—
Issuance of shares for acquisition of customer list from SECCS (3)	70,000	—
Shares issued upon exercise of stock options	20,154	—
Balance at end of year	1,937,329	1,752,175

1.	Repurchase and retirement of treasury shares:

Year ended December 31, 2011

●	During the year ended December 2011, the Company purchased a total of 16,356 shares from shareholders in both private transactions and in the open market for proceeds of $36,545.

2.	Shares issued for services for services:

Year ended December 31, 2012

●
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

3.	Issuance of shares for acquisition of customer list of SECCS.

Year ending December 31, 2012

●
As discussed in Note 4, the Company issued 70,000 shares of common stock with a value of $140,000 to the former shareholders of SECCS on January 4, 2012 as part of the consideration given for the purchase of assets obtained from SECCS.

Note 7:	Employee Stock Options

On August 9, 2010, the shareholders of the Company approved the 2010 Equity Incentive Plan (the “Plan”).  Under the terms of the Plan, 150,000 shares of the Company’s common stock are authorized for the issuance of stock options and restricted stock.  The Plan also provides for an automatic annual increase in the number of authorized shares of common stock issuable beginning in fiscal 2011 equal to the lesser of (a) 2% of shares outstanding on the last day of the immediate preceding fiscal year, (b) 50,000 shares, or (c) such lesser number of shares as the Company’s board of directors shall determine, provided, however, in no event shall the maximum number of shares that may be issued under the Plan pursuant to stock awards be greater than 15% of the aggregate shares outstanding on the last day of the immediately preceding fiscal year.  With the automatic increases, there were 220,416 shares of common stock on January 1, 2012.  On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the Plan from 220,416 to 420,416.This increase was ratified by the shareholders of the Company on June 29, 2012.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The following is a summary of stock options issued during the year ended December 31, 2012 and 2011:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2010	100,000	$2.10 - $2.32	$2.13	$16,700
Options granted	30,000	$1.70 - $2.30	$1.82	$13,240
Options forfeited	(2,500)	$1.70 - $2.10	$1.78	$1,175
Balance at December 31, 2011	127,500	$1.70 - $2.32	$2.07	$24,590
Options granted	196,000	$0.01 - $3.33	$1.37	$370,750
Options exercised	(25,154)	$1.70 - $2.10	$2.04	$35,661
Options expired or cancelled	(70,000)	$0.01	$0.01	$226,800
Options forfeited	(7,750)	$1.70 - $3.33	$2.45	$6,438
Balance at December 31, 2012	220,596	$0.01 - $3.33	$2.09	$257,835

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2012 and 2011 of  $3.25 and $2.25, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2012 and 2011.   As of December 31, 2012, there was $147,922 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2014.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01	35,000	9.05	35,000
$1.70	15,000	8.40	15,000
$1.87	3,000	8.40	3,000
$2.10	57,596	7.61	35,096
$2.30	15,000	8.97	15,000
$2.31	16,500	7.61	16,500
$2.81	45,000	5.06	10,000
$3.00	5,000	9.75	5,000
$3.33	28,500	9.25	0
Total	220,596	7.74	134,596

Of the 220,596 stock options outstanding, 151,596 are non-qualified stock options.  All of the options have been registered with the SEC.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The fair value of common stock options issued during the year ended December 31, 2012 and 2011 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Year ended December 31, 2012	Year ended December 31, 2011
Expected dividend yield	0%	0%
Expected stock price volatility	131%	157%
Weighted-average risk-free interest rate	0.98%	1.81%
Weighted-average expected life of options (in years)	5.5	5.4

During the year ended December 31, 2012 and 2011, we recorded expense of $246,134 and $101,144, respectively, related to these stock options.

Note 8:	Commitments and Contingencies

Office Lease

In August 2010, we signed a six year and two month lease for 16,059 square feet for our corporate headquarters in Morrisville, NC.  At our option, we may terminate the lease anytime after October 31, 2014 in exchange for an early termination fee of $135,000.  If we do not terminate the lease early, our required minimum lease payments are as follows:

Year Ended December 31:
2013	137,589
2014	141,428
2015	144,411
2016	123,336
Thereafter	—
Total	$546,764

Rental expenses associated with our office leases totaled $155,822 and $153,585 for the years ended December 31, 2012 and 2011, respectively.

Litigation

On June 24, 2011, Kinder Investments, LP (“Kinder”), a former holder of five shares of the Company’s Series A preferred stock, sued the Company, its current officers and directors, and it’s outside legal counsel, claiming the Company falsely forced the redemption of Kinder’s preferred stock without paying $1,075,000 in accumulated dividends and other amounts it believed was due.  The Company believed the claims were without merit and retained legal counsel and disputed the claims.  The Company settled the litigation on February 22, 2012 on favorable terms without admitting any liability.  The Company recorded litigation expense of $206,263 during the year ended December 31, 2011, of which $130,000 was recorded as an accrued liability at December 31, 2011. All amounts were paid during the first three months of fiscal 2012, and therefore there was no accrual as of December 31, 2012.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 9:	Concentrations

For the years ended December 31, 2012 and December 31, 2011, we generated revenues from the following revenue streams as a percentage of total revenue:

	2012		2011
	Amount	Percentage	Amount	Percentage
Revenue Streams
Compliance and reporting services	$2,530,127	58.8%	$1,632,889	50.6%
Printing and financial communication	561,802	13.0%	536,912	16.6%
Fulfillment and distribution	554,957	12.9%	639,578	19.8%
Software licensing	189,245	4.4%	86,389	2.7%
Transfer agent services	469,435	10.9%	332,331	10.3%
Total	$4,305,566	100.0%	$3,228,099	100.0%

We did not have any customers during the years ended December 31, 2012 or 2011 that accounted for more than 10% of our revenue. We did not have any customers that comprised more than 10% of our total accounts receivable balances at December 31, 2012 or 2011.

We believe we do not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 10:	Income Taxes

At December 31, 2011, we had a Federal net operating loss carry forward of approximately $6,000 which was fully utilized in the year end December 31, 2012.

The provision (benefit) for income taxes consisted of the following components for the years ended December 31:

	2012	2011
Current:
Federal	$221,000	$—
State	39,000	—
Total Current	260,000	—
Deferred:
Federal	(8,000)	105,000
State	(1,000)	19,000
Total Deferred	(9,000)	124,000
Valuation Allowance	—	(102,200)
Total provision (benefit) for income taxes	$251,000	$21,800

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2012	2011
Federal statutory tax rate	34.0%	34.0%
State tax rate	6.0%	6.0%
Permanent difference	5.6%	7.1%
Other	(0.5)%	0.4%
	45.1%	47.5%
Change in valuation allowance	-	(39.1%)
Total	45.1%	(8.4%)

Components of net deferred income tax assets, including a valuation allowance, are as follows at December 31:

	2012	2011
Current:
Net operating loss carryforward	$—	$2,000
Deferred revenue	45,000	71,000
Allowance for doubtful accounts	47,000	50,000
Charitable contributions	—	4,000
Accrued litigation expenses	—	52,000
Stock Options	(28,000)	—
Prepaid Expenses	(15,000)	(44,000
Total current deferred income tax assets	49,000	135,000

Noncurrent:
Stock options	135,000	29,000
Basis difference in intangible assets	46,000	56,000
Basis difference in fixed assets	(22,000)	(21,000)
Total noncurrent deferred income tax assets	159,000	64,000

Total net deferred income tax assets	$208,000	$199,000

The company had no valuation allowance for deferred tax assets as of December 31, 2012 or 2011. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

The Company has reviewed its tax positions and has determined that it has no significant uncertain positions as of December 31, 2012 or 2011.