Form 10-Q
period 2013-03-31
ISSUER DIRECT CORP
filed 2013-05-06
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 1,947,259 shares of common stock were issued and outstanding as of May 6, 2013.

TABLE OF CONTENTS

Signatures	21

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Ex-101.Ins	XBRL Instance Document
Ex-101.Sch	XBRL Taxonomy Extention Schema
Ex-101.Cal	XBRL Taxonomy Extention Calculation Linkbase
Ex-101.Def	XBRL Taxonomy Extention Definition Linkbase
Ex-101.Lab	XBRL Taxonomy Extention Label Linkbase
Ex-101.Pre	XBRL Taxonomy Extention Presentation Linkbase

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,257,862	$1,250,643
Accounts receivable, (net of allowance for doubtful accounts of $149,703 and $117,030, respectively)	745,654	544,684
Deferred income tax asset – current	49,000	49,000
Other current assets	24,561	38,710
Total current assets	2,077,077	1,883,037
Furniture, equipment and improvements, net	75,093	55,611
Deferred income tax – noncurrent	159,000	159,000
Intangible assets (net of accumulated amortization of $214,500 and $187,666, respectively)	404,696	431,529
Other noncurrent assets	12,069	12,069
Total assets	$2,727,935	$2,541,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,390	$62,886
Accrued expenses	99,148	37,347
Income taxes payable	124,592	226,406
Deferred revenue	90,688	112,906
Line of credit	75,000	150,000
Total current liabilities	499,818	589,545
Other long term liabilities	100,099	105,554
Total liabilities	599,917	695,099

Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012.	-	-
Common stock $.001 par value, 100,000,000 shares authorized, 1,947,259 and 1,937,329 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	1,947	1,937
Additional paid-in capital	2,136,692	2,070,369
Accumulated deficit	(10,621)	(226,159)
Total stockholders' equity	2,128,018	1,846,147
Total liabilities and stockholders’ equity	$2,727,935	$2,541,246

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31 2013	March 31, 2012

Revenues	$1,411,228	$796,594
Cost of services	398,890	356,694
Gross profit	1,012,338	439,900
Operating costs and expenses:
General and administrative	408,601	289,296
Sales and marketing expenses	201,017	212,544
Depreciation and amortization	34,935	36,068
Total operating costs and expenses	644,553	537,908
Operating income (loss)	367,785	(98,008)
Interest income (expense), net	(247)	3,572
Net income (loss) before taxes	367,538	(94,436)
Income tax (expense) benefit	(152,000)	37,500
Net income (loss)	$215,538	$(56,936)
Income (loss) per share – basic and fully diluted	$0.11	$(0.03)
Weighted average number of common shares outstanding – basic	1,942,635	1,819,098
Weighted average number of common shares outstanding – fully diluted	2,013,749	1,819,098

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$215,538	$(56,936)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,935	36,068
Bad debt expense	40,776	8,201
Deferred income taxes	-	(37,500)
Stock-based expense	66,269	81,910
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(241,746)	(49,960)
Decrease (increase) in deposits and prepaids	14,149	36,285
Increase (decrease) in accounts payable	47,504	2,847
Increase (decrease) in accrued expenses	(22,218)	(98,088)
Increase (decrease) in deferred revenue	(45,468)	(30,976)
Net cash provided by (used in) used in operating activities	109,739	(108,149)

Cash flows from investing activities:
Purchase of property and equipment	(27,584)	(2,218)
Acquisition of intangible assets	-	(275,000)
Net cash used in investing activities	(27,584)	(277,218)

Cash flows from financing activities:
Proceeds from exercise of stock options	64	-
Advance from line of credit	-	275,000
Repayment of line of credit	(75,000)	-
Net cash provided by (used in) financing activities	(74,936)	275,000

Net change in cash	7,219	(110,367)
Cash – beginning	1,250,643	862,386
Cash – ending	$1,257,862	$752,019

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$1,779	$2,587
Cash paid for income taxes	$253,814	$-
Non-cash activities:
Common stock issued for acquisition of customer list	$-	$140,000

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of March 31, 2013 and statements of operations and cash flows for the periods ended March 31, 2013 and 2012 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the “Company’s”) 2012 audited financial statements filed on Form 10-K.

Note 2.	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Direct Transfer LLC and QX Interactive LLC.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted shares for the three months ended March 31, 2012 excludes the effect of 237,750 shares of common stock issuable upon the exercise of outstanding stock options agreements because the impact is anti-dilutive.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the valuation of goodwill and intangible assets, deferred tax assets, and stock based compensation.  Actual results could differ from those estimates.

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year-to-date period.  We recognized an income tax benefit of $37,500 during the three-month period ended March 31, 2012 that we expected to realize based on projected future profitability, and we recognized income tax expense of  $152,000 during the three-month period ended March 31, 2013.

Fair Value Measurements

As of March 31, 2013 and December 31, 2012, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

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

Stock-based compensation

We account for stock-based compensation under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. Included in the determination of the fair value under the option model are highly subjective assumptions regarding expected dividend yields, prior volatility, risk free rate of interest, and the expected life of options.  The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption.

The Company recognized stock based compensation expense of $66,269 and $81,910 during the three-month periods ended March 31, 2013 and 2012, respectively.

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

Preferred Stock

On March 26, 2012, the Company filed a Certificate of Amendment to the Certificate of Designation for the Series A and B Convertible Preferred Stock (the “Amendment”).  Under the terms of the Amendment, the Series A and Series B Designations were removed.  As a result, the Company has 30,000,000 shares of Preferred Stock authorized, with no shares designated, issued, or outstanding.  On June 29, 2012, the shareholders of the Company approved a reduction in the par value of the Preferred Stock from $1.00 per share to $0.001 per share, which became effective on July 16, 2012.

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

On April 1, 2013, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.03 per share. The dividend was paid on May 3, 2013 to shareholders of record as of April 18, 2013.

Note 5:	Stock Options

Increase in number of shares authorized under the 2010 Equity Incentive Plan (the “Plan”)

On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the Plan from 220,416 to 420,416.

Employee Stock Options

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.34	28,700	8.81	$0.01	28,700
$1.34 - $2.00	18,000	8.15	$1.73	18,000
$2.00 - $2.67	82,966	7.60	$2.18	64,216
$2.67 - $3.33	78,500	6.64	$3.01	17,500
Total	208,166	7.45	$2.15	128,416

Note 6:	Concentrations

For the three-month periods ended March 31, 2013 and 2012, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended
	March 31,
	2013	2012
Revenue Streams
Compliance and reporting services	58.6%	57.0%
Printing and financial communication	8.6%	14.9%
Fulfillment and distribution	9.1%	16.5%
Software licensing	3.7%	5.5%
Transfer agent services	20.0%	6.1%
Total	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2013 or 2012.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at March 31, 2013 or December 31, 2012.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenue is paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 7:	Line of Credit

On November 5, 2012, the Company renewed their working capital line of credit (the “Line of Credit”), and increased the amount available from $450,000 to $500,000.  The Line of Credit has an interest rate equal to the 30 day LIBOR rate plus 4.5%, and therefore was 4.7% at March 31, 2013.  The Line of Credit has a twelve month term and is renewable annually.  During the year ended December 31, 2012, the Company borrowed $275,000 under the Line of Credit as part of the purchase of the customer list from SECCS, and repaid $125,000 during the year.  The Company also repaid $75,000 during the three-month period ended March 31, 2013.  Therefore, the amount owed on the Line of Credit as of March 31, 2013 was $75,000.

Note 8:	Subsequent Events

Effective April 30, 2013, the Company renewed it’s Line of Credit and increased the amount of funds available to 75% of eligible accounts receivable, as defined in the Line of Credit agreement, up to a maximum of $2,000,000.   The interest rate was also reduced to LIBOR plus 3.5%.

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

 On January 4, 2012, the Company acquired the rights to all customer contracts, of SEC Compliance Services, Inc. (“SECCS”). We purchased the rights to the customer contracts of New York Stock Transfer on May 10, 2012 and on September 5, 2012 the Company acquired the assets of Firelace, Inc., a cloud-based accounting platform operated under the name Merchants Mirror.

We continue to focus on both the organic growth of our revenue streams as well as evaluating potential acquisitions that would complement our core business operations and accelerate our overall mission of providing a complete solution for all corporate issuers.

Revenue Sources

The Company’s core businesses operate within the financial compliance sector, including but not limited to financial reporting, print and production, proxy tabulation and solicitation as well as the safeguarding of shareholder records through traditional transfer agent services. These services are designed to offer issuers a comprehensive set of solutions for complying and communicating their messages to their audiences.  Our offerings are classified into four areas of corporate focus: (1) Disclosure Reporting, (2) Shareholder Communications, (3) Proxy Services, and (4) Stock Transfer Services. These four core business streams comprise our Disclosure Management System.

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

Disclosure Reporting

As a fully registered Securities and Exchange Commission Filing Agent, we assist corporate issuers, mutual funds, law firms, resellers, and individuals with all of their securities filing needs. Many U.S. companies are required to file corporate documents with the Securities and Exchange Commission (“SEC”), including registration statements, annual reports, quarterly reports, prospectuses, information statements, material event filings, proxy statements, ownership documents, and more.

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

During 2012 and the three-month period ended March 31, 2013, we have  continued to leverage our post-sale fulfillment and iFUND platform to a broader base of clientele. This technology when combined with our Print-on-Demand (POD) production environment gives us an advantage on the competition in the literature fulfillment marketplace. Our technological advancements make our process more efficient and transparent to multiple parties and at the same time forms one interface. As regulations continue to change and companies opt to print fewer and fewer large run projects, we expect print on demand to be a greater portion of our print business; this would include summary prospectuses for our mutual fund and broker clients, custom notice and access cards for corporate issuers, reminder mailings, and short run production on a one-to-one or one-to-many delivery method.

Shareholder Communications

As part of our commitment to shareholder disclosure and improved corporate transparency, we continue to expand our core news wire services into a comprehensive shareholder communication system that assist not only our client’s investor relations departments but also market disseminators and financial portals.

During the year ended December 31, 2012, we completed the transition of certain content from our former partners, into our internally developed product set referred to as ‘Market Streams’. This development effort will result in longer term margin improvements in this segment and less reliance on third party providers. We intend to license portions of our data business and API’s to other providers and disseminators that are seeking a competitive replacement in the market.

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

Compliance Stream – Our compliance stream technology delivers SEC compliant EDGAR filings to corporate issuers’ investor relations systems in a variety of formats. The stream provides an embedded XBRL viewer for financial analysis, and easy downloadable formats such as HTML, and PDF. It also offers a social share option for each filing, whereby users can share, copy, save and print official company filings right from the Market Stream.

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

Direct Transfer

We operate our transfer agent business under the brand Direct Transfer, which is a wholly-owned subsidiary. Our shareholder services business provides a complete array of agency and registrar services beyond traditional transfer activities. By combining our online workflow technologies, corporate issuers and their constituents can manage, issue, monitor, communicate and disseminate all facets of shareholder information within minutes.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2013 and 2012

	Three months ended
	March 31,
Revenue Streams	2013	2012
Compliance and reporting services
Revenue	$826,357	$454,410
Gross Margin	$624,055	$265,907
Gross margin %	76%	59%

Printing and financial communication
Revenue	121,797	118,574
Gross Margin	70,479	69,045
Gross margin %	58%	58%

Fulfillment and distribution
Revenue	128,566	130,934
Gross Margin	30,972	49,097
Gross margin %	24%	37%

Software licensing
Revenue	52,059	44,105
Gross Margin	51,619	43,698
Gross margin %	99%	99%

Transfer agent services
Revenue	282,449	48,571
Gross Margin	235,213	12,153
Gross margin %	83%	25%

Total
Revenue	$1,411,228	$796,594
Gross Margin	$1,012,338	$439,900
Gross margin %	72%	55%

Revenues

Total revenue increased by $614,634, or 77%, to $1,411,228 during the three-month period ended March 31, 2013, as compared to $796,594 during the same period of fiscal 2012.  The overall increase is primarily due to an increase in compliance and reporting revenue of $371,947, and an increase in transfer agent revenues of $233,878.

Compliance and reporting service revenue increased $371,947, or 82%, during the three-month period ended March 31, 2013, as compared to the same period in fiscal 2012.  The increase in revenue from compliance and reporting services is primarily attributable to the final phase in of the SEC’s three-year mandate for companies to begin filing quarterly and annual reports in XBRL format. A large portion of our clients are small reporting companies, and those companies were first required to file quarterly and annual reports in XBRL format for all periods ended after June 15, 2011. During the first quarter of fiscal 2012, our small reporting clients were required to file their quarterly and annual reports in XBRL, however they were first required to file in XBRL with detail footnote tagging for periods ended after June 15, 2012.  When the requirement for detail footnote tagging became effective, we were able to significantly increase our revenue per client.  Therefore, the increase in revenue in the three-month period ended March 31, 2013 as compared to the same period in fiscal 2012 is largely because of the additional revenue earned from detail footnote tagging in the three months ended March 31, 2013.  Furthermore, we have continued to increase the number of clients we have under annual contracts, both from our acquisition of SECCS in January 2012 and from organic sales efforts.  Because of the large number of clients that we have under annual contracts, we believe our revenue from these services will continue to be much more predictable in the future.

Printing and financial communication revenue increased slightly by $3,223 in the three-month period ended March 31, 2013 as compared to the same period in fiscal 2012.  Revenue from printing, particularly from our iFUND platform, tends to be somewhat project oriented, and will therefore fluctuate from period to period based on the timing of projects. We will continue to focus on obtaining more recurring revenues, particularly from our Print-On-Demand services.

Fulfillment and distribution revenue decreased slightly by $2,368 during the three-month period ended March 31, 2013 as compared to the same period in fiscal 2012.  Similar to revenue from printing services, fulfillment and distribution revenue tends to be somewhat project oriented, and will therefore fluctuate from period to period based on the timing of projects.

Software licensing revenues increased slightly by $7,954 during the three-month period ended March 31, 2013 as compared to the same period in fiscal 2012. The timing of proxy services requested from our clients can be difficult to predict, and therefore revenue from this source can fluctuate significantly between quarters.

Transfer agent revenue increased by $233,878 during the three-month period ended March 31, 2013 as compared to the same period in fiscal 2012. The increase was primarily due to significant revenues from corporate action engagements earned in the three months ended March 31, 2013.  Historically, corporate action services are tied to a transaction that results in a project-based engagement, therefore the timing and predictability of this type of revenue becomes difficult to forecast.  However, we do anticipate that corporate actions will be a continuing source of revenue in the future.  We also achieved increased revenue due to the purchase of the clients of New York Stock Transfer in May 2012.

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2013 or March 31, 2012.

Cost of Revenues and Gross Margin

Cost of revenues consist primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues increased by $42,196, or 12%, during the three-month period ended March 31, 2013 as compared to same period of fiscal 2012. However, overall gross margins increased by $572,438, or 130%, to $1,012,338 during the three-month period ended March 31, 2013 as compared to $439,900 in the same period of fiscal 2012. Gross margins for the three-month period ended March 31, 2013 increased to 72% of revenue compared to 55% of revenue during the same period of fiscal 2012.

Furthermore, we achieved margins of 76% from our compliance and regulatory services during the three- month period ended March 31, 2013 as compared to 59% in same period of fiscal 2012, primarily due to our XBRL service offerings.  Although pricing pressures in the market are accelerating quicker than we anticipated, we have been able to continually improve our margins from our XBRL services as we have gained significant operational efficiencies over the past year, as we become more experienced in performing these services, and as we have increased our revenue per client due to the requirement for small companies to add detail footnote tagging to their XBRL filings as previously discussed.

We achieved margins of 58% from our printing and financial communications services during both the three-month periods ended March 31, 2013 and 2012.

Gross margins from our fulfillment and distribution services decreased to 24% during the three-month period ended March 31, 2013 as compared to 37% in the same period of fiscal 2012. Revenue from these services are largely project based, and therefore margins can fluctuate from between projects based on the nature of the services performed.  We anticipate that margins in the future will increase as compared to the margins achieved in the three months ended March 31, 2013.

Gross margins from software licensing remained relatively high, and were 99% during the three-month periods ended March 31, 2013 and 2012.

Gross margins from our transfer agent services increased to 83% during the year three-month period ended March 31, 2013 to 25% in the same period fiscal 2012.  The increase in margin is primarily due to the increase in revenue previously discussed, as cost for our transfer agent department consist largely of fixed costs and the relatively low revenues achieved in the three months ended March 31, 2012 were not significantly above our fixed cost.

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

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $119,305 during the three-month period ended March 31, 2013 as compared to the same period in fiscal 2012.  The increase in the three month-period ended March 31, 2013 as compared to the same period of fiscal 2012  is primarily due to increases in bad debt expense of $32,573, accounting and consulting fees of $72,322, and personnel related expenses of $21,316.

The increase in accounting services in attributable to several factors;  first, we spent approximately $40,000 on project related work on evaluating acquisition targets, as strategic mergers and acquisitions is part of our ongoing strategy.  The remainder of the increase is primarily to the timing of audit and tax work performed, additional fees for a new investor relations firm, and the monthly fee paid to our independent Board director appointed in 2012.  The increase in bad debt expense is due primarily to the overall increase in our revenues and accounts receivable, as we increased our reserve to cover the increased exposure. The increase in personnel expenses is partially due an increase in stock based compensation for incentive stock options and restricted stock issued in April 2012, and due to increased personal hired to support the overall growth in business.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three-month period ended March 31, 2013 decreased slightly by $11,527 to $201,017 as compared to $212,544 in the same period of fiscal 2012.

As a percentage of revenue, sales and marketing expense was relatively high in the three months ended March 31, 2012, as we issued options to purchase our common stock to certain former employees and consultants of SECCS which vest upon the achievement of milestones related to executing annual contracts for XBRL services or revenue thresholds throughout fiscal 2012. As a result, stock based compensation within sales and marketing expense decreased $29,234 during the three months ended March 31, 2013 as compared to the same period in fiscal 2012.  We anticipate that sales in marketing expense as a percent of total revenue during the three months ended March 31, 2013 is more reflective of anticipated future expenses.

Depreciation and Amortization

Depreciation and amortization expenses during the three-month period ended March 31, 2013 decreased slightly to $34,935 as compared to $36,068 during the same period of fiscal 2012.

Interest Income (Expense)

Net interest income (expense) of ($247) and $3,572 during the three-month periods ended March 31, 2013 and 2012, respectively, consisted primarily of finance charges to customers with past due balances that we are reasonably assured that we will collect.

Income Tax Benefit (Expense)

The company recorded income tax expense during the three-month period ended March 31, 2013 of $152,000 based on our estimated effective tax rate for fiscal 2013. The company recorded an income tax benefit of $37,500 during the three-month period ended March 31, 2012, as a result of the net loss for the period.

Net Income (Loss)

Net income for the three-month period ended March 31, 2013 was $215,538 as compared to a net loss of $56,936 in the same period of fiscal 2012, due primarily to the increase in total revenue and gross profit previously discussed.

Liquidity and Capital Resources

As of March 31, 2013, we had $1,257,862 in cash and cash equivalents and $745,654 net accounts receivable. Current liabilities at March 31, 2013, totaled $499,818 including our line of credit, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, and accrued expenses. At March 31, 2013, our current assets exceeded our current liabilities by $1,577,259.

As of March 31, 2013, we owed $75,000 under a working capital line of credit. We have $425,000 of credit remaining available to us under this line of credit.   Effective April 30, 2013, the we renewed our line of credit and increased the amount of funds available to 75% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000.

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

2013 Outlook

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

We pride ourselves on providing the best systems, the best service to our clients, the highest support to our staff, record results, higher returns to our shareholders, and higher rewards to our team members.

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

None.

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

Date: May 6, 2013
ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer