Form 10-Q
period 2013-06-30
ISSUER DIRECT CORP
filed 2013-08-06
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 1,964,259 shares of common stock were issued and outstanding as of August 6, 2013.

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,500,155	$1,250,643
Accounts receivable, (net of allowance for doubtful accounts of $159,096 and $117,030, respectively)	833,735	544,684
Deferred income tax asset – current	49,000	49,000
Other current assets	63,304	38,710
Total current assets	2,446,194	1,883,037
Furniture, equipment and improvements, net	69,183	55,611
Deferred income tax – noncurrent	159,000	159,000
Intangible assets (net of accumulated amortization of $238,833 and $187,666, respectively)	380,362	431,529
Other noncurrent assets	12,069	12,069
Total assets	$3,066,808	$2,541,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,974	$62,886
Accrued expenses	40,591	37,347
Income taxes payable	247,092	226,406
Deferred revenue	64,400	112,906
Line of credit	-	150,000
Total current liabilities	448,057	589,545
Other long term liabilities	94,646	105,554
Total liabilities	542,703	695,099

Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 1,952,259 and 1,937,329 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	1,952	1,937
Additional paid-in capital	2,226,511	2,070,369
Retained earnings (accumulated deficit)	295,642	(226,159)
Total stockholders' equity	2,524,105	1,846,147
Total liabilities and stockholders’ equity	$3,066,808	$2,541,246

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$1,723,785	$1,108,439	$3,135,013	$1,905,034
Cost of services	512,822	409,441	911,712	766,135
Gross profit	1,210,963	698,998	2,223,301	1,138,899
Operating costs and expenses:
General and administrative	386,666	378,732	795,268	668,005
Sales and marketing	178,573	225,378	379,590	437,911
Depreciation and amortization	32,588	35,429	67,523	71,497
Total operating costs and expenses	597,827	639,539	1,242,381	1,177,413
Net operating income (loss)	613,136	59,459	980,920	(38,514)
Other income (expense):
Interest income (expense), net	2,545	490	2,299	4,027
Total other income (expense)	2,545	490	2,299	4,027
Net income (loss) before taxes	615,681	59,949	983,219	(34,487)
Income tax (expense) benefit	(251,000)	(24,000)	(403,000)	13,500
Net income (loss)	$364,681	$35,949	$580,219	$(20,987)
Income (loss) per share - basic	$0.19	$0.02	$0.30	$(0.01)
Income (loss) per share - fully diluted	$0.18	$0.02	$0.28	$(0.01)
Weighted average number of common shares outstanding - basic	1,950,092	1,925,618	1,946,367	1,872,358
Weighted average number of common shares outstanding - fully diluted	2,061,718	2,073,868	2,043,926	1,872,358

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$580,219	$(20,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,523	71,497
Bad debt expense	81,755	45,150
Deferred income taxes	-	(36,094)
Stock-based expense	156,093	266,603
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(370,806)	(126,347)
Decrease (increase) in deposits and prepaids	(24,594)	60,772
Increase (decrease) in accounts payable	33,088	(20,261)
Increase (decrease) in accrued expenses	13,022	(112,175)
Increase (decrease) in deferred revenue	(48,506)	(126,637)
Net cash provided by operating activities	487,794	1,521

Cash flows from investing activities:
Purchase of property and equipment	(29,928)	(4,138)
Acquisition of intangible assets	-	(280,000)
Net cash used in investing activities	(29,928)	(284,138)

Cash flows from financing activities:
Proceeds from exercise of stock options	64	26,375
Payment of dividend	(58,418)	(57,853)
Advance on line of credit	-	275,000
Repayment of line of credit	(150,000)	(10,000)
Net cash provided by (used in) financing activities	(208,354)	233,522

Net change in cash	249,512	(49,095)
Cash – beginning	1,250,643	862,386
Cash – ending	$1,500,155	$813,291

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$2,364	$5,923
Cash paid for income taxes	$382,314	$22,594
Non-cash activities:
Common stock issued for acquisition of customer list	$-	$140,000
Common stock issued for services	$31,150	$-

The accompanying notes are an integral part of these financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of June 30, 2013 and statements of operations for the three and six month periods ended June 30, 2013 and 2012, and statements of cash flows for the six month periods ended June 30, 2013 and 2012 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the “Company’s”) 2012 audited financial statements filed on Form 10-K.

Note 2.   Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Direct Transfer LLC and QX Interactive LLC.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock that are not anti-dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted shares for the six month period ended June 30, 2012 excludes the effect of 254,500 shares of common stock issuable upon the exercise of outstanding stock options agreements because the impact is anti-dilutive.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year-to-date period.  We recognized an income tax benefit of $13,500 during the six-month period ended June 30, 2012 that we expected to realize based on projected future profitability.  We recognized income tax expense of  $251,000 and $24,000 during the three-month periods ended June 30, 2013 and 2012, respectively, and we recognized income tax expense of $403,000 during the six month period ended June 30, 2013.

Fair Value Measurements

As of June 30, 2013 and December 31, 2012, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

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

Stock-based compensation

We account for stock-based compensation under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. Included in the determination of the fair value under the option model are highly subjective assumptions regarding expected dividend yields, prior volatility, risk free rate of interest, and the expected life of options. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods when the award is exercised.

The Company recognized stock based compensation expense of $89,825 and $184,692 during the three-month periods ended June 30, 2013 and 2012, respectively.  The Company recognized stock based compensation expense of $156,093 and $266,603 during the six-month periods ended June 30, 2013 and 2012, respectively.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4:    Preferred and Common Stock

Preferred Stock

On March 26, 2012, the Company filed a Certificate of Amendment to the Certificate of Designation for the Series A and B Convertible Preferred Stock (the “Amendment”). Under the terms of the Amendment, the Series A and Series B Designations were removed. As a result, the Company has 30,000,000 shares of Preferred Stock authorized, with no shares designated, issued, or outstanding.On June 29, 2012, the shareholders of the Company approved a reduction in the par value of the Preferred Stock from $1.00 per share to $0.001 per share, which became effective on July 16, 2012.

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

On April 1, 2013, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.03 per share. The dividend was paid on May 3, 2013 to shareholders of record as of April 18, 2013.  On July 3, 2013, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.03 per share. The dividend was paid on August 2, 2013 to shareholders of record as of July 13, 2013.

Note 5:  Stock Options

Increase in number of shares authorized under the 2010 Equity Incentive Plan (the “Plan”)

On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the Plan from 220,416 to 420,416.

Employee Stock Options

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	28,700	8.85	$0.01	28,700
$1.01 - $2.00	18,000	7.90	$1.73	18,000
$2.01 - $3.00	132,966	6.49	$2.42	87,966
$3.01 - $4.00	25,500	8.76	$3.33	25,500
Total	205,166	7.20	$2.11	160,166

Total unrecognized stock based compensation expense as of June 30, 2013 was $103,142.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6:    Concentrations

For the three and six-month periods ended June 30, 2013 and 2012, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended June 30,		Six months ended June 30,
Revenue Streams	2013	2012	2013	2012
Compliance and reporting services	53.8%	51.2%	56.0%	53.7%
Printing and financial communication	15.6%	18.4%	12.5%	16.9%
Fulfillment and distribution	11.1%	15.4%	10.2%	15.8%
Software licensing	5.6%	4.8%	4.7%	5.1%
Transfer agent services	13.9%	10.2%	16.6%	8.5%
Total	100.0%	100.0%	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three or six month periods ended June 30, 2013 or 2012.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at June 30, 2013 or December 31, 2012.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenue is paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 7:    Line of Credit

Effective April 30, 2013, the Company renewed it’s Line of Credit and increased the amount of funds available to 75% of eligible accounts receivable, as defined in the Line of Credit agreement, up to a maximum of $2,000,000. The interest rate was also reduced to Libor plus 3.5%. No amounts were outstanding under the Line of Credit as of June 30, 2013.

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

Overview

Issuer Direct Corporation and its business are collectively referred to herein as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted.

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

Disclosure Reporting

As a fully registered Securities and Exchange Commission Filing (“SEC”) Agent, we assist corporate issuers, mutual funds, law firms, resellers, and individuals with all of their securities filing needs. Many U.S. companies are required to file corporate documents with the Securities and Exchange Commission (“SEC”), including registration statements, annual reports, quarterly reports, prospectuses, information statements, material event filings, proxy statements, ownership documents, and more.

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

As of the end of June 2011, the SEC  now requires all reporting companies to file quarterly reports on Form 10-Q and annual reports on Form 10-K, 20-F and 40-F in interactive data.

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

During 2012 and the six-month period ended June 30, 2013, we have continued to leverage our post-sale fulfillment and iFUND platform to a broader base of clientele. This technology when combined with our Print-on-Demand (POD) production environment gives us an advantage on the competition in the literature fulfillment marketplace. Our technological advancements make our process more efficient and transparent to multiple parties and at the same time forms one interface. As regulations continue to change and companies opt to print fewer and fewer large run projects, we expect print on demand to be a greater portion of our print business; this would include summary prospectuses for our mutual fund and broker clients, custom notice and access cards for corporate issuers, reminder mailings, and short run production on a one-to-one or one-to-many delivery method.

Shareholder Communications

As part of our commitment to shareholder disclosure and improved corporate transparency, we continue to expand our core news wire services into a comprehensive shareholder communication system that assist not only our client’s investor relations departments but also market disseminators and financial portals.

During the year ended December 31, 2012, we completed the transition of certain content from our former partners, into our internally developed product set referred to as ‘Market Streams’. This development effort has resulted in longer term margin improvements in this segment and less reliance on third party providers. We intend to license portions of our data business and application programming interfaces (“API’s”) to other providers and disseminators that are seeking a competitive replacement in the market.

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

News Stream – Our cloud-based news stream is more than just a system to serve press releases in real-time. It analyzes, stores and matches key fundamental data, about each company and delivers it back to corporate investor relations’ personnel as well as to key industry professionals that wish to harness the power of our Profile+ system. Our network approach thinks beyond just news content and incorporates additional relevant mediums, such as blogs, analyst reports and social tagging and sharing systems.

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

Our commitment to compliance and safeguarding of information goes beyond our SSAE 16 business process. We maintain our client’s books and records in the manner we would expect ours to be managed, and that second-to-none service has enabled us to sustain our valued clients, withstand regulatory change and competitiveness by other providers. Corporate issuers have the ability to take advantage of the following:

●	Issue, manage and monitor all corporate stock of the company online
●	Issue physical certificates, book entry as well as DWAC FAST electronic participation
●	Print on Demand Digital Certificate Library
●	Communicate with shareholders with the click of a mouse with e-Notify
●	Setup, monitor and direct an annual meeting and proxy vote
●	Warrant, escrow and rights offerings
●	Corporate re-org services including CUSIP, FINRA and state filing needs

Our Brands & Subsidiaries

●	Issuer Direct
●	Issuer Services
●	Direct Transfer (Wholly owned subsidiary – Direct Transfer, LLC.)
●	iTransfer (formally New York Stock Transfer)
●	iProxyDirect
●	iRDirect
●	XBRL Check
●	QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)

Results of Operations

Comparison of results of operations for the three months ended June 30, 2013 and 2012

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2013	2012	2013	2012
Compliance and reporting services
Revenue	$927,774	$568,105	$1,754,131	$1,022,517
Gross Margin	$714,475	$390,012	$1,338,531	$655,918
Gross Margin %	77%	69%	76%	64%

Printing and financial communication
Revenue	$269,405	$204,079	$391,202	$322,653
Gross Margin	$151,663	$120,825	$222,143	$189,553
Gross Margin %	56%	59%	57%	59%

Fulfillment and distribution
Revenue	$191,249	$170,726	$319,815	$301,659
Gross Margin	$59,860	$61,628	$90,832	$111,044
Gross Margin %	31%	36%	28%	37%

Software licensing
Revenue	$95,884	$52,912	$147,943	$97,017
Gross Margin	$94,388	$52,073	$146,007	$95,772
Gross Margin %	98%	98%	99%	99%

Transfer agent services
Revenue	$239,473	$112,617	$521,922	$161,188
Gross Margin	$190,577	$74,460	$425,788	$86,612
Gross Margin %	80%	66%	82%	54%

Total
Revenue	$1,723,785	$1,108,439	$3,135,013	$1,905,034
Gross Margin	$1,210,963	$698,998	$2,223,301	$1,138,899
Gross Margin %	70%	63%	71%	60%

Revenues

Total revenue increased by $615,346, or 56%, to $1,723,785 during the three-month period ended June 30, 2013, as compared to $1,108,439 during the same period of fiscal 2012.  The overall increase during the three-month period ended June 30, 2013 as compared to the same period of fiscal 2012 is primarily due to an increase in compliance and reporting revenue of $359,669, and an increase in transfer agent revenues of $126,856.   Total revenue increased by $1,229,979, or 65%, to $3,135,013 during the six-month period ended June 30, 2013, as compared to $1,905,034 during the same period of fiscal 2012.  The overall increase during the six-month period ended June 30, 2013 as compared to the same period of fiscal 2012 is primarily due to an increase in compliance and reporting revenue of $731,614, and an increase in transfer agent revenues of $360,734.

  Compliance and reporting service revenue increased $359,669, or 63%, and 731,614, or 72%, during the three and six-month periods ended June 30, 2013, respectively, as compared to the same periods in fiscal 2012.  The increase in revenue from compliance and reporting services is primarily attributable to the final phase in of the SEC’s three-year mandate for companies to begin filing quarterly and annual reports in XBRL format. A large portion of our clients are small reporting companies, and those companies were first required to file quarterly and annual reports in XBRL format for all periods ended after June 15, 2011. During the first six months of fiscal 2012, our small reporting clients were required to file their quarterly and annual reports in XBRL;  however, they were first required to file in XBRL with detail footnote tagging for periods ended after June 15, 2012.  When the requirement for detail footnote tagging became effective, we were able to significantly increase our revenue per client. Therefore, the increase in revenue in the three and six-month periods ended June 30, 2013 as compared to the same periods in fiscal 2012 are largely because of the additional revenue earned from detail footnote tagging in the three and six-month periods ended June 30, 2013.  Furthermore, we have continued to increase the number of clients we have under annual contracts, both from our acquisition of SECCS in January 2012 and from organic sales efforts.  Because of the large number of clients that we have under annual contracts, we believe our revenue from these services will continue to be much more predictable in the future.

Printing and financial communication revenue increased by $65,326 and $68,549 in the three and six-month periods ended June 30, 2013, respectively, as compared to the same periods in fiscal 2012.  Revenue from printing, particularly from our iFUND platform, tends to be somewhat project oriented, and will therefore fluctuate from period to period based on the timing of projects. We will continue to focus on obtaining more recurring revenues, particularly from our Print-On-Demand services

Fulfillment and distribution revenue increased $20,523 and $18,156, respectively, during the three and six-month periods ended June 30, 2013 as compared to the same periods in fiscal 2012.  Similar to revenue from printing services, fulfillment and distribution revenue tends to be somewhat project oriented, and will therefore fluctuate from period to period based on the timing of projects.

Software licensing revenues increased by $42,972, or 81%; and $50,926, or 52%, respectively, during the three and six-month periods ended June 30, 2013 as compared to the same periods in fiscal 2012, due largely to increased revenue from our market streams and investor relations platform.  Furthermore, the timing of proxy services requested from our clients can be difficult to predict, and therefore revenue from this source can fluctuate significantly between quarters.

Transfer agent revenue increased by $126,856, or 113%; and $360,734, or 224%; during the three and six-month periods ended June 30, 2013 as compared to the same periods in fiscal 2012. The increase was primarily due to significant revenues from corporate action engagements earned in the six months ended June 30, 2013.  Historically, corporate action services are tied to a transaction that results in a project-based engagement, therefore the timing and predictability of this type of revenue becomes difficult to forecast.  However, we do anticipate that corporate actions will be a continuing source of revenue in the future. We also achieved increased revenue due to the purchase of the clients of New York Stock Transfer in May 2012.

No customers accounted for more than 10% of the operating revenues during the three and six-month periods ended June 30, 2013 or June 30, 2012.

Cost of Revenues and Gross Margin

Cost of revenues consist primarily of direct labor costs, third party licensing, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues increased by $103,381, or 25%; and $145,577, or 19%; during the three and six-month periods ended June 30, 2013 as compared to same periods of fiscal 2012. However, overall gross margins increased by $511,965, or 73%, to $1,210,963 during the three-month period ended June 30, 2013 as compared to $698,998 in the same period of fiscal 2012. Overall gross margins increased by $1,084,402, or 95%, to $2,223,301 during the six-month period ended June 30, 2013 as compared to $1,138,899 in the same period of fiscal 2012.  Gross margins for the three-month period ended June 30, 2013 increased to 70% of revenue compared to 63% of revenue during the same period of fiscal 2012.  Gross margins for the six-month period ended June 30, 2013 increased to 71% of revenue compared to 60% of revenue during the same period of fiscal 2012.

Furthermore, we achieved margins of 77% and 76%, respectively, from our compliance and regulatory services during the three and six-month periods ended June 30, 2013 as compared to 69% and 64% in same periods of fiscal 2012, primarily due to our XBRL service offerings.  Although pricing pressures in the market are accelerating quicker than we anticipated, we have been able to continually improve our margins from our XBRL services as we have gained significant operational efficiencies over the past year, as we become more experienced in performing these services, and as we have increased our revenue per client due to the requirement for small companies to add detail footnote tagging to their XBRL filings as previously discussed.

Gross margins from our printing and financial communications services have remained fairly constant at 56% and 59%, respectively, during the three-month periods ended June 30, 2013 and 2012, and was 57% and 59%, respectively, during the three-month periods ended June 30, 2013 and 2012.

Gross margins from our fulfillment and distribution services decreased to 31% and 28%, respectively, during the three and six-month periods ended June 30, 2013 as compared to 36% and 37% in the same periods of fiscal 2012. Revenue from these services are largely project based, and therefore margins can fluctuate from between projects based on the nature of the services performed.  We anticipate that margins in the future will increase as compared to the margins achieved in the six months ended June 30, 2013.

Gross margins from software licensing remained relatively high, and were 98% and 99%, respectively, during the three and six-month periods ended June 30, 2013, as compared to 98% and 99%, respectively, in the same periods of fiscal 2012.

Gross margins from our transfer agent services increased to 80% and 82%, respectively, during the three and six-month periods ended June 30, 2013 as compared to 66% and 54%, respectively, in the same periods of fiscal 2012.  The increase in margin is primarily due to the increase in revenue previously discussed, as costs for our transfer agent department consist largely of fixed expenses.

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

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased slightly by $7,934 during the three-month period ended June 30, 2013 as compared to the same period in fiscal 2012.  General and administrative expenses increased by $127,263 during the six-month period ended June 30, 2013 as compared to the same period of fiscal 2012.  The increase in the six month-period ended June 30, 2013 as compared to the same period of fiscal 2012 is primarily due to increases in accounting and consulting fees of $82,641, and bad debt expense of $36,605.

The increase in accounting services is attributable to several factors; first, we spent approximately $50,000 on project related work on evaluating acquisition targets, as strategic mergers and acquisitions is part of our ongoing strategy.  The remainder of the increase is primarily due to the timing of audit and tax work performed, and additional fees for a new investor relations firm. The increase in bad debt expense is due primarily to the overall increase in our revenues and accounts receivable, as we increased our reserve to cover the increased exposure.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three and six-month periods ended June 30, 2013 decreased by $46,805 and $58,321, respectively, as compared to the same periods in fiscal 2013.

As a percentage of revenue, sales and marketing expense was relatively high in the three and six-month periods ended June 30, 2012, as we issued options to purchase our common stock to certain former employees and consultants of SECCS which vest upon the achievement of milestones related to executing annual contracts for XBRL services or revenue thresholds throughout fiscal 2012. As a result, stock based compensation within sales and marketing expense decreased $52,235 and $81,471, respectively, and during the three and six month periods ended June 30, 2013 as compared to the same periods in fiscal 2012.  We anticipate that sales in marketing expense as a percent of total revenue during the three months and six month periods ended June 30, 2013 is more reflective of anticipated future expenses.

Depreciation and Amortization

Depreciation and amortization expenses during the three-month period ended June 30, 2013 decreased slightly to $32,588 as compared to $35,429 during the same period of fiscal 2012. Depreciation and amortization expenses during the six-month period ended June 30, 2013 decreased slightly to $67,523 as compared to $71,497 during the same period of fiscal 2012

Interest Income (Expense)

Net interest income of $2,299 and $4,027 during the six-month periods ended June 30, 2013 and 2012, respectively, consisted primarily of finance charges to customers with past due balances that we are reasonably assured that we will collect.

Income Tax Benefit (Expense)

The company recorded income tax expense during the three-and six month periods ended June 30, 2013 of $251,000 and $403,000, respectively, based on our estimated effective tax rate for fiscal 2013.  The company recorded income tax expense during the three-month period ended June 30, 2012 of $24,000 based on our estimated effective tax rate for fiscal 2012. The company recorded an income tax benefit of $13,500 during the six-month period ended June 30, 2012, as a result of the net loss for the period.

Net Income (Loss)

Net income for the three-month period ended June 30, 2013 was $364,681 as compared to $35,949 in the same period of fiscal 2012.  Net income for the six-month period ended June 30, 2013 was $580,219 as compared to a net loss of $20,987 in the same period of fiscal 2012.  The improvements in net income are due primarily to the increase in total revenue and gross profit previously discussed, as well as the decreases in operating expenses.

Liquidity and Capital Resources

As of June 30, 2013, we had $1,500,155 in cash and cash equivalents and $833,735 net accounts receivable. Current liabilities at June 30, 2013, totaled $448,057 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, and accrued expenses. At June 30, 2013, our current assets exceeded our current liabilities by $1,998,137.

As of June 30, 2013, we did not owe and amounts under a line of credit. Effective April 30, 2013, we renewed our line of credit and increased the amount of funds available to 75% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000.

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

Date: August 6, 2013
ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer