Form 10-Q
period 2013-09-30
ISSUER DIRECT CORP
filed 2013-11-14
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 1,989,006 shares of common stock were issued and outstanding as of November 14, 2013.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,926,674	$1,250,643
Accounts receivable, (net of allowance for doubtful accounts of $407,776 and $117,030, respectively)	1,688,385	544,684
Deferred income tax asset – current	264,000	49,000
Other current assets	577,775	38,710
Total current assets	4,456,834	1,883,037
Furniture, equipment and improvements, net	347,016	55,611
Deferred income tax – noncurrent	-	159,000
Intangible assets (net of accumulated amortization of $352,763 and $187,666, respectively)	4,243,237	388,334
Goodwill	1,502,887	43,195
Other noncurrent assets	22,351	12,069
Total assets	$10,572,325	$2,541,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$444,876	$62,886
Accrued expenses	1,794,168	263,753
Deferred revenue	1,189,220	112,906
Line of credit	500,000	150,000
Total current liabilities	3,928,264	589,545
Note payable (net of debt discount of $2,365,591 and $0, respectively)	134,409	-
Deferred tax liability	2,201,150	-
Other long term liabilities	147,800	105,554
Total liabilities	6,411,623	695,099
Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 1,976,399 and 1,937,329 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	1,976	1,937
Additional paid-in capital	3,843,454	2,070,369
Other accumulated comprehensive loss	(39,247)	-
Retained Earnings (accumulated deficit)	354,519	(226,159)
Total stockholders' equity	4,160,702	1,846,147
Total liabilities and stockholders’ equity	$10,572,325	$2,541,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$2,102,831	$1,215,511	$5,238,244	$3,120,544
Cost of services	627,532	340,832	1,539,244	1,106,966
Gross profit	1,475,299	874,679	3,699,000	2,013,578
Operating costs and expenses:
General and administrative	610,232	323,139	1,405,498	990,649
Sales and marketing	377,664	167,748	757,254	606,154
Depreciation and amortization	143,689	32,523	211,212	104,020
Total operating costs and expenses	1,131,585	523,410	2,373,964	1,700,823
Operating income	343,714	351,269	1,325,036	312,755
Other income (expense):
Interest income (expense), net	(154,076)	(678)	(151,778)	3,348
Total other income (expense)	(154,076)	(678)	(151,778)	3,348
Income before taxes	189,638	350,591	1,173,258	316,103
Income tax expense	72,294	137,000	475,294	123,500
Net Income	$117,344	$213,591	$697,964	$192,603
Income per share - basic	$0.06	$0.11	$0.36	$0.10
Income per share - fully diluted	$0.05	$0.11	$0.34	$0.10
Weighted average number of common shares outstanding - basic	1,968,871	1,931,438	1,954,314	1,892,703
Weighted average number of common shares outstanding - fully diluted	2,273,497	2,001,266	2,056,995	1,956,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income	$117,344	$213,591	$697,964	$192,603
Foreign currency translation adjustment	(39,247)	-	(39,247)	-
Comprehensive income	$78,097	$213,591	$658,717	$192,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$697,964	$192,603
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	211,212	104,020
Bad debt expense	131,409	60,819
Deferred income taxes	7,326	100,906
Non-cash interest expense	134,409	-
Stock-based compensation expense	222,439	327,858
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	130,098	(264,785)
Decrease (increase) in deposits and prepaids	(172,189)	51,900
Increase (decrease) in accounts payable	89,538	(54,807)
Increase (decrease) in accrued expenses	74,982	(69,289)
Increase (decrease) in deferred revenue	(376,466)	(92,532)
Net cash provided by operating activities	1,150,722	356,693

Cash flows from investing activities:
Purchase of property and equipment	(40,444)	(9,065)
Purchase of acquired business, net of cash acquired	(3,178,399)	-
Acquisition of intangible assets	-	(281,000)
Net cash used in investing activities	(3,218,843)	(290,065)

Cash flows from financing activities:
Proceeds from exercise of stock options	50,685	30,825
Payment of dividend	(117,286)	(115,751)
Advances from line of credit (net)	350,000	255,000
Borrowings on long term debt	2,500,000	-
Net cash provided by financing activities	2,783,399	170,074

Effect of exchange rate changes on cash	(39,247)	-
Net change in cash	715,278	236,702
Cash – beginning	1,250,643	862,386
Cash – ending	$1,926,674	$1,099,088

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$21,739	9,126
Cash paid for income taxes	$446,564	$22,594
Non-cash activities:
Common stock issued for acquisition of customer list	$-	$140,000
Issuance of beneficial conversion feature to holder of note payable	$2,500,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Accounting Policies

Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2013 and statements of operations, statements of comprehensive income, and statements of cash flows for the three and nine-month periods ended September 30, 2013 and 2012 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the “Company’s”) 2012 Annual Report on Form 10-K, including Item 1, Business Risk Factors included therein. The year-ended condensed balance sheet data was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statments prepared in accordance with accounting principles generally accepted in the United States of America.

Note 2.	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Fair Value Measurements

As of September 30, 2013 and December 31, 2012, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

We comply with the authoritative guidance for fair value provisions applicable to nonfinancial assets and nonfinancial liabilities. Our assets and liabilities that are subject to these provisions include our intangible assets, consisting of goodwill, client relationships, customer lists, software, technology and trademarks, and our long-lived assets.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

Translation of Foreign Financial Statements

The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars.  All assets and liabilities have been translated at current rates of exchange in effect at the end of the fiscal period.  Income and expense items have been translated at the average exchange rates for the year or the applicable interim period.  The gains or losses that result from this process are recorded as a separate component of comprehensive income until the entity is sold or substantially liquidated.

Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment, and any such impairment will be recognized in the period identified.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) related to changes in the cumulative foreign currency translation adjustment.

Intangible Assets

Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value.  The trademarks have an indefinite life and are not amortized. The trademarks are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships, customer lists, software and technology are amortized over their estimated useful lives.

Advance Postage Fees

In the past, the Company required that each client deposit a postage fee advance for annual report services.  The amount was held until the client canceled the service and the Company reimbursed the amount deposited; yet the Company is still holding amounts from prior contracts.  Advance postage fees of $823,320 are included in accrued expenses at September 30, 2013.  There were no amounts accrued at December 31, 2012.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

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

The Company recognized stock based compensation expense of $66,346 and $61,255 during the three-month periods ended September 30, 2013 and 2012, respectively.  The Company recognized stock based compensation expense of $222,439 and $327,858 during the nine-month periods ended September 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts.  Effective January 1, 2013, the Company adopted ASU 2013-02. The adoption of the standard did not have an impact on the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. ASU 2013-11 amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Except for the changes, if any, in the Company's presentation, the initial application of the standard is not expected to significantly impact the Company.

Note 3:    Intangible Assets

Acquisition of Precision IR Group, Inc.

On August 22, 2013, the Company and PrecisionIR Group Inc., a Delaware corporation (“PrecisionIR” or “PIR”) entered into and consummated an Agreement and Plan of Merger (the “Acquisition Agreement”). Under the terms of the Acquisition Agreement, the Company paid $3,450,000 to certain debtors of PIR as full consideration to acquire all of the outstanding shares of PIR (the “Acquisition”).

During the quarter ended September 30, 2013, the Company employed a third party valuation firm to assist in determining the assumptions for the preliminary purchase price allocation of assets and liabilities acquired from PIR as set forth in the tables below.  The income approach was used to determine the value of the PIR’s trademarks and client relationships. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The cost approach was used to determine the value of PIR’s fixed assets, customer list, and software.  The cost approach is based on replacement cost as an indicator of value. It assumes that a prudent investor would pay no more for an asset than the amount for which it could be replaced new. Further, to the extent a particular asset provides less utility than a new one, its value will be less than its replacement cost new. To account for this difference, the replacement cost new is adjusted for losses in value, that is, depreciated.

The transaction resulted in recording intangible assets and goodwill at a fair value of $5,479,692 as follows:

Total Consideration	$3,450,000
Plus: Liabilities assumed in excess of tangible assets	2,029,692
Total fair value of PIR intangible assets and goodwill	$5,479,692

Allocation of PIR intangible assets and goodwill:
Amortizable intangible assets	$3,300,000
Trademarks	720,000
Goodwill	1,459,692
Total fair value of PIR intangible assets and goodwill	$5,479,692

The tangible assets and liabilities acquired were as follows:

Cash	$271,602
Accounts receivable	1,405,208
Prepaid expenses and other assets	366,876
Furniture, equipment, and improvements	297,076
Deposits	10,283
Total assets	2,351,045
Accounts payable and accrued expenses	(1,790,133)
Deferred revenue	(1,452,780)
Net tax liabilities	(1,137,824)
Total liabilities	(4,380,737)
Liabilities assumed in excess of tangible assets	$2,029,692

The identifiable amortizable intangible assets created as a result of the acquisition will be amortized straight line over it’s estimated useful life as follows:

	Asset Amount	Useful Life (years)
Client relationships	$1,480,000	7
Customer list	1,270,000	3
Software	550,000	3
	$3,300,000

Select Pro-Forma Financial Information (Unaudited)

The following represents our unaudited condensed pro-forma financial results as if the Acquisition with PIR and the Company had occurred as of January 1, 2012. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

	Nine Months Ended
	September 30,
	2013	2012

Revenues	$12,288,244	$13,826,544
Net Income	$839,595	$738,101
Basic earnings per share	$0.43	$0.39
Diluted earnings per share	$0.41	$0.38

Acquisition of SEC Compliance Services

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

Note 4:    Stockholders’ Equity

Preferred Stock

On March 26, 2012, the Company filed a Certificate of Amendment to the Certificate of Designation for the Series A and B Convertible Preferred Stock (the “Amendment”).  Under the terms of the Amendment, the Series A and Series B Designations were removed.  As a result, at March 31, 2012, the Company has 30,000,000 shares of Preferred Stock authorized, with no shares designated, issued, or outstanding.  On June 29, 2012, the shareholders of the Company approved a reduction in the par value of the Preferred Stock from $1.00 per share to $0.001 per share, which became effective on July 16, 2012.

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

Dividends

The Company paid cash dividends of $270,590 to holders of shares of common stock during the year ended December 31, 2012.   The Company has paid cash dividends to holders of common stock during the nine months ended September 30, 2013 of $117,286.

Note 5:    Stock Options

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	27,300	8.31	$0.01	27,300
$1.01 - $2.00	16,750	7.65	$1.73	16,750
$2.01 - $3.00	111,276	6.46	$2.41	72,526
$3.01 - $4.00	20,800	8.50	$3.33	20,800
$4.01 - $8.00	60,000	9.99	$7.76	3,751
$8.01 - $8.25	40,000	4.89	$8.25	2,500
Total	276,126	7.41	$4.21	143,627

Note 6:    Income taxes

During the three and nine-month periods ended September 30, 2013, the Company recorded income tax expense of $72,294 and $475,294, respectively.  During the three and nine-month periods ended September 30, 2012, the Company recorded income tax expense of $137,000 and $123,500, respectively.  As of September 30, 2013, the Company has recorded a short-term deferred tax asset of $264,000 and a deferred tax liability of $2,201,150, primarily resulting from deferred tax liabilities assumed from the Acquisition.

Note 7:    Operations and Concentrations

For the three and nine-month periods ended September 30, 2013 and 2012, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2013	2012	2013	2012
Disclosure management	40.8%	75.4%	59.8%	67.3%
Shareholder communications	54.7%	20.6%	35.2%	28.0%
Software licensing	4.5%	4.0%	5.0%	4.7%
Total	100.0%	100.0%	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three or nine-month periods ended September 30, 2013 or 2012.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at September 30, 2013 or December 31, 2012.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 8:    Line of Credit

Effective April 30, 2013, the Company renewed it’s line of credit and increased the amount of funds available to 75% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. The interest rate was also reduced to Libor plus 3.5%.   The Company borrowed $500,000 during the three-month period ended September 30, 2013 to partially finance the Acquisition of PIR, and owed $500,000 on the line of credit as of September 30, 2013.  As of September 30, 2013, the Company had approximately $355,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

Note 9:    Long Term Debt

On August 22, 2013, in connection with and to partially fund the Acquisition and simultaneously with the Acquisition of PIR as discussed in Note 3, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note will pay interest on each of March 31, June 30, September 30 and December 31, beginning on September 30, 2013, at a rate of 8% per year. The 8% Note will mature on August 22, 2015. If event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%.  The 8% Note is secured by all of the assets of the Company and is subordinated to the Company’s obligations to its primary financial institution.

Beginning immediately upon the date of issuance, Red Oak or its assignees may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits.  On the date the Company entered into the 8% Note Purchase Agreement, the Company’s stock price was $8.20 per share, and therefore the Company assigned a value of $2,500,000 to the common stock conversion feature and recorded this as debt discount and additional paid in capital.  This instrument also created a deferred tax liability of $1,000,000 that reduced the value recorded as additional paid in capital, and therefore the net amount recorded to stockholders' equity was $1,500,000.  The debt discount of $2,500,000 will be amortized over the two-year life of the loan as non-cash interest expense.

Additionally, as part of the 8% Note Purchase Agreement, the Company granted Red Oak certain registration rights.  Specifically, the Company has agreed, within six months following the closing of the purchase and sale of the 8% Note (“Closing Date”), to file with the Securities and Exchange Commission (“SEC”) a registration statement covering the resale of the shares issuable upon conversion of the 8% Note. The Company agreed to use its best efforts to have the registration statement declared effective by the SEC no later than eight months following the Closing Date.  If the Company fails to satisfy the filing deadline or the effectiveness deadline, the Company will pay to Red Oak or its assigns an amount of cash equal to 0.75% of the amount paid for such holder’s 8% Note on (i) the date of the filing failure and on every thirtieth day thereafter until the filing failure is cured and (ii) the date of the effectiveness failure and on every thirtieth day thereafter until the effectiveness failure is cured.  Furthermore, in connection with the 8% Note Purchase Agreement, a partner of Red Oak was appointed to the Company’s Board of Directors.

During the three and nine-month periods ended September 30, 2013, the Company recorded non-cash interest expense of $134,408 and cash interest expense of $21,739 related to the 8% Note.

Note 10:   Geographic Operating Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publically traded companies.    Revenue is attributed to a particular geographic region based on where the services are earned. The following tables set forth revenues by domestic versus international regions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Geographic region
North America	$1,756,446	$1,215,511	$4,891,859	$3,120,544
Europe	346,385	-	346,385	-
Total revenues	$2,102,831	$1,215,511	$5,238,244	$3,120,544

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

Company overview

Issuer Direct Corporation (“Issuer Direct”, the “Company”, “we” “us” or “our”), a Delaware corporation, is a disclosure management and targeted communications company. Our integrated platform provides tools, technologies and services that enable our clients to disclose and disseminate information through our network.

Business Acquisition & Recent Developments

On August 22, 2013, the Company, ISDR and PrecisionIR consummated an Agreement and Plan of Merger (the “Acquisition Agreement”). Under the terms of the Acquisition Agreement, the Company paid $3,450,000 to certain debtors of PIR as full consideration to acquire all of the outstanding shares of PIR.

Businesses

We have consolidated our revenue into three revenue streams: disclosure management, shareholder communications and software licensing. Historically, we had reported our revenues in five streams – compliance and reporting services, printing and financial communications, fulfillment and distribution, software licensing, and transfer agent services. As a result of the acquisition of PIR on August 22, 2013, we determined the reclassification of revenues from the combined companies was needed to reflect both our core services as well as the newly acquired business of PrecisionIR.

Disclosure management

Our core disclosure business consists of our traditional Edgarization, document management, typesetting and pre-press design services, as well as our XBRL tagging services. In addition we have blended our stock transfer business into our disclosure management to better reflect the businesses that are regulated by the Securities and Exchange Commission.

We continue to see moderate gains in this business during the period, specifically with the frequency of work from our corporate issuer clients. Additionally, we are experiencing growth in the larger cap market space and a retraction in the more competitive small cap space where we tend to generate less margins. As we focus our direct efforts upstream to the larger cap clients we anticipate this trend to continue. In contrast, we continue to operate our reseller business, Issuer Services, whereby we manage the back office functions for our partner’s clients. This is where we anticipate some attrition in the smaller cap clients that we currently serve.  However, this reseller business is responsible for the better portion of our mutual fund tagging engagements. This is a growth driver for this business unit, generating both higher margins and higher than normal revenues.

Shareholder communications

As part of our commitment to shareholder disclosure and improved corporate transparency, we continue to expand this business. As part of the revenue stream realignment we have moved our core press release distribution, investor relation systems, market data cloud business with the services of PrecisionIR (Investor Outreach, Annual Report Service, Investor Hotline and Webcasting), and our proxy and printing business. These products and services represent our shareholder communications business.  By having our own market data cloud system for our press releases and investor relations systems, our products have been able to outperform our expectations. During fiscal 2014, we intend to begin licensing portions of our data business and application programming interfaces (“API’s”) to other providers and disseminators that are seeking a competitive replacement in the market.

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

Software licensing

Revenues from this business still tend to be directly tied to our core businesses, disclosure management and shareholder communications. Specifically, when corporate issuers conduct an annual meeting, purchase or upgrade their investor relations system, or during annual or quarterly earnings season, we tend to license our technology platforms for each of these examples. Although revenues from this business remain relatively small, we expect them to grow significantly over the next fiscal year as we begin to productize some of our shareholder communications and disclosure management system.

We continue to believe there is a significant demand for better quality datasets. We still remain one of the only companies in this industry utilizing the core financial data of XBRL to power our fundamentals for our Stock Charting & Fundamentals system. Today, we house over 20,000 companies in our data-cloud, which encompasses stock information, profile data, financial data and reports, fundamentals, news, videos and presentations. Over the past nine-months we have continued to build these data sets into our Disclosure Management System (DMS). This disclosure system allows corporate issuers and their constituents the ability to create, edit and publish information form one interface to regulators, markets and shareholders.

Our Technology Platform - Disclosure Management System (DMS)

Our DMS is a secure cloud-based business process reporting and automation solution that gives users the ability to disclose, manage, and communicate their respective messages from our enterprise SaaS network. Our unique disclosure process aims to create efficiencies not previously possible in areas of normal regulatory business functions of the public markets, where we can clearly improve processes, streamline complexities, while reducing expenditures, generally associated with reporting and disclosure.

Our DMS is the only secure workflow technology available today that allows officers, directors, compliance and investor relations professionals the ability to manage the entire back-office functions of their respective companies from one interface.

The industry as a whole has chosen to focus their solutions and platforms on one single business process or in some cases is dependent on a complex ERP or accounting system integration in hope of providing a clear ROI over long-term period. Unfortunately this approach required companies to invest deeply in enterprise wide systems, for the promise of efficiencies and cost savings. Our approach has been to focus on a collection of business processes that typically overlap service organizations, that have either been cumbersome, costly or broken; then, integrate, streamline and improve the flow of information in a more transparent and accurate manner, putting the control back in the hands of our clients. The result is better controls, improved processes, efficient disclosure and increased communication.

Today, the platforms that make up our disclosure management system are used by over 1,400 issuers, and mutual funds and by thousands of officers, directors and compliance and communication professionals. The systems include the following:

-	Regulatory compliance (Edgar & EBRL)
-	Real-time Financial Reviewers Guide
-	Investor Relation content management (CMS - content management system)
-	News Distribution
-	Webcasting / earnings calls
-	Annual Meeting planning and real-time proxy voting system
-	Stock issuances, and shareholder reporting
-	Social integration and investor outreach communications
-	Print on Demand & digital document library
-	Company Spotlight and Annual Report Content Management

Our Brands & Subsidiaries

-	Issuer Direct
-	PrecisionIR Group, Inc., and its subsidiaries
-	Direct Transfer (Wholly owned subsidiary – Direct Transfer, LLC.)
-	QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)
-	Issuer Services
-	iProxyDirect
-	iRDirect
-	XBRL Check
-	XAS Cloud

Results of Operations

Comparison of results of operations for the three and nine-month periods ended September 30, 2013 and 2012

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2013	2012	2013	2012
Disclosure management
Revenue	$857,759	$916,636	$3,133,812	$2,100,342
Gross Margin	$613,715	$681,385	$2,320,965	$1,423,918
Gross Margin %	72%	74%	74%	68%

Shareholder communications
Revenue	$1,150,666	$250,547	$1,842,098	$874,858
Gross Margin	$777,142	$145,466	$1,127,600	$446,060
Gross Margin %	68%	58%	61%	51%

Software licensing
Revenue	$94,406	$48,328	$262,334	$145,344
Gross Margin	$84,442	$47,828	$250,435	$143,600
Gross Margin %	89%	99%	95%	99%

Total
Revenue	$2,102,831	$1,215,511	$5,238,244	$3,120,544
Gross Margin	$1,475,299	$874,679	$3,699,000	$2,013,578
Gross Margin %	70%	72%	71%	65%

Revenues

Total revenue increased by $887,320, or 73%, to $2,102,831 during the three-month period ended September 30, 2013, as compared to $1,215,511 during the same period of fiscal 2012.  The overall increase during the three-month period ended September 30, 2013 as compared to the same period of fiscal 2012 is primarily due to an increase in shareholder communications revenue of $900,119.  Total revenue increased by $2,117,700, or 68%, to $5,238,244 during the nine-month period ended September 30, 2013, as compared to $3,120,544 during the same period of fiscal 2012.  The overall increase during the nine-month period ended September 30, 2013 as compared to the same period of fiscal 2012 is primarily due to an increase in disclosure management revenue of $1,033,470, and an increase in shareholder communications revenues of $967,240.  The increase in shareholder communications revenue during both the three and nine month periods ended September 30, 2013 as compared to the same periods of fiscal 2012 are primarily due to the inclusion of revenue from PrecisionIR between the date of the acquisition, August 22, 2013, and September 30, 2013.

 Disclosure management revenue decreased $58,877, or 6%, during the three-month period ended September 30, 2013 as compared to the same period in fiscal 2012.  While we anticipate that the company will continue to achieve moderate gains in this revenue stream as previously stated, revenue was down slightly during this period as management focused on pre and post-closing conditions as well as the necessary integration with PrecisionIR.  With the inclusion of the PrecisionIR customer base, we believe we now have a better opportunity to gain market share and revenue in this business and move upstream and provide more services to larger issuers, and also continue to secure more clients under annual contracts.  Disclosure management revenue increased $1,033,470, or 49%, during the nine-month period ended September 30, 2013 as compared to the same period in fiscal 2012.  The increase in revenue from disclosure management services during the nine month period ended September 30, 2013 as compared to the same period of fiscal 2012 is primarily attributable to the final phase in of the SEC’s three-year mandate for companies to begin filing quarterly and annual reports in XBRL format. A large portion of our clients prior to the acquisition of PrecisionIR were small reporting companies, and those companies were first required to file quarterly and annual reports in XBRL format for all periods ended after June 15, 2011. During the first six months of fiscal 2012, our small reporting clients were required to file their quarterly and annual reports in XBRL; however, they were first required to file in XBRL with detail footnote tagging for periods ended after June 15, 2012.  When the requirement for detail footnote tagging became effective, we were able to significantly increase our revenue per client. Therefore, the increase in revenue in the nine-month period ended September 30, 2013 as compared to the same periods in fiscal 2012 are largely because of the additional revenue earned from detail footnote tagging in the first half of fiscal 2013.

Shareholder communication revenue increased by $900,119 and $967,240 during the three and nine-month periods ended September 30, 2013, respectively, as compared to the same periods in fiscal 2012.  The increase in shareholder communication revenue is almost entirely attributable to the inclusion of PrecisionIR revenue of $931,955 between August 22, 2013, the date of the acquisition, and September 30, 2013.  We anticipate that we will achieve significant growth in shareholder communication revenue in the future due to the acquisition of PrecisionIR.  Furthermore, our revenues from these services have largely been project based in the past, however a significant portion of PrecisionIR revenues are earned under annual contracts, and therefore this revenue stream will become more predictable in the future.

Software licensing revenues increased by $46,078, or 95%; and $116,990, or 80%; respectively, during the three and nine-month periods ended September 30, 2013 as compared to the same periods in fiscal 2012, due partially to increased revenue from our market streams and investor relations platform.   We earned revenue of $30,033 from PrecisionIR’s webcasting business between August 22, 2013, the date of the acquisition, and September 30, 2013, which also attributed to the increase in revenue from software licensing.

No customers accounted for more than 10% of the operating revenues during the three and nine-month periods ended September 30, 2013 or September 30, 2012.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues increased by $286,700, or 84%; and $432,278, or 39%; during the three and nine-month periods ended September 30, 2013 as compared to the same periods of fiscal 2012. However, overall gross margins increased by $600,620, or 69%, to $1,475,299 during the three-month period ended September 30, 2013 as compared to $874,679 in the same period of fiscal 2012. Overall gross margins increased by $1,685,422, or 84%, to $3,699,000 during the nine-month period ended September 30, 2013 as compared to $2,013,578 in the same period of fiscal 2012.  Gross margins for the three-month period ended September 30, 2013 decreased slightly to 70% of revenue compared to 72% of revenue during the same period of fiscal 2012.  Gross margins for the nine-month period ended September 30, 2013 increased to 71% of revenue compared to 65% of revenue during the same period of fiscal 2012.

We achieved margins of 72% and 74%, respectively, from our disclosure management services during the three and nine-month periods ended September 30, 2013 as compared to 74% and 68% in same periods of fiscal 2012, primarily due to our XBRL service offerings, as we continue to gain operational efficiencies in performing these services.

Gross margins from our shareholder communications services increased to 68% and 61% of revenue during the three and nine-month periods ended September 30, 2013, respectively, as compared to 58% and 51% in the same periods of fiscal 2012.  As previously stated, our revenues from these services increased significantly in fiscal 2013 due to the inclusion of PrecisionIR revenues.  PrecisionIR has historically achieved margins of approximately 70% from these services, which has attributed to the improvement in gross margins in fiscal 2013, and should also lead to higher margins in the future.

Gross margins from software licensing were 89% and 95%, respectively, during the three and nine-month periods ended September 30, 2013, as compared to 99% and 99%, respectively, in the same periods of fiscal 2012.  Software revenue now includes PrecisionIR’s webcasting business, which will result in higher revenues in the future, but at slightly lower margins due to the cost of performing those services.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased by $287,093 during the three-month period ended September 30, 2013 as compared to the same period in fiscal 2012.  The increase in the three-month period ended September 30, 2013 as compared to the same period of fiscal 2012 was primarily due to an increase in professional services, including legal, accounting, and other consulting services, of $90,230 in our core Issuer Direct business largely due to the acquisition of PrecisionIR, and also the inclusion of PrecisionIR general and administrative expenses of $134,126 from August 22, 2013 through September 30, 2013.  General and administrative expenses increased by $414,849 during the nine-month period ended September 30, 2013 as compared to the same period of fiscal 2012.  The increase in the nine-month period ended September 30, 2013 as compared to the same period of fiscal 2012 was primarily due to an increase in professional services of $185,132 in our core Issuer Direct business largely due to the acquisition of PrecisionIR and therefore are primarily non-recurring, the inclusion of PrecisionIR general and administrative expenses of $134,126 from August 22, 2013 through September 30, 2013, and an increase in bad debt expense of $70,590 as we have grown our accounts receivable.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses.  Sales and marketing expenses increased by $209,916 during the three-month period ended September 30, 2013 as compared to the same period in fiscal 2012.  Sales and marketing expenses increased by $151,100 during the nine-month period ended September 30, 2013 as compared to the same period in fiscal 2012.  During both the three and nine-month periods ended September 30, 2013, the inclusion of PrecisionIR sales and marketing expenses contributed to $197,330 of the overall increase as compared to the same period of fiscal 2012.  As a percentage of revenue, sales and marketing expense was 18% and 14% during the three-month periods ended September 30, 2013 and 2012, and 15% and 19% during the nine-month periods ended September 30, 2013 and 2012.  We anticipate that sales and marketing expense in the future will continue to be in these ranges or lower.

Depreciation and Amortization

Depreciation and amortization expenses during the three and nine-month periods ended September 30, 2013 increased by $111,116 and $107,192, respectively, as compared to the same periods of fiscal 2012.  The increases are almost entirely attributable to the amortization of intangible assets recorded as result of the acquisition of PrecisionIR from August 22, 2013 to September 30, 2013.

Interest Income (Expense)

Net interest expense during the three and nine-month periods ended September 30, 2013 increased by $153,398 and $155,126, respectively, as compared to the same periods of fiscal 2012. On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the acquisition of PIR the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note will pay interest on each of March 31, June 30, September 30 and December 31, beginning on September 30, 2013, at a rate of 8% per year. The 8% Note will mature on August 22, 2015. Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.  In the event that the Company issues preferred stock in the future at a price below $3.99 per share, the conversion price would be adjusted to the per share price at which the preferred stock it sold.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits.  On the date the Company entered into the 8% Note Purchase Agreement, the Company’s stock price was $8.20 per share, and therefore the Company assigned a value of $2,500,000 to the common stock conversion feature and recorded this as debt discount and additional paid in capital.  The debt discount is being amortized over the two year life of the 8% Note.  During the three and nine-month periods ended September 30, 2013, the Company recorded non-cash interest expense of $134,408 and cash interest expense of $21,739 related to the 8% Note, which attributed almost entirely to the increase in interest expense.

Income Tax Expense

The company recorded income tax expense during the three and nine-month periods ended September 30, 2013 of $72,294 and $475,294, respectively, based on our estimated effective tax rate for fiscal 2013.  The company recorded income tax expense during the three-and nine month periods ended September 30, 2012 of $137,000 and $123,500, respectively, based on our estimated effective tax rate for fiscal 2012 through the end of the third quarter.

Net Income

Net income for the three-month period ended September 30, 2013 was $117,344 as compared to $213,591 in the same period of fiscal 2012.  Although our gross profit was significantly higher as previously discussed, we incurred significant non-cash expenses for amortization related to the acquisition of PIR, and incurred significant non-cash interest expenses related to the 8% Note with Red Oak, which had a negative impact on net income.  Net income for the nine-month period ended September 30, 2013 was $697,964 as compared to $192,603 in the same period of fiscal 2012.  The increase in net income during the nine months ended September 30, 2013 was due primarily to the increase in total revenue and gross profit previously discussed.

Liquidity and Capital Resources

As of September 30, 2013, we had $1,926,674 in cash and cash equivalents and $1,688,385 net accounts receivable. Current liabilities at September 30, 2013, totaled $3,928,264 including our accounts payable, deferred revenue, line of credit, accrued payroll liabilities, accrued postage, income taxes payable, and other accrued expenses. At September 30, 2013, our current assets exceeded our current liabilities by $528,570.

As of September 30, 2013, we owed $500,000 under our line of credit, as we borrowed $500,000 on the line to partially finance the acquisition of PrecisionIR. Effective April 30, 2013, we renewed our line of credit and increased the amount of funds available to 75% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000.  As of September 30, 2013, the Company had approximately $355,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the acquisition of PIR, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note will pay interest on each of March 31, June 30, September 30 and December 31, beginning on September 30, 2013, at a rate of 8% per year. The 8% Note will mature on August 22, 2015. If event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%.  The 8% Note is secured by all of the assets of the Company and is subordinated to the Company’s obligations to its primary financial institution.  Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits.

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

2013 Outlook and Strategy

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

The Company’s outlook for the remaining part of 2013 is strong. By factoring in the business of PrecisionIR with Issuer Directs' core operations, management continues to feel confident in its ability to execute against its objectives and strategy, and to generate significant growth in revenue and earnings before interest, taxes, depreciation, and amortization expense over the next several quarters.

We will spend a considerable amount of time in the remaining part of 2013 and all of 2014 expanding the revenues per issuer, something the Company refers to as the ARPI, (Average Revenue Per Issuer) – The execution of this strategy will allow the Company to deliver on its growth plans as well as increase its market share in the businesses it focuses. It is our belief; we will have success expanding the number of services per client, as well as the continued organic success in acquiring new clients.

In North America we will continue to execute on our initiatives of market expansion while maintaining our overall margins in our core business as well as our newly acquired shareholder communication business from PrecisionIR.

In Europe, we are focused on expanding new opportunities with the exchanges as well as the leading brokerage communities. We believe that the PrecisionIR business will allow us to explore new markets for our core disclosure business.

Overall, the demand for corporate services continues to be strong in the segments we serve.  In a portion of our business, we will continue to see demand shift from traditional printed materials to more of a hybrid or print-on-demand solution. We are positioned uniquely in this space to be both competitive and agile to deliver these solutions to the market at the same or higher gross margins.

We expect to continue to focus on the following key strategic initiatives during the remaining part of 2013:

-	The final steps in integration between Issuer Direct and the global operations of PrecisionIR;
-	Profitable sustainable growth;
-	Continue to generate significant cash flows from operations;
-	Increase ARPI; and
-	Expand customer base.

We continue to believe there is significant demand for our products among the large, middle and small cap markets that are seeking to find a better systems and tools to disseminate and communicate their respective messages.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

    During the three month period ended September 30, 2013, we acquired PrecisionIR , which significantly increased the size of our business.  We have reviewed the internal control processes of PrecisionIR, and we regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  We do not believe that the acquisition of PrecisionIR or any other changes in our internal control that occurred during the period covered by this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

A larger portion of our revenue is now generated overseas and the unstable global financial markets may adversely impact our revenue.

A larger portion of our revenue is now generated in Europe.  Global financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our ability to perform services.

The conversion by Red Oak under its 8% convertible promissory note at $3.99 per share will cause dilution and the resale of the shares of common stock by Red Oak into the public market, or the perception that such sales may occur, could cause the price of our common stock to fall.

On August 22, 2013, the Company entered into the 8% Note Purchase Agreement relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% Note with Red Oak Partners.  The 8% Note will mature on August 22, 2015.  Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.  At such a conversion price, Red Oak may potentially convert into 626,566 shares of our common stock, or approximately 24% of our current number of shares outstanding after conversion.  On the date the Company entered into the 8% Note Purchase Agreement, the Company’s stock price was $8.20 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits.  Additionally, as part of the 8% Note Purchase Agreement, the Company granted Red Oak certain registration rights.  Specifically, the Company has agreed, within six months following the closing of the purchase and sale of the 8% Note, to file with the SEC a registration statement covering the resale of the shares issuable upon conversion of the 8% Note. Either through Rule 144 of the Securities Act or the registration statement, the resale of such a substantial number of shares of our common stock relative to our current market capitalization into the public market by Red Oak, or the perception that such sales may occur, could significantly depress the market price of our common stock and cause substantial dilution to our existing stockholders.

There have been no other material changes to our risk factors as previously disclosed in our most recent 10-K filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 22, 2013, the Company entered into a 8% Note Purchase Agreement relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% Note with Red Oak. Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share for up to a potential of 625,566 of our shares of common stock.  The securities issued to Red Oak were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

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

ISSUER DIRECT CORPORATION

November 14, 2013	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer