Form 10-K
period 2013-12-31
ISSUER DIRECT CORP
filed 2014-03-06
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2013

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's second fiscal quarter, was approximately $13,545,150 based on the closing price reported on such date of the registrant's common stock.

As of March 6, 2014, the number of outstanding shares of the registrant's common stock was 2,039,439.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2014 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Table of Contents

	PART I

Item 1.	Description of Business	4
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	12
Item 2.	Description of Property	12
Item 3.	Legal Proceedings	12
Item 4.	Mine Safety Disclosures	12

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	13
Item 6.	Select Financial Data	13
Item 7.	Management’s Discussion and Analysis and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8.	Financial Statements and Supplementary Data	20
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A(T).	Controls and Procedures	20
Item 9B.	Other Information	21

	PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	22
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	22
Item 14.	Principal Accountant Fees and Services	22

	PART IV
Item 15.	Exhibits	23
	Signature	24

EX-21.1	Subsidiaries of the Registrant
EX-23.1	Consent of Independent Registered Public Accounting Firm
EX-31.1	Chief Financial Officer Certification Pursuant to Section 302
EX-31.2	Chief Financial Officer Certification Pursuant to Section 302
EX-32.1	Chief Executive Officer Certification Pursuant to Section 906
EX-32.2	Chief Financial Officer Certification Pursuant to Section 906

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

The following list of important risk factors is not all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Dependence on key personnel.

●	Fluctuation in quarterly operating results and seasonality in certain of our markets.

●	Our ability to raise capital to fund our operations or future growth.

●	Our ability to successfully integrate and operate acquired or newly formed entities, ventures and or subsidiaries.

●	Changes in laws and regulations that affect our operations.

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

PART I

ITEM 1. BUSINESS.

Company Overview

Issuer Direct Corporation (Issuer Direct Corporation and its subsidiaries are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted). We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation. Our executive offices are located at 500 Perimeter Park Drive, Suite D, Morrisville, North Carolina, 27560.

Businesses

The Company strives to be a market leader and innovator of disclosure management solutions, shareholder communications tools and cloud–based compliance technologies. With a focus on corporate issuers and mutual funds, the Company alleviates the complexity of maintaining compliance with its integrated portfolio of products and services that enhance companies' ability to efficiently produce and distribute their financial and business communications both online and in print.

We work with a diverse client base in the financial services industry, including brokerage firms, banks, mutual funds, corporate issuers, shareholders, investor relations officers, and professional firms such as accountants and the legal community. Corporate issuers utilize our cloud-based technologies and services from document creation all the way to dissemination to regulatory bodies and shareholders. We generate revenue from all of our services during the lifecycle.

 In 2013, we consolidated our revenue into three revenue streams:  disclosure management, shareholder communications and software licensing.  Historically, we had reported our revenues in five streams – compliance and reporting services, printing and financial communications, fulfillment and distribution, software licensing, and transfer agent services. As a result of the acquisition of PrecisionIR Group, Inc (“PIR” or “PrecisionIR”) on August 22, 2013, we determined the reclassification of revenues from the combined companies was needed to reflect both our core services as well as the newly acquired business of PrecisionIR.

Disclosure management

Our core disclosure business consists of our traditional Edgarization, document management, typesetting and pre-press design services, as well as our XBRL tagging services. In addition we are now reporting our stock transfer revenues as part of our disclosure management revenue stream to better reflect the businesses that are regulated by the Securities and Exchange Commission.

We continue to see moderate gains in this business, specifically with the frequency of work from our corporate issuer clients. Additionally, we are experiencing growth in the larger cap market space and a retraction in the more competitive small cap space where we tend to generate lower margins. As we focus our direct efforts upstream to the larger cap clients we anticipate this trend to continue. In contrast, we continue to operate our reseller business, Issuer Services, whereby we manage the back office functions for our partner’s clients. This is where we anticipate seeing some attrition in the smaller cap clients that we currently serve.  Our reseller business has shown significant strides in the mutual fund tagging business. This is a growth driver for this business unit, generating both higher margins and higher than normal revenues compared to the corporate issuer business.

Shareholder communications

As part of the revenue stream realignment, we are now reporting our core press release distribution, investor relation systems and market data cloud business together with the services of PrecisionIR  (Investor Outreach, Annual Report Service, Investor Hotline and Webcasting), as well as our proxy and printing business. These products and services represent our shareholder communications business.  By having our own market data cloud system for our investor relations systems, our products have been able to outperform our expectations in the market compared to our competitors. During fiscal 2014, we intend to begin licensing portions of our data business and application programming interfaces (“API’s”) to other providers and disseminators that are seeking a competitive replacement in the market.  We are committed to continuing to expand revenue from this business.

Additionally, our shareholder communications business offers additional cloud-based product suites that provide both corporate issuer and market data distribution partners the ability to connect to our market data cloud to access virtually hundreds of customizable data sets for thousands of public companies, as well as the compliance driven modules of whistleblower, Investor Hotline, Social Disclosure, and our e-Notify request system.

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

We continue to believe there is a significant demand for better quality datasets. We are one of the only companies in this industry utilizing the core financial data of XBRL to power our fundamentals for our Stock Charting & Fundamentals system. Today, we maintain data on over 20,000 companies in our data-cloud, which encompasses stock information, profile data, financial data and reports, fundamentals, news, videos and presentations. During fiscal 2013, we have continued to build these data sets into our Disclosure Management System (DMS). This disclosure system allows corporate issuers, and their constituents the ability to create, edit and publish information from one interface to regulators, markets and shareholders.

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

The industry as a whole has chosen to focus their solutions and platforms on one single business process or in some cases are dependent on a complex ERP or accounting system integration, in hopes of providing a clear ROI over a long-term period. Unfortunately this approach requires companies to invest deeply in enterprise wide systems, for the promise of efficiencies and cost savings. Our approach has been to focus on a collection of business processes that typically overlap service organizations, that have either been cumbersome, costly or broken; then, integrate, streamline and improve the flow of information in a more transparent and accurate manner, putting the control back in the hands of our clients. The result is better controls, improved processes, efficient disclosure and increased communication.

Today, the platforms that make up our disclosure management system are used by over 1,500 issuers and mutual funds and by thousands of officers, directors and compliance and communication professionals. The systems include the following:

-	Regulatory compliance (Edgar & XBRL)
-	Real-time Financial Reviewers Guide
-	Investor Relation content management (CMS - content management system)
-	News Distribution
-	Webcasting / earnings calls
-	Annual Meeting planning and real-time proxy voting system
-	Stock issuances, and shareholder reporting
-	Social integration and investor outreach communications
-	Print on Demand & digital document library
-	Company Spotlight and Annual Report Content Management

Our Brands & Subsidiaries

-	Issuer Direct
-	PrecisionIR Group, Inc., and its subsidiaries
-	Direct Transfer (Wholly owned subsidiary – Direct Transfer, LLC.)
-	QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)
-	Issuer Services
-	iProxy Direct
-	iR Direct
-	Annual Report Service (ARS)
-	Company Spotlight
-	XBRL Check
-	XAS Cloud

Business Acquisition & Recent Developments

On August 22, 2013, the Company, and PrecisionIR Group Inc. (“PIR” or “PrecisionIR”) consummated an Agreement and Plan of Merger (the “Acquisition Agreement”). Under the terms of the Acquisition Agreement, the Company paid $3,450,000 to certain creditors of PIR as full consideration to acquire all of the outstanding shares of PIR.

In connection with and to partially fund the PrecisionIR transaction and simultaneously with the closing of the merger, the Company entered into a Securities Purchase Agreement   (the “Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Notes”) with Red Oak Partners LP (“Red Oak”). The 8% Note pays interest on each of March 31, June 30, September 30 and December 31, which began on September 30, 2013, at a rate of 8% per year. The 8% Notes will mature on August 22, 2015. If event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%.  The 8% Notes are secured by all of the assets of the Company and are subordinated to the Company’s obligations to its primary financial institution.

Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Notes into shares of the Company’s common stock at a conversion price of $3.99 per share. The conversion price will be adjusted for certain events, such as stock dividends and stock splits.

Our Strategy

Our strategy incorporates a blend of organic growth fostered by the selective pursuit of operational and financial strategies along with prudent acquisitions of systems and technologies that dovetail into our corporate key strengths and initiatives. As the market continues to intensify for the solutions we offer, it is evident that issuers are seeking a single source, less complex way of reporting, maintaining compliance and communicating with their shareholders.

The premise of our disclosure management system is to provide a comprehensive set of services that comprise an end-to-end solution, enabling us to be the service provider of choice to the public markets.

Our sales organization is focused not only on increasing the number of clients we serve, but also on increasing revenue per client by increasing the number of services each client utilizes. During fiscal 2014, we plan to further commercialize our proprietary cloud-based disclosure management system to both corporate issuers and the reseller community.

We also will continue to develop disruptive technologies that will continue to differentiate us in the market. We have become known as a leading single source provider of disclosure management solutions for public companies. Our commitment to quality, scalability and accuracy will continue in each new solution we bring to market. We will continue to evaluate complimentary verticals and systems that we can integrate well and into our current platforms.

Sales and Marketing

As a result of the acquisition of PrecisionIR in August 2013, we combined our sales and marketing organization. This newly combined organization maintains a sales presence both in North America as well as in Europe. We operate a group of both field sales executives as well as a direct telesales business. Both these organizations are supported by our highly trained subject matter experts and the Issuer Services group.

During fiscal 2014, we will continue to strengthen our brands in the market, and continue to focus on cross selling to increase the average revenues per issuer (“ARPI”) as well as increase the number of clients that work with us. We believe our Direct Transfer, iProxy Direct and our new iR Direct system, coupled with the recent additions of our Annual Report Service, Webcasting and Investor Hotline products will afford us the luxury of becoming a mainstay in the back offices of our clients. These leading solutions depend upon our proprietary technologies and software that generally derives higher than average gross margins and over the long term will make up a good portion of revenue from each and every client we serve.

We also work in partnership with other financial portals; filing agents, transfer agents and compliance and communications professionals to provide both our technologies and services to their target clients under agreements and white label services.

Our technology premise continues to foster developments in our workflow solutions. Authorized users of a corporate issuer or mutual fund/administrator can do the following with our workflow portal:

●	Create, monitor and approve regulatory filings
●	Create, edit and collaborate on XBRL filings with XBRL Check
●	File LIVE ownership documents and other popular EDGAR forms
●	Monitor proxy/annual meeting votes in real-time
●	Create, edit and publish Investor Relations content
●	Create, manage and monitor earnings calls and Webcasts
●	Create, manage and distribute news and other corporate information to markets and holders
●	Manage and communicate with shareholders
●	Monitor share activity and issue stock certificates
●	Manage more than one corporate issuer or fund family at the same time

We will continue to make investments in our technology, as we transition our business from a historically service-oriented business to more of a technology enabled product and service company. In all of our offerings, quality, turn-around times, accuracy, and scalability as well as the need to preserve the confidential content of our clients is of utmost importance and part of our core values.

Industry Overview

The business services industry as it relates to compliance and reporting is highly fragmented, with hundreds of independent service companies that provide a range of financial reporting, document management services and with a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. During 2013 we continued to spend a considerable amount of time growing several new service offerings beyond our traditional compliance reporting and transaction services business. These new offerings will afford the Company the ability to even out our revenue seasonality and provide a new baseline of reoccurring annualized revenues, which are recognized on a quarterly basis.

The financial print and reporting industry is highly fragmented and made up of dozens of service providers that provide a limited range of document management, financial reporting, and printing services. Printing services, specifically financial printing services in general are competitive and highly commoditized, with a tendency to produce slimmer margins than financial reporting and related shareholder disclosure services. Much of the industry is made up of small “mom and pop” shops that offer basic reporting conversion services.  Beyond that, there are the dominant providers that offer a deeper breath and well-rounded blend of products and services to the capital markets. We are one of the few companies in the industry that are focused on providing a complete solution of disclosure reporting and shareholder communication delivery, including proxy and transfer agency.

The largest financial printers in general gear their operations towards the largest publicly traded companies in the market whereas we believe we have a greater ability to provide a complete solution to a broader audience in the medium and smaller-cap public markets.

Competition

Despite some consolidation in recent years, the industry remains both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality and the ability to service client demands. Management has partially offset the risks relating to competition as well as the seasonality by introducing unique technologies, automation and strategic directives, that have sustained margins, improved its overall market share and successfully been disruptive to its competitors. The success is directly linked to our Disclosure Management System, Market Data Cloud and long standing channel partner relationships.

Management also reviews the Company’s operations on a regular basis to balance its growth with opportunities to maximize efficiencies and to support the Company’s long-term strategic goals. We believe by blending our workflow technologies with our legacy service offerings we are able to offer a comprehensive set of products and solutions to each of our clients that most competitors cannot offer today.

We believe we are positioned to be the disclosure management provider of choice as a cost-effective alternative to both small regional providers and global providers. We believe we benefit from our location in North Carolina, as we do not experience significant competition for sales, customer service, or production personnel.

Customers

As of December 31, 2013, our customers include a wide variety of issuers, mutual funds, law firms, brokerage firms, banks, individuals, and other institutions. We did not have any customers during the year ended December 31, 2013 that accounted for more than 10% of our revenue.

Employees

As of December 31, 2013, we employed fifty-five full-time employees as compared to twenty-four full-time employees and two part-time employees at December 31, 2012, none of which are represented by a union. As of the date herein, our employee’s work in our corporate offices in North Carolina and our satellite offices in Chesterfield, Virginia, and London England.

Facilities

Our headquarters are located in Morrisville, North Carolina. We occupy 16,059 square feet of office space pursuant to a six- year lease, we additionally occupy a 20,000 square foot warehouse on a month-to-month basis in the same building, we believe we have sufficient space to sustain our growth through 2016. Additionally, as a result of the acquisition of PrecisionIR, Group, Inc. we also have 7,500 square feet of office space located at Chesterfield, VA, and London England.

Insurances

We maintain both a general business liability policy and an errors and omissions policy in excess of $5,000,000 specific to our industry and operations. We believe that our insurance policy provides adequate coverage for all reasonable risks associated with operating our business. Additionally, we maintain a Directors and Officers insurance policy, which is standard for our industry and size. We also maintain key man life insurance on our Chief Executive Officer, our Chief Financial Officer, and two other key individuals.

Regulations

The securities and financial services industries generally are subject to regulation in the United States and elsewhere. Regulatory policies in the United States and the rest of the world are tasked with safeguarding the integrity of the securities and financial markets with protecting the interests of both issuers and shareholders.

In the United States, corporate issuers are subject to regulation under both federal and state laws, which often require public disclosure and regulatory filings. At the federal level, the Securities and Exchange Commission (“SEC”) regulates the securities industry, along with the Financial Industry Regulatory Authority, or FINRA, formally known as NASD, and NYSE market regulations, various stock exchanges, and other self-regulatory organizations (“SRO”).

In the Europe Union (EU), the securities and reporting authorities tend to be based on exchanges as well as individual country disclosure requirements. We currently work with our stock exchange partners to deliver our solutions. We believe this is our best approach as this market is highly complex and divided in comparison to our North American markets.

We operate our filing agent business and transfer agent business under the direct supervision and regulations of the SEC.

Our transfer agency business, Direct Transfer is subject to certain regulations, which are governed, without limitation by the SEC, with respect to registration with the SEC, annual reporting, examination, internal controls, tax reporting, escheatment services. Our transfer agency is approved to handle the securities of NYSE, NASDAQ and the Over the Counter listed securities; as well we select issuers traded on TSX.

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

Risks related to our business

Revenue related to disclosure documents is subject to regulatory changes and volatility in demand, which could adversely affect our operating results.

We anticipate that our disclosure management services business will continue to contribute to our operating results going forward. The market for these services depends in part on the demand for investor documents, which is driven largely by capital markets activity and the requirements of the SEC and other regulatory bodies. Any rulemaking substantially affecting the content of documents to be filed and the method of their delivery could have an adverse effect on our business. Our disclosure management revenues may be adversely affected as clients implement technologies enabling them to produce and disseminate documents on their own.

The environment in which we compete is highly competitive, which creates adverse pricing pressures and may harm our business and operating results if we cannot compete effectively.

Competition in our businesses is intense. The speed and accuracy with which we can meet client needs, the price of our services and the quality of our products and supporting services are factors in this competition. In our disclosure management business, we compete directly with several other service providers having similar degrees of specialization.

 Our print and financial communications business faces diverse competition from a variety of companies including commercial printers, in-house print operations, direct marketing agencies, facilities management companies, software providers and other consultants. In commercial printing services, we compete with general commercial printers, which are far more numerous than those in the financial printing market.

These competitive pressures could reduce our revenue and earnings.

A larger portion of our revenue is now generated overseas and the unstable global financial markets may adversely impact our revenue.

After the acquisition of PIR, a larger portion of our revenue is now generated in Europe.  Global financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our ability to perform services.

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

Our business is subject to risks associated with the cost and availability of paper, ink, other raw materials, and energy. Increases in the costs of these items may increase our costs, and we may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact our customers’ demand for printing and related services. A severe paper or multi-market energy shortage could have an adverse effect upon many of our operations. Our business strategy in 2014 will be to monitor trends in the market and make advance purchases of such raw materials as paper in quantities greater than our traditional just-in-time needs. By doing so, we believe we will be able to stabilize overall margins in our print segments due to pricing pressures and competitiveness.

Our business could be harmed if we do not successfully manage the integration of PrecisionIR, or other businesses that we may acquire.

On August 22, 2013, the Company, and PrecisionIR Group Inc. (“PIR” or “PrecisionIR”) consummated an Agreement and Plan of Merger (the “Acquisition Agreement”).   Furthermore, as part of our continued business strategy, we will continue to evaluate and acquire as practical other businesses that complement our core capabilities.

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

We have incurred operating losses in the past and may do so again in the future

The Company has incurred operating losses in the past and may do so again in the future.  At December 31, 2013, the Company had only $285,132 of retained earnings. Although we have generated positive cash flows from operations for the past five years, there can be no assurances that we will be able to do so in the future.  As we integrate PrecisionIR, we could experience fluctuations in our cash flows from operations and retained earnings and there are no guarantees that our business can continue to generate the current revenue levels.

Our business may be affected by factors outside of our control.

Our ability to increase sales and to profitably deliver and sell our service offerings is subject to a number of risks, including changes to corporate disclosure requirements, regulatory filings and distribution of proxy materials, competitive risks such as the entrance of additional competitors into our market, pricing and competition and risks associated with the marketing of new services in order to remain competitive.

If potential customers take a long time to evaluate the use of our services, we could incur additional selling expenses and require additional working capital.

The acceptance of our services depends on a number of factors, including the nature and size of the potential customer base, the effectiveness of our system, and the extent of the commitment being made by the potential customer, and is difficult to predict.  Currently, our sales and marketing expense per customer are fairly low. If potential customers take longer than we expect to decide whether to use our services and require that we travel to their sites, present more marketing material, or spend more time in completing the sales process, our selling expenses could increase, and we may need to raise additional capital sooner than we would otherwise need to.

The seasonality of business makes it difficult to predict future results based on specific fiscal quarters.

A greater portion of our printing, distribution and solicitation of proxy materials business will be processed during our second fiscal quarter. Therefore, the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we will attempt to continue to grow our other revenue streams since they are linked to predictable periodic activity that is cyclical in nature.

The conversion by Red Oak under its 8% convertible promissory note at $3.99 per share will cause dilution and the resale of the shares of common stock by Red Oak into the public market, or the perception that such sales may occur, could cause the price of our common stock to fall.

On August 22, 2013, the Company entered into the 8% Note Purchase Agreement relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% Note with Red Oak Partners.  The 8% Note will mature on August 22, 2015.  Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.  At such a conversion price, Red Oak may potentially convert into 626,566 shares of our common stock, or 23.88% of our common shares outstanding following the conversion.  On the date the Company entered into the 8% Note Purchase Agreement, the Company’s stock price was $8.20 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits.  Additionally, as part of the 8% Note Purchase Agreement, the Company granted Red Oak certain registration rights.  Recently, the Company filed a registration statement with the SEC covering the resale of 300,652 shares issuable upon conversion of the 8% Note. Either through Rule 144 of the Securities Act or the registration statement, the resale of such a substantial number of shares of our common stock relative to our current market capitalization into the public market by Red Oak, or the perception that such sales may occur, could significantly depress the market price of our common stock and cause substantial dilution to our existing stockholders.

Risks Related to Our common stock; Liquidity Risks

The price of our common stock may fluctuate significantly, which could lead to losses for stockholders.

               The stock prices of smaller public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. We expect our stock price to be similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of our prospects or companies in our market could also depress our stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

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

An investment in the shares involves a high degree of risk. An investment in shares of our common stock is suitable only for investors who can bear a loss of their entire investment.  We paid dividends in 2012, and in part of fiscal 2013, but there can be no assurances that dividends will be paid in the future in the form of either cash or stock.

We currently have authorized but unissued “blank check” preferred stock.  Without the vote of our shareholders, the Board of Directors, with the prior written consent of Red Oak, may issue such preferred stock with both economic and voting rights and preferences senior to those of the holders of our common stock.  Any such issuances may negatively impact the ultimate benefits to the holders of our common stock in the event of a liquidation event and may have the effect of preventing a change of control and could dilute the voting power of our common stock and reduce the market price of our common stock.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.             PROPERTY.

We occupy 16,059 square feet of office space pursuant to a six-year lease, we additionally occupy a 20,000 square foot warehouse on a month-to-month basis in the same building, we believe we have sufficient space to sustain our growth through 2016. Additionally, as part of the acquisition of PrecisionIR, we also have 7,500 square feet of office space located at Chesterfield, VA 23236, and London England.

ITEM 3.             LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation that arises through the normal course of business.  As of the date of this filing, we are not a party to any litigation nor are we aware of any such threatened or pending litigation.

ITEM 4.            MINE SAFETY DISCOLSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for common stock

Our common stock currently trades on the OTC Bulletin Board under the symbol “ISDR.” The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Fiscal 2013
Quarter Ended March 31, 2013	$5.55	$3.00
Quarter Ended June 30, 2013	6.75	4.10
Quarter Ended September 30, 2013	8.60	6.05
Quarter Ended December 31, 2013	11.92	6.54
Fiscal 2012
Quarter Ended March 31, 2012	$3.33	$1.80
Quarter Ended June 30, 2012	4.05	2.76
Quarter Ended September 30, 2012	3.00	2.60
Quarter Ended December 31, 2012	3.74	2.80

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

Holders of Record

As of December 31, 2013, there were approximately 200 registered holders of record of our common stock and 2,006,689 shares outstanding.

Issuer Purchases of Equity Securities

The Company has not repurchased any shares of common stock during the years ended December 31, 2013 or 2012.

Dividends

Prior to December 31, 2011, we had never paid cash dividends on our common stock.  During the year ended December 31, 2012, we paid dividends totaling $270,590, or $0.14 per share.  During the year ended December 31, 2013, we paid dividends totaling $117,286, or $0.03 per share.  However, there can be no assurances that dividends will be paid in the future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

ITEM 6.    SELECT FINANCIAL DATA

Summary of Operations for the periods ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Statement of Operations
Revenue	$8,842,229	$4,305,566
Cost of revenues	2,577,891	1,501,158
Gross profit	6,264,338	2,804,408
Operating costs	4,564,113	2,247,275
Operating income	1,700,225	557,133
Net interest expense	(515,648)	(401)
Income tax expense	(556,000)	(251,000)
Net income	$628,577	$305,732

Concentrations:

For the years ended December 31, 2013 and December 31, 2012, we generated revenues from the following revenue streams as a percentage of total revenue:

	2013	2012
Revenue Streams
Disclosure management	45.0%	69.7%
Shareholder communications	49.3%	25.9%
Software licensing	5.7%	4.4%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase or decrease for the years ended December 31, 2013 and December 31, 2012:

	Year ended December 31,
	2013	2012	% change
Revenue Streams
Disclosure management	$3,974,640	$2,999,562	32.5%
Shareholder communications	4,362,404	1,116,759	291.6%
Software licensing	505,185	189,245	166.9%
Total	$8,842,229	$4,305,566	105.4%

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

2013 Overview

For the year ended December 31, 2013, total revenue increased 105% to $8,842,229 from $4,305,566 in fiscal 2012, an increase of $4,536,663.  Revenues from all three of our revenue streams increased in fiscal 2013 as compared to the prior year.  Revenue from disclosure management services increased to $3,974,640 in the year ended December 31, 2013 from $2,999,562 in fiscal 2012, and revenue from software licensing increased to $505,185 during the year ended December 31, 2013 from $189,245 in fiscal 2012.  However, the largest increase in revenue came from our shareholder communication services, which increased to $4,362,404 in the year ended December 31, 2013 from $1,116,759 in fiscal 2012, an increase of $3,245,645.  This increase in revenues from shareholder communication services was primarily due to service offerings added with the acquisition of PrecisionIR on August 22, 2013.

For the year ended December 31, 2013, operating expenses increased to $4,564,113 as compared to $2,247,275 in fiscal 2012.  The increase in operating expenses in fiscal 2013 as compared to fiscal 2012 are primarily due to our expanded infrastructure with the acquisition in PIR, amortization expenses incurred related to the PIR acquisition, as well as general increases in personnel cost and sales and marketing efforts to support a larger organization.

Our income before taxes in fiscal 2013 increased to $1,184,577 compared to $556,732 in fiscal 2012. Net income was $628,577 in fiscal 2013 as compared to $305,732 in fiscal 2012.

In fiscal 2014, we anticipate that our revenue from shareholder communications will continue to account for a significant portion of our revenue, as we have a full year of revenues from the services obtained with the acquisition of PIR.  We also anticipate revenues from both disclosure management services and software licensing will continue to grow as we roll out new technologies, and cross sell services to customers obtained from PIR.  We plan to focus on both organic growth and consider acquisitions of complementary businesses.

Results of Operations

Comparison of results of operations for the years ended December 31, 2013 and 2012

	Year ended
	December 31,
Revenue Streams	2013	2012
Disclosure management
Revenue	$3,974,640	$2,999,562
Gross margin	$2,924,114	$2,082,282
Gross margin %	74%	69%

Shareholder communications
Revenue	4,362,404	1,116,759
Gross margin	2,898,513	535,029
Gross margin %	66%	48%

Software licensing
Revenue	505,185	189,245
Gross margin	441,711	187,097
Gross margin %	87%	99%

Total
Revenue	$8,842,229	$4,305,566
Gross margin	$6,264,338	$2,804,408
Gross margin %	71%	65%

Revenues

Total revenue increased by $4,536,663, or 105%, to $8,842,229 during the year ended December 31, 2013, as compared to $4,305,566 in fiscal 2012.  The overall increase in revenue during fiscal 2013 as compared to fiscal 2012 is attributable to increases in all three revenue streams as compared to the prior year.  Revenue from disclosure management services increased $975,078, revenue from shareholder communications increased $3,245,645, in large part due to the acquisition of PrecisionIR, and revenue from software licensing increased $315,940.

Disclosure management services increased $975,078, or 33%, during the year ended December 31, 2013 as compared to fiscal 2012. Effective for all periods ended after June 15, 2012, smaller reporting companies were required to add detail footnote tagging to their quarterly and annual filings. This has led to significant revenue opportunities for us, as we have been able to significantly increase the amount of revenue per filing.  Therefore, revenue from XBRL services per client increased in the second half of fiscal 2012, and for the full year ended December 31, 2013. We have also increased the number of clients for whom we perform XBRL services through organic growth.  We intend to continue to increase revenue from disclosure management services as we cross sell services to former PIR customers, and through organic growth.

Shareholder communication revenue increased $3,245,645, or 290% during the year ended December 31, 2013 as compared to fiscal 2012.  The increase in shareholder communication revenue is attributable to the inclusion of PrecisionIR revenue between August 22, 2013, the date of the acquisition, and December 31, 2013.  We anticipate that we will achieve significant growth in shareholder communication revenue in the future due to the acquisition of PrecisionIR.  Furthermore, our revenues from these services have largely been project based in the past, however a significant portion of PrecisionIR revenues are earned under annual contracts, and therefore this revenue stream will become more predictable in the future.

Software licensing revenues increased by $315,940, or 167% during the year ended December 31, 2013 as compared to fiscal 2012, due partially to increased revenue from our market streams and investor relations platform.   We also earned revenue of $169,836 from PrecisionIR’s webcasting business between August 22, 2013, the date of the acquisition, and December 31, 2013, which also attributed to the increase in revenue from software licensing.

2013 Revenue Backlog

At December 31, 2013, we have recorded deferred revenue of $1,053,401 that we expect to recognize throughout 2014.   Deferred revenue primarily consists of customers who have prepaid for PIR’s annual report service, and customers under annual XBRL contracts.

Cost of Services

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues increased by $1,076,733, or 72% during the year ended December 31, 2013 as compared to the same periods of fiscal 2012. However, overall gross margins increased by $3,459,930, or 123%, to $6,264,338 during the year ended December 31, 2013 as compared to $2,804,408 in the same period of fiscal 2012.  Gross margins for the year ended December 31, 2013 increased to 71% of revenue compared to 65% of revenue during the same period of fiscal 2012.

We achieved margins of 74% from our disclosure management services during the year ended December 31, 2013 as compared to 69% in fiscal 2012, primarily due to our XBRL service offerings, as we continue to gain operational efficiencies in performing these services.

Gross margins from our shareholder communications services increased to 66% as compared to 48% in fiscal 2012.  As previously stated, our revenues from these services increased significantly in fiscal 2013 due to the inclusion of PrecisionIR revenues.  PrecisionIR has historically achieved margins of approximately 70% from these services, which has attributed to the improvement in gross margins in fiscal 2013, and should also lead to higher margins in the future.

Gross margins from software licensing were 87% in the year ended December 31, 2013, as compared to 99% in fiscal 2012. Software revenue now includes PrecisionIR’s webcasting business, which will result in higher revenues in the future, but at slightly lower margins due to the cost of performing those services.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses increased $1,172,394 during the year ended December 31, 2013 as compared to fiscal 2012.

The increase in the year ended December 31, 2013 as compared to fiscal 2012 was primarily due to an increase in professional services of $285,605 largely due to the acquisition of PrecisionIR and therefore are primarily non-recurring.  We also had an increase in personnel cost in the core Issuer Direct business of $97,782, an increase in bad debt expense of $74,227 related to the legacy Issuer Direct customer base as we have grown our accounts receivable, and the inclusion of PrecisionIR general and administrative expenses of $649,985 from August 22, 2013 through December 31, 2013.  We anticipate that general and administrative expenses will increase in fiscal 2014 as we have a full year of operations with PrecisionIR.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the year ended December 31, 2013 increased by $788,614 as compared to fiscal 2012.  This increase is entirely attributable to the inclusion of PrecisionIR sales and marketing activities from August 22, 2013 to December 31, 2013, which totaled $868,028.

As a percentage of revenue, sales and marketing expense was 18% during both the years ended December 31, 2013 and 2012. We anticipate that sales and marketing expense in the future will continue to be in these ranges or lower.

Depreciation and Amortization

Depreciation and amortization expenses during the year ended December 31, 2013 increased to $494,179 as compared to $138,349 during fiscal 2012.  The increases are almost entirely attributable to the amortization of intangible assets recorded as a result of the acquisition of PrecisionIR from August 22, 2013 to December 31, 2013.

Interest Income (Expense), Net

Net interest expense during the year ended December 31, 2013 increased to $515,648 from $401 in fiscal 2012. On August 22, 2013, in connection with and to partially fund the acquisition of PIR, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note pays interest on each of March 31, June 30, September 30 and December 31, commencing on September 30, 2013, at a rate of 8% per year. The 8% Note will mature on August 22, 2015. Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits.  On the date the Company entered into the 8% Note Purchase Agreement, the Company’s stock price was $8.20 per share, and therefore the Company assigned a value of $2,500,000 to the common stock conversion feature and recorded this as debt discount and additional paid in capital.  The debt discount is being amortized over the two year life of the 8% Note.  During the year ended December 31, 2013, the Company recorded non-cash interest expense of $446,908 and cash interest expense of $71,739 related to the 8% Note, which attributed almost entirely to the increase in interest expense.   We expect net interest expense to continue to increase significantly in 2014 due to the full year impact of the amortization of debt discount.

Income Taxes

The Company recorded income tax expense of $556,000 and $251,000 during the years ended December 31, 2013 and 2012, respectively.   The effective tax rate for the year ended December 31, 2013 was 47%, compared to 45% in fiscal 2012.   The high effective rates reflect the impact of non-deductible non-cash charges such as stock based compensation, non-cash interest, and non-deductible transaction expenses incurred with the acquisition of PIR in the year ended December 31, 2013.

Net Income

Net income for the year ended December 31, 2013 was $628,577 as compared to $305,732 in fiscal 2012.  The increase in net income during fiscal 2013 was due primarily to the increase in total revenue and gross profit previously discussed.

Liquidity and Capital Resources

As of December 31, 2013, we had $1,713,479 in cash and cash equivalents and $1,970,531 in net accounts receivable. Current liabilities at December 31, 2013, totaled $2,874,372 including our accounts payable, deferred revenue, line of credit, accrued payroll liabilities, accrued postage, income taxes payable, and other accrued expenses. At December 31, 2013, our current assets exceeded our current liabilities by $996,237.

Effective April 30, 2013, we renewed our line of credit and increased the amount of funds available to 75% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000.  As of December 31, 2013, the Company had approximately $987,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the acquisition of PIR, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note began paying quarterly interest payments on September 30, 2013. The 8% Note will mature on August 22, 2015. If event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%.  The 8% Note is secured by all of the assets of the Company and is subordinated to the Company’s obligations to its primary financial institution.  Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, it is possible that we will have to raise additional funds through the issuance of equity in order to meet our debt obligations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to pay dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

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

The Company’s outlook for 2014 is strong. By integrating the business of PrecisionIR with Issuer Direct’s core operations, management continues to feel confident in its ability to execute against its objectives and strategy, and to generate significant growth in revenue and earnings before interest, taxes, depreciation, and amortization expense over the next several quarters.

We will spend a considerable amount of time in 2014 working to expand the revenues per issuer, something the Company refers to as the ARPI, (Average Revenue Per Issuer).  The execution of this strategy will allow the Company to deliver on its growth plans as well as increase its market share in its addressable markets. It is our belief that we will be successful expanding the number of services per client, as well as the continued organic success in acquiring new clients.

In North America we will continue to execute on our initiatives of market expansion while maintaining our overall margins in our core business as well as our newly acquired shareholder communication business from PrecisionIR.

In Europe, we are focused on expanding new opportunities with the exchanges as well as the leading brokerage firms. We believe that the PrecisionIR business will allow us to explore new markets for our core disclosure business. Prior to the acquisition of PrecisionIR, the Company has no presence in Europe. It is our believe over the coming years; our infrastructure, partnerships and clients of the PrecisionIR business will enable us to bring to market our core Issuer Direct offerings, specifically our shareholder communications market data-cloud products and our disclosure reporting business. We intend to cross sell these services much like we will do in North America over the foreseeable future. However, this is a new market for us and there can be no assurances we will be successful in this endeavor. Such factors as the deep learning curve of regulatory markets, reporting and disclosure requirements could impact this initiative if were not adequately prepared.

Overall, the demand for corporate services continues to be strong in the segments we serve.  In a portion of our business, we will continue to see demand shift from traditional printed materials to more of a hybrid or print-on-demand solution. We are positioned uniquely in this space to be both competitive and agile to deliver these solutions to the market at the same or higher gross margins.

We expect to continue to focus on the following key strategic initiatives during 2014:

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are dependent on future estimates of taxable income, which is highly judgmental.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year-to-date period.

Impairment of Long-lived Assets

In accordance with the authoritative guidance for accounting for long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. Estimates of future cash flows are highly judgmental.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.   Goodwill is tested for impairment annually or whenever events indicate that the asset may be impaired.

Fair Value Measurements

As of December 31, 2013 and 2012, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Translation of Foreign Financial Statements

The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars.  All assets and liabilities have been translated at current rates of exchange in effect at the end of the fiscal period.  Income and expense items have been translated at the average exchange rates for the year or the applicable interim period.  The gains or losses that result from this process are recorded as a separate component of other accumulated comprehensive income until the entity is sold or substantially liquidated.

Business Combinations

We account for our business combinations in accordance with the authoritative guidance for business combinations, and the related acquired intangible assets and goodwill in accordance with the authoritative guidance for intangibles - goodwill and other. The authoritative guidance for business combinations specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets entails significant estimates and assumptions, including approximating the useful lives of the intangible assets acquired.

The authoritative guidance for intangibles and goodwill requires that intangible assets with an indefinitelife should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash, cash equivalents, which totaled $1,713,479 and $1,250,643 at December 31, 2013 and 2012, respectively. We held no marketable securities as of December 31, 2013 or 2012.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity equity and cash flows for the two years ended December 31, 2013, and 2012, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2013 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2013 in connection with the solicitation of proxies for the Company’s 2014 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2013” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

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

ISSUER DIRECT CORPORATION

Date: March 6, 2014.	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of March, 2014.

Signature	Date	Title

/s/ BRIAN R. BALBIRNIE	March 6, 2014	Chief Executive Officer and Director
Brian R. Balbirnie		(principal executive officer)

/s/ WESLEY POLLARD	March 6, 2014	Chief Financial Officer and Director
Wesley Pollard		(principal accounting officer)

/s/ ANDRE BOISVERT	March 6, 2014	Chairman of the Board, Director
Andre Boisvert

/s/ WILLIAM EVERETT	March 6, 2014	Director
William Everett

/s/ DAVID SANDBERG	March 6, 2014	Director
David Sandberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Issuer Direct Corporation
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
March 6, 2014

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,713,479	$1,250,643
Accounts receivable (net of allowance for doubtful accounts of $429,509 and $117,030, respectively)	1,970,531	544,684
Deferred income tax asset – current	25,843	49,000
Other current assets	160,756	38,710
Total current assets	3,870,609	1,883,037
Furniture, equipment and improvements, net	297,577	55,611
Deferred income tax asset – noncurrent	-	159,000
Other long-term assets	22,351	12,069
Goodwill	1,056,873	-
Intangible assets (net of accumulated amortization of $582,871 and $187,666, respectively)	4,013,129	431,529
Total assets	$9,260,539	$2,541,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$267,637	$62,886
Accrued expenses	1,255,282	37,347
Income taxes payable	298,052	226,406
Deferred revenue	1,053,401	112,906
Line of credit	-	150,000
Total current liabilities	2,874,372	589,545
Note payable – related party (net of debt discount of $2,053,091 and $0, respectively)	446,909	-
Deferred income tax liability	1,650,460	-
Other long-term liabilities	83,063	105,554
Total liabilities	5,054,804	695,099
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,006,689 and 1,937,329 shares issued and outstanding as of December 31, 2013 and 2012, respectively.	2,007	1,937
Additional paid-in capital	3,977,661	2,070,369
Other accumulated comprehensive loss	(59,065)	-
Retained earnings (accumulated deficit)	285,132	(226,159)
Total stockholders' equity	4,205,735	1,846,147
Total liabilities and stockholders’ equity	$9,260,539	$2,541,246

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012

Revenues	$8,842,229	$4,305,566
Cost of services	2,577,891	1,501,158
Gross profit	6,264,338	2,804,408
Operating costs and expenses:
General and administrative	2,481,560	1,309,166
Sales and marketing	1,588,374	799,760
Depreciation and amortization	494,179	138,349
Total operating costs and expenses	4,564,113	2,247,275
Operating income	1,700,225	557,133
Net interest expense	(515,648)	(401)
Net income before taxes	1,184,577	556,732
Income tax expense	(556,000)	(251,000)
Net income	$628,577	$305,732
Income per share – basic	$0.32	$0.16
Income per share – diluted	$0.31	$0.15
Weighted average number of common shares outstanding – basic	1,938,644	1,902,921
Weighted average number of common shares outstanding – diluted	2,016,476	1,978,617

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31, 2013	December 31, 2012

Net income	$628,577	$305,732
Foreign currency translation adjustment	(59,065)	-
Comprehensive income	$569,512	$305,732

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2011	1,752,175	$1,752	$1,741,744	$-	$(531,891)	$1,211,605
Issuance of shares for acquisition of customer list from SEC Compliance Services, Inc. (“SECCS”)	70,000	70	139,930	—	—	140,000
Stock-based compensation expense	95,000	95	415,780	—	—	415,875
Exercise of stock options, net of tax	20,154	20	43,505	—	—	43,525
Dividends	—	—	(270,590)	—	—	(270,590)
Net income	—	—	—	—	305,732	305,732
Balance at December 31, 2012	1,937,329	$1,937	$2,070,369	$—	$(226,159)	$1,846,147
Stock-based compensation expense	5,000	5	282,702	—	—	282,707
Exercise of stock options, net of tax	64,360	65	124,590	—	—	124,655
Dividends	—	—	—	—	(117,286)	(117,286)
Value of beneficial conversion feature issued to holder of convertible note payable, net of deferred taxes	—	—	1,500,000	—	—	1,500,000
Foreign currency translation	—	—	—	(59,065)	—	(59,065)
Net income	—	—	—	—	628,577	628,577
Balance at December 31, 2013	2,006,689	$2,007	$3,977,661	$(59,065)	$285,132	$4,205,735

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$628,577	$305,732
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	203,136	65,327
Depreciation and amortization	494,179	138,349
Deferred income taxes	(276,847)	(9,000)
Non-cash interest expense	446,909	-
Excess tax benefit from share based compensation	-	(11,000)
)Stock-based compensation expense	282,707	415,875
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(212,591)	(248,820)
Decrease (increase) in deposits and prepaids	245,686	72,494
Increase (decrease) in accounts payable	(89,329)	(40,680)
Increase (decrease) in deferred revenue	(523,685)	(64,802)
Increase (decrease) in accrued expenses	190,899	130,696
Net cash provided by operating activities	1,389,641	754,171

Cash flows from investing activities
Purchase of intangible assets	-	(281,000)
Purchase of acquired business, net of cash acquired	(3,178,398)	-
Purchase of furniture, equipment, and improvements	(43,863)	(18,849)
Net cash used in investing activities	(3,222,261)	(299,849)

Cash flows from financing activities
Proceeds from exercise of stock options, net of income taxes	124,655	43,525
Payment of dividend	(117,286)	(270,590)
Borrowings on long term debt	2,500,000	-
Excess tax benefit from share based compensation	-	11,000
Advance from line of credit	500,000	275,000
Repayment on line of credit	(650,000)	(125,000)
Net cash provided by (used in) financing activities	2,357,369	(66,065)

Effect of exchange rates on cash	(61,913)	-
Net change in cash	524,749	388,257
Cash – beginning	1,250,643	862,386
Cash – ending	$1,713,479	$1,250,643

Supplemental disclosures:
Cash paid for interest	$77,024	$12,034
Cash paid for income taxes	$699,491	$22,594
Non-cash activities:
Common stock issued for customer list	$-	$140,000
Issuance of beneficial conversion feature to holder of note payable	$2,500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 1:   Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation.The surviving company was formed for the purposes of helping companies produce and distribute their financial and business communications both online and in print. As an issuer services focused company, Issuer Direct Corporation operates under several brands in the market, including Direct Transfer, PrecisionIR, New York Stock Transfer, iProxy Direct, iFund Direct, iR Direct, QX Interactive, and Issuer Services Group. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client's ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States, Canada, and Europe. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts in the United States.  The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2013, the Company had $607,349 which exceeds the insured amounts in the United States.  The Company also had cash of $512,775 in Europe, and $27,684 in Canada on hand at December 31, 2013.

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

Asset Category	Depreciation / Amortization Period
Furniture, fixtures and equipment	3 to 5 years
Computer equipment and purchased software	3 years
Machinery and equipment	3 to 5 years
Leasehold Improvements	7 years or lesser of the lease term

Earnings per Share

We calculate earnings per share in accordance with the authoritative guidance for earnings per share, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options totaling 280,836 and 323,500, respectively, were included in the computation of diluted earnings per common share during the years ended December 31, 2013, and 2012.  The Company has a convertible note outstanding as of December 31, 2013 that can be converted into 626,566 shares of common stock, which were excluded from the calculation of diluted earnings per share as the impact is anti-dilutive.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on client account balances, and a reserve based on our historical experience.  The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning balance	$117,030	$125,987
Acquired from acquisition	307,274	-
Bad debt expense	203,136	65,327
Write-offs	(197,931)	(74,284)
Ending balance	$429,509	$117,030

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

Fair Value Measurements

As of December 31, 2013 and 2012, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Translation of Foreign Financial Statements

The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars.  All assets and liabilities have been translated at current rates of exchange in effect at the end of the fiscal period.  Income and expense items have been translated at the average exchange rates for the year or the applicable interim period.  The gains or losses that result from this process are recorded as a separate component of other accumulated comprehensive income until the entity is sold or substantially liquidated.

Business Combinations

We account for our business combinations in accordance with the authoritative guidance for business combinations, and the related acquired intangible assets and goodwill in accordance with the authoritative guidance for intangibles - goodwill and other. The authoritative guidance for business combinations specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets entails significant estimates and assumptions, including approximating the useful lives of the intangible assets acquired.

The authoritative guidance for intangibles and goodwill requires that intangible assets with an indefinitelife should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives.

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

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.  Advertising expense primarily relates to the operations of PIR which was acquired on August 22, 2013 (see Note 4), and totaled $341,650 during the year ended December 31, 2013.

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

Note 3:   Furniture, Equipment, and Improvements

	December 31,
	2013	2012
Computers & equipment	$264,306	$97,482
Furniture	121,363	27,479
Leasehold improvements	105,613	25,358
Total fixed assets, gross	491,282	150,319
Less: Accumulated depreciation	(193,705)	(94,708)
Total fixed assets, net	$297,577	$55,611

Depreciation expense for the years ended December 31, 2013 and 2012 totaled $98,973 and $29,850, respectively.

Note 4:   Goodwill and Other Intangible Assets

Acquisition of PrecisionIR Group

On August 22, 2013, the Company and PrecisionIR Group Inc., a Delaware corporation (“PIR”) entered into and consummated an Agreement and Plan of Merger (the “Acquisition Agreement”). Under the terms of the Acquisition Agreement, the Company paid $3,450,000 to certain debtors of PIR as full consideration to acquire all of the outstanding shares of PIR.

During the year ended December 31, 2013, the Company employed a third party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from PIR.  The income approach was used to determine the value of PIR’s trademarks and client relationships. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The cost approach was used to determine the value of PIR’s fixed assets, customer list, and software.  The cost approach is based on replacement cost as an indicator of value. It assumes that a prudent investor would pay no more for an asset than the amount for which it could be replaced new. Further, to the extent a particular asset provides less utility than a new one, its value will be less than its replacement cost new. To account for this difference, the replacement cost new is adjusted for losses in value, that is, depreciated.  Deferred revenue was recorded at fair value, based on the cost to perform the underlying obligations and a normal profit margin.

The transaction resulted in recording intangible assets and goodwill at a fair value of $5,014,030 as follows:

Total Consideration	$3,450,000
Plus: Liabilities assumed in excess of tangible assets	1,564,030
Total fair value of PIR intangible assets and goodwill	$5,014,030

Allocation of PIR intangible assets and goodwill:
Amortizable intangible assets	$3,300,000
Trademarks	720,000
Goodwill	994,030
Total fair value of PIR intangible assets and goodwill	$5,014,030

The tangible assets and liabilities acquired were as follows:

Cash	$271,602
Accounts receivable	1,405,208
Prepaid expenses and other assets	366,876
Furniture, equipment, and improvements	297,076
Deposits	10,283
Total assets	2,351,045
Accounts payable and accrued expenses	(1,352,831)
Deferred revenue	(1,452,780)
Net tax liabilities	(1,109,464)
Total liabilities	(3,915,075)
Liabilities assumed in excess of tangible assets	$(1,564,030)

The identifiable amortizable intangible assets created as a result of the acquisition will be amortized straight line over their estimated useful life as follows:

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

	Year Ended
	December 31,
	2013	2012

Revenues	15,892,000	17,987,000
Net Income	776,000	833,000
Basic earnings per share	0.40	0.44
Diluted earnings per share	0.38	0.42

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

The components of goodwill and intangible assets are as follows:

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770,000	$(373,883)	$1,396,117
Customer relationships-noncontractual	1,505,000	(100,690)	1,404,310
Proprietary software	601,000	(108,298)	492,702
Trademarks	720,000	—	720,000
Goodwill	1,056,873	—	1,056,873
Total intangible assets	$5,652,873	$(582,871)	$5,070,002

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$500,000	$(128,333)	$371,667
Customer relationships-noncontractual	25,000	(25,000)	-
Proprietary software	51,000	(34,333)	16,667
Goodwill	43,195	—	43,195
Total intangible assets	$619,195	$(187,666)	$431,529

At December 31, 2013 and 2012, our goodwill was related to our acquisition of Basset Press in July 2007 and the acquisition of PIR in 2013. We conducted our annual impairment analyses during the third quarters of 2013 and 2012 and determined that no goodwill or intangible assets were impaired.

The amortization of intangible assets is a charge to operating expenses and totaled $395,206 and $108,500 in the years ended 2013 and 2012, respectively.

The future amortization of the identifiable intangible assets is as follows:

Years Ending December 31:
2014	$920,429
2015	912,095
2016	690,248
2017	211,762
2018	211,429
Thereafter	347,166
Total	$3,293,129

Note 5:   Line of Credit

Effective April 30, 2013, the Company renewed its Line of Credit and increased the amount of funds available to 75% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. The interest rate was also reduced to LIBOR plus 3.5%, and therefore was 3.67% at December 31, 2013.   The Company borrowed $500,000 during the year ended December 31, 2013 to partially finance the acquisition of PIR.  All borrowings, plus the balance from the prior year, were repaid during the year ended December 31, 2013, and therefore the Company did now owe any amounts on the Line of Credit at December 31, 2013. As of December 31, 2013, the Company had approximately $987,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.  On November 5, 2012, the Company renewed their working capital line of credit (the “Line of Credit”), and increased the amount available from $450,000 to $500,000.  The Line of Credit had an interest rate equal to the 30 day LIBOR rate plus 4.5%. During the year ended December 31, 2012, the Company borrowed $275,000 under the Line of Credit as part of the purchase of the customer list from SECCS, and repaid $125,000 during the year.  Therefore, the amount owed on the Line of Credit as of December 31, 2012 was $150,000.

Note 6:    Long-Term Debt (Related Party)

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the Acquisition of PIR as discussed in Note 4, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note will pay interest on each of March 31, June 30, September 30 and December 31, beginning on September 30, 2013, at a rate of 8% per year. The 8% Note will mature on August 22, 2015. If event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%.  The 8% Note is secured by all of the assets of the Company and is subordinated to the Company’s obligations to its primary financial institution.  Furthermore, in connection with the 8% Note Purchase Agreement, a partner of Red Oak was appointed to the Company’s Board of Directors.

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

During the year ended December 31, 2013, the Company recorded non-cash interest expense of $446,909 and cash interest expense of $71,739 related to the 8% Note.

Note 7:   Preferred stock and common stock

On March 26, 2012, the Company filed a Certificate of Amendment to the Certificate of Designation for the Series A and B Convertible Preferred Stock (the “Amendment”).  Under the terms of the Amendment, the Series A and Series B Designations were removed.  As a result, at December 31, 2013, the Company has 30,000,000 shares of Preferred Stock authorized, with no shares designated, issued, or outstanding.  On June 29, 2012, the shareholders of the Company approved a reduction in the par value of the Preferred Stock from $1.00 per share to $0.001 per share, which became effective on July 16, 2012.

The Company paid cash dividends of $117,286 and $270,590, respectively, to holders of shares of common stock during the years ended December 31, 2013 and 2012.

During years ended December 31, 2013 and 2012, the Company had the following issuances of common stock in addition to stock issued pursuant to exercises of options to purchase common stock:

●  On April 2, 2012, the Company issued grants for a total of 95,000 restricted shares of the Company’s common stock (the “Awards”) to its executive officers and certain other employees.  The Awards vest over periods up to two years as stated in the Award Agreements, and will accelerate in the event of a Corporate Transaction, as such term is defined in the Award Agreements. In the event a grantee’s relationship with the Company is terminated for any reason, vesting will immediately cease. These Awards are not part of the 2010 Equity Incentive Plan.  The Company recognized compensation expense of $107,555 and $169,741 related to these shares during the year ended December 31, 2013 and 2012, respectively.

●  As discussed in Note 4, the Company issued 70,000 shares of common stock with a value of $140,000 to the former shareholders of SECCS on January 4, 2012 as part of the consideration given for the purchase of assets obtained from SECCS.

Note 8:    Employee Stock Options

On August 9, 2010, the shareholders of the Company approved the 2010 Equity Incentive Plan (the “Plan”).  Under the terms of the Plan, 150,000 shares of the Company’s common stock are authorized for the issuance of stock options and restricted stock.  The Plan also provides for an automatic annual increase in the number of authorized shares of common stock issuable beginning in fiscal 2011 equal to the lesser of (a) 2% of shares outstanding on the last day of the immediate preceding fiscal year, (b) 50,000 shares, or (c) such lesser number of shares as the Company’s board of directors shall determine, provided, however, in no event shall the maximum number of shares that may be issued under the Plan pursuant to stock awards be greater than 15% of the aggregate shares outstanding on the last day of the immediately preceding fiscal year.  With the automatic increases, there were 220,416 shares of common stock on January 1, 2012.  On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the Plan from 220,416 to 420,416.This increase was ratified by the shareholders of the Company on June 29, 2012.  Therefore, on December 31, 2013, there were 420,416 shares authorized under the Plan.

The following is a summary of stock options issued during the year ended December 31, 2013 and 2012:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2011	127,500	$1.70 - $2.32	$2.07	$24,590
Options granted	196,000	$0.01 - $3.33	$1.37	$370,750
Options exercised	(25,154)	$1.70 - $2.10	$2.04	$35,661
Options expired or cancelled	(70,000)	$0.01	$0.01	$226,800
Options forfeited	(7,750)	$1.70 - $3.33	$2.45	$6,438
Balance at December 31, 2012	220,596	$0.01 - $3.33	$2.09	$257,835
Options granted	140,000	$7.76 - $8.25	$7.90	$-
Options exercised	(74,360)	$0.01 - $3.33	$2.14	$405,738
Options forfeited	(5,400)	$0.01 - $3.33	$1.39	$15,256
Balance at December 31, 2013	280,836	$0.01 - $8.25	$4.97	$1,340,684

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2013 and 2012 of $9.74 and $3.25, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2013 and 2012.   As of December 31, 2013, there was $865,886 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2017.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

			Options Outstanding	Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01 - $1.00	27,300	$0.01	8.05	27,300
$1.01 - $2.00	13,650	$1.73	7.40	13,650
$2.01 - $3.00	80,736	$2.49	6.15	48,236
$3.01 - $4.00	19,150	$3.33	8.25	19,150
$7.01 - $8.00	100,000	$7.76	7.34	6,251
$8.00 - $8.25	40,000	$8.25	4.64	5,000
Total	280,836	$4.97	7.58	119,587

Of the 280,836 stock options outstanding, 183,769 are non-qualified stock options.  All of the options have been registered with the SEC.

The fair value of common stock options issued during the year ended December 31, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Year ended December 31, 2013	Year ended December 31, 2012
Expected dividend yield	1.16%	0%
Expected stock price volatility	125%	131%
Weighted-average risk-free interest rate	1.77%	0.98%
Weighted-average expected life of options (in years)	6.0	5.5

During the year ended December 31, 2013 and 2012, we recorded expense of $144,002 and $246,134, respectively, related to these stock options.

Note 9:   Commitments and Contingencies

Office Lease

In August 2010, we signed a six year and two month lease for 16,059 square feet for our corporate headquarters in Morrisville, NC.  At our option, we may terminate the lease anytime after October 31, 2014 in exchange for an early termination fee of $135,000.  We also have lease obligations in Richmond Virginia through 2017, and in the United Kingdom ending in 2014.  If we do not terminate the lease in Morrisville, NC early, our required minimum lease payments are as follows:

Year Ended December 31:
2014	$282,965
2015	273,095
2016	254,532
2017	111,103
Thereafter	—
Total	$921,695

Rental expenses associated with our office leases totaled $179,229 and $155,822 for the years ended December 31, 2013 and 2012, respectively.

Note 10:   Concentrations

For the years ended December 31, 2013 and December 31, 2012, we generated revenues from the following revenue streams as a percentage of total revenue:

	2013		2012
	Amount	Percentage	Amount	Percentage
Revenue Streams
Disclosure management	$3,974,640	45.0%	$2,999,562	69.7%
Shareholder communication	4,362,404	49.3%	1,116,759	25.9%
Software licensing	505,185	5.7%	189,245	4.4%
Total	$8,842,229	100.0%	$4,305,566	100.0%

We did not have any customers during the years ended December 31, 2013 or 2012 that accounted for more than 10% of our revenue. We did not have any customers that comprised more than 10% of our total accounts receivable balances at December 31, 2013 or 2012.

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

Note 11:    Geographic Operating Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publically traded companies. Revenue is attributed to a particular geographic region based on where the services are earned. The following tables set forth revenues by domestic versus international regions:

	Year Ended
	2013	2012
Geographic region
North America	$7,700,715	$4,305,566
Europe	1,141,514	-
Total revenues	$8,842,229	$4,305,566

Note 12:    Income Taxes

At December 31, 2012, we had fully utilized our federal net operating loss carryforward.  At the date of acquisition, August 22, 2013, PIR had $748,000 of federal net operating losses, all of which are fully reserved.

The provision (benefit) for income taxes consisted of the following components for the years ended December 31:

	2013	2012
Current:
Federal	$590,000	$221,000
State	103,000	39,000
Foreign	73,000	-
Total Current	766,000	260,000
Deferred:
Federal	(213,000)	(8,000)
State	24,000	(1,000)
	(21,000)
Total Deferred	(210,000)	(9,000)
Total provision for income taxes	$556,000	$251,000

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2013		2012
Federal statutory tax rate	34.0%		34.0%
State tax rate	4.2%		6.0%
Permanent difference - transaction costs	10.1%		-
Permanent difference - Other	2.9%		5.6%
Other	(4.3	) %	(0.5	) %
	46.9%		45.1%
Change in valuation allowance	-		-
Total	46.9%		45.1%

Components of net deferred income tax assets, including a valuation allowance, are as follows at December 31:

	2013	2012	Change
Assets:
Net operating loss	$583,000	$-	$364,000
Deferred revenue	10,000	45,000	(35,000)
Allowance for doubtful accounts	140,000	47,000	93,000
Stock options	154,000	107,000	47,000
Basis difference in intangible assets	136,000	46,000	91,000
Accrued accounting fees	15,000	-	16,000
Rent expense	26,000	-	26,000
Foreign tax credits carryforward	1,181,000	-	1,181,000
Other	2,000	-	3,000
Total deferred tax asset	2,247,000	245,000	1,786,000
Less: Valuation allowance	(1,762,000)	-	(1,545,000)
Total net deferred tax asset	485,000	245,000	241,000

Liabilities
Prepaid expenses	(16,000)	(15,000)	(1,000)
Basis difference in fixed assets	(100,000)	(22,000)	(78,000)
Debt discount - convertible note payable	(761,000)	-	(761,000)
Purchase of intangibles	(1,233,000)	-	(1,233,000)
Total deferred tax liability	(2,110,000)	(37,000)	(2,073,000)

Total net deferred tax asset / (liability)	$(1,625,000)	$208,000	$(1,832,000)

The Company has $1,545,000 of total valuation allowance for deferred tax assets as of December 31, 2013.  The valuation allowance relates to PIR federal net operating losses, state net operating losses, and foreign tax credit carryforwards. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  It has been determined that it is more likely than not that the deferred tax assets will not be realized, as it has been deemed unlikely that there will be generation of taxable income for the subsidiaries that carry these losses or that sufficient foreign source income would be generated to use the foreign tax credits.

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 are open to audit by federal and state taxing authorities. The Company has reviewed its tax positions and has determined that it has no significant uncertain positions as of December 31, 2013 or 2012.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of deferred tax liabilities on such undistributed earnings. Undistributed earnings are insignificant as of December 31, 2013 and 2012.

Note 13:    Employee Benefit Plans

During the year ended December 31, 2013, the Company assumed a defined contribution 401(k) Profit Sharing Plan from PIR, and allowed all employees in the United States to participate. Matching and profit sharing contributions to the plan are at the discretion of management, but are limited to the amount deductible for federal income tax purposes.  The Company did not make any contributions to the plan during the year ended December 31, 2013.

During the year ended December 31, 2013, the Company also assumed a defined contribution plan from PIR which covers substantially all employees in the United Kingdom.  Employer contributions to the plan are at the discretion of management.  The Company's contribution expense for discretionary contributions were $2,202 for the year ended December 31, 2013.