Form 10-Q
period 2014-03-31
ISSUER DIRECT CORP
filed 2014-05-07
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,048,939 shares of common stock were issued and outstanding as of May 7, 2014.

TABLE OF CONTENTS

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,820,984	$1,713,479
Accounts receivable, (net of allowance for doubtful accounts of $483,541 and $429,509, respectively)	2,193,691	1,970,531
Deferred income tax asset – current	25,842	25,843
Other current assets	441,184	160,756
Total current assets	4,481,701	3,870,609
Furniture, equipment and improvements, net	253,953	297,577
Goodwill	1,056,873	1,056,873
Intangible assets (net of accumulated amortization of $812,979 and $582,871, respectively)	3,783,021	4,013,129
Other noncurrent assets	22,351	22,351
Total assets	$9,597,899	$9,260,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294,534	$267,637
Accrued expenses	1,342,536	1,553,334
Deferred revenue	972,586	1,053,401
Total current liabilities	2,609,656	2,874,372
Note payable (net of debt discount of $1,740,591and $2,053,091, respectively)	759,409	446,909
Deferred tax liability	1,650,294	1,650,460
Other long term liabilities	127,264	83,063
Total liabilities	5,146,623	5,054,804

Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,047,939 and 2,006,689 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.	2,048	2,007
Additional paid-in capital	4,266,637	3,977,661
Other accumulated comprehensive loss	(65,599)	(59,065)
Retained earnings	248,190	285,132
Total stockholders' equity	4,451,276	4,205,735
Total liabilities and stockholders’ equity	$9,597,899	$9,260,539

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013

Revenues	$3,494,356	$1,411,228
Cost of services	1,027,591	398,890
Gross profit	2,466,765	1,012,338
Operating costs and expenses:
General and administrative	1,286,253	408,601
Sales and marketing expenses	523,523	201,017
Depreciation and amortization	281,866	34,935
Total operating costs and expenses	2,091,642	644,553
Operating income	375,123	367,785
Interest income (expense), net	(362,055)	(247)
Net income before income taxes	13,068	367,538
Income tax (expense) benefit	(50,010)	(152,000)
Net income (loss)	$(36,942)	$215,538
Income (loss) per share – basic and fully diluted	$(0.02)	$0.11
Weighted average number of common shares outstanding – basic	2,016,240	1,942,635
Weighted average number of common shares outstanding – fully diluted	2,016,240	2,013,749

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013
Net income (loss)	$(36,942)	$215,538
Foreign currency translation adjustment	(6,534)	-
Comprehensive income (loss)	$(43,476)	$215,538

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(36,942)	$215,538
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	281,866	34,935
Bad debt expense	104,980	40,776
Deferred income taxes	(165)	-
Stock-based expense	191,201	66,269
Non-cash interest expense	312,500	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(326,813)	(241,746)
Decrease (increase) in deposits and prepaid assets	(279,751)	14,149
Increase (decrease) in accounts payable	26,656	47,504
Increase (decrease) in accrued expenses	(169,070)	(22,218)
Increase (decrease) in deferred revenue	(82,831)	(45,468)
Net cash provided by operating activities	21,631	109,739

Cash flows from investing activities:
Purchase of property and equipment	(8,134)	(27,584)
Net cash used in investing activities	(8,134)	(27,584)

Cash flows from financing activities:
Proceeds from exercise of stock options	97,816	64
Repayment of line of credit	-	(75,000)
Net cash provided by (used in) financing activities	97,816	(74,936)

Net change in cash	111,313	7,219
Cash – beginning	1,713,479	1,250,643
Currency translation adjustment	(3,808)	-
Cash – ending	$1,820,984	$1,257,862

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$50,000	$1,779
Cash paid for income taxes	$331,000	$253,814

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Accounting Policies

Basis of Presentation

The unaudited interim balance sheet as of March 31, 2014 and statements of operations, of comprehensive income, and of cash flows for the three month periods ended March 31, 2014 and 2013 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the “Company’s”) 2013 audited financial statements filed on Form 10-K.

Note 2.   Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings (loss) per Share (EPS)

We calculate earnings per share in accordance with FASB ASC No. 260 – Earnings per Share, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options totaling 282,486 were excluded in the computation of diluted earnings per common share during three month period ended March 31, 2014 because their impact was anti-dilutive.  Shares issuable upon the exercise of stock options totaling 208,166 were included in the computation of diluted earnings per common share during three month period ended March 31, 2013.  The Company has a convertible note outstanding as of March 31, 2014 that can be converted into 626,566 shares of common stock, which were excluded from the calculation of diluted earnings per share as the impact is anti-dilutive.

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year-to-date period, and then adjusted for any discrete period items..

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements

As of March 31, 2014 and December 31, 2013, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

Translation of Foreign Financial Statements

The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars.  All assets and liabilities have been translated at current rates of exchange in effect at the end of the fiscal period.  Income and expense items have been translated at the average exchange rates for the period.  The gains or losses that result from this process are recorded as a separate component of stockholder's equity until the entity is sold or substantially liquidated.

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

Advertising

The Company expenses for advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Stock-based compensation

We account for stock-based compensation under FASB ASC No. 718 – Compensation – Stock Compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption, only if excess tax benefits exist.

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

Note 3.    Intangible Assets and Goodwill

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The remaining purchase price was allocated among the PIR identifiable intangible assets and goodwill acquired based on their estimated fair values determined as discussed above and was as follows:

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
	$3,300,000

Select Pro-Forma Financial Information (Unaudited)

The following represents our unaudited condensed pro-forma financial results for the three-month period ended March 31, 2013 as if the merger with PIR and the Company had occurred as of January 1, 2013. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

Three Months Ended March 31, 2013

Revenues	$4,232,228
Net Income	$335,912
Basic earnings per share	$0.17
Diluted earnings per share	$0.17

Note 4:  Stockholders’ Equity

Restricted Common Stock

On April 2, 2012, the Company issued grants for a total of 95,000 restricted shares of the Company’s common stock (the “Awards”) to its executive officers and certain other employees.  The Awards vest over periods up to two years as stated in the Award Agreements, and will accelerate in the event of a Corporate Transaction, as such term is defined in the Award Agreements. In the event a grantee’s relationship with the Company is terminated for any reason, vesting will immediately cease. These Awards are not part of the 2010 Equity Incentive Plan.  As of March 31, 2014, 6,875 of these shares of restricted stock were not yet vested.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.    Stock Options

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	24,300	7.81	$0.01	24,300
$1.01 - $2.00	12,050	7.15	$1.74	12,050
$2.01 - $3.00	49,486	4.95	$2.47	23,236
$3.01 - $4.00	16,650	8.00	$3.33	16,650
$4.01 - $8.00	100,000	7.10	$7.76	12,500
$8.01 - $10.00	40,000	4.39	$8.25	7,500
$10.01-$13.49	40,000	4.94	$13.49	-
Total	282,486	6.15	$6.53	96,236

As of March 31, 2014, the Company had unrecognized stock compensation related to the options of $1,272,122.

Note 6.    Income taxes

We recognized income tax expense of $50,010 and $152,000 during the three-month periods ended March 31, 2014 and 2013, respectively, based on our projections of future profitability.  The variation between the company’s annual effective rate and the Unites States statutory rate of 34% is primarily due to state income taxes, foreign income taxes, the effects of stock compensation, and disallowed interest expense.

Note 7.    Operations and Concentrations

For the three-month periods ended March 31, 2014 and 2013, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended
	March 31,
Revenue Streams	2014	2013
Disclosure management	28.2%	78.5%
Shareholder communications	65.0%	17.8%
Software licensing	6.8%	3.7%
Total	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2014 or 2013.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at March 31, 2014 or December 31, 2013.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days.

Note 8.     Line of Credit

Effective April 30, 2013, the Company renewed its Line of Credit and increased the amount of funds available to 75% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. The interest rate was also reduced to LIBOR plus 3.5%, and therefore was 3.65% at March 31, 2014.  The Company did now owe any amounts on the Line of Credit at March 31, 2014 and had approximately $1,327,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9.    Long Term Debt – Related Party

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the Acquisition of PIR as discussed in Note 3, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). Interest is payable quarterly beginning on September 30, 2013, at a rate of 8% per year and matures on August 22, 2015. If event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%.  The 8% Note is secured by all of the assets of the Company and is subordinated to the Company’s obligations to its primary financial institution. Furthermore, in connection with the 8% Note Purchase Agreement, a partner of Red Oak was appointed to the Company’s Board of Directors.

Beginning immediately upon the date of issuance, Red Oak or its assignees may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits.  On the date the Company entered into the 8% Note Purchase Agreement, the Company’s stock price was $8.20 per share, and therefore the Company assigned a value of $2,500,000 to the common stock conversion feature and recorded this as debt discount and additional paid-in capital.  This instrument also created a deferred tax liability of $1,000,000 that reduced the value recorded as additional paid-in capital, and therefore the net amount recorded to stockholders' equity was $1,500,000.  The debt discount of $2,500,000 will be amortized over the two-year life of the loan as non-cash interest expense.

During the three month period ended March 31, 2014, the Company recorded non-cash interest expense of $312,500 and cash interest expense of $50,000 related to the 8% Note.

Note 10.    Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic versus international regions:

	Three months ended
	March 31,
	2014	2013
Geographic region
North America	$2,745,206	$1,411,228
Europe	749,150	-
Total revenues	$3,494,356	$1,411,228

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

In 2013, we consolidated our revenue into three revenue streams:  disclosure management, shareholder communications and software licensing. Historically, we had reported our revenues in five streams – compliance and reporting services, printing and financial communications, fulfillment and distribution, software licensing, and transfer agent services. As a result of the acquisition of PrecisionIR Group, Inc. (“PIR” or “PrecisionIR”) on August 22, 2013, we determined the reclassification of revenues from the combined companies was needed to reflect both our core services as well as the newly acquired business of PrecisionIR.

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

We continue to believe there is a significant demand for better quality datasets. We are one of the only companies in this industry utilizing the core financial data of XBRL to power our fundamentals for our Stock Charting & Fundamentals system. Today, we maintain data on over 20,000 companies in our data-cloud, which encompasses stock information, profile data, financial data and reports, fundamentals, news, videos and presentations. During fiscal 2014, we will continue to build these data sets into our Disclosure Management System (DMS). This disclosure system allows corporate issuers, and their constituents the ability to create, edit and publish information from one interface to regulators, markets and shareholders.

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

Today, the platforms that make up our disclosure management system are used by over 1,750 issuers and mutual funds and by thousands of officers, directors and compliance and communication professionals. The systems include the following:

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
Revenue Streams	2014	2013
Disclosure management
Revenue	$983,645	$1,108,806
Gross margin	$715,450	$859,268
Gross margin %	73%	77%

Shareholder communications
Revenue	2,273,490	250,363
Gross margin	1,558,942	101,451
Gross margin %	69%	41%

Software licensing
Revenue	237,221	52,059
Gross margin	192,373	51,619
Gross margin %	81%	99%

Total
Revenue	$3,494,356	$1,411,228
Gross margin	$2,466,765	$1,012,338
Gross margin %	71%	72%

Revenues

Total revenue increased by $2,083,128, or 147%, to $3,494,356 during the three-month period ended March 31, 2014, as compared to $1,411,228 during the same period of fiscal 2013. The overall increases in revenue during the three-month period ended March 31, 2014 as compared to the same period of fiscal 2013 is attributable to an increase in revenue from shareholder communications of $2,203,127 and an increase in revenue from software licensing of $185,162 as compared to the same period of 2013. These increases are both due primarily to the acquisition of PrecisionIR on August 22, 2013.

Disclosure management services decreased $125,161, or 11%, during the three-month period ended March 31, 2014 as compared to the same period of fiscal 2013.  Approximately $60,000 of the decrease was due to a decrease in revenues from transfer agent services, as we had a greater numbers of corporate directives, and corporate actions in the first quarter of 2013 as compared to the first quarter of 2014.  The timing of these corporate directives and actions are difficult to predict as they are controlled by our clients and the conditions of the market, and therefore fluctuate from quarter to quarter. However, our core transfer agent business remains strong.  The remainder of the difference is due to several factors, including continued pricing pressure for our XBRL services as this market becomes more mature. We also had more revenue from onboarding services in 2013, as clients were preparing to submit their financial statements with detailed footnote tagging for the first time.

Shareholder communication revenue increased $2,023,127, or 808% during the three-month period ended March 31, 2014 as compared to the same period of fiscal 2013. The increase in shareholder communication revenue is almost entirely attributable to the inclusion of PrecisionIR revenue in the three-month period ended March 31, 2014, as we acquired PrecisionIR on August 22, 2013. We anticipate that we will achieve significant growth in shareholder communication revenue through the end of the third quarter of 2014 due to the acquisition of PrecisionIR.  Furthermore, our revenues from these services have largely been project based in the past, however a significant portion of PrecisionIR revenues are earned under annual contracts, and therefore this revenue stream will continue to be more predictable in the future.

Software licensing revenues increased by $185,162, or 356% during the three-month period ended March 31, 2014 as compared to the same period of fiscal 2013, We generated revenue of $154,546 from PrecisionIR’s webcasting business in the three month period ended March 31, 2014. The remainder of the increase was due to increased revenue from our market streams and investor relations platform.

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2014 or 2013.

Revenue Backlog

At March 31, 2014, we have recorded deferred revenue of $972,586 that we expect to recognize over the next twelve months.  Deferred revenue primarily consists of customers who have prepaid for our annual report service, and annual XBRL contracts.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues increased by $628,701, or 157% during the three-month period ended March 31, 2014 as compared to the same period of fiscal 2013. However, overall gross margin was essentially flat at 71%, or $2,466,765, in the three month period ended March 31, 2014, as compared to 72%, or $1,012,338 in the same period of fiscal 2013.

We achieved margins of 73% from our disclosure management services during the three month-period ended March 31, 2014 as compared to 77% in the same period of fiscal 2013.  Our margins on the corporate directives in the three-month period ended March 31, 2014 in our transfer agent business previously discussed were relatively high, and as previously discussed we are experiencing pricing pressure for our XBRL services.  However, we anticipate that margins from our disclosure management services will remain above 70% in the future.

Gross margins from our shareholder communications services increased to 69% in the three-month period ended March 31, 2014, as compared to 41% in the same period of fiscal 2013.  As previously stated, our revenues from these services increased significantly in fiscal 2014 due to the inclusion of PrecisionIR revenues.  PrecisionIR has historically achieved margins of approximately 70% or more from these services, which has attributed to the overall improvement in gross margins.

Gross margins from software licensing were 81% in the three-month period ended March 31, 2014, as compared to 99% in the same period of fiscal 2013. Software revenue now includes PrecisionIR’s webcasting business, which will result in higher revenues in the future, but at slightly lower margins due to the cost of performing those services.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses increased $877,652 during the three month period ended March 31, 2014 as compared to the same period of fiscal 2013.

The increase in the three-month period end March 31, 2014 as compared to the same period of fiscal 2013 was largely due the inclusion of PrecisionIR’s general and administrative expenses of $532,694. We also had an increase in personnel cost in the core Issuer Direct business of $140,723 (of which $31,773 was related to stock based compensation) in order to support the larger organization, and an increase of $86,383 in professional services, as our accounting and professional services have increased to support the expanded business, and as we have incurred consulting fees to implement a new accounting system. Furthermore, we incurred fees of $50,000 to list our stock on NYSE MKTS as we moved to the exchange during the three-month period ended March 31, 2014.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three-month period ended March 31, 2014 increased by $322,506 as compared to the same period of fiscal 2013.  This increase is entirely attributable to the inclusion of PrecisionIR sales and marketing activities in fiscal 2014 which totaled $277,166.

As a percentage of revenue, sales and marketing expense was 14% during both of the three-month periods ended March 31, 2014 and 2013.

Depreciation and Amortization

Depreciation and amortization expenses during the three-month period ended March 31, 2014 increased by $246,931 as compared to the same period of fiscal 2013. The increase is almost entirely attributable to the amortization of intangible assets recorded as a result of the acquisition of PrecisionIR on August 22, 2013

Interest Income and Expense, Net

Net interest expense during the three-month period ended March 31, 2014 increased to $362,055 from $247 in the same period of fiscal 2013.  During the three-month period ended March 31, 2014, the Company recorded non-cash interest expense of $312,500 and cash interest expense of $50,000 related to the 8% Note (see Note 9 of the Consolidated Financial Statements), which attributed almost entirely to the increase in interest expense.   We expect net interest expense to continue to increase significantly through the end of the third quarter of 2014 compared to the same periods in the prior year due to the full year impact of the amortization of debt discount and cash interest expense.

Income tax benefit

We recorded income tax expense of $50,010 and $152,000, respectively, during the three-month periods ended March 31, 2014 and 2013, based on our effective tax rate on the profits for the periods.  The variation between the company’s annual effective rate and the Unites States statutory rate of 34% is primarily due to state income taxes, foreign income taxes, the effects of stock compensation, and disallowed interest expense.

Net Income/Loss

Net loss for the three-month period ended March 31, 2014 was $36,942 compared to net income of $215,538 in the same period of fiscal 2013. Although revenues were significantly higher with sustained gross margins in the first three-months of 2014 as compared to the same periods of 2013 as previously discussed, we incurred a net loss in the first three-months of 2014 primarily due to our increased amortization expenses related to the intangible assets recorded as a result of the acquisition of PrecisionIR, as well as significant non-cash and cash interest expense as explained above.

Liquidity and Capital Resources

As of March 31, 2014, we had $1,820,984 in cash and cash equivalents and $2,193,691 in net accounts receivable. Current liabilities at March 31, 2014, totaled $2,609,656 including our accounts payable, deferred revenue, accrued payroll liabilities, accrued postage, income taxes payable, and other accrued expenses. At March 31, 2014, our current assets exceeded our current liabilities by $1,872,045.

Effective April 30, 2013, the Company renewed its Line of Credit and increased the amount of funds available to 75% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. The Company did not owe any amounts on the Line of Credit at March 31, 2014 and had approximately $1,327,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

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

2014 Outlook

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

The Company’s outlook for 2014 remains positive as compared to 2013.  By integrating the business of PrecisionIR with Issuer Direct’s core operations, management continues to feel confident in its ability to execute against its objectives and strategy, and to generate significant growth in revenue and earnings before interest, taxes, depreciation, and amortization expense over the next several quarters.

We will spend a considerable amount of time in 2014 working to expand the revenues per issuer, something the Company refers to as the ARPI, or Average Revenue Per Issuer.  The execution of this strategy will allow the Company to deliver on its growth plans as well as increase its market share in its addressable markets. It is our belief that we will be successful in expanding the number of services per client, as well as the continued organic success in acquiring new clients.

In North America we will continue to execute on our initiatives of market expansion while maintaining our overall margins in our core business as well as our newly acquired shareholder communication business from PrecisionIR.

In Europe, we are focused on expanding new opportunities with the exchanges as well as the leading brokerage firms. We believe that the PrecisionIR business will allow us to explore new markets for our core disclosure business. Prior to the acquisition of PrecisionIR, the Company had no presence in Europe. It is our belief over the coming years; our infrastructure, partnerships and clients of the PrecisionIR business will enable us to bring to market our core Issuer Direct offerings, specifically our shareholder communications market data-cloud products and our disclosure reporting business. We intend to cross sell these services much like we will do in North America over the foreseeable future. However, this is a new market for us and there can be no assurances we will be successful in this endeavor. Such factors as the deep learning curve of regulatory markets, reporting and disclosure requirements could impact this initiative if we are not adequately prepared.

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

We expect to continue to focus on the following key strategic initiatives during 2014:

● The final steps in integration between Issuer Direct and the global operations of PrecisionIR;
● Profitable sustainable growth;
● Continue to generate significant cash flows from operations;
● Increase ARPI; and
● Expand customer base.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time the Company may be subject to litigation from third parties.  However, the Company is neither the plaintiff nor defendant in any actions at the time of this filing.

ITEM 1A.   RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

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

ISSUER DIRECT CORPORATION

Date: May 7, 2014	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

Date: May 7, 2014	By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer