Form 10-Q
period 2014-06-30
ISSUER DIRECT CORP
filed 2014-08-07
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,059,439 shares of common stock were issued and outstanding as of August 7, 2014.

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$2,160,993	$1,713,479
Accounts receivable, (net of allowance for doubtful accounts of $477,088 and $429,509, respectively)	2,627,879	1,970,531
Deferred income tax asset – current	25,843	25,843
Other current assets	243,185	160,756
Total current assets	5,057,900	3,870,609
Furniture, equipment and improvements, net	242,098	297,577
Goodwill	1,056,873	1,056,873
Intangible assets (net of accumulated amortization of $1,043,400 and $582,871, respectively)	3,552,601	4,013,129
Other noncurrent assets	46,022	22,351
Total assets	$9,955,494	$9,260,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$409,371	$267,637
Accrued expenses	694,393	1,553,334
Deferred revenue	1,332,289	1,053,401
Total current liabilities	2,436,053	2,874,372
Note payable (net of debt discount of $1,428,092 and $2,053,091, respectively)	1,071,908	446,909
Deferred tax liability	1,649,692	1,650,460
Other long term liabilities	132,493	83,063
Total liabilities	5,290,146	5,054,804

Stockholders' equity:

Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized,	2,056	2,007
2,056,939 and 2,006,689 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.
Additional paid-in capital	4,416,564	3,977,661
Other accumulated comprehensive loss	(69,485)	(59,065)
Retained earnings	316,213	285,132
Total stockholders' equity	4,665,348	4,205,735
Total liabilities and stockholders’ equity	$9,955,494	$9,260,539

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$3,638,269	$1,723,785	$7,132,625	$3,135,013
Cost of services	1,069,405	512,822	2,096,996	911,712
Gross profit	2,568,864	1,210,963	5,035,629	2,223,301
Operating costs and expenses:
General and administrative	1,003,611	386,666	2,289,864	795,268
Sales and marketing	905,418	178,573	1,428,941	379,590
Depreciation and amortization	280,767	32,588	562,633	67,523
Total operating costs and expenses	2,189,796	597,827	4,281,438	1,242,381
Net operating income	379,068	613,136	754,191	980,920
Other income (expense):
Interest income (expense), net	(360,676)	2,545	(722,731)	2,299
Total other income (expense)	(360,676)	2,545	(722,731)	2,299
Net income before taxes	18,392	615,681	31,460	983,219
Income tax benefit (expense)	49,631	(251,000)	(379)	(403,000)
Net income	$68,023	$364,681	$31,081	$580,219
Income per share - basic	$0.03	$0.19	$0.02	$0.30
Income per share - fully diluted	$0.03	$0.18	$0.02	$0.28
Weighted average number of common shares outstanding - basic	2,042,494	1,950,092	2,039,771	1,946,367
Weighted average number of common shares outstanding - fully diluted	2,106,837	2,061,718	2,111,699	2,043,926

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$68,023	$364,681	$31,081	$580,219
Foreign currency translation adjustment	(3,886)	-	(10,420)	-
Comprehensive income	$64,137	$364,681	$20,661	$580,219

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$31,081	$580,219
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	563,036	67,523
Bad debt expense	104,929	81,755
Deferred income taxes	(768)	-
Stock-based compensation expense	210,183	156,093
Non-cash interest expense	625,000	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(752,861)	(370,806)
Decrease (increase) in deposits and other current assets	(106,158)	(24,594)
Increase (decrease) in accounts payable	137,505	33,088
Increase (decrease) in accrued expenses	(817,067)	13,022
Increase (decrease) in deferred revenue	272,192	(48,506)
Net cash provided by operating activities	267,072	487,794

Cash flows from investing activities:
Purchase of property and equipment	(47,029)	(29,928)
Net cash used in investing activities	(47,029)	(29,928)

Cash flows from financing activities:
Proceeds from exercise of stock options	119,015	64
Payment of dividend	-	(58,418)
Tax benefit on stock-based compensation awards	109,755	-
Repayment of line of credit	-	(150,000)
Net cash provided by (used in) financing activities	228,770	(208,354)

Net change in cash	448,813	249,512
Cash – beginning	1,713,479	1,250,643
Currency translation adjustment	(1,299)	-
Cash – ending	$2,160,993	$1,500,155

Supplemental disclosure for non-cash investing and financing activities	$100,000	$2,364
Cash paid for interest	$556,600	$382,314
Cash paid for income taxes

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting Policies

Basis of Presentation

The unaudited interim consolidated balance sheet as of June 30, 2014 and statements of operations, of comprehensive income, and of cash flows for the three and six month periods ended June 30, 2014 and 2013 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the “Company’s”) 2013 audited financial statements filed on Form 10-K.

Note 2.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings (loss) per Share (EPS)

We calculate earnings per share in accordance with FASB ASC No. 260 – Earnings per Share, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options totaling 180,000 were excluded in the computation of diluted earnings per common share during three and six month periods ended June 30, 2014 because their impact was anti-dilutive.  The Company has a convertible note outstanding as of June 30, 2014 that can be converted into 626,566 shares of common stock, which were excluded from the calculation of diluted earnings per share, as the impact is anti-dilutive.

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year-to-date period, and then adjusted for any discrete period items.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements

As of June 30, 2014 and December 31, 2013, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Translation of Foreign Financial Statements

The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars.  All assets and liabilities have been translated at current rates of exchange in effect at the end of the fiscal period.  Income and expense items have been translated at the average exchange rates for the period.  The gains or losses that result from this process are recorded as a separate component of stockholders’ equity.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Advertising

The Company expenses advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on January 1, 2017.

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

During the year ended December 31, 2013, the Company employed a third party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from PIR.  The income approach was used to determine the value of PIR’s trademarks and client relationships. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The cost approach was used to determine the value of PIR’s fixed assets, customer list, and software.  The cost approach is based on replacement cost as an indicator of value. It assumes that a prudent investor would pay no more for an asset than the amount for which it could be replaced new. Further, to the extent a particular asset provides less utility than a new one, its value will be less than its replacement cost new. To account for this difference, the replacement cost new is adjusted for losses in value that is, depreciated.  Deferred revenue was recorded at fair value, based on the cost to perform the underlying obligations and a normal profit margin.

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
	$3,300,000

Select Pro-Forma Financial Information (Unaudited)

The following represents our unaudited condensed pro-forma financial results for the six-month period ended June 30, 2013 as if the merger with PIR and the Company had occurred as of January 1, 2013. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

Six Months Ended June 30, 2013

$$ Revenues	$8,780,000
Net Income	$709,000
Basic earnings per share	$0.36
Diluted earnings per share	$0.35

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4:  Stockholders’ Equity

Restricted Common Stock

On April 2, 2012, the Company issued grants for a total of 95,000 restricted shares of the Company’s common stock (the “Awards”) to its executive officers and certain other employees.  The Awards vest over periods up to two years as stated in the Award Agreements, and will accelerate in the event of a Corporate Transaction, as such term is defined in the Award Agreements. In the event a grantee’s relationship with the Company is terminated for any reason, vesting will immediately cease. These Awards are not part of the 2010 Equity Incentive Plan.  As of June 30, 2014, all shares of restricted stock were vested.

2014 Equity Incentive Plan

On May 23, 2014, the shareholder’s of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of June 30, 2014, no awards had been issued under the 2014 Plan.

Note 5:  Stock Options

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	22,300	7.56	$0.01	22,300
$1.01 - $2.00	12,050	6.9	$1.74	12,050
$2.01 - $3.00	43,986	4.7	$2.48	23,986
$3.01 - $4.00	15,150	7.76	$3.33	15,150
$4.01 - $8.00	100,000	6.85	$7.76	18,751
$8.01 - $10.00	40,000	4.15	$8.25	10,000
$10.01-$13.49	40,000	4.7	$13.49	2,500
Total	273,486	5.9	$6.68	104,737

As of June 30, 2014, the Company had unrecognized stock compensation related to the options of $1,174,777.

Note 6:  Income taxes

We recognized income tax benefit (expense) of $49,631 and ($379) during the three and six month periods ended June 30, 2014, respectively, based on our projections of future profitability.  We recognized income tax (expense) of ($251,000) and ($403,000) during the three and six month periods ended June 30, 2013, respectively, based on our projections of future profitability.  The variation between the company’s annual effective rate and the Unites States statutory rate of 34% is primarily due to state income taxes, foreign income taxes, the effects of stock compensation, and disallowed interest expense.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7:  Operations and Concentrations

For the three and six month periods ended June 30, 2014 and 2013, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2014	2013	2014	2013
Disclosure Management	25.1%	67.7%	26.6%	72.6%
Shareholder Communications	68.4%	26.7%	66.8%	22.7%
Software licensing	6.5%	5.6%	6.6%	4.7%
Total	100.0%	100.0%	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three and six month periods ended June 30, 2014 or 2013.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at June 30, 2014 or December 31, 2013.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days.

Note 8:  Line of Credit

Effective April 30, 2013, the Company renewed its Line of Credit and increased the amount of funds available to 80% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. The interest rate was also reduced to LIBOR plus 3.5%, and therefore was 3.65% at June 30, 2014.  The Company did now owe any amounts on the Line of Credit at June 30, 2014 and had approximately $945,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

Note 9:  Long Term Debt – Related Party

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the Acquisition of PIR as discussed in Note 3, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). Interest is payable quarterly beginning on September 30, 2013, at a rate of 8% per year and matures on August 22, 2015. If an event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%.  The 8% Note is secured by all of the assets of the Company and is subordinated to the Company’s obligations to its primary financial institution.  Furthermore, in connection with the 8% Note Purchase Agreement, the managing partner of Red Oak was appointed to the Company’s Board of Directors.

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

During the three and six month periods ended June 30, 2014, the Company recorded non-cash interest expense of $312,500 and $625,000, respectively, related to the 8% Note described above.  During the three and six month periods ended June 30, 2014, the Company recorded cash interest expense of $50,000 and $100,000, respectively, related to the 8% Note.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10:  Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic versus international regions:

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Region	2014	2013	2014	2013
North America	$2,860,789	$1,723,785	$5,605,995	$3,135,013
Europe	777,480	-	1,526,630	-
Total	$3,638,269	$1,723,785	$7,132,625	$3,135,013

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,”“believe,”“estimate,”“intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s 2013 Annual Report on Form 10-K, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

Overview

Issuer Direct Corporation (Issuer Direct Corporation and its business are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted).

Issuer Direct is a market leader and innovator of Disclosure Management Systems and Cloud–based Compliance Technologies. The Company’s flagship technology platform – the Disclosure Management System (DMS) – is a secure cloud based workflow compliance collaboration system for corporate issuers and compliance professionals.

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

During the six months ended June 30, 2014  we have focused our direct selling efforts on the larger cap markets and we expect to continue to do so for the remainder of the year. We also continue to operate our reseller business, Issuer Services, where we manage the back office functions for our partner’s clients. The reseller business  is where we have seen attrition in the smaller cap clients that we currently serve and we expect that trend to continue.  We expect the reseller business to evolve beyond our core disclosure product offers to a bundled model whereby we can effectively sell other disclosure management products and services into this reseller client base.

Shareholder communications

As part of the revenue stream realignment, we are now reporting our core press release distribution; investor relation systems and market data cloud business together with the services of PrecisionIR  (Investor Outreach, Annual Report Service, Investor Hotline and Webcasting), as well as our proxy and printing business. These products and services represent our shareholder communications business.  By having our own market data cloud system for our investor relations systems, our products have been able to outperform our expectations in the market compared to our competitors. During fiscal 2014, we intend to begin licensing portions of our data business and application programming interfaces (“API’s”) to other providers and disseminators that are seeking a competitive replacement in the market.  We are committed to continuing to expand revenue from this business.

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

Software licensing

Revenues from this business still tend to be directly tied to our core businesses, disclosure management and shareholder communications. Specifically, when corporate issuers conduct an annual general meeting, purchase or upgrade their investor relations system, or conduct earnings calls during annual or quarterly periods, we tend to license our technology platforms for each of these examples. Although revenues from this business remain relatively small, we expect them to grow significantly over the next fiscal year as we begin to productize some of our shareholder communications and disclosure management system.

We continue to believe there is a significant demand for better quality datasets. We are one of the only companies in this industry utilizing the core financial data of XBRL to power our fundamentals for our Stock Charting & Fundamentals system. Today, we maintain data on over 20,000 companies in our data-cloud, which encompasses stock information, profile data, financial data and reports, fundamentals, news, videos and presentations. During fiscal 2014, we are building these data sets into our Disclosure Management System (DMS). This disclosure system allows corporate issuers, and their constituents the ability to create, edit and publish information from one interface to regulators, markets and shareholders.

Our Technology Platform - Disclosure Management System (DMS)

Our DMS is a secure cloud-based business process reporting and automation solution that gives users the ability to disclose, manage, and communicate their respective messages from our enterprise Platform as a Service (PaaS). Our unique disclosure process aims to create efficiencies not previously possible in areas of normal regulatory business functions of the public markets, where we can clearly improve processes, streamline complexities, while reducing expenditures, generally associated with reporting and disclosure.

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

Today, the platform that makes up our disclosure management system is used by thousands of officers, directors and compliance and communication professionals. The systems include the following:

-	Regulatory compliance (Edgar & XBRL)
-	Real-time Financial Reviewers Guide
-	Investor Relation content management (CMS - content management system)
-	Webcasting / earnings calls
-	News/Earnings Distribution
-	Shareholder Analysis and Targeting
-	Company Spotlight and Annual Report Content Management
-	Annual Meeting planning and real-time proxy voting system
-	Stock issuances, and shareholder reporting
-	Social integration and investor outreach communications
-	Print on Demand & digital document library

Results of Operations

Comparison of results of operations for the three and six months ended June 30, 2014 and 2013

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2014	2013	2014	2013
Disclosure Management
Revenue	$915,495	$1,167,247	$1,899,140	$2,276,053
Gross Margin	$691,375	$905,052	$1,406,825	$1,764,319
Gross Margin %	76%	78%	74%	78%

Shareholder Communications
Revenue	$2,487,810	$460,654	$4,761,300	$711,017
Gross Margin	$1,684,792	$211,523	$3,243,734	$312,975
Gross Margin %	68%	46%	68%	44%

Software licensing
Revenue	$234,964	$95,884	$472,185	$147,943
Gross Margin	$192,697	$94,388	$385,070	$146,007
Gross Margin %	82%	98%	82%	99%

Total
Revenue	$3,638,269	$1,723,785	$7,132,625	$3,135,013
Gross Margin	$2,568,864	$1,210,963	$5,035,629	$2,223,301
Gross Margin %	71%	70%	71%	71%

Revenues

Total revenue increased by $1,914,484, or 111%, to $3,683,269 during the three-month period ended June 30, 2014, as compared to $1,723,785 during the same period of fiscal 2013. The overall increases in revenue during the three-month period ended June 30, 2014 as compared to the same period of fiscal 2013 is attributable to an increase in revenue from shareholder communications of $2,027,156 and an increase in revenue from software licensing of $139,080 as compared to the same period of 2013. Total revenue increased by $3,997,612, or 128%, to $7,132,625 during the six-month period ended June 30, 2014, as compared to $3,135,013 during the same period of fiscal 2013. The overall increases in revenue during the six-month period ended June 30, 2014 as compared to the same period of fiscal 2013 is attributable to an increase in revenue from shareholder communications of $4,050,283 and an increase in revenue from software licensing of $324,242 as compared to the same period of 2013.  The increases in both the three and six-month periods ended June 30, 2014 are all due to the acquisition of PrecisionIR on August 22, 2013.

Disclosure management revenues decreased $251,752, or 21%, during the three-month period ended June 30, 2014 as compared to the same period of fiscal 2013.  Disclosure management services decreased $376,913, or 17%, during the six-month period ended June 30, 2014 as compared to the same period of fiscal 2013.  The decreases are attributable to several factors.  We have experienced increased price pressure in our XBRL service offerings as the market becomes more mature.  We have also focused less on our reseller business, as we our focus is on selling direct to issuers.  Furthermore, in fiscal 2013 we were able to charge consulting fees for XBRL for onboarding for first time XBRL filings, and did not have such fees in fiscal 2014. Also, as the markets for digital stock delivery become more widely used, we are seeing less physical issuances and more delivery by digital platform from the Depository and the Bank and Broker community. The timing of these corporate directives and actions are difficult to predict as they are controlled by our clients and the conditions of the market, and therefore fluctuate from quarter to quarter.

Shareholder communication revenue increased $2,027,156, or 440% during the three-month period ended June 30, 2014 as compared to the same period of fiscal 2013. Shareholder communication revenue increased $4,050,283, or 570% during the six-month period ended June 30, 2014 as compared to the same period of fiscal 2013. The increases in our shareholder communications business is directly attributable to the inclusion of PrecisionIR revenue in the three and six-month periods ended June 30, 2014, as we acquired PrecisionIR on August 22, 2013. We anticipate that we will achieve significant growth in shareholder communications revenue at least through the end of the third quarter of 2014 as compared to 2013 due to the acquisition of PrecisionIR.

Software licensing revenues increased by $139,080, or 145% during the three-month period ended June 30, 2014 as compared to the same period of fiscal 2013. Software licensing revenues increased by $324,242, or 219% during the six-month period ended June 30, 2014 as compared to the same period of fiscal 2013. We generated revenue of $131,406 and $253,588, respectively, from PrecisionIR’s webcasting business in the three and six-month periods ended June 30, 2014. The remainder of the increase was due to increased revenue from our market streams and investor relation’s platform.

No customers accounted for more than 10% of the operating revenues during the three or six-month periods ended June 30, 2014 or 2013.

Revenue Backlog

At June 30, 2014, we have recorded deferred revenue of $1,332,289 that we expect to recognize over the next twelve months, compared to just $64,400 at June 30, 2013. Deferred revenue primarily consists of customers who have prepaid for our annual report service, and annual XBRL contracts.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues increased by $556,583, or 109% during the three-month period ended June 30, 2014 as compared to the same period of fiscal 2013. Cost of revenues increased by $1,185,284, or 130% during the six-month period ended June 30, 2014 as compared to the same period of fiscal 2013.  However, overall gross margin remained high during the three and six-month periods ended June 30, 2014 at 71%, compared to 70% and 71%, respectively, in the three and six-month periods ended June 30, 2013.

We achieved margins of 76% from our disclosure management services during the three month-period ended June 30, 2014 as compared to 78% in the same period of fiscal 2013.  We achieved margins of 74% from our disclosure management services during the six month-period ended June 30, 2014 as compared to 78% in the same period of fiscal 2013. As previously discussed we are experiencing pricing pressure for our XBRL services.  However, we anticipate that margins from our disclosure management services will still remain above 70% in the future.

Gross margins from our shareholder communications services increased to 68% in the three-month period ended June 30, 2014, as compared to 46% in the same period of fiscal 2013.  Gross margins from our shareholder communications services increased to 68% in the six-month period ended June 30, 2014, as compared to 44% in the same period of fiscal 2013.  As previously stated, our revenues from these services increased significantly in fiscal 2014 due to the inclusion of PrecisionIR revenues.  PrecisionIR has historically achieved margins of approximately 70% or more from these services, which has attributed to the overall improvement in gross margins.

Gross margins from software licensing were 82% in the three-month period ended June 30, 2014, as compared to 98% in the same period of fiscal 2013. Gross margins from software licensing were 82% in the six-month period ended June 30, 2014, as compared to 99% in the same period of fiscal 2013. Software revenue now includes PrecisionIR’s webcasting business, which will result in higher revenues in the future, but at slightly lower margins due to the platform cost to deliver the service.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses increased $616,945 during the three-month period ended June 30, 2014 as compared to the same period of fiscal 2013.

The increase in the three-month period end June 30, 2014 as compared to the same period of fiscal 2013 was largely due to the inclusion of PrecisionIR’s general and administrative expenses. Cash related personnel expenses increased $304,554, and stock based compensation increased $43,901.  Facility related cost, including rent, increased $41,068.  Furthermore, professional fees increased $106,228 to support a more complex audit, tax consulting and preparation services, legal cost, and also for consulting fees paid to implement a new accounting system.

General and administrative expenses increased $1,494,596 during the six-month period ended June 30, 2014 as compared to the same period of fiscal 2013.

The increase in the six-month period end June 30, 2014 as compared to the same period of fiscal 2013 was also largely due the inclusion of PrecisionIR’s general and administrative expenses. Cash related personnel expenses increased $733,610, and stock based compensation increased $75,675.  Facility related cost, including rent, increased $69,335.  Furthermore, professional fees increased $239,431 to support a more complex audit, tax consulting and preparation services, legal cost, and also for consulting fees paid to implement a new accounting system.  Furthermore, we paid fees of $50,000 in the listing of our common stock on NYSE MKTS as we moved to the exchange during the first quarter of 2014.

Certain of the increases in general and administrative cost mentioned above are non-recurring in nature, such as consulting fees, other professional fees, and the entire NYSE MKTS list fee, so we anticipate that general and administrative expenses will decrease in the future.  Management believes it can manage the general and administrative expenses going forward to be inline with revenues.

         Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three-month period ended June 30, 2014 increased by $726,845 as compared to the same period of fiscal 2013. Sales and marketing expenses for the six-month period ended June 30, 2014 increased by $1,049,351 as compared to the same period of fiscal 2013. These increase are almost entirely attributable to the inclusion of PrecisionIR sales and marketing activities in fiscal 2014.

As a percentage of revenue, sales and marketing expense was 25% during the three-month period ended June 30, 2014, compared to 10% in the same period of fiscal 2013. As a percentage of revenue, sales and marketing expense was 20% during the six-month period ended June 30, 2014, compared to 12% in the same period of fiscal 2013. We placed a higher priority on sales and marketing activities, particularly direct mail campaigns, in the legacy PrecisionIR business in the second quarter of 2014, and therefore sales and marketing expense increased as a percentage of revenue in both the three and six-month periods ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expenses during the three and six-month periods ended June 30, 2014 increased by $248,179 and $495,110, respectively, as compared to the same period of fiscal 2013. The increase is almost entirely attributable to the amortization of intangible assets recorded as a result of the acquisition of PrecisionIR on August 22, 2013

Interest Income and Expense, Net

Net interest expense during the three and six-month periods ended June 30, 2014 increased $363,221 and $725,030, respectively, as compared to the same periods of 2013.  During the three and six-month periods ended June 30, 2014, the Company recorded non-cash interest expense of $312,500 and $625,000, respectively, and cash interest expense of $50,000 and $100,000, respectively, related to the 8% Note (see Note 9 of the Consolidated Financial Statements), which attributed almost entirely to the increase in interest expense. We expect net interest expense to continue to increase significantly through the end of the third quarter of 2014 compared to the same periods in the prior year due to the full year impact of the amortization of debt discount and cash interest expense.

Income tax benefit (expense)

We recorded an income tax benefit of $49,631 during the three month-period ended June 30, 2014 as compared to income tax expense of $251,000 during the same period of 2013.   We recorded an income tax expense of $379 during the six month-period ended June 30, 2014 as compared to $403,000 during the same period of 2013.  The variation between the company’s annual effective rate and the Unites States statutory rate of 34% is primarily due to state income taxes, foreign income taxes, the effects of stock compensation, and disallowed interest expense.  The tax benefit recorded in the three-month period ended June 30, 2014 is primarily due to a difference in the estimated effective tax rate and income in foreign jurisdictions, based on the utilization of tax credits.

Net Income/Loss

Net income for the three-month period ended June 30, 2014 was $68,023 compared to $364,681 in the same period of fiscal 2013.  Net income for the six-month period ended June 30, 2014 was $31,081 compared to $580,219 in the same period of fiscal 2013.

Although revenues were significantly higher with sustained gross margins in three and six-month periods ended June 30, 2014 as compared to the same periods of 2013 as previously discussed, net income in 2014 is lower for both periods primarily due to our increased amortization expenses related to the intangible assets recorded as a result of the acquisition of PrecisionIR, as well as significant non-cash and cash interest expense as explained above.

Liquidity and Capital Resources

As of June 30, 2014, we had $2,160,993 in cash and cash equivalents and $2,627,879 in net accounts receivable. Current liabilities at June 30, 2014, totaled $2,436,053 including our accounts payable, deferred revenue, accrued payroll liabilities, accrued postage, income taxes payable, and other accrued expenses. At June 30, 2014, our current assets exceeded our current liabilities by $2,621,847.

Effective April 30, 2013, the Company renewed its Line of Credit and increased the amount of funds available to 80% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. The Company did not owe any amounts on the Line of Credit at June 30, 2014 and had approximately $945,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

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

The Company’s outlook for 2014 remains positive as compared to 2013, and we will anticipate achieving significant year over year increases in revenue through the end of the third quarter, as PrecisionIR was acquired during the third quarter of 2013. By integrating the business of PrecisionIR with Issuer Direct’s core operations, management continues to feel confident in its ability to execute against its objectives and strategy, and to generate positive results as compared to comparable periods of the prior year. Furthermore, as more of our revenue is under quarterly and annual contracts, our revenue will continue to become more predictable.  At June 30, 2014, we have deferred revenue of $1,332,289 that will be recognized over the next twelve months, compared to just $64,400 at June 30, 2013.

We have spent and will continue to spend a considerable amount of time focused on our product sets, platforms and intellectual property development through the remaining part of 2014. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth management believes it can achieve. By being successful in this development effort, we can achieve increases in revenues per user in the later half of 2014 and through 2015.

This strategy is not any different than it has been over the past several years.  We have always strived to remain competitively ahead of the market by integrating, refining and delivering solutions to the corporate issuer marketplace in a offering no other provider could match. The simple fact is, the market has begun to catch up and or has met our levels of being disruptive. Therefore the next phase of our strategy is extremely important to bring to market as successfully as we have done in the past. It is our belief that because of our technology development focus, we will be successful in expanding the number of services per client, as well as the continued organic success in acquiring new clients.

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

Overall, the demand for corporate services continues to be strong in the segments we serve.  In a portion of our business, we will continue to see demand shift from traditional printed materials to more of a hybrid or print-on-demand solution. We are positioned well in this space to be both competitive and agile to deliver these solutions to the market at the same or higher gross margins.

We expect to continue to focus on the following key strategic initiatives during 2014:

●  The final steps in integration between Issuer Direct and the global operations of PrecisionIR;
●  Profitable sustainable growth;
●  Continue to generate significant cash flows from operations;
●  Increase ARPI; and
●  Expand customer base.

We continue to believe there is significant demand for our products among the large, middle and small cap markets that are seeking to find better systems and tools to disseminate and communicate their respective messages.

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
______________________________
*	filed or furnished herewith
**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2014
ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer