Form 10-Q
period 2014-09-30
ISSUER DIRECT CORP
filed 2014-11-05
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,086,944 shares of common stock were issued and outstanding as of November 5, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,549,653	$1,713,479
Accounts receivable, (net of allowance for doubtful accounts of $508,950 and $429,509, respectively)	1,753,146	1,970,531
Deferred income tax asset – current	25,843	25,843
Other current assets	633,038	160,756
Total current assets	5,961,680	3,870,609
Furniture, equipment and improvements, net	222,508	297,577
Goodwill	1,056,873	1,056,873
Intangible assets (net of accumulated amortization of $1,273,527 and $582,871, respectively)	3,322,474	4,013,129
Other noncurrent assets	50,105	22,351
Total assets	$10,613,640	$9,260,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$413,333	$267,637
Accrued expenses	1,060,055	1,553,334
Note payable (net of debt discount of $1,115,591 on September 30, 2014)	1,384,409	-
Deferred revenue	1,095,011	1,053,401
Total current liabilities	3,952,808	2,874,372
Note payable (net of debt discount of $2,053,091 on December 31, 2013)	-	446,909
Deferred tax liability	1,636,446	1,650,460
Other long term liabilities	122,466	83,063
Total liabilities	5,711,720	5,054,804

Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,070,559 and 2,006,689 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	2,071	2,007
Additional paid-in capital	4,570,392	3,977,661
Other accumulated comprehensive loss	(62,930)	(59,065)
Retained earnings	392,387	285,132
Total stockholders' equity	4,901,920	4,205,735
Total liabilities and stockholders’ equity	$10,613,640	$9,260,539

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues	$3,220,539	$2,102,831	$10,353,164	$5,238,244
Cost of services	994,847	627,532	3,091,843	1,539,244
Gross profit	2,225,692	1,475,299	7,261,321	3,699,000
Operating costs and expenses:
General and administrative	900,142	610,232	3,190,006	1,405,498
Sales and marketing	571,232	377,664	2,000,173	757,254
Depreciation and amortization	266,950	143,689	829,583	211,212
Total operating costs and expenses	1,738,324	1,131,585	6,019,762	2,373,964
Net operating income	487,368	343,714	1,241,559	1,325,036
Other expense:
Interest expense, net	368,172	154,076	1,090,903	151,778
Total other expense	368,172	154,076	1,090,903	151,778
Net income before taxes	119,196	189,638	150,656	1,173,258
Income tax expense	43,022	72,294	43,401	475,294
Net income	$76,174	$117,344	$107,255	$697,964
Income per share - basic	$0.04	$0.06	$0.05	$0.36
Income per share - fully diluted	$0.04	$0.05	$0.05	$0.34
Weighted average number of common shares outstanding - basic	2,062,399	1,968,871	2,042,813	1,954,314
Weighted average number of common shares outstanding - fully diluted	2,117,526	2,273,497	2,108,396	2,056,995

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net income	$76,174	$117,344	$107,255	$697,964
Foreign currency translation adjustment	6,555	(39,247)	(3,865)	(39,247)
Comprehensive income	$82,729	$78,097	$103,390	$658,717

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$107,255	$697,964
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	829,583	211,212
Bad debt expense	206,206	131,409
Deferred income taxes	(14,014)	7,326
Stock-based compensation expense	315,134	222,439
Non-cash interest expense	937,500	134,409
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,694	130,098
Decrease (increase) in deposits and other current assets	(500,281)	(172,189)
Increase (decrease) in accounts payable	146,126	89,538
Increase (decrease) in accrued expenses	(453,286)	74,982
Increase (decrease) in deferred revenue	45,035	(376,466)
Net cash provided by operating activities	1,627,952	1,150,722

Cash flows from investing activities:
Purchase of property and equipment	(63,767)	(40,444)
Purchase of acquired business, net of cash acquired	-	(3,178,399)
Net cash used in investing activities	(63,767)	(3,218,843)

Cash flows from financing activities:
Proceeds from exercise of stock options	128,492	50,685
Payment of dividend	-	(117,286)
Tax benefit on stock-based compensation awards	149,170	-
Borrowings on long term debt	-	2,500,000
Advances from line of credit (net)	-	350,000
Net cash provided by financing activities	277,662	2,783,399

Net change in cash	1,841,847	715,278
Cash – beginning	1,713,479	1,250,643
Currency translation adjustment	(5,673)	(39,247)
Cash – ending	$3,549,653	$1,926,674

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$150,000	$21,739
Cash paid for income taxes	$641,600	$446,564
Non cash activities:
Issuance of beneficial conversion feature to holder of note payable	$-	$2,500,000

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   Accounting Policies

Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2014 and statements of operations, of comprehensive income, and of cash flows for the three and nine month periods ended September 30, 2014 and 2013 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with 2013 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2.   Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings (loss) per Share (EPS)

We calculate EPS in accordance with FASB ASC No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options totaling 178,750 were excluded in the computation of diluted earnings per common share during the three and nine month periods ended September 30, 2014 because their impact was anti-dilutive.  The Company has a convertible note outstanding as of September 30, 2014 that can be converted into 626,566 shares of common stock, which were excluded from the calculation of diluted EPS, as the impact is anti-dilutive.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements

As of September 30, 2014 and December 31, 2013, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
	$3,300,000

Select Pro-Forma Financial Information (Unaudited)

The following represents our unaudited condensed pro-forma financial results for the nine-month period ended September 30, 2013 as if the merger with PIR and the Company had occurred as of January 1, 2013. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

Nine Months Ended September 30, 2013
Revenues	$12,288,244
Net Income	$839,595
Basic earnings per share	$0.43
Diluted earnings per share	$0.41

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4:    Stockholders’ Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholder’s of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of September 30, 2014, no awards had been issued under the 2014 Plan.

Note 5:    Stock Options

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	19,700	7.31	$0.01	19,700
$1.01 - $2.00	9,050	6.65	$1.76	9,050
$2.01 - $3.00	37,986	4.43	$2.49	20,486
$3.01 - $4.00	15,150	7.50	$3.33	15,150
$4.01 - $8.00	98,750	6.57	$7.76	23,750
$8.01 - $10.00	40,000	3.89	$8.25	12,500
$10.01-$13.49	40,000	4.44	$13.49	5,000
Total	260,636	5.63	$6.90	105,636

As of September 30, 2014, the Company had unrecognized stock compensation related to the options of $1,084,164.

Note 6:    Income taxes

We recognized income tax expense of $43,022 and $43,401 during the three and nine month periods ended September 30, 2014, respectively, based on our projections of future profitability.  We recognized income tax expense of $72,294 and $475,294 during the three and nine month periods ended September 30, 2013, respectively. The variation between the company’s annual effective rate and the Unites States statutory rate of 34% is primarily due to state income taxes, foreign income taxes, the effects of stock compensation, and disallowed interest expense.

Note 7:    Operations and Concentrations

For the three and nine month periods ended September 30, 2014 and 2013, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2014	2013	2014	2013
Disclosure Management	22.8%	40.8%	25.4%	59.8%
Shareholder Communications	71.3%	54.7%	68.2%	35.2%
Software licensing	5.9%	4.5%	6.4%	5.0%
Total	100.0%	100.0%	100.0%	100.0%

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

No customers accounted for more than 10% of the operating revenues during the three and nine month periods ended September 30, 2014 or 2013.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at September 30, 2014 or December 31, 2013.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days.

Note 8:    Line of Credit

Effective September 2, 2014, the Company renewed its Line of Credit and increased the amount of funds available to 80% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. The interest rate was also reduced to LIBOR plus 3.0%, and therefore was 3.15% at September 30, 2014.  The Company did not owe any amounts on the line of credit at September 30, 2014 and had $771,436 available for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

Note 9:    Note Payable – Related Party

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

During the three and nine month periods ended September 30, 2014, the Company recorded non-cash interest expense of $312,500 and $937,500, respectively, related to the 8% Note described above.  During the three and nine month periods ended September 30, 2014, the Company recorded cash interest expense of $50,000 and $150,000, respectively, related to the 8% Note.

Note 10:         Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic versus international regions:

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Region	2014	2013	2014	2013
North America	$2,522,586	$1,756,446	$8,128,580	$4,891,859
Europe	697,953	346,385	2,224,584	346,385
Total	$3,220,539	$2,102,831	$10,353,164	$5,238,244

Note 11:     Subsequent Events

On October 29, the Company purchased certain assets of “Accesswire”, from Baystreet.ca Media.  Accesswire specializes in press release distribution to both private and publically held companies.  The assets acquired consist primarily of intangible assets, including customer relationships, distributor relationships, trademarks, software and goodwill.  The purchase price of $1,840,000 consisted of cash of $1,700,000 and 15,385 shares of the company’s common stock with a value of $140,000 based on the closing price of the Company’s stock on the date of closing.

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

On October 29, 2014, the Company purchased certain assets of “Accesswire”, from Baystreet.ca Media.  Accesswire specializes in press release distribution to both private and publically held companies.  The assets acquired consist primarily of intangible assets, including customer relationships, distributor relationships, trademarks, software and goodwill.  The purchase price of $1,840,000 consisted of cash of $1,700,000 and 15,385 shares of the company’s common stock with a value of $140,000 based on the closing price of the Company’s stock on the date of closing. Our third quarter results do not include the operating results of Accesswire.

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

During the nine months ended September 30, 2014, we have both expanded and reorganized our direct selling efforts.  For the remainder of fiscal 2014, we intend to continue expanding our global sales and marketing teams.

We also continue to operate our reseller business, Issuer Services, where we manage the back office functions for our partner’s clients. This reseller business has stabilized, whereas in past quarters we had seen some partner client attrition in the smaller cap space. We believe both pricing pressures and new market entrants have stabilized and our positioning in the market remains strong. We expect the reseller business to evolve beyond our core disclosure product offerings to a bundled model whereby we can effectively sell other disclosure and communications products and services into this reseller client base.

Shareholder communications

As part of the revenue stream realignment, we are now reporting our core press release distribution; investor relation systems and market data cloud business together with the services of PrecisionIR  (Investor Outreach, Annual Report Service, Investor Hotline and Webcast teleconference services), as well as our proxy services and printing business. These products and services represent our shareholder communications business.  By having our own market data cloud system for our investor relations systems, our products have been able to outperform our expectations in the market compared to our competitors.

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

As a result of the recent acquisition of Accesswire, which specializes in press release distribution to both private and publically held companies, we anticipate an increase in revenues from shareholder communications in the future, and also an increased focus on solidifying our market position in the newswire business.

Software licensing

Revenues from this business still tend to be directly tied to our core businesses, disclosure management and shareholder communications. Specifically, when corporate issuers conduct an annual general meeting, purchase or upgrade their investor relations system, or conduct earnings calls during annual or quarterly periods, we attempt to license our technology platforms for each of these services. Although revenues from this business remain relatively small, we expect them to grow significantly over the next fiscal year as we begin to productize some of our shareholder communications and disclosure management system.

We continue to believe there is a significant demand for better quality datasets. We are one of the only companies in this industry utilizing the core financial data of XBRL to power our fundamentals for our Stock Charting & Fundamentals system. Today, we maintain data on over 20,000 companies in our data-cloud, which encompasses stock information, profile data, financial data and reports, fundamentals, news, videos and presentations. During the period ended September 30, 2014, we completed the upgrades of our data sets into our Disclosure Management System (DMS). This disclosure system allows corporate issuers, and their constituents the ability to create, edit and publish information from one interface to regulators, markets and shareholders.

During the remaining part of fiscal 2014, we intend to further license portions of our data business and application programming interfaces (“API’s”) to other providers and disseminators that are seeking a competitive replacement in the market.  We are committed to continuing to expand revenue from this business.

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

Our DMS is the only secure workflow technology available today that allows officers, directors, compliance and investor/public relations’ professionals the ability to manage the entire back-office functions of their respective companies from one interface.

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

Today, the platform that makes up our disclosure management system is used by thousands of officers, directors and compliance and communication professionals. The systems include the following:

-	Regulatory compliance (Edgar & XBRL)
-	Real-time Financial Reviewers Guide
-	Investor Relation content management (CMS - content management system)
-	Webcasting / earnings calls
-	News/Earnings Distribution
-	Shareholder Analysis and Targeting
-	Company Spotlight and Annual Report Content Management
-	Annual Meeting planning and real-time proxy voting system
-	Stock issuances, and shareholder reporting
-	Social integration and investor outreach communications
-	Print on Demand & digital document library

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2014 and 2013

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2014	2013	2014	2013
Disclosure Management
Revenue	$732,818	$857,759	$2,631,958	$3,133,812
Gross Margin	$539,165	$613,715	$1,945,990	$2,320,965
Gross Margin %	74%	72%	74%	74%

Shareholder Communications
Revenue	$2,297,297	$1,150,666	$7,058,597	$1,842,098
Gross Margin	$1,527,317	$777,142	$4,771,051	$1,127,600
Gross Margin %	66%	68%	68%	61%

Software licensing
Revenue	$190,424	$94,406	$662,609	$262,334
Gross Margin	$159,210	$84,442	$544,280	$250,435
Gross Margin %	84%	89%	82%	95%

Total
Revenue	$3,220,539	$2,102,831	$10,353,164	$5,238,244
Gross Margin	$2,225,692	$1,475,299	$7,261,321	$3,699,000
Gross Margin %	69%	70%	70%	71%

Revenues

Total revenue increased by $1,117,708, or 53%, to $3,220,539 during the three-month period ended September 30, 2014, as compared to $2,102,831 during the same period of fiscal 2013. The overall increases in revenue during the three-month period ended September 30, 2014 as compared to the same period of fiscal 2013 is attributable to an increase in revenue from shareholder communications of $1,146,631 and an increase in revenue from software licensing of $96,018 as compared to the same period of 2013. Total revenue increased by $5,114,920, or 98%, to $10,353,164 during the nine-month period ended September 30, 2014, as compared to $5,238,244 during the same period of fiscal 2013. The overall increases in revenue during the nine-month period ended September 30, 2014 as compared to the same period of fiscal 2013 is attributable to an increase in revenue from shareholder communications of $5,216,499 and an increase in revenue from software licensing of $400,275 as compared to the same period of 2013.   The increases in both periods were offset by decreases in disclosure management revenues as discussed below. The increases in shareholder communications revenue in both the three and nine-month periods ended September 30, 2014 are due to the acquisition of PrecisionIR on August 22, 2013.

Disclosure management revenues decreased $124,941, or 15%, during the three-month period ended September 30, 2014 as compared to the same period of fiscal 2013.  Disclosure management services decreased $501,854, or 16%, during the nine-month period ended September 30, 2014 as compared to the same period of fiscal 2013.  The decreases are attributable to several factors.  We have experienced increased price pressure in our XBRL service offerings as the market becomes more mature.  We have also focused less on our reseller business, as our focus is now on selling direct to issuers.  Furthermore, in fiscal 2013 we were able to charge consulting fees for XBRL for onboarding for first time XBRL filings, and did not have such fees in fiscal 2014. Also, as the markets for digital stock delivery become more widely used, we are seeing less physical issuances and more delivery by digital platform from the Depository and the Bank and Broker community. The timing of these corporate directives and actions are difficult to predict as they are controlled by our clients and the conditions of the market, and therefore fluctuate from quarter to quarter.

Shareholder communication revenue increased $1,146,631, or 100% during the three-month period ended September 30, 2014 as compared to the same period of fiscal 2013. Shareholder communication revenue increased $5,216,499, or 283% during the nine-month period ended September 30, 2014 as compared to the same period of fiscal 2013. The increases in our shareholder communications business is directly attributable to the inclusion of PrecisionIR revenue for the entire duration of the three and nine-month periods ended September 30, 2014.  During the same periods of fiscal 2013, PrecisionIR revenue was included for only 40 days as we acquired PrecisionIR on August 22, 2013.

Software licensing revenues increased by $96,018, or 102% during the three-month period ended September 30, 2014 as compared to the same period of fiscal 2013. Software licensing revenues increased by $400,275, or 153% during the nine-month period ended September 30, 2014 as compared to the same period of fiscal 2013. We generated revenue of $109,759 and $362,947, respectively, from webcasting business in the three and nine-month periods ended September 30, 2014, whereas we only had $17,233 of webcasting in the three and nine month periods ended September 30, 2013 as PrecisionIR was acquired on August 22, 2013. The increase related to the webcasting business was offset by a decrease in our iProxy Direct System and IR Direct Portal business due to timing of corporate directives and actions, which are difficult to predict as they are controlled by our clients and the conditions of the market, and therefore fluctuate from quarter to quarter.

No customers accounted for more than 10% of the operating revenues during the three or nine-month periods ended September 30, 2014 or 2013.

Revenue Backlog

At September 30, 2014, we have recorded deferred revenue of $1,095,011 that we expect to recognize over the next twelve months. Deferred revenue primarily consists of customers who have prepaid for our annual report service, and annual XBRL contracts.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues increased by $367,315, or 59% during the three-month period ended September 30, 2014 as compared to the same period of fiscal 2013. Cost of revenues increased by $1,552,599, or 101% during the nine-month period ended September 30, 2014 as compared to the same period of fiscal 2013.  However, overall gross margin remained high during the three and nine-month periods ended September 30, 2014 at 69% and 70%, compared to 70% and 71%, respectively, in the three and nine-month periods ended September 30, 2013.

We achieved margins of 74% from our disclosure management services during the three month-period ended September 30, 2014 as compared to 72% in the same period of fiscal 2013.  Margins from our disclosure management services were consistent at 74% during the nine month-period ended September 30, 2014 and the same period of fiscal 2013. As previously discussed we are experiencing pricing pressure for our XBRL services, although we have been able to offset this with cost savings.  However, we anticipate that margins from our disclosure management services will remain above 70% in the future.

Gross margins from our shareholder communications services decreased to 66% in the three-month period ended September 30, 2014, as compared to 68% in the same period of fiscal 2013.  Gross margins from our shareholder communications services increased to 68% in the nine-month period ended September 30, 2014, as compared to 61% in the same period of fiscal 2013.  As previously stated, our revenues from these services increased significantly in fiscal 2014 due to the inclusion of PrecisionIR revenues.  PrecisionIR has historically achieved margins of approximately 70% or more from these services, which has attributed to the overall improvement in gross margins for the nine-month period ended September 30, 2014.  The decrease during the three-month period ended September 30, 2014 is the result of the timing of fulfillment of orders generated from one of our direct marketing campaigns. Furthermore, we provided press release services to a partner for which we are a reseller at lower than normal margins in order to help them with an internal problem with their systems.  This was a one-time event.

Gross margins from software licensing were 84% in the three-month period ended September 30, 2014, as compared to 89% in the same period of fiscal 2013. Gross margins from software licensing were 82% in the nine-month period ended September 30, 2014, as compared to 95% in the same period of fiscal 2013. Software revenue now includes our webcasting business, which will result in higher revenues in the future, but at slightly lower margins due to the platform cost to deliver the service.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses increased $289,910 during the three-month period ended September 30, 2014 as compared to the same period of fiscal 2013.

The increase in the three-month period ended September 30, 2014 as compared to the same period of fiscal 2013 was largely due to the inclusion of PrecisionIR’s general and administrative expenses for the full period as PrecisionIR was only included for forty days in the three months ended September 30, 2013. Cash related personnel expenses increased $118,424.  Furthermore, bad debt expense increased $126,179, as our accounts receivable balance for the combined company was larger.  During the last three months we took steps to consolidate the collection function of both Issuer Direct and PrecisionIR, which we expect will reduce our expense in the future.

General and administrative expenses increased $1,784,508 during the nine-month period ended September 30, 2014 as compared to the same period of fiscal 2013.

The increase in the nine-month period end September 30, 2014 as compared to the same period of fiscal 2013 was also largely due the inclusion of PrecisionIR’s general and administrative expenses. Cash related personnel expenses increased $850,829, and stock based compensation increased $106,572.  Facility related costs, including rent, increased $71,240.  Furthermore, professional fees increased $226,128 to support a more complex audit, and a more complex tax structure, an increase in legal costs, and also for consulting fees paid to implement a new accounting system.  Furthermore, we paid fees of $50,000 in the listing of our common stock on NYSE MKTS as we moved to the exchange during the first quarter of 2014.

Certain of the increases in general and administrative cost mentioned above are non-recurring in nature, such as consulting fees, other professional fees, and the entire NYSE MKTS list fee, so we anticipate that general and administrative expenses will decrease in the future.  Management believes it can manage the general and administrative expenses going forward to be in line with revenues.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three-month period ended September 30, 2014 increased by $193,568 as compared to the same period of fiscal 2013. Sales and marketing expenses for the nine-month period ended September 30, 2014 increased by $1,242,919 as compared to the same period of fiscal 2013. These increases are almost entirely attributable to the inclusion of PrecisionIR sales and marketing activities in fiscal 2014.

As a percentage of revenue, sales and marketing expense was consistent at 18% during both the three-month period ended September 30, 2014 and the same period of fiscal 2013. As a percentage of revenue, sales and marketing expense was 19% during the nine-month period ended September 30, 2014, compared to 14% in the same period of fiscal 2013. We placed a higher priority on sales and marketing activities, particularly direct mail campaigns, in the legacy PrecisionIR business in the second quarter of 2014, and therefore sales and marketing expense increased as a percentage of revenue during the nine-month period ended September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expenses during the three and nine-month periods ended September 30, 2014 increased by $123,261 and $618,371, respectively, as compared to the same period of fiscal 2013. The increase is almost entirely attributable to the amortization of intangible assets recorded as a result of the acquisition of PrecisionIR on August 22, 2013.

Interest Income and Expense, Net

Net interest expense during the three and nine-month periods ended September 30, 2014 increased $214,096 and $939,125, respectively, as compared to the same periods of 2013.  During the three and nine-month periods ended September 30, 2014, the Company recorded non-cash interest expense of $312,500 and $937,500, respectively, and cash interest expense of $50,000 and $150,000, respectively, related to the 8% Note (see Note 9 of the Consolidated Financial Statements), which attributed almost entirely to the increase in interest expense.

Income tax expense

We recorded an income tax expense of $43,022 during the three month-period ended September 30, 2014 as compared to income tax expense of $72,294 during the same period of 2013.   We recorded an income tax expense of $43,401 during the nine month-period ended September 30, 2014 as compared to $475,294 during the same period of 2013.  The variation between the company’s annual effective rate and the Unites States statutory rate of 34% is primarily due to state income taxes, foreign income taxes, the effects of stock compensation, and disallowed cash interest expense.

Net Income/Loss

Net income for the three-month period ended September 30, 2014 was $76,174 compared to $117,344 in the same period of fiscal 2013.  Net income for the nine-month period ended September 30, 2014 was $107,255 compared to $697,964 in the same period of fiscal 2013.

Although revenues were significantly higher with sustained gross margins in the three and nine-month periods ended September 30, 2014 as compared to the same periods of 2013 as previously discussed, net income in 2014 is lower for both periods primarily due to our increased amortization expenses related to the intangible assets recorded as a result of the acquisition of PrecisionIR, as well as significant non-cash and cash interest expense as explained above.

Liquidity and Capital Resources

As of September 30, 2014, we had $3,549,653 in cash and cash equivalents and $1,753,146 in net accounts receivable. Current liabilities at September 30, 2014, totaled $3,952,808 including our accounts payable, deferred revenue, accrued payroll liabilities, accrued postage, income taxes payable, note payable, and other accrued expenses. At September 30, 2014, our current assets exceeded our current liabilities by $2,008,872.

Effective September 2, 2014, the Company renewed its line of credit and increased the amount of funds available to 80% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. The Company did not owe any amounts on the line of credit at September 30, 2014 and had $771,436 available for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

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

On October 29, 2014, the Company purchased all of the assets of “Accesswire”, from Baystreet.ca Media.  The purchase price of $1,840,000 consisted of cash of $1,700,000,and commons stock with a value of of $140,000.  The Company paid the $1,700,000 from its available cash on the date of closing and therefore reduced the Company’s cash balance subsequent to September 30, 2014.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, it is possible that we will have to raise additional funds through the issuance of equity or debt in order to meet or refinance our debt obligations as they become due.. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to pay dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

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

The Company’s outlook for fiscal 2014 and beyond remains positive.  We continue to focus on increasing our client base  and revenues over our prior quarters. Further, we  expect that over the next several quarters we will generate additional revenues from the acquisition of Accesswire, and from our increased internal sales efforts.  We also expect to continue to control cost as we did in the quarter ended September 30, 2014, and expect to continue our history of achieving positive cash flows from operations.    Furthermore, as more of our revenue is under quarterly and annual contracts, our revenue will continue to become more predictable.  At September 30, 2014, we have deferred revenue of $1,095,011 that will be recognized over the next twelve months.

We have spent and will continue to spend a considerable amount of time focused on our product sets, platforms and intellectual property development through the remaining part of 2014. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. By being successful in this development effort, we can achieve increases in revenues per user as we move into fiscal 2015.

This strategy is the same as  it has been over the past several years.  We have always strived to maintain a competitive advantage by integrating, refining and delivering solutions to the corporate issuer marketplace in an offering no other provider could match. The market has begun to catch up and or has met our levels of being disruptive. Therefore the next phase of our strategy is extremely important to bring to market as successfully as we have done in the past. It is our belief that because of our technology development focus, we will be successful in expanding the number of services per client, as well as the continued success in acquiring new clients through organic growth.

In North America we will continue to execute on our initiatives of market expansion while maintaining our overall margins from all of our revenue streams.

In Europe, we are focused on expanding new opportunities with the stock exchanges as well as the leading brokerage firms. We believe that the PrecisionIR business will allow us to explore new markets for our core disclosure business. Prior to the acquisition of PrecisionIR, the Company had no presence in Europe. It is our belief that in the upcoming years that our infrastructure, partnerships and clients in the PrecisionIR business will enable us to bring our core Issuer Direct offerings to new markets, specifically our shareholder communications market data-cloud products and our disclosure reporting business. However, this is a new market for us and there can be no assurances we will be successful in this endeavor. Such factors as the deep learning curve of regulatory markets, reporting and disclosure requirements could impact this initiative if we are not adequately prepared.

Overall, the demand for corporate services continues to be strong in the segments we serve.  In a portion of our business, we will continue to see demand shift from traditional printed materials to more of a hybrid or print-on-demand solution. We are positioned well in this space to be both competitive and agile to deliver these solutions to the market at the same or higher gross margins.

We expect to continue to focus on the following key strategic initiatives during 2014:

●	Expansion of our Sales and Marketing teams,
●	Profitable sustainable growth,
●	Generate significant cash flows from operations,
●	Increase average revenue per user,
●	Expand customer base,
●	Release new technology advancements in both our disclosure and communications business, and
●	Grow our newswire business following the acquisition of Accesswire.

We continue to believe there is significant demand for our products among the large, middle and small cap markets that are seeking to find better systems and tools to disseminate and communicate their respective messages, and that we have the capacity to meet the demand.

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

ITEM 1A.   RISK FACTORS.

On October 29, 2014, the Company purchased Accesswire.  Accesswire is dependent upon a few key partners for news distribution, some of which are also partners that we rely for other shareholder communication services.  A disruption in any of these partnership relationships could have an adverse impact on our business.  Furthermore, we acquired software with the acquisition of Accesswire.  Performance issues with this technology could also have an adverse impact on our ability to serve our customers.

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

Date: November 5, 2014
ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer