Form 10-K
period 2014-12-31
ISSUER DIRECT CORP
filed 2015-03-04
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2014

———————
ISSUER DIRECT CORPORATION
(Name of small business issuer in its charter)
———————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

500 Perimeter Park Drive, Suite D, Morrisville, NC 27560
 (Address of Principal Executive Office) (Zip Code)

(919) 481-4000
(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE MKTS.

Securities registered pursuant to Section 12(g) of the Act:

None
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's second fiscal quarter, was approximately $21,042,486 based on the closing price reported on the NYSE MKT as of such date.

As of March 4, 2015, the number of outstanding shares of the registrant's common stock was 2,316,743.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Table of Contents

PART I

Item 1.	Description of Business	4

Item 1A.	Risk Factors	11

Item 1B.	Unresolved Staff Comments	14

Item 2.	Description of Property	15

Item 3.	Legal Proceedings	15

Item 4.	Mine Safety Disclosures	15

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	16

Item 6.	Select Financial Data	17

Item 7.	Management’s Discussion and Analysis and Results of Operations	17

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 8.	Financial Statements and Supplementary Data	25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25

Item 9A(T).	Controls and Procedures	25

Item 9B.	Other Information	26

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	27

Item 11.	Executive Compensation	27

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27

Item 13.	Certain Relationships and Related Transactions, and Director Independence	27

Item 14.	Principal Accountant Fees and Services	27

PART IV

Item 15.	Exhibits	28

	Signature	29

EX-21.1	Subsidiaries of the Registrant

EX-23.1	Consent of Independent Registered Public Accounting Firm

EX-31.1	Chief Financial Officer Certification Pursuant to Section 302

EX-31.2	Chief Financial Officer Certification Pursuant to Section 302

EX-32.1	Chief Executive Officer Certification Pursuant to Section 906

EX-32.2	Chief Financial Officer Certification Pursuant to Section 906

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Company Overview

Issuer Direct Corporation (Issuer Direct Corporation and its subsidiaries are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted). We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation. Our corporate offices are located at 500 Perimeter Park Drive, Suite D, Morrisville, North Carolina, 27560.

Businesses

Issuer Direct is a market leader and innovator of Disclosure Management Systems and Cloud–based Compliance Technologies. The Company’s flagship technology platform – the Disclosure Management System (DMS) – is a secure cloud based workflow compliance and communications system for corporate issuers, funds, and compliance professionals.

We work with a diverse client base in the financial services industry, including brokerage firms, banks, mutual funds, corporate issuers, shareholders, investor relations officers, and professional firms such as investor relations, public relations, as well as accountants and the legal community. Corporate issuers utilize our cloud-based platform as a service (PaaS) technology and services component for document creation all the way to dissemination to regulatory bodies, dissemination platforms and interested shareholders.

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

 In 2013, we consolidated our revenue into three revenue streams: disclosure management, shareholder communications and software licensing. Historically, we had reported our revenues in five streams – compliance and reporting services, printing and financial communications, fulfillment and distribution, software licensing, and transfer agent services. As a result of the acquisition of PrecisionIR Group, Inc. (“PIR” or “PrecisionIR”) on August 22, 2013, we determined the consolidation of revenues from the combined companies was needed to reflect both our core services as well as the newly acquired business of PrecisionIR.

We announce material financial information to our investors using our investor relations website, SEC filings, investor events, news and earnings releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our investors and the public about our company, our products and services, and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed below.  This list may be updated from time to time on our investor relations website:

www.issuerdirect.com/shareholder-services
www.facebook.com/issuerdirectcorporation
www.twitter.com/issuerdirect
www.linkedin.com/company/issuer-direct-corporation
www.issuerdirect.com/blog/

The contents of the above websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file, and any reference to these websites are intended to be inactive textual references only.

Disclosure Management

Our core disclosure business consists of our traditional Edgarization, document management, typesetting and pre-press design services, XBRL tagging services, and our stock transfer services. These services represent our disclosure offerings that are regulated by the Securities and Exchange Commission.

We market our financial reporting solutions primarily to public companies and mutual funds that seek a workflow automation platform to prepare various regulatory filings. We developed our financial reporting engine to give customers complete control over the typical CRUD workflow process (Create, Retrieve, Update, Delete).The reporting process with EDGAR (Electronic Data Gathering, Analysis and Retrieval) and SEDAR (System for Electronic Document Analysis and Retrieval) can be complex and does require a trusted, secure platform to execute timely and accurately. With our platform, our customers can create, manage, self-file, request specialist assistance on any form type, including Sections 16, SC-13’s, correspondence, annual reports and quarterly reports in SEC EDGAR format.

A portion of our disclosure business also comes from strategic relationships, where we manage the back office functions for our partner’s clients. Since we do not have the relationship with the end client, it is difficult to predict the growth from this business. We have seen some partner client attrition in the smaller cap space, due to significant pricing pressure. We expect that our reseller business will evolve beyond the core disclosure product offerings into our communications segment.

Shareholder Communications

Our shareholder communications business includes our press release distribution, investor outreach and engagement platform, webcast teleconference services, Whistleblower, investor hotline and our legacy proxy and printing services. Many of these services are marketed and bundled under multi-year agreements. Like our disclosure business, our communications offerings help make up our proprietary cloud-based platform. This platform has become a significant competitive advantage when competing in the corporate issuer marketplace.

Press Release Distribution

Our press release platform, Accesswire, is a cost-effective FD (Fair Disclosure) news dissemination service. We recently acquired the business on October 29, 2014, as discussed herein under Business Acquisition & Recent Developments.

The Accesswire business focuses on press release distribution for both private and publically held companies. We anticipate we will see an increase in revenues from our shareholder communications business as a result of this acquisition. We will continue to brand our press release offerings under the name Accesswire, which we believe will solidify our market position in the newswire business.

Investor Outreach and Engagement

Our Investor Outreach and Engagement offering was formally known as the Annual Report Service from PrecisionIR. We acquired the business on August 22, 2013, as discussed herein under Business Acquisition & Recent Developments.

The Annual Report Service business had existed for 23 years primarily as a physical hard copy delivery of annual report and prospectuses globally for tens of thousands of customers. As part of the integration during 2014, we updated these legacy systems and integrated them into our disclosure management system. We intend to continue to operate a portion of this legacy system as well as migrate the installed base over to our new outreach and engagement offering. This will be marketed as the Investor Network beginning in early 2015. The reality is, corporate information such as annual reports, quarterly reports, fact sheets, tear sheets and investor presentations are being consumed much differently than they were 5 years ago. Over 60% percent of the consumers and investors read information on their mobile phones or tablets first, before their notebook or desktop computers as reported by Pew Research Center. The Investor Network platform and its set of mobile apps address this global shift.

The Investor Network platform is a PaaS (Platform as a Service) – clients will be able reach new audiences from Chartered Financial Analysts, Registered Investment Advisors, brokers, banks and family offices to currently available retail and institutional investors. From our cloud-based analytical platform, issuers and funds will be able to search, engage and analyze these audiences from any connection in the world. We believe this shareholder engagement and surveillance landscape is being under served in the under one billion dollar market cap space globally.

Webcasting – Teleconference

There are almost 4,000 companies in North America conducting earnings events that include teleconference, webcast or both as part of their events. Our platform incorporates each element of the earnings event: earnings announcement, earnings press release, EDGAR Form 8-K filing and the webcast/teleconference. There are a handful of our competitors that can offer this today, however, none of them can attract an audience like our platform. Specifically, we believe our proprietary “Investor Calendar” product offering, same day transcription and auto-posting to an investor relations platform for compliance do not exist in one solution elsewhere in the market. Additionally, all webcasts and teleconferences are broadcast live on our Investor Network properties which allow companies to reach a broader audience. This is a significant competitive advantage for us and has proven to be effective.  As of the end of 2014, we manage the calls for almost 7% of the market.

At the end of fourth quarter 2014, we expanded our webcast teleconference offering to service the European market of United Kingdom, Sweden, and Germany. This aligns with the client base we are currently serving in Europe.

Whistleblower

Our whistleblower offering is an approved NYSE partnered product. Over the last 12 months, the majority of the recent IPOs listed on NYSE are currently utilizing this exchange subsidized offering. We are focused on integrating this SaaS (Software as a Service) into our current exchange listed install base; this initiative should be completed during fiscal 2015. As one of the only global offerings to comply with both the US Sarbanes-Oxley and Public Interest Disclosure Act in the United Kingdom, this reporting and real-time complaint platform delivers a trusted and secure incident management system.

Investor Hotline

One of the oldest and most trusted platforms in the financial services industry is our Investor Hotline platform, used by more fortune 500 companies than any other product or service we have. Our clients license our platform to integrate into their corporate investor relations’ platform and or utilize our call center product by including their unique toll-free number into their proxy and annual meeting services.

Proxy – Printing

Our proxy business is marketed under the brand iProxy Direct, which is a fully integrated, real-time voting platform for our corporate issuers and their shareholders of record. This PaaS (Platform as a Service) is utilized for every annual meeting and or special meeting we manage for our client base. The iProxy Direct system offers both full-set mailing and notice of internet availability options, which in some instances drive additional revenues for our print and print-on-demand businesses.

Software Licensing

Revenues from this business still tend to be directly tied to our core businesses, disclosure management and shareholder communications. Specifically, when corporate issuers conduct an annual general meeting, purchase or upgrade their investor relations system, or conduct earnings calls during annual or quarterly periods, we attempt to license our technology platforms for each of these services. Although revenues from this business remain relatively small historically, we expect them to grow significantly over the next fiscal year as we begin to productize some of our shareholder communications and disclosure management system offerings.  We believe that the productizing of such offerings will increase our revenue in this area because the industry we serve has tended to manage the individual events of a company’s disclosure and communications process in parallel.  Historically, companies have used five or six different vendors to manage their earnings event for the various elements including EDGAR, press releases, IR platform updates, webcasting, etc. Our platform streamlines this process. The old process costs the issuers money and more importantly is incredibility inefficient. Whereas in contrast Issuers can license a Platform-as-a-Service that manages all of the above mentions tasks in one interface, with one partner that intersect at the right points – either disclosure, communication or engagement.

Our market data cloud business has also been embedded into our mobile initiatives, whereby we are producing mobile apps for our clients utilizing our market data cloud technologies. By having our own market data cloud system for our investor relations systems, our products have been able to outperform our expectations in the market compared to our competitors.

We continue to believe there is a significant demand for better quality datasets. During 2014, we continued to build these datasets to include professionals and target audiences for our clients to reach. We will license this platform to our clients as part of their outreach initiatives. These datasets include Chartered Financial Analysts, Registered Investment Advisors, family offices and Banks and Brokers. Additionally, we have also integrated as part of our press release distribution upgrade a full dataset of local, regional publishers, editors and media professionals throughout North America. We believe the development of these datasets is vital to growing our press release business.

During 2015, we will continue to explore how we can further license portions of our dataset business and application programming interfaces (API’s) to other providers and disseminators that are seeking unique content and or a competitive replacement in the market. We are committed to continuing to expand revenue from this business.

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

The industry as a whole has chosen to focus their solutions and platforms on one single business process or in some cases are dependent on a complex ERP or accounting system integration, in hopes of providing a clear ROI over a long-term period. Unfortunately this approach requires companies to invest deeply in enterprise wide systems, for the promise of efficiencies and cost savings. Our approach has been to focus on a collection of business processes that typically overlap service organizations that have either been cumbersome, costly or broken; then, integrate, streamline and improve the flow of information in a more transparent and accurate manner, putting the control back in the hands of our clients, the corporate issuer. The result is better controls, improved processes, efficient disclosure, increased communication and access to analytics.

Today, the platform that makes up our disclosure management system is used by thousands of officers, directors and compliance and communication professionals. The systems include the following:

● Regulatory compliance (Edgar & XBRL)
● Real-time Financial Reviewers Guide
● Investor Relation Content Management (CMS - content management system)
● Webcasting teleconference
● News / earnings distribution
● Shareholder Outreach
● Investor Network
● Annual meeting planning and real-time proxy voting system
● Stock issuances, and shareholder reporting
● Whistleblower compliance
● Print on demand & digital document library

Our Brands & Subsidiaries

● Issuer Direct
● Investor Network
● Accesswire
● PrecisionIR Group, Inc., and its subsidiaries
● Direct Transfer (Wholly owned subsidiary – Direct Transfer, LLC.)
● QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)
● Issuer Services
● iProxy Direct
● iR Direct
● Annual Report Service (ARS)
● Company Spotlight
● XBRL Check

Business Acquisition and Recent Developments

On October 29, 2014, we purchased certain assets from Baystreet.ca Media Corp. relating to the press release dissemination business called “Accesswire”. Accesswire specializes in press release distribution to both private and publically held companies. The assets acquired consist primarily of intangible assets, including customer relationships, trademarks, software and goodwill. The purchase price of $1,840,000 consisted of cash of $1,700,000 and 15,385 shares of our common stock with a value of $140,000 based on the closing price of our stock on the date of closing.

On August 22, 2013, we consummated an Agreement and Plan of Merger (the “Acquisition Agreement”) with PrecisionIR. Under the terms of the Acquisition Agreement, the Company paid $3,450,000 to certain creditors of PIR as full consideration to acquire all of the outstanding shares of PrecisionIR.

In connection with and to partially fund the PrecisionIR transaction and simultaneously with the closing of the merger, we entered into a Securities Purchase Agreement   (the “Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of our 8% convertible secured promissory note (“8% Notes”) with Red Oak Partners LP (“Red Oak”). The 8% Note pays interest on each of March 31, June 30, September 30 and December 31, which began on September 30, 2013, at a rate of 8% per year. The 8% Notes will mature on August 22, 2015. If an event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%.  The 8% Notes are secured by all of the assets of the Company and are subordinated to our obligations to our primary financial institution.  Furthermore, in connection with the 8% Note Purchase Agreement, a partner of Red Oak was appointed to our Board of Directors.  On November 10, 2014, Red Oak assigned the 8% Note between the Red Oak Fund, LP; Pinnacle Opportunities, LP; and the Red Oak Long Fund, LP, all of which are under management by Red Oak.

Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Notes into shares of our common stock at a conversion price of $3.99 per share. The conversion price will be adjusted for certain events, such as stock dividends and stock splits. On November 12, 2014, Red Oak converted $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of our common stock at the conversion price of $3.99.

During the year ended December 31, 2014, we have both expanded and reorganized our direct selling efforts. For 2015, we intend to continue expanding our global sales and marketing teams to capitalize on the opportunities in the market.

Our Strategy

We strive to improve the way businesses collect, manage, communicate, report and analyze their data. Our overall strategy includes:

Expand Existing Customers

We expect to continue to see expansion of our products and services within our client bases. Migrating client contracts over to our bundled DMS offerings will naturally account for this expansion and cross selling. Our sales organization account managers are focused on this very thing, expanding the numbers of services to our current installed base. Additionally, part of the client expansion has to do with the number of business units within an organization that do business with us. Typically in our past the finance and compliance teams were our targets to sell our products and services. Today, we are focusing both on those business units but also the communications and corporate secretaries’ office. We feel this approach encompasses the entire C suite (i.e CEO, CFO, COO, etc) of most organizations.

Focus on Organic Growth

Our primary growth strategy is to sell our DMS offerings to new clients under our new bundle agreements, whereas in the past we tended to sell single solutions for long periods before we were afforded the opportunity to compete for other business from our competitors that our clients tended to utilize.

Our sales organization has been built for this type of growth. Subject matter experts are now selling bundled offerings directly to corporate issuers and into the agency / reseller marketplace. Our sales organization will benefit from our brand identity in the market, as industry professionals tend to now know about the DMS and its capabilities.

 New Offerings

We will continue to innovate and build new applications into and with our DMS platform with the ultimate objective of developing applications not offered by our competitors. As a company focused on technology offerings, we understand the importance of advancements and keenly appreciate the risk of losing our position as a market leader- a very common mistake many technology companies have made. The pursuit of technological innovation is and has been a part of our overall strategy as an organization over the last several years.

During fiscal 2015 we will bring to market several new products and datasets targeted at both our current install base as well as new clients. Many of these will be evident in our Investor Network brands and platforms – where we strive to be a destination for the professional investor.

Acquisition Strategy

We will continue to evaluate complimentary verticals and systems that we can integrate well into our current platforms. These opportunities need to be accretive and consistent with what the company has done in the past. We value our equity and our cash reserves and have demonstrated a prudent and conservative approach in our acquisition transactions over the past several years.. We will maintain our product and technology focus, so it is highly likely we will look for acquisitions in areas we currently have revenues to find bolt on platforms, technologies, and clients that will further enhance our overall market position.

Sales and Marketing

During fiscal 2015, we will continue to strengthen our brands in the market, by aggressively expanding our new client footprint and continue to cross sell to increase the average revenues per issuer (“ARPI”). Our platform, systems and operations are built to handle growth – so with little capital or operational expense we can leverage this growth to produce further bottom line profits and cash flows..

Sales

Our global sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2014 with a reorganized three-tier organization; made up of sales executives; account managers and strategic account managers. We believe this structured approach is the most efficient and highly impactful way to not only reach new clients, but also grow our current installed base. All three levels of our sales organization are heavily compensated with commissions, all of whom have sales quotas. We employed 12 full-time equivalent sales personnel as of December 31, 2014.

We are on track to aggressively expand our sales headcount during fiscal 2015 both in our current markets and also in verticals where we have not typically had a sales presence,. An example of one of these verticals is the press release dissemination and earnings call webcast businesses.

Our key executives play a critical role in our sales process, assisting the organization and clients with new offerings, cross selling opportunities and channel development; because our organization is still relatively small we benefit from this approach and believe this is key to our future success.

Marketing

Our marketing organization has also undergone reorganization between our businesses; our newly created marketing and business development team now manages both business-to-business and business-to-consumer marketing efforts. This alignment was necessary, as we get ready to release the rebranded Annual Report Service and Company Spotlight products into and with the new Investor Network. This organization is also responsible for collaborating with our sales teams on product marketing, outbound digital marketing and all social media efforts of our entire brand.

We also work in partnership with other financial portals; filing agents, transfer agents and compliance and communications professionals to provide both our technologies and services to their target clients under agreements and white label services.

Our technology focus continues to foster developments in our workflow solutions. Authorized users of a corporate issuer or mutual fund/administrator can do the following with our workflow portal:

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

Industry Overview

Our industry benefits from increased regulatory requirements and the need for platforms and systems to manage these new regulations. Additionally, the industry along with cloud-based technologies have matured considerably over the past couple years, whereby corporate issuers and communication professionals are seeking platforms and systems to do some if not all the work themselves. We are uniquely positioned in this new opportunity to benefit from software licensing and further advancements of our Disclosure Management System.

The business services industry as it relates to compliance and communications is highly fragmented, with hundreds of independent service companies that provide a range of financial reporting, document management services and with a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. During 2014, we continued to spend a considerable amount of time growing several new service offerings beyond our traditional compliance reporting and transaction services business. These new offerings will afford us the ability to reduce  our revenue seasonality and provide a new baseline of reoccurring annualized contracts, which are recognized on a quarterly basis as services are performed.

The financial print and reporting industry is highly fragmented and made up of dozens of service providers that provide a limited range of document management, financial reporting, and printing services. Printing services , specifically financial printing services, are competitive and highly commoditized, with a tendency to produce slimmer margins than financial reporting and related shareholder disclosure services. Much of the industry is made up of small “mom and pop” shops that offer basic reporting conversion services.  Beyond that, there are the dominant providers that offer a deeper breadth and well-rounded blend of products and services to the capital markets. We are one of the few companies in the industry that are focused on providing a complete solution of disclosure reporting and shareholder communication delivery, including proxy and transfer agency.

Competition

Despite some consolidation in recent years, the industry remains both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality and the ability to service client demands. Management has partially offset the risks relating to competition as well as the seasonality by introducing unique technologies, automation and strategic directives, that have sustained margins, improved its overall market share and successfully been disruptive to its competitors. The success is directly linked to our Disclosure Management System.

We also review our operations on a regular basis to balance growth with opportunities to maximize efficiencies and support our long-term strategic goals. We believe by blending our workflow technologies with our legacy service offerings we are able to offer a comprehensive set of products and solutions to each of our clients that most competitors cannot offer today.

We believe we are positioned to be the disclosure management provider of choice as a cost-effective alternative to both small regional providers and global providers. We also believe we benefit from our location in North Carolina, as we do not experience significant competition for sales, customer service, or production personnel.

Customers

As of December 31, 2014, our customers include a wide variety of issuers, mutual funds, law firms, brokerage firms, banks, individuals, and other institutions. We did not have any customers during the year ended December 31, 2014 that accounted for more than 10% of our revenue and no customer represented more than 10% of our year end accounts receivable balance.

Employees
As of December 31, 2014, we employed fifty-nine full-time employees as compared to fifty-five full-time employees at December 31, 2013, none of which are represented by a union. As of the date herein, our employee’s work in our corporate offices in North Carolina , remotely in either Virginia or California, and London England.

Facilities

Our headquarters are located in Morrisville, North Carolina. We occupy 16,059 square feet of office space pursuant to a six- year lease and we additionally occupy a 20,000 square foot warehouse on a month-to-month basis in the same building. We believe we have sufficient space to sustain our growth through 2017. Additionally, as a result of the acquisition of PrecisionIR, we also have 7,500 square feet of office space located at Chesterfield, VA, and shared office facility in London England.  During the year ended December 31, 2014, we exercised an early termination clause in our office lease in Chesterfield, VA, and therefore this lease will end in October 31, 2015.  Employees who previously worked in the Chesterfield office now work remotely.

Insurance

We maintain both a general business liability policy and an errors and omissions policy in excess of $5,000,000 specific to our industry and operations. We believe that our insurance policy provides adequate coverage for all reasonable risks associated with operating our business. Additionally, we maintain a Directors and Officers insurance policy, which is standard for our industry and size. We also maintain key man life insurance on our Chief Executive Officer, our Chief Financial Officer, and one other key individual.

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

In the Europe Union (EU), the securities and reporting authorities tend to be based on exchanges as well as individual country disclosure requirements. We currently work with our stock exchange partners to deliver our solutions. We believe this is the best approach as this market is highly complex and divided in comparison to our North American markets.

We operate our filing agent business and transfer agent business under the direct supervision and regulations of the SEC.

Our transfer agency business, Direct Transfer, is subject to certain regulations, which are governed, without limitation by the SEC, with respect to registration with the SEC, annual reporting, examination, internal controls, tax reporting, escheatment services. Our transfer agency is approved to handle the securities of NYSE, NASDAQ and the Over the Counter listed securities; as well we select issuers traded on TSX.

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

After the acquisition of PIR, a larger portion of our revenue is now generated in Europe.  Global financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our ability to perform services or to get paid for services rendered. .

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

Our business is subject to risks associated with the cost and availability of paper, ink, other raw materials, and energy. Increases in the costs of these items may increase our costs, and we may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact our customers’ demand for printing and related services. A severe paper or multi-market energy shortage could have an adverse effect upon many of our operations. Our business strategy in 2015 will be to monitor trends in the market and make advance purchases of such raw materials as paper in quantities greater than our traditional just-in-time needs. By doing so, we believe we will be able to stabilize overall margins in our print segments due to pricing pressures and competitiveness.

Our business could be harmed if we do not successfully manage the integration of PrecisionIR, Accesswire, or other businesses that we may acquire.

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

We have incurred operating losses in the past and may do so again in the future

The Company has incurred operating losses in the past and may do so again in the future.  At December 31, 2014, the Company had only $327,258 of retained earnings. Although we have generated positive cash flows from operations for the past seven  years, there can be no assurances that we will be able to do so in the future.  As we integrate the assets acquired through Accesswire and PrecisionIR, we could experience fluctuations in our cash flows from operations and retained earnings and there are no guarantees that our business can continue to generate the current revenue levels.

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

On August 22, 2013, the Company entered into the 8% Note Purchase Agreement relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% Note with Red Oak Partners.  The 8% Note will mature on August 22, 2015.  Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.   On November 12, 2014, Red Oak converted $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of the Company’s common stock at the conversion price of $3.99.   As of December 31, 2014, the outstanding principal balance was $1,666,673, which may be converted into 417,712 additional shares of common stock.

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

We occupy 16,059 square feet of office space pursuant to a six-year lease and we additionally occupy a 20,000 square foot warehouse on a month-to-month basis in the same building. We believe we have sufficient space to sustain our growth through 2016. Additionally, as part of the acquisition of PrecisionIR, we also have 7,500 square feet of office space located at Chesterfield, VA, and a shared office facility in London England. During the year ended December 31, 2014, we exercised an early termination clause in our office lease in Chesterfield, VA, and therefore our lease will terminate in October 2015.  Employees who previously worked in our Chesterfield, VA office now work remotely.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation that arises through the normal course of business.  As of the date of this filing, we are neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

ITEM 4.	MINE SAFETY DISCOLSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for common stock

Our common stock has been quoted on the NYSE MKTS under the symbol "ISDR" since March 11, 2014. Prior to that time, the Company was quoted on the Over the Counter Bulletin Board (“OTCBB”) under the same symbol.

The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Fiscal 2014
Quarter Ended March 31, 2014	$13.49	$8.65
Quarter Ended June 30, 2014	12.25	10.02
Quarter Ended September 30, 2014	11.47	8.50
Quarter Ended December 31, 2014	$11.00	$8.65
Fiscal 2013
Quarter Ended March 31, 2013	$5.55	$3.00
Quarter Ended June 30, 2013	6.75	4.10
Quarter Ended September 30, 2013	8.60	6.05
Quarter Ended December 31, 2013	$11.92	$6.54

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

Holders of Record

As of December 31, 2014, there were approximately 200 registered holders of record of our common stock and 2,316,743 shares outstanding.

Issuer Purchases of Equity Securities

The Company has not repurchased any shares of common stock during the years ended December 31, 2014 or 2013.

Dividends

During the year ended December 31, 2013, we paid dividends totaling $117,286, or $0.03 per share.  No dividends were paid during the year ended December 31, 2014.  There can be no assurances that dividends will be paid in the future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

ITEM 6.	SELECT FINANCIAL DATA

Summary of Operations for the periods ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Statement of Operations
Revenue	$13,629,684	$8,842,229
Cost of revenues	4,065,655	2,577,891
Gross profit	9,564,029	6,264,338
Operating costs	8,091,376	4,564,113
Operating income	1,472,653	1,700,225
Net interest expense	(1,710,002)	(515,648)
Income tax benefit (expense)	279,475	(556,000)
Net income	$42,126	$628,577

Concentrations:

For the years ended December 31, 2014 and December 31, 2013, we generated revenues from the following revenue streams as a percentage of total revenue:

	2014	2013
Revenue Streams
Disclosure management	24.6%	45.0%
Shareholder communications	68.8%	49.3%
Software licensing	6.6%	5.7%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase or decrease for the years ended December 31, 2014 and December 31, 2013:

	Year ended December 31,
	2014	2013	% change
Revenue Streams
Disclosure management	$3,354,293	$3,974,640	(15.6)%
Shareholder communications	9,380,876	4,362,404	115.0%
Software licensing	894,515	505,185	77.1%
Total	$13,629,684	$8,842,229	54.1%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission, including Item 1A of this Report on Form 10_K. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of this report. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-K are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

2014 Overview

For the year ended December 31, 2014, total revenue increased 54% to $13,629,684 from $8,842,229 in fiscal 2013, an increase of $4,787,455.  The largest increase was in our shareholder communication services, which increased to $9,380,876 in the year ended December 31, 2014 from $4,362,404 in fiscal 2013, an increase of $5,018,472.  Revenue from software licensing increased to $894,515 during the year ended December 31, 2014 from $505,185 in fiscal 2013.  Both of these increases are primarily the result of including a full year of the service offerings from PrecisionIR in 2014, whereas 2013 only included revenues from PrecisionIR for the period from the acquisition date of August of 2013 onward.  Revenue from disclosure management services decreased to $3,354,293 in the year ended December 31, 2014 from $3,974,640 in fiscal 2013.

For the year ended December 31, 2014, operating expenses increased to $8,091,376 as compared to $4,564,113 in fiscal 2013.  The increase in operating expenses in fiscal 2014 as compared to fiscal 2013 is primarily due to experiencing an expanded infrastructure with the acquisition of PIR for a full year during the year ended December 31, 2014 compared to a partial year in fiscal 2013, amortization expenses incurred related to the PIR acquisition, as well as general increases in personnel cost and sales and marketing efforts to support a larger organization.

In fiscal 2014, we had a loss before taxes of $237,349 compared to net income before taxes of $1,184,577 in fiscal 2013. Net income was $42,126 in fiscal 2014 as compared to $628,577 in fiscal 2013.

In fiscal 2015 we anticipate that we will achieve growth in each of our revenue streams.  Shareholder communication revenue will grow due to the acquisition of Accesswire.  This growth, however, will be partially offset by a decline in revenue associated with our ARS service offerings as issuers shift from hardcopy fulfillment of annual reports to digital fulfillment.  While this shift will cause declines in revenue, we expect gross margin percentage to increase.  We anticipate revenue from both disclosure management and software licensing to grow as we roll out new technologies and focus on a bundled approach to cross sell services among revenue streams and among client bases acquired through Accesswire and PrecisionIR.  We plan to focus both on organic growth and consider acquisitions of complementary businesses.

Results of Operations

Comparison of results of operations for the years ended December 31, 2014 and 2013

	Year ended
	December 31,
Revenue Streams	2014	2013
Disclosure management
Revenue	$3,354,293	$3,974,640
Gross margin	$2,458,896	$2,924,114
Gross margin %	73%	74%

Shareholder communications
Revenue	9,380,876	4,362,404
Gross margin	6,358,831	2,898,513
Gross margin %	68%	66%

Software licensing
Revenue	894,515	505,185
Gross margin	746,302	441,711
Gross margin %	83%	87%

Total
Revenue	$13,629,684	$8,842,229
Gross margin	$9,564,029	$6,264,338
Gross margin %	70%	71%

Revenues

Total revenue increased by $4,787,455, or 54%, to $13,629,684 during the year ended December 31, 2014, as compared to $8,842,229 in fiscal 2013.  The overall increase in revenue during fiscal 2014 as compared to fiscal 2013 is attributable to increases in our shareholder communications and software licensing services offset by a decline in disclosure management services compared to the prior year. Revenue from disclosure management services decreased $620,347, revenue from shareholder communications increased $5,018,472 and revenue from software licensing increased $389,330, in large part due to having the benefit of the services acquired in the acquisition of PrecisionIR for a full year compared to only a partial year in fiscal 2013.

Disclosure management revenue decreased $620,347, or 16%, during the year ended December 31, 2014 as compared to fiscal 2013. The decrease is attributable to several reasons. The company experienced increased price pressure in our XBRL service offerings as the market becomes more mature. We have also focused less on our reseller business, as our focus is now on selling direct to issuers. Furthermore, in fiscal 2013 we were able to charge consulting fees for XBRL for onboarding for first time XBRL filings, and did not have such fees in fiscal 2014. Also, as the markets for digital stock delivery become more widely used, we are seeing less physical issuances and more delivery by digital platform from the Depository and the Bank and Broker community. The timing of these corporate directives and actions are difficult to predict as they are controlled by our clients and the conditions of the market.

Shareholder communication revenue increased $5,018,472, or 115% during the year ended December 31, 2014 as compared to fiscal 2013. The increase in shareholder communication revenue is attributable to the inclusion of PrecisionIR revenue for an entire year during the year ended December 31, 2014 compared to the period between August 22, 2013, the date of the acquisition, and December 31, 2013. We anticipate that we will continue to achieve growth in shareholder communication revenue in the future due to the acquisition of Accesswire. This growth, however, will be partially offset by a decline in revenue associated with our ARS service offerings as issuers shift from hardcopy fulfillment of annual reports to digital fulfillment. While this shift will cause declines in our traditional ARS revenues, we expect a slight increase in gross margin percentage as we transition to higher margin digital services.

Software licensing revenues increased by $389,330, or 77% during the year ended December 31, 2014 as compared to fiscal 2013, due to the inclusion of PrecisionIR revenue for an entire year during the year ended December 31, 2014 compared to the period between August 22, 2013, the date of the acquisition, and December 31, 2013. We generated revenue of $480,545 from webcasting business during the year ended December 31, 2014, whereas we only had $169,836 of webcasting in fiscal 2013.

2014 Revenue Backlog

At December 31, 2014, we have deferred revenue of $877,120 that we expect to recognize throughout 2015. Deferred revenue primarily consists of advance billings for annual service contracts for PIR’s annual report service.

Cost of Services

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $1,487,764, or 58% during the year ended December 31, 2014 as compared to the same period of fiscal 2013. However, overall gross margins increased by $3,299,691, or 53%, to $9,564,029 during the year ended December 31, 2014 as compared to $6,264,338 in the same period of fiscal 2013. Gross margin percentages for the year ended December 31, 2014 was 70% of revenue compared to 71% of revenue during the same period of fiscal 2013.

We achieved margins of 73% from our disclosure management services during the year ended December 31, 2014 as compared to 74% in fiscal 2013. As previously discussed we are experiencing pricing pressure for our XBRL services, although we have been able to offset this with cost savings. However, we anticipate that margins from our disclosure management services will remain above 70% in the future.

Gross margins from our shareholder communications services increased to 68% as compared to 66% in fiscal 2013. As previously stated, our revenues from these services increased significantly in fiscal 2014 due to the inclusion of PrecisionIR revenues. PrecisionIR has historically achieved margins of approximately 70% from these services, which has attributed to the improvement in gross margins in fiscal 2014.

Gross margins from software licensing were 83% in the year ended December 31, 2014, as compared to 87% in fiscal 2013. This decrease is also the result of the inclusion of PrecisionIR webcasting revenue for an entire year.  While this has resulted in higher revenue, margins are slightly lower due to the platform cost to deliver the service.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses increased $1,745,852 during the year ended December 31, 2014 as compared to fiscal 2013.

The increase in the year ended December 31, 2014 as compared to fiscal 2013 was primarily due to the inclusion of PrecisionIR’s general and administrative expenses for an entire year as compared to only a partial year in 2013.  Cash related personnel expenses increased $817,667 and stock based compensation increased $124,773.  Facility related costs, including rent, increased $122,810.  This also includes the accrual of rent through October 31, 2015, associated with an office lease in Richmond, VA, for which the Company provided notice of termination to the landlord.  Bad debt expense increased $72,521, however the company has taken steps to consolidate the collection function of both Issuer Direct and PrecsisionIR in the last several months, which we expect will reduce our expense in the future.  Professional fees increased $181,274 to support a more complex audit and tax structure and consulting fees paid to implement a new accounting system.  Furthermore, we paid fees of $50,000 in the listing of common stock on NYSE MKTS as we moved to the exchange during the first quarter of 2014.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the year ended December 31, 2014 increased by $1,116,948 as compared to fiscal 2013. This increase is almost entirely attributable to the inclusion of PrecisionIR sales and marketing activities for the full year in fiscal 2014.

As a percentage of revenue, sales and marketing expense was 20% during the year ended December 31, 2014 compared to 18% in fiscal 2013. We placed a higher priority on sales and marketing activities, particularly direct mail campaigns, in the legacy PrecisionIR business in the second quarter of 2014, and therefore sales and marketing expense increased as a percentage of revenue during fiscal 2014. We anticipate sales and marketing expenses to approximate 20% of revenue in the future.

Depreciation and Amortization

Depreciation and amortization expenses during the year ended December 31, 2014 increased to $1,158,642 as compared to $494,179 during fiscal 2013. The increase is almost entirely attributable to the amortization of intangible assets recorded as a result of the acquisition of PrecisionIR on August 22, 2013 as well as Accesswire on October 29, 2014.  Furthermore, during the year ended December 31, 2014, the Company exercised an early termination clause on an office lease in Richmond, VA. As a result, the depreciation on leasehold improvements associated with the lease was accelerated which resulted in a charge of approximately $40,000 that was recorded in the fourth quarter of 2014.

Interest Income (Expense), Net

On August 22, 2013, in connection with and to partially fund the acquisition of PIR, we entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of our 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note pays interest on each of March 31, June 30, September 30 and December 31, commencing on September 30, 2013, at a rate of 8% per year. The 8% Note will mature on August 22, 2015. Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of our common stock at a conversion price of $3.99 per share. The conversion price will be adjusted for certain events, such as stock dividends and stock splits. On the date we entered into the 8% Note Purchase Agreement, our stock price was $8.20 per share, and therefore we assigned a value of $2,500,000 to the common stock conversion feature and recorded this as debt discount and additional paid in capital. The debt discount is being amortized over the two year life of the 8% Note.  Net interest expense during the year ended December 31, 2014 increased to $1,710,002 from $515,648 in fiscal 2013. During the years ended December 31, 2014 and 2013, we recorded non-cash interest expense of $1,541,065 and $446,909, respectively, and cash interest expense of $167,742 and $71,739, respectively, related to the 8% Note, which attributed almost entirely to the increase in interest expense.

On November 12, 2014, Red Oak converted $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of our common stock at the conversion price of $3.99. Following this transaction, the principal balance of the note was $1,666,673. As a result of this transaction, we recorded $323,250 of non-cash interest expense due to the acceleration of debt discount on the portion of the 8% Note that was converted.  Interest expense related to the Note will decrease in 2015 as the Note matures on August 22, 2015, and because the principal balance has been reduced due to the portion of the note that was converted in 2014.

Income Taxes

We recorded an income tax benefit of $279,475 during the year ended December 31, 2014 compared to an expense of $556,000 during fiscal 2013. The tax benefit in 2014 is attributable to our operating loss and the release of a valuation allowance associated with a net operating loss carryforward in one of our foreign subsidiaries.  Also the effective rates reflect the impact of non-deductible non-cash charges such as stock based compensation, non-cash interest, and non-deductible transaction expenses incurred with the acquisition of PIR in the year ended December 31, 2014.

Net Income

Net income for the year ended December 31, 2014 was $42,126 as compared to $628,577 in fiscal 2013.  Although revenues were significantly higher with sustained gross margins during the year ended December 31, 2014 as compared fiscal 2013 as previously discussed, net income in 2014 is lower primarily due to our increased amortization expenses related to the intangible assets recorded as a result of the acquisition of PrecisionIR and Accesswire, as well as significant non-cash and cash interest expense as explained above.

Liquidity and Capital Resources

As of December 31, 2014, we had $1,721,343 in cash and cash equivalents and $2,013,464 in net accounts receivable. Current liabilities at December 31, 2014, totaled $3,504,666 including our accounts payable, deferred revenue, accrued payroll liabilities, accrued postage, income taxes payable, other accrued expenses and our note payable. At December 31, 2014, our current assets exceeded our current liabilities by $549,097.

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the acquisition of PIR, we entered into a Securities Purchase Agreement (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of our 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note began paying quarterly interest payments on September 30, 2013. The 8% Note will mature on August 22, 2015. If an event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%. The 8% Note is secured by all of our assets and is subordinated to our obligations to its primary financial institution. Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of our common stock at a conversion price of $3.99 per share. The conversion price will be adjusted for certain events, such as stock dividends and stock splits.  On November 12, 2014, Red Oak converted $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of our common stock at the conversion price of $3.99. As of December 31, 2014, the outstanding principal balance was $1,666,673, which may be converted into 417,712 additional shares of common stock.

Effective September 2, 2014, we renewed our Line of Credit and increased the amount of funds available to 80% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. As of December 31, 2014, we had approximately $991,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

On October 29, 2014, we purchased all of the assets from Baystreet.ca Media Corp. relating to the press release dissemination business called “Accesswire”. The purchase price of $1,840,000 consisted of cash of $1,700,000, and common stock with a value of $140,000. We paid the $1,700,000 from our available cash on the date of closing and therefore reduced our cash balance in the fourth quarter of 2014.

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

Our outlook for fiscal 2015 remains positive. We continue to focus on increasing our client base and revenues over our prior quarters. Further, we expect that over the next several quarters we will generate additional revenues from the acquisition of Accesswire and from our increased internal sales efforts. We also expect to continue to control cost as we did in fiscal 2014, and expect to continue our history of achieving positive cash flows from operations. Furthermore, as more of our revenue is under quarterly and annual contracts, our revenue will continue to become more predictable. At December 31, 2014, we have deferred revenue of $877,120 that will be recognized over the next twelve months.

We have spent and will continue to spend a considerable amount of time focused on our product sets, platforms and intellectual property development through the early part of 2015. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. By being successful in this development effort, we can achieve increases in revenues per user as we move throughout fiscal 2015.

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

In Europe, we are focused on expanding new opportunities with the stock exchanges as well as the leading brokerage firms. We believe that the PrecisionIR business will allow us to explore new markets for our core disclosure business. Prior to the acquisition of PrecisionIR, we had no presence in Europe. It is our belief that in the upcoming years that our infrastructure, partnerships and clients in the PrecisionIR business will enable us to bring our core Issuer Direct offerings to new markets, specifically our shareholder communications market data-cloud products and our disclosure reporting business. However, this is a new market for us and there can be no assurances we will be successful in this endeavor. Such factors as the deep learning curve of regulatory markets, reporting and disclosure requirements could impact this initiative if we are not adequately prepared.

Overall, the demand for corporate services continues to be strong in the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed materials to more of a hybrid or print-on-demand solution. We are positioned well in this space to be both competitive and agile to deliver these solutions to the market at the same or higher gross margins.

We expect to continue to focus on the following key strategic initiatives during 2015:

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are dependent on future estimates of taxable income, which is highly judgmental.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year-to-date period and then adjusted for any discrete period items.

Impairment of Long-lived Assets

In accordance with the authoritative guidance for accounting for long-lived assets, such as property and equipment, trademarks, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. Estimates of future cash flows are highly judgmental.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.   Goodwill is tested for impairment annually or whenever events indicate that the asset may be impaired.

Fair Value Measurements

As of December 31, 2014 and 2013, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Business Combinations and Intangible Assets

We account for our business combinations in accordance with the authoritative guidance for business combinations, and the related acquired intangible assets and goodwill in accordance with the authoritative guidance for intangibles — goodwill and other. The authoritative guidance for business combinations specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value.  The trademarks have an indefinite life and are not amortized. The trademarks are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships, customer lists, software and technology are amortized over their estimated useful lives.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company does not anticipate that ASU 2015-01 will have a significant impact on their financial statements.

The FASB has issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not anticipate that ASU 2014-16 will have a significant impact on their financial statements.

The FASB has issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF).  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The Company will apply the provisions of ASU 2014-12 to any future performance based stock awards, but does not anticipate that the impact will have a significant impact on their financial statements.

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on January 1, 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash, cash equivalents, which totaled $1,721,343 and $1,713,479 at December 31, 2014 and 2013, respectively. We held no marketable securities as of December 31, 2014 or 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the two years ended December 31, 2014, and 2013, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2014 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2014 in connection with the solicitation of proxies for the Company’s 2015 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2014” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.

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

ISSUER DIRECT CORPORATION

Date: March 4, 2015	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ BRIAN R. BALBIRNIE	March 4, 2015	Director, Chief Executive Officer
Brian R. Balbirnie		(principal executive officer)

/s/ WESLEY POLLARD	March 4, 2015	Director, Chief Financial Officer
Wesley Pollard		(principal accounting officer)

/s/ ANDRE BOISVERT	March 4, 2015	Director, Chairman of the Board, Audit Committee Member
Andre Boisvert

/s/ WILLIAM EVERETT	March 4, 2015	Director, Chairman of the Audit Committee and Member of the Compensation Committee
William Everett

/s/ DAVID SANDBERG	March 4, 2015	Director, Chairman of the Compensation Committee
David Sandberg

/s/ J. PATRICK GALLEHER	March 4, 2015	Director
J. Patrick Galleher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Issuer Direct Corporation
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
March 4, 2015

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,721,343	$1,713,479
Accounts receivable (net of allowance for doubtful accounts of $460,564 and $429,509, respectively)	2,013,464	1,970,531
Deferred income tax asset – current	7,290	25,843
Other current assets	311,666	160,756
Total current assets	4,053,763	3,870,609
Furniture, equipment and improvements, net	145,384	297,577
Other long-term assets	28,286	22,351
Goodwill	2,241,872	1,056,873
Intangible assets (net of accumulated amortization of $1,517,366 and $582,871, respectively)	3,733,634	4,013,129
Total assets	$10,202,939	$9,260,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255,615	$267,637
Accrued expenses	1,105,122	1,255,282
Income taxes payable	135,533	298,052
Note payable – related party (net of debt discount of $535,397 at December 31, 2014)	1,131,276	-
Deferred revenue	877,120	1,053,401
Total current liabilities	3,504,666	2,874,372
Note payable – related party (net of debt discount of $2,053,091 at December 31, 2013)	-	446,909
Deferred income tax liability	633,778	1,650,460
Other long-term liabilities	56,733	83,063
Total liabilities	4,195,177	5,054,804
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,316,743 and 2,006,689 shares issued and outstanding as of December 31, 2014 and 2013, respectively.	2,317	2,007
Additional paid-in capital	5,725,470	3,977,661
Other accumulated comprehensive loss	(47,283)	(59,065)
Retained earnings	327,258	285,132
Total stockholders' equity	6,007,762	4,205,735
Total liabilities and stockholders’ equity	$10,202,939	$9,260,539

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013

Revenues	$13,629,684	$8,842,229
Cost of services	4,065,655	2,577,891
Gross profit	9,564,029	6,264,338
Operating costs and expenses:
General and administrative	4,227,412	2,481,560
Sales and marketing	2,705,322	1,588,374
Depreciation and amortization	1,158,642	494,179
Total operating costs and expenses	8,091,376	4,564,113
Operating income	1,472,653	1,700,225
Net interest expense	(1,710,002)	(515,648)
Net income (loss) before taxes	(237,349)	1,184,577
Income tax benefit (expense)	279,475	(556,000)
Net income	$42,126	$628,577
Income per share – basic	$0.02	$0.32
Income per share – diluted	$0.02	$0.31
Weighted average number of common shares outstanding – basic	2,082,941	1,938,644
Weighted average number of common shares outstanding – diluted	2,124,917	2,016,476

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31, 2014	December 31, 2013

Net income	$42,126	$628,577
Foreign currency translation adjustment	11,782	(59,065)
Comprehensive income	$53,908	$569,512

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity
Balance at December 31, 2012	1,937,329	$1,937	$2,070,369	$—	$(226,159)	$1,846,147
Stock-based compensation expense	5,000	5	282,702	—	—	282,707
Exercise of stock options, net of tax	64,360	65	124,590	—	—	124,655
Dividends	—	—	—	—	(117,286)	(117,286)
Value of beneficial conversion feature issued to holder of convertible note payable, net of deferred taxes	—	—	1,500,000	—	—	1,500,000
Foreign currency translation	—	—	—	(59,065)	—	(59,065)
Net income	—	—	—	—	628,577	628,577
Balance at December 31, 2013	2,006,689	$2,007	$3,977,661	$(59,065)	$285,132	$4,205,735
Stock-based compensation expense	3,000	3	410,468	—	—	410,471
Exercise of stock options, net of tax	76,959	77	340,873	—	—	340,950
Shares issued upon partial conversion of note payable (see Note 6)	214,710	215	856,483	—	—	856,698
Shares issued upon acquisition of Accesswire (see Note 4)	15,385	15	139,985	—	—	140,000
Foreign currency translation	—	—	—	11,782	—	11,782
Net income	—	—	—	—	42,126	42,126
Balance at December 31, 2014	2,316,743	$2,317	$5,725,470	$(47,283)	$327,258	$6,007,762

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$42,126	$628,577
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	275,657	203,136
Depreciation and amortization	1,158,062	494,179
Deferred income taxes	(999,603)	(276,847)
Non-cash interest expense	1,541,065	446,909
Stock-based compensation expense	410,471	282,707
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(343,678)	(212,591)
Decrease (increase) in deposits and prepaids	(159,171)	245,686
Increase (decrease) in accounts payable	(8,930)	(89,329)
Increase (decrease) in deferred revenue	(142,389)	(523,685)
Increase (decrease) in accrued expenses	(311,356)	190,899
Net cash provided by operating activities	1,462,254	1,389,641

Cash flows from investing activities
Purchase of Accesswire intangible assets	(1,700,000)	-
Purchase of acquired business, net of cash acquired	-	(3,178,398)
Purchase of furniture, equipment, and improvements	(71,372)	(43,863)
Net cash used in investing activities	(1,771,372)	(3,222,261)

Cash flows from financing activities
Proceeds from exercise of stock options, net of income taxes	172,131	124,655
Excess tax benefit from share based compensation	168,819	-
Payment of dividend	-	(117,286)
Borrowings on long-term debt	-	2,500,000
Advance from line of credit	-	500,000
Repayment on line of credit	-	(650,000)
Net cash provided by financing activities	340,950	2,357,369

Net change in cash	31,832	524,749
Cash- beginning	1,713,479	1,250,643
Currency translation adjustment	(23,968)	(61,913)
Cash- ending	$1,721,343	$1,713,479

Supplemental disclosures:
Cash paid for interest	$167,742	$77,024
Cash paid for income taxes	$862,808	$699,491
Non-cash activities:
Common stock issued for acquisition of assets	$140,000	$-
Issuance of beneficial conversion feature to holder of note payable	$-	$2,500,000
Partial conversion of note payable to common stock	$856,698	$-

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1: Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation.The surviving company was formed for the purposes of helping companies produce and distribute their financial and business communications both online and in print. As an issuer services focused company, Issuer Direct Corporation operates under several brands in the market, including Direct Transfer, PrecisionIR, New York Stock Transfer, iProxy Direct, iFund Direct, iR Direct, QX Interactive, Accesswire and Issuer Services Group. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client's ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States, Canada, and Europe. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts in the United States.  The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2014, the Company had $1,069,567 which exceeds the insured amounts in the United States.  The Company also had cash of $149,808 in Europe, and $15,372 in Canada on hand at December 31, 2014.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered or delivered, where collectability is probable. Deferred revenue primarily consists of advance billings for annual service contracts, and is recognized throughout the year as the services are performed.

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

Earnings per Share

We calculate earnings per share in accordance with the authoritative guidance for earnings per share, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options totaling 258,171 and 280,836 were included in the computation of diluted earnings per common share during the year ended December 31, 2014 and 2013, respectively to the extent that they represented dilutive common stock equivalents.  The Company has a convertible note outstanding as of December 31, 2014 that can be converted into 417,712 shares of common stock, which were excluded from the calculation of diluted earnings per share as the impact is anti-dilutive.

 Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on client account balances, and a reserve based on our historical experience.  The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning balance	$429,509	$117,030
Acquired from acquisition	-	307,274
Bad debt expense	275,657	203,136
Write-offs	(244,602)	(197,931)
Ending balance	$460,564	$429,509

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

Income Taxes

We comply with the Financial Accounting Standards Board (“FASB”) ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year-to-date period and then adjusted for any discrete period items.

Impairment of Long-lived Assets

In accordance with the authoritative guidance for accounting for long-lived assets, assets such as property and equipment, trademarks, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Fair Value Measurements

As of December 31, 2014 and 2013, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Translation of Foreign Financial Statements

The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars.  All assets and liabilities have been translated at current rates of exchange in effect at the end of the fiscal period.  Income and expense items have been translated at the average exchange rates for the year or the applicable interim period.  The gains or losses that result from this process are recorded as a separate component of other accumulated comprehensive income (loss) until the entity is sold or substantially liquidated.

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

Business Combinations and Intangible Assets

We account for our business combinations in accordance with the authoritative guidance for business combinations, and the related acquired intangible assets and goodwill in accordance with the authoritative guidance for intangibles — goodwill and other. The authoritative guidance for business combinations specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value.  The trademarks have an indefinite life and are not amortized. The trademarks are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships, customer lists, software and technology are amortized over their estimated useful lives.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.  Advertising expense totaled $603,895 and $341,650, during the years ended December 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company does not anticipate that ASU 2015-01 will have a significant impact on their financial statements.

The FASB has issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not anticipate that ASU 2014-16 will have a significant impact on their financial statements.

The FASB has issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF).  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The Company will apply the provisions of ASU 2014-12 to any future performance based stock awards, but does not anticipate that the impact will have a significant impact on their financial statements.

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on January 1, 2017.

Note 3: Furniture, Equipment, and Improvements

	December 31,
	2014	2013
Computers & equipment	$325,192	$264,306
Furniture	123,652	121,363
Leasehold improvements	54,708	105,613
Total fixed assets, gross	503,552	491,282
Less: Accumulated depreciation	(358,168)	(193,705)
Total fixed assets, net	$145,384	$297,577

Depreciation expense for the years ended December 31, 2014 and 2013 totaled $223,565 and $98,973, respectively.

Note 4: Goodwill and Other Intangible Assets

Acquisition of Accesswire

On October 29, 2014, the Company completed its acquisition of all of the assets relating to the “Accesswire” business (as defined below) owned and operated by Baystreet.ca Media Corp., a British Columbia company (“Baystreet”) for consideration totaling $1,840,000. Accesswire is a business corporate news and content distribution and dissemination business (“Accesswire”). In consideration of the assets related to Accesswire, the Company paid to Baystreet on the closing date the following: (i) $1,700,000 in cash from the Company’s current cash reserves and (ii) 15,385 shares of the Company’s common stock with a value of $140,000 based on the Company’s stock price at the time of closing.

During the year ended December 31, 2014, the Company employed a third party valuation firm to assist in determining the purchase price allocation of assets acquired from Accesswire. The income approach was used to determine the value of Accesswire’s trademarks and client relationships. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The cost approach was used to determine the value of Accesswire’s technology.  The cost approach is based on replacement cost as an indicator of value. It assumes that a prudent investor would pay no more for an asset than the amount for which it could be replaced new. Further, to the extent a particular asset provides less utility than a new one, its value will be less than its replacement cost new. To account for this difference, the replacement cost new is adjusted for losses in value that is, depreciated.  No liabilities or tangible assets were assumed.

The transaction resulted in recording intangible assets and goodwill at a fair value of $1,840,000 as follows:

Total Consideration	$1,840,000

Allocation of Accesswire intangible assets and goodwill:
Amortizable intangible assets	$423,000
Trademarks	232,000
Goodwill	1,185,000
Total fair value of Accesswire intangible assets and goodwill	$1,840,000

The identifiable amortizable intangible assets created as a result of the acquisition will be amortized straight line over their estimated useful life as follows:

	Asset Amount	Useful Life (years)
Client relationships	$242,000	7
Software	181,000	5
	$423,000

The Company has elected not to provide unaudited pro forma financial information for the Accesswire acquisition, as management determined that providing useful, accurate pro-forma information would be impracticable, and because the acquisition was not considered a significant acquisition in accordance with Rule 3-05 of the SEC's Regulation S-X.   Because the Accesswire news distribution service was just one of many services offered by Baystreet Media ca., separate financial information was not maintained, and creating separate financials statements would include too many estimates and assumptions to be portrayed as useful and accurate.

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
	$3,300,000

Select Pro-Forma Financial Information (Unaudited)

The following represents our unaudited condensed pro-forma financial results as if the acquisition with PIR and the Company had occurred as of January 1, 2013. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

Year Ended December 31, 2013
Revenues	$15,892,000
Net Income	$776,000
Basic earnings per share	$0.40
Diluted earnings per share	$0.38

The components of goodwill and intangible assets are as follows:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770,000	$(891,585)	$878,415
Customer relationships-noncontractual	1,747,000	(318,809)	1,428,191
Proprietary software	782,000	(306,972)	475,028
Trademarks	952,000	—	952,000
Goodwill	2,241,872	—	2,241,872
Total intangible assets	$7,492,872	$(1,517,366)	$5,975,506

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770,000	$(373,883)	$1,396,117
Customer relationships non-contractual	1,505,000	(100,690)	1,404,310
Proprietary software	601,000	(108,298)	492,702
Trademarks	720,000	—	720,000
Goodwill	1,056,873	—	1,056,873
Total intangible assets	$5,652,873	$(582,871)	$5,070,002

At December 31, 2014 and 2013, our goodwill was related to our acquisition of Basset Press in July 2007, the acquisition of PIR in 2013 and the acquisition of Accesswire in 2014. We conducted our annual impairment analyses as of October 1, of 2014 and 2013 and determined that no goodwill or intangible assets were impaired.

The amortization of intangible assets is a charge to operating expenses and totaled $934,495 and $395,206 in the years ended 2014 and 2013, respectively.

The future amortization of the identifiable intangible assets is as follows:

Years Ending December 31:
2015	$982,871
2016	760,653
2017	282,538
2018	282,205
2019	275,178
Thereafter	198,189
Total	$2,781,634

Note 5: Line of Credit

Effective September 2, 2014, the Company renewed its Line of Credit and increased the amount of funds available to 80% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. The interest rate was also reduced to LIBOR plus 3.0%, and therefore was 3.17% at December 31, 2014. The Company borrowed $500,000 during the year ended December 31, 2013 to partially finance the acquisition of PIR.  All borrowings, plus the balance from the prior year, were repaid during the year ended December 31, 2013, and therefore the Company did not owe any amounts on the Line of Credit at December 31, 2013 or December 31, 2014. As of December 31, 2014, the Company had approximately $991,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

Note 6: Note Payable (Related Party)

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the Acquisition of PIR as discussed in Note 4, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note pays interest on each of March 31, June 30, September 30 and December 31, beginning on September 30, 2013, at a rate of 8% per year. The 8% Note will mature on August 22, 2015. If an event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%.  The 8% Note is secured by all of the assets of the Company and is subordinated to the Company’s obligations to its primary financial institution.  Furthermore, in connection with the 8% Note Purchase Agreement, a partner of Red Oak was appointed to the Company’s Board of Directors.  On November 10, 2014, Red Oak assigned the 8% Note between the Red Oak Fund, LP; Pinnacle Opportunities, LP; and the Red Oak Long Fund, LP; all of which are under management by Red Oak.

Beginning immediately upon the date of issuance, Red Oak or its assignees may convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits.  On the date the Company entered into the 8% Note Purchase Agreement, the Company’s stock price was $8.20 per share, and therefore the Company assigned a value of $2,500,000 to the common stock conversion feature and recorded this as debt discount and additional paid-in capital.  This instrument also created a deferred tax liability of $1,000,000 that reduced the value recorded as additional paid in capital, and therefore the net amount recorded to stockholders' equity was $1,500,000.  The debt discount of $2,500,000 will be amortized over the two-year life of the loan as non-cash interest expense, unless the note is converted early, in which case the debt discount will be accelerated.

On November 12, 2014, Red Oak converted $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of the Company’s common stock at the conversion price of $3.99.  Following this transaction, the principal balance of the note was $1,666,673.  As a result of this transaction, the company recorded $323,250 of non-cash interest expense due to the acceleration of debt discount on the portion of the 8% Note that was converted.

During the year ended December 31, 2013, the Company recorded non-cash interest expense of $446,909 and cash interest expense of $71,739 related to the 8% Note.  During the year ended December 31, 2014, the Company recorded non-cash interest expense of $1,541,065 and cash interest expense of $167,742 related to the 8% Note.

Note 7: Preferred stock and common stock

The Company paid cash dividends of $0 and $117,286, respectively, to holders of shares of common stock during the years ended December 31, 2014 and 2013.

There were no issuances of preferred stock during the years ended December 31, 2014 and 2013.  During the years ended December 31, 2014 and 2013, the Company had the following issuances of common stock in addition to stock issued pursuant to exercises of options to purchase common stock:

●
On April 2, 2012, the Company issued grants for a total of 95,000 restricted shares of the Company’s common stock (the “Awards”) to its executive officers and certain other employees.  The Awards vest over periods up to two years as stated in the Award Agreements, and therefore were fully vested on April 2, 2014. These Awards were not part of the 2010 Equity Incentive Plan.  The Company recognized compensation expense of $22,831 and $107,555 related to these shares during the year ended December 31, 2014 and 2013, respectively.

●
The Company issued 3,000 and 5,000 shares of common stock to a consultant in exchange for services during the years ended December 31, 2014 and 2013, respectively, and recognized expense of $26,775 and $31,150, respectively, for the value of the shares.

●	On October 29, 2014, the Company issued 15,385 shares of common stock as part of the acquisition of Accesswire (see Note 4).

●	On November 12, 2014, the Company issued 214,710 shares upon the partial conversion of a note payable (see Note 6).

Note 8: Stock Options and Restricted Stock Units

On May 23, 2014, the shareholder’s of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for up to 200,000 shares of common stock to employees and other personnel.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of December 31, 2014, 40,000 awards had been issued under the 2014 Plan.

On August 9, 2010, the shareholders of the Company approved the 2010 Equity Incentive Plan (the “2010 Plan”).  Under the terms of the 2010 Plan, 150,000 shares of the Company’s common stock were authorized for the issuance of stock options and restricted stock.  The 2010 Plan also provides for an automatic annual increase in the number of authorized shares of common stock issuable beginning in fiscal 2011 equal to the lesser of (a) 2% of shares outstanding on the last day of the immediate preceding fiscal year, (b) 50,000 shares, or (c) such lesser number of shares as the Company’s board of directors shall determine, provided, however, in no event shall the maximum number of shares that may be issued under the Plan pursuant to stock awards be greater than 15% of the aggregate shares outstanding on the last day of the immediately preceding fiscal year.  With the automatic increases, there were 220,416 shares of common stock on January 1, 2012.  On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the 2010 Plan from 220,416 to 420,416.This increase was ratified by the shareholders of the Company on June 29, 2012. On December 31, 2014, there were no shares remaining for awards to be issued under the 2010 Plan.

The following is a summary of stock options issued during the year ended December 31, 2014 and 2013:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2012	220,596	$0.01 - $3.33	$2.09	$257,835
Options granted	140,000	$7.76 - $8.25	$7.90	-
Options exercised	(74,360)	$0.01 - $3.33	$2.14	405,738
Options forfeited	(5,400)	$0.01 - $3.33	$1.39	15,256
Balance at December 31, 2013	280,836	$0.01 - $8.25	$4.97	1,340,684
Options granted	54,000	$9.26 - $13.49	$12.39	-
Options exercised	(76,665)	$0.01 - $7.76	$2.23	646,266
Balance at December 31, 2014	258,171	$0.01 - $13.49	$7.32	608,570

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2014 and 2013 of $8.96 and $9.74, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2014 and 2013. As of December 31, 2014, there was $1,103,988 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2018.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01 - $1.00	19,700	$0.01	7.05	19,700
$1.01 - $2.00	4,550	$1.70	6.40	4,550
$2.01 - $3.00	27,171	$2.57	3.90	12,171
$3.01 - $4.00	14,000	$3.33	7.25	14,000
$4.01 - $8.00	98,750	$7.76	6.31	30,001
$8.00 - $9.00	40,000	$8.25	3.64	15,000
$9.01 - $10.00	14,000	$9.26	9.99	-
$10.01-$13.49	40,000	$13.49	4.19	7,500
Total	258,171	$7.32	5.62	102,922

Of the 258,171 stock options outstanding, 154,700 are non-qualified stock options.  Of the outstanding options, 244,171 issued under the 2010 Plan have been registered with the SEC, and 14,000 issued under the 2014 Plan have not yet been registered with the SEC.

The fair value of common stock options issued during the year ended December 31, 2014 and 2013 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Year ended December 31, 2014	Year ended December 31, 2013
Expected dividend yield	0.33%	1.16%
Expected stock price volatility	161%	125%
Weighted-average risk-free interest rate	1.32%	1.77%
Weighted-average expected life of options (in years)	4.5	6.0

During the year ended 2014, the Company also issued 26,000 shares of restricted stock units with an intrinsic value of $9.26 per share on the date of issuance and a three-year vesting period. These awards have not yet been registered with the SEC.  As of December 31, 2014, there was $237,245 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2017.

During the year ended December 31, 2014 and 2013, we recorded expense of $360,865 and $144,002, respectively, related to stock options and restricted stock units.

Note 9: Commitments and Contingencies

Office Lease

In August 2010, we signed a six year and two month lease for 16,059 square feet for our corporate headquarters in Morrisville, NC.  At our option, we may terminate the lease any time after October 31, 2014 in exchange for an early termination fee of $135,000.  During 2014, we provided notice to the landlord of our office lease in Chesterfield, VA, exercising an early termination clause, and therefore our lease will terminate on October 31, 2015.  As a result, included in Accrued expenses on the Consolidated Balance Sheet, we have accrued the remaining lease payments in 2015 of $97,934 as well as the early termination fee of $43,000 as of December 31, 2014.  If we do not terminate the lease in Morrisville, NC early, our required minimum lease payments are as follows:

Year Ended December 31:
2015	$144,411
2016	$123,336
Total	$267,747

Including the accrual of the early termination fee and all 2015 lease payments for the Richmond office lease, rental expenses associated with our office leases totaled $417,903 and $179,229 for the years ended December 31, 2014 and 2013, respectively.

Litigation

From time to time, the Company may be involved in litigation that arises through the normal course of business.   The Company is neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

Note 10: Concentrations

For the years ended December 31, 2014 and December 31, 2013, we generated revenues from the following revenue streams as a percentage of total revenue:

	2014		2013
	Amount	Percentage	Amount	Percentage
Revenue Streams
Disclosure management	$3,354,293	24.6%	$3,974,640	45.0%
Shareholder communication	9,380,876	68.8%	4,362,404	49.3%
Software licensing	894,515	6.6%	505,185	5.7%
Total	$13,629,684	100.0%	$8,842,229	100.0%

We did not have any customers during the years ended December 31, 2014 or 2013 that accounted for more than 10% of our revenue. We did not have any customers that comprised more than 10% of our total accounts receivable balances at December 31, 2014 or 2013.

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

Note 11: Geographic Operating Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publically traded companies.    Revenue is attributed to a particular geographic region based on where the services are earned. The following tables set forth revenues by domestic versus international regions:

	Year Ended
	2014	2013
Geographic region
North America	$10,721,520	$7,700,715
Europe	2,908,164	1,141,514
Total revenues	$13,629,684	$8,842,229

Note 12: Income Taxes

The provision (benefit) for income taxes consisted of the following components for the years ended December 31:

	2014	2013
Current:
Federal	$631,129	$590,000
State	97,186	103,000
Foreign	(9,278)	73,000
Total Current	719,037	766,000
Deferred:
Federal	(776,467)	(213,000)
State	(130,535)	24,000
Foreign	(91,510)	(21,000)
Total Deferred	(998,512)	(210,000)
Total provision for income taxes	$(279,475)	$556,000

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2014	2013
Federal statutory tax rate	(34.0)%	34.0%
State tax rate	(5.3)%	4.2%
Permanent difference - transaction costs	4.9%	10.1%
Permanent difference – other	8.0%	0.9%
Permanent items – disallowed interest	26.2%	2.0%
Provision to return	(4.3)%	(2.0)%
Foreign rate differential	(26.6)%	(2.3)%
UK rate change	(9.8)%	0.0%
	(40.9)%	46.9%
Change in valuation allowance	(76.9)%	0.0%
Total	(117.8)%	46.9%

Components of net deferred income tax assets, including a valuation allowance, are as follows at December 31:

	2014	2013	Change
Assets:
Net operating loss	$561,358	$766,000	$(206,462)
Deferred revenue	35,347	10,000	25,347
Allowance for doubtful accounts	145,335	140,000	5,335
Stock options	211,824	154,000	57,824
Basis difference in intangible assets	190,295	137,000	53,295
Prepaid D&O Insurance	13,996	-	13,996
Accrued accounting fees	-	16,000	(16,000)
Rent expense	-	26,000	(26,000)
Foreign tax credits carryforward	1,180,833	1,181,000	(167)
Other	759	1,000	(241)
Total deferred tax asset	2,339,747	2,431,000	(91,253)
Less: Valuation allowance	(1,763,415)	(1,946,000)	182,585
Total net deferred tax asset	576,332	485,000	91,332

Liabilities
Prepaid expenses	(32,176)	(16,000)	(16,176)
Basis difference in fixed assets	(19,222)	(100,000)	80,778
Debt discount - convertible note payable	(200,559)	(761,000)	560,441
Purchase of intangibles	(950,863)	(1,233,000)	282,137
Total deferred tax liability	(1,202,820)	(2,110,000)	907,180

Total net deferred tax asset / (liability)	$(626,488)	$(1,625,000)	$998,512

The Company has $1,763,415 of total valuation allowance for deferred tax assets as of December 31, 2014.  The valuation allowance relates to PIR federal net operating losses, state net operating losses, and foreign tax credit carryforwards. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. It has been determined that it is more likely than not that the deferred tax assets will not be realized, as it has been deemed unlikely that there will be generation of taxable income for the subsidiaries that carry these losses or that sufficient foreign source income would be generated to use the foreign tax credits.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of deferred tax liabilities on such undistributed earnings. Undistributed earnings are insignificant as of December 31, 2014 and 2013.  The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 are open to audit by federal and state taxing authorities. The Company has reviewed its tax positions and has determined that it has no significant uncertain positions as of December 31, 2014 or 2013.

Note 13: Employee Benefit Plans

During the year ended December 31, 2013, the Company assumed a defined contribution 401(k) Profit Sharing Plan from PIR, and allowed all employees in the United States to participate. Matching and profit sharing contributions to the plan are at the discretion of management, but are limited to the amount deductible for federal income tax purposes. The Company did not make any contributions to the plan during the year ended December 31, 2014 and 2013.

During the year ended December 31, 2013, the Company also assumed a defined contribution plan from PIR, which covers substantially all employees in the United Kingdom.  Employer contributions to the plan are at the discretion of management.  The Company's contribution expense for discretionary contributions were $5,173 and $2,202 for the year ended December 31, 2014 and 2013, respectively.