Form 10-Q
period 2015-03-31
ISSUER DIRECT CORP
filed 2015-05-07
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
2,323,243 shares of common stock were issued and outstanding as of May 7, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,775,258	$1,721,343
Accounts receivable, (net of allowance for doubtful accounts of $518,223 and $460,564, respectively)	1,638,172	2,013,464
Deferred income tax asset – current	91,118	7,290
Other current assets	380,314	311,666
Total current assets	4,884,862	4,053,763
Furniture, equipment and improvements, net	145,431	145,384
Goodwill	2,241,872	2,241,872
Intangible assets (net of accumulated amortization of $1,763,100 and $1,517,366, respectively)	3,487,900	3,733,634
Other noncurrent assets	27,997	28,286
Total assets	$10,788,062	$10,202,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383,980	$255,615
Accrued expenses	1,193,973	1,105,122
Income Tax Payable	133,023	135,533
Note payable – related party (net of debt discount of $327,062 and $535,397, respectively)	1,339,611	1,131,276
Deferred revenue	795,012	877,120
Total current liabilities	3,845,599	3,504,666
Deferred tax liability	508,330	633,778
Other long term liabilities	49,585	56,733
Total liabilities	4,403,514	4,195,177

Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized,
2,318,243 and 2,316,743 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	2,318	2,317
Additional paid-in capital	5,857,312	5,725,470
Accumulated other comprehensive loss	(39,005)	(47,283)
Retained earnings	563,923	327,258
Total stockholders' equity	6,384,548	6,007,762
Total liabilities and stockholders’ equity	$10,788,062	$10,202,939

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014

Revenues	$3,043,782	$3,494,356
Cost of services	912,877	1,027,591
Gross profit	2,130,905	2,466,765
Operating costs and expenses:
General and administrative	879,782	1,286,253
Sales and marketing expenses	566,056	445,612
Product development	98,632	77,911
Depreciation and amortization	268,341	281,866
Total operating costs and expenses	1,812,811	2,091,642
Operating income	318,094	375,123
Net interest expense	(244,850)	(362,055)
Net income before income taxes	73,244	13,068
Income tax benefit (expense)	163,421	(50,010)
Net income (loss)	$236,665	$(36,942)
Income (loss) per share – basic	$0.10	$(0.02)
Income (loss) per share – fully diluted	$0.10	$(0.02)
Weighted average number of common shares outstanding – basic	2,317,110	2,016,240
Weighted average number of common shares outstanding – fully diluted	2,360,540	2,016,240

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
	For the Three Months Ended
	March 31,	March 31,
	2015	2014
Net income (loss)	$236,665	$(36,942)
Foreign currency translation adjustment	8,278	(6,534)
Comprehensive income (loss)	$244,943	$(43,476)

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$236,665	$(36,942)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	268,341	281,866
Bad debt expense	76,937	104,980
Deferred income taxes	(209,777)	(165)
Stock-based expense	131,844	191,201
Non-cash interest expense	208,335	312,500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	292,362	(326,813)
Decrease (increase) in deposits and prepaid assets	(68,747)	(279,751)
Increase (decrease) in accounts payable	130,102	26,656
Increase (decrease) in accrued expenses	87,081	(169,070)
Increase (decrease) in deferred revenue	(74,111)	(82,831)
Net cash provided by operating activities	1,079,032	21,631

Cash flows from investing activities:
Purchase of property and equipment	(22,344)	(8,134)
Net cash used in investing activities	(22,344)	(8,134)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	97,816
Net cash provided by financing activities	-	97,816

Net change in cash	1,056,688	111,313
Cash – beginning	1,721,343	1,713,479
Currency translation adjustment	(2,773)	(3,808)
Cash – ending	$2,775,258	$1,820,984

Supplemental disclosure for non-cash investing and financing activities:
Cash paid for interest	$19,906	$50,000
Cash paid for income taxes	$34,500	$331,000

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Accounting Policies

Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2015 and statements of operations, of comprehensive income (loss), and of cash flows for the three month period ended March 31, 2015 and 2014 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with 2014 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2.	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings (loss) per Share (EPS)

We calculate EPS in accordance with Financial Accounting Standards Board (FASB) ASC No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options totaling 258,171 and 26,000 restricted stock units were included in the computation of diluted earnings per common share during the three month period ended March 31, 2015 to the extent they represented dilutive common stock equivalents.  Shares issuable upon the exercise of stock options totaling 282,486 were excluded in the computation of diluted earnings per common share during the three month period ended March 31, 2014 because their impact was anti-dilutive.  The Company has a convertible note outstanding as of March 31, 2015 that can be converted into 417,712 shares of common stock, which were excluded from the calculation of diluted EPS, as the impact is anti-dilutive.

Reclassifications

The Company has reclassified certain amounts as previously reported as general and administrative expenses to product development expenses, in order to conform with current year presentation.  This reclassification has no impact on revenue, net income, assets, liabilities, shareholders’ equity, or earnings per share.   In particular, the Company is now presenting product development cost as a separate line on the consolidated statement of operations, whereas they were previously included in general and administrative expenses.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered or delivered, and where collectability is probable. Deferred revenue primarily consists of upfront payments for annual service contracts, and is recognized throughout the year as the services are performed.

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

Fair Value Measurements

As of March 31, 2015 and December 31, 2014, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Advertising

The Company expenses advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

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

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09, which is currently effective for the Company in our fiscal year beginning on January 1, 2018.

Note 3:            Intangible Assets and Goodwill

Acquisition of Accesswire

On October 29, 2014, the Company completed its acquisition of all of the assets relating to the “Accesswire” business (as defined below) owned and operated by Baystreet.ca Media Corp., a British Columbia company (“Baystreet”) for consideration totaling $1,840,000. Accesswire is a corporate news and content distribution and dissemination business (“Accesswire”). In consideration of the assets related to Accesswire, the Company paid to Baystreet on the closing date the following: (i) $1,700,000 in cash from the Company’s current cash reserves and (ii) 15,385 shares of the Company’s common stock with a value of $140,000 based on the Company’s stock price at the time of closing.

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

Note 4:            Stockholders’ Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of March 31, 2015, 40,000 awards had been issued under the 2014 Plan.

 Note 5:           Stock Options

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	19,700	6.81	$0.01	19,700
$1.01 - $2.00	4,550	6.15	$1.70	4,550
$2.01 - $3.00	27,171	3.65	$2.57	14,671
$3.01 - $4.00	14,000	7.00	$3.33	14,000
$4.01 - $8.00	98,750	6.07	$7.76	36,250
$8.01 - $9.00	40,000	3.39	$8.25	17,500
$9.01 - $10.00	14,000	9.74	$9.26	0
$10.01 - $13.49	40,000	3.95	$13.49	10,000
Total	258,171	5.38	$7.32	116,671

As of March 31, 2015, the Company had unrecognized stock compensation related to the options of $1,223,411.

Note 6:            Income taxes

We recognized income tax benefit of $163,421 during the three-month period ended March 31, 2015 and income tax expense of  $50,010 during the three-month period ended March 31, 2014, based on our projections of future profitability.  The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to state income taxes, non-deductible expenses related to stock compensation, foreign rate differentials, and non-cash interest.

During the three-month period ended March 31, 2015, the Company released a portion of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $210,370.  The tax benefits from US net operating losses that were previously reserved were acquired from the acquisition of  PrecisionIR (PIR).  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.  During the three-month period ended March 31, 2015, the Company performed a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used.  Therefore, the Company released portions of the reserve related to tax years through 2015 based on current best estimates of profitability.

Note 7:            Operations and Concentrations

For the three-month periods ended March 31, 2015 and 2014, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended
	March 31,
Revenue Streams	2015	2014
Disclosure management	23.8%	27.1%
Shareholder communications	67.8%	65.0%
Platform & technology	8.4%	7.9%
Total	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2015 or 2014.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at March 31, 2015 or December 31, 2014.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days.

Note 8:            Line of Credit

Effective September 2, 2014, the Company renewed its Line of Credit and increased the amount of funds available to 80% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000. The interest rate was also reduced to LIBOR plus 3.0%, and therefore was 3.18% at March 31, 2015.  The Company did not owe any amounts on the Line of Credit at March 31, 2015 and had approximately $907,000 remaining for future borrowings under the Line of Credit based on the calculation of eligible accounts receivable.

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

During the three month periods ended March 31, 2015 and 2014, the Company recorded non-cash interest expense of $208,335 and $312,500, respectively.  During the three month periods ended March 31, 2015 and 2014, the Company recorded cash interest expense of $33,333 and $50,000, respectively.

Note 10:          Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publicly traded companies.    Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic versus international regions:

	Three months ended
	March 31,
	2015	2014
Geographic region
North America	$2,473,314	$2,745,206
Europe	570,468	749,150
Total revenues	$3,043,782	$3,494,356

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

Issuer Direct is a market leader and innovator of Disclosure Management Systems and Cloud–based Compliance Technologies. The Company’s core technology platform – the Disclosure Management System (DMS) – is a secure cloud based workflow compliance and communications system for corporate issuers, funds, and compliance professionals.

We work with a diverse client base in the financial services industry, including brokerage firms, banks, mutual funds.  We also sell products and services to corporate issuers, shareholders, investor relations officers, and professional firms such as investor relations, public relations, as well as to accountants and the legal community. Corporate issuers utilize our cloud-based core platform  and related services for document creation all the way to dissemination to regulatory bodies, platforms and interested shareholders.

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

 We report our  product and services revenues in three revenue streams:

-	Disclosure management,
-	Shareholder communications and,
-	Platforms and technology, formally software licensing.

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

The contents of the above websites are not intended to be incorporated by reference into this Annual Report on Form 10-Q or in any other report or document we file, and any reference to these websites are intended to be inactive textual references only.

Disclosure management

Our core disclosure business consists of our traditional Edgarization, document management, typesetting and pre-press design services, XBRL tagging services, and the issuance of securities as it relates to our stock transfer business. These services represent our disclosure offerings that are regulated by the Securities and Exchange Commission.

We market our financial reporting solutions primarily to public companies and mutual funds that seek a workflow automation platform to prepare various regulatory filings. We developed our financial reporting engine to give customers complete control over the typical CRUD workflow process (Create, Retrieve, Update, Delete). The reporting process with EDGAR (Electronic Data Gathering, Analysis and Retrieval) and SEDAR (System for Electronic Document Analysis and Retrieval) can be complex and does require a trusted, secure platform to execute timely and accurately. With our platform, our customers can create, manage, self-file, and request specialist assistance on any form type, including Sections 16, SC-13’s, correspondence, annual reports and quarterly reports in SEC EDGAR format.

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

Investor Outreach and Engagement

Our Investor Outreach and Engagement offering was formally known as the Annual Report Service (ARS) from PrecisionIR. The ARS business has existed for 23 years primarily as a physical hard copy delivery of annual report and prospectuses globally for tens of thousands of customers. As part of our integration with PrecisionIR during 2014, we updated these legacy systems and integrated them into our disclosure management platform. We intend to continue to operate a portion of this legacy system as well as migrate the install base over to our new outreach and engagement offering, which is digital delivery and not physical hard copy. This will be marketed as the Investor Network beginning in the second quarter of 2015. Corporate information such as annual reports, quarterly reports, fact sheets, tear sheets and investor presentations are being consumed much differently than they were 5 years ago. Over 60% percent of the consumers and investors read information on their mobile phones or tablets first, before their notebook or desktop computers as reported by Pew Research Center. The Investor Network platform and its set of mobile apps address this global shift.

The Investor Network is a cloud-based platform – clients will be able to reach new audiences from Chartered Financial Analysts, Registered Investment Advisors, brokers, banks and family offices to currently available retail and institutional investors. From our cloud-based analytical platform, issuers and funds will be able to search, engage and analyze these audiences from any connection in the world. We believe this shareholder engagement and surveillance landscape is being under served in the under one billion dollar market cap space globally.

Webcasting – Teleconference

There are over 4,000 companies in North America conducting earnings events that include teleconference, webcast or both as part of their events. Our platform incorporates each element of the earnings event: earnings announcement, earnings press release, EDGAR Form 8-K filing and the webcast/teleconference. There are a handful of our competitors that can offer this today, however, none of them can attract an audience like our platform. Specifically, we believe our proprietary “Investor Calendar” product offering, same day transcription and auto-posting to an investor relations platform for compliance do not exist in one solution elsewhere in the market. Additionally, all webcasts and teleconferences are broadcast live on our Investor Network properties, which allow companies to reach a broader audience. This is a significant competitive advantage for us and has proven to be effective.  As of the end of 2014, we manage the calls for almost 7% of the market.

At the end of fourth quarter 2014, we expanded our webcast teleconference offering to service the European market of United Kingdom, Sweden, and Germany. This aligns with the client base we are currently serving in Europe.

Whistleblower

Our whistleblower offering is an approved NYSE partnered product. Over the last 12 months, the majority of the recent IPOs listed on NYSE are currently utilizing this exchange subsidized offering. We are focused on converting this initial subsidized Whistleblower service into a recurring revenue stream with these clients.  We are also focused on integrating this cloud based platform into our current exchange listed install base; this initiative should be completed during fiscal 2015. As one of the only global offerings to comply with both the US Sarbanes-Oxley and Public Interest Disclosure Act in the United Kingdom, this reporting and real-time complaint platform delivers a trusted and secure incident management system.

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

Proxy – Printing

Our proxy business is marketed under the brand iProxy Direct, which is a fully integrated, real-time voting platform for our corporate issuers and their shareholders of record. This Platform is utilized for every annual meeting and or special meeting we manage for our client base. The iProxy Direct system offers both full-set mailing and notice of internet availability options, which in some instances drive additional revenues for our print and print-on-demand businesses.

Platform & Technology (previously called Software Licensing)

Revenues from these product offerings are generally tied to our core businesses of disclosure management and shareholder communications. Our integrated software platform is licensed by our customers and used to enable efficient, centralized management of the services outlined above. Specifically, when corporate issuers conduct an annual general meeting, purchase or upgrade their investor relations system, or conduct earnings calls during annual or quarterly periods, we generally license our technology platforms for each of these services. Although revenues from this business have been relatively small historically, we expect them to grow significantly over the next fiscal year as we begin to productize some of our shareholder communications and disclosure management system offerings.  We believe that the productizing of such offerings will increase our revenue in this area because the industry we serve has tended to manage the individual events of a company’s disclosure and communications process in parallel.  Historically, companies have used five or six different vendors to manage their earnings events for the various elements including EDGAR, press releases, IR platform updates, webcasting, etc. Our platform streamlines this process. The old process is costly and more importantly is very inefficient compared with our centralized integrated process.   Our customers’ license our cloud based platform  and can manage all of the above mentioned tasks with a single interface..

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

On April 16, 2015, we entered into an asset purchase agreement to acquire a cloud-based reporting platform from Xselus LLC. The technology acquired is designed around document management, conversion and dissemination to regulatory agencies. We intend to continue develop and incorporate it into our existing Disclosure Management System (DMS), which will enable us to offer an issuer controlled reporting platform in either our disclosure platform or in a private cloud environment. The Company intends to begin marketing its reporting platform during the third quarter of this fiscal year.

During 2015, we will continue to explore how we can further license portions of our dataset business and application programming interfaces (API’s) to other providers and disseminators that are seeking unique content and or a competitive replacement in the market. We are committed to continuing to expand revenue from this business.

Our Technology Platform - Disclosure Management System (DMS)

Our DMS is a secure cloud-based business process reporting and automation solution that gives users the ability to disclose, manage, and communicate their respective messages from our enterprise cloud based platform. Our unique disclosure process aims to create efficiencies not previously possible in areas of normal regulatory business functions of the public markets, where we can clearly improve processes, streamline complexities, while reducing expenditures, generally associated with reporting and disclosure.

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
● QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)
● Issuer Services
● iProxy Direct
● iR Direct
● Annual Report Service (ARS)
● Company Spotlight
● XBRL Check

Results of Operations

Comparison of results of operations for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
Revenue Streams	2015	2014
Disclosure management
Revenue	$723,200	$947,884
Gross Margin	$506,689	$679,689
Gross margin %	70%	72%

Shareholder communications
Revenue	2,064,200	2,269,861
Gross Margin	1,413,033	1,599,729
Gross margin %	68%	70%

Platform & technology
Revenue	256,382	276,611
Gross Margin	211,183	187,347
Gross margin %	82%	68%

Total
Revenue	$3,043,782	$3,494,356
Gross Margin	$2,130,905	$2,466,765
Gross margin %	70%	71%

Revenues

Total revenue decreased by $450,574, or 13%, to $3,043,782 during the three-month period ended March 31, 2015, as compared to $3,494,356 during the same period of fiscal 2014. The overall decrease in revenue is attributable to all three revenue streams.

Disclosure management services decreased $224,684, or 24%, during the three-month period ended March 31, 2015 as compared to the same period of fiscal 2014.  Approximately $96,000 of the decrease was due to a decrease in revenue from our Edgar business, as we had more business from resellers and special projects, such as restatements, in the first quarter of 2014 as compared to 2015.  The transfer agent business decreased approximately $86,000 as compared to the first quarter of 2014, as we had a greater numbers of corporate directives, and corporate actions in the first quarter of 2014 as compared to the first quarter of 2015.  The timing of these corporate directives and actions are difficult to predict as they are controlled by our clients and the conditions of the market, and therefore fluctuate from quarter to quarter. The remainder of the difference is due to continued pricing pressure for our XBRL services as this market becomes more mature.

Shareholder communication revenue decreased $205,661, or 9% during the three-month period ended March 31, 2015 as compared to the same period of fiscal 2014. The decrease in shareholder communication revenue is due to a decline in revenue associated with our ARS service offerings as issuers shift from hardcopy fulfillment of annual reports to digital fulfillment or elect not to continue with the service. As we re-brand the existing ARS as Investor Network and integrate it with our DMS platform, those revenues associated with digital fulfillment that were historically reported as Shareholder Communications revenue associated with ARS will be recorded in platform & technology revenue.  We expect this to begin in the second quarter of 2015 as we begin to renew contracts and migrate customers to Investor Network.  The decrease in shareholder communication revenue is also attributable to less proxy printing and distribution as compared to the same fiscal period in 2014 as a result of the delay in timing of projects to the second quarter of 2015.  These decreases were partially offset by an increase in revenue related to our press release business, which increased $259,160, over the same period in fiscal 2014, due to the acquisition of Accesswire.

Platform & technology revenues decreased by $20,229, or 7% during the three-month period ended March 31, 2015 as compared to the same period of fiscal 2014.  The decrease is primarily in the licensing of our iProxy Direct product, which is dependent on the timing of corporate directives which fluctuate from quarter to quarter.

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2015 or 2014.

Revenue Backlog

At March 31, 2015, we have recorded deferred revenue of $795,012 that we expect to recognize over the next twelve months.  Deferred revenue primarily consists of advanced billings for annual ARS contracts.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues decreased by $114,714, or 11% during the three-month period ended March 31, 2015 as compared to the same period of fiscal 2014. Overall gross margin was consistent at 70%, or $2,130,905, in the three-month period ended March 31, 2015, as compared to 71%, or $2,466,765 in the same period of fiscal 2014.

We achieved margins of 70% from our disclosure management services during the three-month period ended March 31, 2015 as compared to 72% in the same period of fiscal 2014.  As previously discussed, we continued to experience pricing pressure for our XBRL services and had less special projects and corporate directives which caused a slight decline in gross margin percentage.  However, we anticipate that margins from our disclosure management services will remain above 70% in the future.

Gross margins from our shareholder communications services decreased to 68% in the three-month period ended March 31, 2015, as compared to 70% in the same period of fiscal 2014.  The decrease in gross margin percentage during the first quarter of 2015 compared to the same quarter in fiscal 2014 is due to fixed costs associated with our channel partners on lower revenue generated from our ARS service offerings.  Several of our existing contracts with channel partners were re-negotiated during the first quarter of 2015, as such, we expect margins to remain at or above 70% in the future.

Gross margins from platform & technology were 82% in the three-month period ended March 31, 2015, as compared to 68% in the same period of fiscal 2014. The increase in gross margin percentage during the first quarter of 2015 compared to the first quarter of 2014 is due to efficiencies gained in our costs of delivery.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses decreased $406,471, or 32%, during the three-month period ended March 31, 2015 as compared to the same period of fiscal 2014.

The decrease in the three-month period ended March 31, 2015 as compared to the same period of fiscal 2014 was largely due to a decrease in personnel cost of $247,190 due to the integration of many of the general and administrative functions of PrecisionIR (PIR) with Issuer Direct. Additionally, there was a decrease of $63,226 in professional services, due to higher accounting and tax services in the first quarter of 2014 related to the PIR acquisition and consulting fees to implement a new accounting system.

As a percentage of revenue, General and Administrative expenses were 29% for the three-month period ended March 31, 2015, down from 37% for the same period of 2014.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three-month period ended March 31, 2015 increased by $120,444 as compared to the same period of fiscal 2014.  This increase is due to an increase in personnel costs of $54,641 due to the hiring of new sales associates and an increase in spend for direct mail and advertising of $39,775, primarily due to the timing of the mailings.

As a percentage of revenue, sales and marketing expense increased to 19% during the three-month period ended March 31, 2015 compared to 13% during the same period of fiscal year 2014.

Product Development

Product Development expenses consist primarily of salaries, stock based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance our DMS platform.  Product development costs increased $20,721 to $98,632 during the three-month period ended March 31, 2015. This increase is primarily due to an increase in stock compensation and bonuses during the quarter ended March 31, 2015 compared to the same period of fiscal 2014.

Depreciation and Amortization

Depreciation and amortization expenses during the three-month period ended March 31, 2015 decreased by $13,525 as compared to the same period of fiscal 2014. The decrease is due to a decrease in depreciation expense, primarily associated with computer equipment acquired with the PIR acquisition offset by an increase in amortization expense associated with the Accesswire acquisition in the fourth quarter of 2014.

Interest Income and Expense, Net

Net interest expense during the three-month period ended March 31, 2015 decreased to $244,850 from $362,055 in the same period of fiscal 2014.  During the three-month period ended March 31, 2015, the Company recorded non-cash interest expense of $208,335 and cash interest expense of $33,333 related to the 8% Note (see Note 9 of the Consolidated Financial Statements).  During the three-month period ended March 31, 2014, the Company recorded non-cash interest expense of $312,500 and cash interest expense of $50,000 related to the 8% Note.  The decrease is due to the conversion of $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of the Company’s common stock at the conversion price of $3.99 on November 12, 2014.

Income tax benefit (expense)

We recorded income tax benefit of $163,421 during the three-month period ended March 31, 2015 compared to expense of $50,010 during the three-month period ended March 31, 2014, based on our effective tax rate on the pre-tax profits for the periods.  The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to state income taxes, non-deductible expenses related to stock compensation, foreign rate differentials, and non-cash interest.  During the three-month period ended March 31, 2015, the Company released a portion of its valuation allowance related to U.S.federal and state net operating losses, which resulted in a net benefit of $210,370.  The tax benefits from net operating losses that were previously reserved were acquired from the acquisition of PIR.  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.  During the three-month period ended March 31, 2015, the Company performed a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used.  Therefore, the Company released portions of the reserve related to tax years through 2015 based on current best estimates of profitability.

Net Income (Loss)

Net income for the three-month period ended March 31, 2015 was $236,665 compared to a net loss for the three-month period ended March 31, 2014 of $36,942.

Although revenues were lower with sustained gross margins in the first three-months of 2015 as compared to the same period of 2014 as previously discussed, net income increased due to lower operating expense, the income tax benefit due to the release of valuation allowance on certain net operating losses and lower interest expense as a result of the conversion of the 8% Note as discussed above.

Liquidity and Capital Resources

As of March 31, 2015, we had $2,775,258 in cash and cash equivalents and $1,638,172 in net accounts receivable. Current liabilities at March 31, 2015, totaled $3,845,599 including our accounts payable, deferred revenue, accrued payroll liabilities, accrued postage, income taxes payable, other accrued expenses and our note payable. At March 31, 2015, our current assets exceeded our current liabilities by $1,039,263.

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the acquisition of PIR, we entered into a Securities Purchase Agreement (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of our 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note began paying quarterly interest payments on September 30, 2013. The 8% Note will mature on August 22, 2015. If an event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%. The 8% Note is secured by all of our assets and is subordinated to our obligations to its primary financial institution. Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of our common stock at a conversion price of $3.99 per share. The conversion price will be adjusted for certain events, such as stock dividends and stock splits.  On November 12, 2014, Red Oak converted $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of our common stock at the conversion price of $3.99. As of March 31, 2015, the outstanding principal balance was $1,666,673, which may be converted into 417,712 additional shares of common stock. If the current balance of the note of $1,666.673 matures on August 22, 2015 and is not converted to equity, we believe we will have the liquidity from our cash on hand and our available line of credit to pay off the remaining balance in accordance with its terms.

Effective September 2, 2014, the Company renewed its Line of Credit and increased the amount of funds available to 80% of eligible accounts receivable, as defined in the line of credit agreement, up to a maximum of $2,000,000.  The Company did not owe any amounts on the Line of Credit at March 31, 2015 and had approximately $907,000 remaining for future borrowings under the line of credit based on the calculation of eligible accounts receivable.

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

2015 Outlook

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

We will continue to focus on increasing our client base over our prior quarters. Further, we expect that over the next several quarters we will generate additional revenues from the acquisition of Accesswire and from our increased internal sales efforts. We also expect to continue to control cost as we did in fiscal 2014 and the first quarter of 2015, and expect to continue our history of achieving positive cash flows from operations.

We have spent and will continue to spend a considerable amount of time focused on our product sets, platforms and intellectual property development through 2015. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. By being successful in this development effort, we can achieve increases in revenues per user as we move throughout fiscal 2015.

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

In Europe, we are focused on expanding new opportunities with the stock exchanges as well as the leading brokerage firms. We believe that our business will allow us to explore new markets for our core disclosure business. Prior to the acquisition of PrecisionIR, we had no presence in Europe. It is our belief that in the upcoming years that our infrastructure, partnerships and clients in the PrecisionIR business will enable us to bring our core Issuer Direct offerings to new markets, specifically our shareholder communications market data-cloud products and our disclosure reporting business. However, this is a new market for us and there can be no assurances we will be successful in this endeavor. Such factors as the deep learning curve of regulatory markets, reporting and disclosure requirements could impact this initiative if we are not adequately prepared.

Overall, the demand for corporate services continues to be stable in the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed materials to more digital delivery with a hybrid print-on-demand solution. We are positioned well in this space to be both competitive and agile to deliver these solutions to the market at the same or higher gross margins, however as we have seen over the last several quarters, the transition to digital delivery has a negative effect on our revenues and we expect this trend to continue over the next several quarters.

We expect to continue to focus on the following key strategic initiatives during 2015:

● Expansion of our Sales and Marketing teams,
● Significant technology development and advancements
● Profitable sustainable growth,
● Generate significant cash flows from operations,
● Increase average revenue per user,
● Expand customer base,
● Grow our newswire business following the acquisition of Accesswire, and,
● Integrate and market our newly acquired Cloud-based Disclosure platform.

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
_______________________________
*	filed or furnished herewith
**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2015

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Wesley Pollard
Wesley Pollard
Chief Financial Officer