Form 10-Q
period 2015-06-30
ISSUER DIRECT CORP
filed 2015-08-06
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,334,832 shares of common stock were issued and outstanding as of August 6, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$3,449,020	$1,721,343
Accounts receivable, (net of allowance for doubtful accounts of $443,324 and $460,564, respectively)	1,562,072	2,013,464
Deferred income tax asset – current	91,118	7,290
Other current assets	415,770	311,666
Total current assets	5,517,980	4,053,763
Fixed assets, net	415,184	145,384
Goodwill	2,241,872	2,241,872
Intangible assets (net of accumulated amortization of $2,008,802 and $1,517,366, respectively)	3,242,198	3,733,634
Other noncurrent assets	28,364	28,286
Total assets	$11,445,598	$10,202,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$344,536	$255,615
Accrued expenses	1,149,932	1,105,122
Income tax payable	164,088	135,533
Note payable – related party (net of debt discount of $118,727 and $535,397, respectively)	1,547,945	1,131,276
Deferred revenue	995,892	877,120
Total current liabilities	4,202,393	3,504,666
Deferred tax liability	506,944	633,778
Other long term liabilities	42,436	56,733
Total liabilities	4,751,773	4,195,177

Stockholders' equity:

Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,330,832 and 2,316,743 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	2,331	2,317

Additional paid-in capital	6,108,448	5,725,470
Other accumulated comprehensive loss	(45,905)	(47,283)
Retained earnings	628,951	327,258
Total stockholders' equity	6,693,825	6,007,762
Total liabilities and stockholders’ equity	$11,445,598	$10,202,939

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$3,106,389	$3,638,269	$6,150,171	$7,132,625
Cost of services	899,541	1,069,405	1,812,418	2,096,996
Gross profit	2,206,848	2,568,864	4,337,753	5,035,629
Operating costs and expenses:
General and administrative	907,341	911,992	1,787,123	2,120,334
Sales and marketing	644,564	905,418	1,210,620	1,428,941
Product Development	94,464	91,619	193,096	169,530
Depreciation and amortization	263,399	280,767	531,740	562,633
Total operating costs and expenses	1,909,768	2,189,796	3,722,579	4,281,438
Operating income	297,080	379,068	615,174	754,191
Other income (expense):
Interest income (expense), net	(241,025)	(360,676)	(485,875)	(722,731)
Total other income (expense)	(241,025)	(360,676)	(485,875)	(722,731)
Income before taxes	56,055	18,392	129,299	31,460
Income tax benefit (expense)	8,973	49,631	172,394	(379)
Net income	$65,028	$68,023	$301,693	$31,081
Income per share – basic	$0.03	$0.03	$0.13	$0.02
Income per share - fully diluted	$0.03	$0.03	$0.13	$0.02
Weighted average number of common shares outstanding - basic	2,322,240	2,042,494	2,320,344	2,039,771
Weighted average number of common shares outstanding - fully diluted	2,359,836	2,106,837	2,361,026	2,111,699

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$65,028	$68,023	$301,693	$31,081
Foreign currency translation adjustment	(6,900)	(3,886)	1,378	(10,420)
Comprehensive income	$58,128	$64,137	$303,071	$20,661

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$301,693	$31,081
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	531,740	563,036
Bad debt expense	94,276	104,929
Deferred income taxes	(209,898)	(768)
Stock-based compensation expense	278,931	210,183
Non-cash interest expense	416,670	625,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	366,150	(752,861)
Decrease (increase) in deposits and other current assets	(104,022)	(106,158)
Increase (decrease) in accounts payable	85,936	137,505
Increase (decrease) in accrued expenses	47,837	(817,067)
Increase (decrease) in deferred revenue	106,862	272,192
Net cash provided by operating activities	1,916,175	267,072

Cash flows from investing activities:
Purchase of fixed assets	(228,025)	(47,029)
Net cash used in investing activities	(228,025)	(47,029)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,025	119,015
Tax benefit on stock-based compensation awards	16,191	109,755
Net cash provided by financing activities	23,216	228,770

Net change in Cash	1,711,366	448,813
Cash – beginning	1,721,343	1,713,479
Currency translation adjustment	16,311	(1,299)
Cash – ending	$3,449,020	$2,160,993
Supplemental disclosure for non-cash investing and financing activities
Cash paid for interest	$66,667	$100,000
Cash paid for income taxes	$34,500	$556,600
Non cash activities
Stock-based compensation capitalized as software development costs	$80,845	$-

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting Policies

Basis of Presentation

The unaudited interim consolidated balance sheet as of June 30, 2015 and statements of operations, of comprehensive income, and of cash flows for the three and six-month periods ended June 30, 2015 and 2014 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the “Company”, “We”, or “Our”) 2014 audited financial statements filed on Form 10-K.

Note 2.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings per Share (EPS)

We calculate EPS in accordance with Financial Accounting Standards Board (FASB) ASC No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options and restricted stock units totaling 245,000 and 136,000, respectively, were included in the computation of diluted earnings per common share during the three and six-month periods ended June 30, 2015, to the extent they represented dilutive common stock equivalents. Shares issuable upon the exercise of stock options totaling 180,000 were excluded in the computation of diluted earnings per common share during three and six-month periods ended June 30, 2014 because their impact was anti-dilutive.  The Company has a convertible note outstanding as of June 30, 2015 that can be converted into 417,712 shares of common stock, which were excluded from the calculation of diluted EPS, as the impact is anti-dilutive.

Reclassifications

The Company has reclassified certain amounts as previously reported as general and administrative expenses to product development expenses, in order to conform to current year presentation.  This reclassification has no impact on revenue, net income, assets, liabilities, shareholders’ equity, or earnings per share. In particular, the Company is now presenting product development cost as a separate line on the consolidated statement of operations, whereas they were previously included in general and administrative expenses.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered or delivered and where collectability is probable. Deferred revenue primarily consists of upfront payments for annual service contracts, and is recognized throughout the year as the services are performed.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Capitalized Software Development Costs

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and order management system are capitalized and amortized over the estimated useful life of the software once the software is substantially complete and ready for its intended use.  Costs related to design or maintenance of the software are expensed as incurred.   During the three and six-month periods ended June 30, 2015, the Company capitalized $283,252 of software development costs, including $80,845 related to stock-based compensation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the valuation of goodwill and intangible assets, deferred tax assets, and stock based compensation. Actual results could differ from those estimates.

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

 Fair Value Measurements

As of June 30, 2015 and December 31, 2014, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

Translation of Foreign Financial Statements

The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars.  All assets and liabilities have been translated at current rates of exchange in effect at the end of the fiscal period.  Income and expense items have been translated at the average exchange rates for the period.  The gains or losses that result from this process are recorded as a separate component of stockholders’ equity until the entity is sold or substantially liquidated.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  ASU 2015-05 is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not anticipate that ASU 2015-05 will have a significant impact on their financial statements.

The FASB has issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company does not anticipate that ASU 2015-01 will have a significant impact on their financial statements.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the year ended December 31, 2014, the Company employed a third party valuation firm to assist in determining the purchase price allocation of assets acquired from Accesswire. The income approach was used to determine the value of Accesswire’s trademarks and client relationships. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The cost approach was used to determine the value of Accesswire’s technology.  The cost approach is based on replacement cost as an indicator of value. It assumes that a prudent investor would pay no more for an asset than the amount for which it could be replaced new. Further, to the extent a particular asset provides less utility than a new one, its value will be less than its replacement cost new. To account for this difference, the replacement cost new is adjusted for losses in value that is depreciated.  No liabilities or tangible assets were assumed.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

Note 4:  Stock-based Compensation

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of June 30, 2015, 14,000 stock options and 136,000 restricted stock units had been issued under the 2014 Plan.

Stock Awards

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	19,700	6.56	$0.01	19,700
$1.01 - $2.00	4,550	5.90	$1.70	4,550
$2.01 - $3.00	14,000	2.35	$2.73	4,000
$3.01 - $4.00	14,000	6.76	$3.33	14,000
$4.01 - $8.00	98,750	5.82	$7.76	42,501
$8.01 - $9.00	40,000	3.15	$8.25	20,000
$9.01 - $10.00	14,000	9.49	$9.26	0
$10.01 - $13.49	40,000	3.70	$13.49	12,500
Total	245,000	5.16	$7.58	117,251

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2015, the Company had unrecognized stock compensation related to stock options and restricted stock units of $1,821,017, a portion of which is expected to be capitalized as software development costs in the future.

Note 5:  Income Taxes

We recognized income tax benefits of $8,973 and $172,394 during the three and six-month periods ended June 30, 2015, respectively.  We recognized income tax benefit (expense) of $49,631 and ($379) during the three and six-month periods ended June 30, 2014, respectively.  The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to state income taxes, non-deductible expenses related to stock compensation, foreign rate differentials, and non-cash interest.

During the six-month period ended June 30, 2015, the Company released a portion of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $210,370.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of PrecisionIR (PIR).  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.  During the three-month period ended March 31, 2015, the Company performed a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used.  Therefore, the Company released portions of the reserve related to tax years through 2015 based on current best estimates of profitability.  The remaining reserve will be evaluated each quarter based on projections of future profitability as new services and initiatives are rolled out.

Note 6:  Operations and Concentrations

For the three and six-month periods ended June 30, 2015 and 2014, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2015	2014	2015	2014
Disclosure management	22.2%	24.1%	23.0%	25.6%
Shareholder communications	68.4%	67.3%	68.1%	66.1%
Platform & technology	9.4%	8.6%	8.9%	8.3%
Total	100.0%	100.0%	100.0%	100.0%

No customers accounted for more than 10% of the consolidated revenues during the three and six-month periods ended June 30, 2015 or 2014.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at June 30, 2015 or December 31, 2014.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days.

Note 7:  Line of Credit

Effective June 24, 2015, the Company renewed its Line of Credit and removed the limitation of the borrowing base calculation, such that the amount of funds available for future borrowings increased to $2,000,000. The interest rate remained at LIBOR plus 3.0%, and therefore was 3.19% at June 30, 2015.  The Company did not owe any amounts on the Line of Credit at June 30, 2015.

Note 8:  Note Payable – Related Party

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three and six-month periods ended June 30, 2015, the Company recorded non-cash interest expense of $208,335 and $416,670, respectively. During the three and six-month periods ended June 30, 2014, the Company recorded non-cash interest expense of $312,500 and $625,000, respectively. During the three and six-month periods ended June 30, 2015, the Company recorded cash interest expense of $33,333 and $66,667, respectively. During the three and six-month periods ended June 30, 2014, the Company recorded cash interest expense of $50,000 and $100,000, respectively.

Note 9:  Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic versus international regions:

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Region	2015	2014	2015	2014
North America	$2,564,841	$2,860,789	$5,038,155	$5,605,995
Europe	541,548	777,480	1,112,016	1,526,630
Total	$3,106,389	$3,638,269	$6,150,171	$7,132,625

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

Issuer Direct is a market leader and innovator of Disclosure Management Systems and Cloud–based Compliance Technologies. The Company’s core technology platform – the Disclosure Management System (DMS) – is a secure cloud-based workflow compliance and communications system for corporate issuers, funds, and compliance professionals.

We work with a diverse client base in the financial services industry, including brokerage firms, banks and mutual funds.  We also sell products and services to corporate issuers, shareholders, investor relations officers, and professional firms such as investor relations, public relations, as well as to accountants and the legal community. Corporate issuers utilize our cloud-based core platform and related services for document creation all the way to dissemination to regulatory bodies, platforms and interested shareholders.

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

The contents of the above websites are not intended to be incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file, and any reference to these websites are intended to be inactive textual references only.

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

A portion of our disclosure business also comes from strategic relationships, where we manage the back office functions for our partners’ clients. Since we do not have the relationship with the end client, it is difficult to predict the growth from this business. We have seen some partner client attrition in the smaller cap space, due to significant pricing pressure. We expect that our reseller business will evolve beyond the core disclosure product offerings into our communications segment.

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

Press Release Distribution

Our press release platform, Accesswire, is a cost-effective FD (Fair Disclosure) news dissemination service. We acquired the business on October 29, 2014.

The Accesswire business focuses on press release distribution for both private and publicly held companies. We anticipate the press release business to be an area where we will gain the most clients for the remaining part of fiscal 2015, and as such, we will continue to brand our press release offerings under the name Accesswire, which we believe will solidify our market position in the newswire business.

Investor Outreach and Engagement

Our Investor Outreach and Engagement offering was formally known as the Annual Report Service (ARS) from PrecisionIR. The ARS business has existed for 23 years primarily as a physical hard copy delivery of annual reports and prospectuses globally for tens of thousands of customers. As part of our integration with PrecisionIR during 2014, we updated these legacy systems and integrated them into our disclosure management platform. We intend to continue to operate a portion of this legacy system as well as migrate the install base over to our new outreach and engagement offering, which is digital delivery and not physical hard copy. We began marketing this as Investor Network during the quarter and expect this transition to continue throughout the year. Corporate information such as annual reports, quarterly reports, fact sheets, tear sheets and investor presentations are being consumed much differently than they were 5 years ago. Over 60% percent of the consumers and investors read information on their mobile phones or tablets first, before their notebook or desktop computers as reported by Pew Research Center. The Investor Network platform and its set of mobile apps address this global shift.

The Investor Network is a cloud-based platform – clients are able to reach new audiences from Chartered Financial Analysts, Registered Investment Advisors, brokers, banks and family offices to currently available retail and institutional investors. From our cloud-based analytical platform, issuers and funds are able to search, engage and analyze these audiences from any connection in the world. We believe this shareholder engagement and surveillance landscape is being under served in the under one billion dollar market cap space globally.

Webcasting – Teleconference

There are over 4,000 companies in North America conducting earnings events that include teleconference, webcast or both as part of their events. Our platform incorporates each element of the earnings event: earnings announcement, earnings press release, EDGAR Form 8-K filing and the webcast/teleconference. There are a handful of our competitors that can offer this today, however, we believe our integrated approach offers a more effective way to attract shareholders and prospective investors. Specifically, we believe our proprietary “Investor Calendar” product offering, same day transcription and auto-posting to an investor relations platform for compliance do not exist in one solution elsewhere in the market. Additionally, all webcasts and teleconferences are broadcast live on our Investor Network properties, which allow companies to reach a broader audience. This is a significant competitive advantage for us and has proven to be effective.  As of the end of 2014, we manage the calls for almost 7% of the market.

At the end of fourth quarter 2014, we expanded our webcast teleconference offering to service the European market of United Kingdom, Sweden, and Germany. This aligns with the client base we are currently serving in Europe.

Whistleblower

Our whistleblower offering is an approved NYSE partnered product. Over the last 18 months, the majority of the recent IPOs listed on NYSE are currently utilizing this exchange subsidized offering. We are focused on converting this initial subsidized Whistleblower service into a recurring revenue stream with these clients.  We are also focused on integrating this cloud-based platform into our current exchange listed install base; this initiative should be completed during fiscal 2015. As one of the only global offerings to comply with both the US Sarbanes-Oxley and Public Interest Disclosure Act in the United Kingdom, this reporting and real-time complaint platform delivers a trusted and secure incident management system.

Investor Hotline

One of the oldest and most trusted platforms in the financial services industry is our Investor Hotline platform, used by more fortune 500 companies than any other product or service we offer. Our clients license our platform to integrate into their corporate investor relations’ platform and or utilize our call center product by including their unique toll-free number into their proxy and annual meeting services.

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

Platform & Technology (previously called Software Licensing)

Revenue from these product offerings is generally tied to our core businesses of disclosure management and shareholder communications. Our integrated software platform is licensed by our customers and used to enable efficient, centralized management of the services outlined above. Specifically, when corporate issuers conduct an annual general meeting, purchase or upgrade their investor relations system, or conduct earnings calls during annual or quarterly periods, we generally license our technology platforms for each of these services. Although revenues from this business have been relatively small historically, we expect them to grow significantly over the next fiscal year as we begin to productize some of our shareholder communications and disclosure management system offerings.  We believe that the productizing of such offerings will increase our revenue in this area because the industry we serve has tended to manage the individual events of a company’s disclosure and communications process in parallel.  Historically, companies have used five or six different vendors to manage their earnings events for the various elements including EDGAR, press releases, IR platform updates, webcasting, etc. Our platform streamlines this process. The old process is costly and more importantly is very inefficient compared with our centralized integrated process.  Our customers license our cloud-based platform and can manage all of the above mentioned tasks with a single interface.

We continue to believe there is a significant demand for better quality datasets and we continue to build these datasets to include professionals and target audiences for our clients to reach. We will license this platform to our clients as part of their outreach initiatives. These datasets include Chartered Financial Analysts, Registered Investment Advisors, family offices and banks and brokers. Additionally, we have also integrated as part of our press release distribution upgrade a full dataset of local, regional publishers, editors and media professionals throughout North America. We believe the development of these datasets is vital to growing our press release business.

On April 16, 2015, we entered into an asset purchase agreement in the amount of $100,000, to acquire a cloud-based reporting platform from Xselus LLC. The entire amount of the purchase price is included as software development costs as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements.  The technology acquired is designed around document management, conversion and dissemination to regulatory agencies. We intend to continue to develop and incorporate it into our existing DMS, which will enable us to offer an issuer controlled reporting platform in either our disclosure platform or in a private cloud environment. The Company intends to begin marketing its reporting platform during the third quarter of this fiscal year.

During the second half of 2015, we will continue to explore how we can further license portions of our dataset business and application programming interfaces (API’s) to other providers and disseminators that are seeking unique content and or a competitive replacement in the market. We are committed to continuing to expand revenue from this business.

Our Technology Platform - Disclosure Management System (DMS)

Our DMS is a secure cloud-based business process reporting and automation solution that gives users the ability to disclose, manage, and communicate their respective messages from our enterprise cloud-based platform. Our unique disclosure process aims to create efficiencies not previously possible in areas of normal regulatory business functions of the public markets, where we can clearly improve processes, streamline complexities, while reducing expenditures, generally associated with reporting and disclosure.

Our DMS is the only secure workflow technology available today that allows officers, directors, compliance and investor/public relations’ professionals the ability to manage the entire back-office functions of their respective companies from one interface.

The industry as a whole has chosen to focus their solutions and platforms on one single business process or in some cases are dependent on a complex ERP or accounting system integration, in hopes of providing a clear ROI over a long-term period. Unfortunately, this approach requires companies to invest deeply in enterprise wide systems, for the promise of efficiencies and cost savings. Our approach has been to focus on a collection of business processes that typically overlap service organizations that have either been cumbersome, costly or broken; then, integrate, streamline and improve the flow of information in a more transparent and accurate manner, putting the control back in the hands of our clients, the corporate issuer. The result is better controls, improved processes, efficient disclosure, increased communication and access to analytics.

Today, the platform that makes up our disclosure management system which is used by thousands of officers, directors and compliance and communication professionals,  includes the following:

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
● QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)
● Issuer Services
● iProxy Direct
● iR Direct
● Annual Report Service (ARS)
● Company Spotlight
● XBRL Check

Results of Operations

Comparison of results of operations for the three and six-months ended June 30, 2015 and 2014

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2015	2014	2015	2014
Disclosure management
Revenue	$690,212	$877,182	$1,413,412	$1,825,066
Gross Margin	$502,070	$653,062	$1,008,759	$1,332,751
Gross Margin %	73%	74%	71%	73%

Shareholder communications
Revenue	$2,125,537	$2,446,580	$4,189,737	$4,716,441
Gross Margin	$1,465,352	$1,645,626	$2,878,385	$3,245,355
Gross Margin %	69%	67%	69%	69%

Platform & technology
Revenue	$290,640	$314,507	$547,022	$591,118
Gross Margin	$239,426	$270,176	$450,609	$457,523
Gross Margin %	82%	86%	82%	77%

Total
Revenue	$3,106,389	$3,638,269	$6,150,171	$7,132,625
Gross Margin	$2,206,848	$2,568,864	$4,337,753	$5,035,629
Gross Margin %	71%	71%	71%	71%

Revenues

Total revenue decreased by $531,880, or 15%, to $3,106,389 during the three-month period ended June 30, 2015, as compared to $3,638,269 during the same period of fiscal 2014. Total revenue decreased by $982,454, or 14%, to $6,150,171 during the six-month period ended June 30, 2015, as compared to $7,132,625 during the same period of fiscal 2014. The overall decreases in revenue during the three and six-month periods ended June 30, 2015 as compared to the same periods of fiscal 2014 is attributable to all three revenue streams.

Disclosure management revenue decreased $186,970, or 21%, and $411,654, or 23% during the three and six-month periods ended June 30, 2015, respectively, as compared to the same periods of fiscal 2014.  The decreases are attributable to several factors.  Revenue from our Edgar business decreased $15,978 during the three-month period ended June 30,2015 and $112,227 during the six-month period ended June 30, 2015, as we had more business from resellers and special projects, such as restatements, during the same periods of 2014 as compared to 2015.  Revenue from our XBRL services decreased $128,210 during the three-month period ended June 30, 2015 and $170,169 during the six-month period ended June 30, 2015, as the company continued to experience pricing pressure on these services as the market becomes more mature.  The transfer agent business decreased $42,782 during the three-month period ended June 30, 2015 and $129,258 during the six-month period ended June 30, 2015, as we had a greater numbers of corporate directives, and corporate actions in the same periods of 2014 as compared to 2015.  The timing of these corporate directives and actions are difficult to predict as they are controlled by our clients and the conditions of the market, and therefore fluctuate from quarter to quarter.

Shareholder communication revenue decreased $321,043, or 13% and $526,704, or 11% during the three and six-month periods ended June 30, 2015, respectively, as compared to the same periods of fiscal 2014. The decrease in shareholder communication revenue is due to a decline in revenue associated with our ARS service offerings as issuers shift from hardcopy fulfillment of annual reports to digital fulfillment. As a result, certain customers have either downgraded their service or elected not to continue with the service. As we re-brand the existing ARS as Investor Network and integrate it with our DMS platform, those revenues associated with digital fulfillment that were historically reported as shareholder communications revenue associated with ARS will be recorded in platform & technology revenue as the delivery of shareholder materials shifts almost entirely to electronic delivery through our platform. We expect this to begin in the third quarter of 2015 as we begin to renew contracts and migrate customers to Investor Network. The decrease in shareholder communication revenue is also attributable to less proxy printing and distribution as compared to the same fiscal period in 2014 as more companies move to electronic dissemination of proxy materials.  These decreases were partially offset by an increase in revenue related to our press release business, which increased $263,868 and $523,029, during the three and six-month periods ended June 30, 2015, respectively, compared to the same periods in fiscal 2014, primarily due to the acquisition of Accesswire.

Platform & technology revenues decreased by $23,867, or 8% and $44,096, or 7% during the three and six-month periods ended June 30, 2015, respectively, as compared to the same periods of fiscal 2014.  The decreases are primarily due to a change in the delivery of our IRDirect platform to a subscription model and as a result, the revenue is deferred over the contract period as opposed to being recognized upon delivery.  This caused the deferral of approximately $45,000 of revenue which would have otherwise been recognized during the three and six-month periods ended June 30, 2015.

No customers accounted for more than 10% of the consolidated revenues during the three or six-month periods ended June 30, 2015 or 2014.

Revenue Backlog

At June 30, 2015, we have recorded deferred revenue of $995,892 that we expect to recognize over the next twelve months. Deferred revenue primarily consists of advanced billings for annual ARS contracts and IR Direct platform subscriptions.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues decreased by $169,864, or 16% during the three-month period ended June 30, 2015 as compared to the same period of fiscal 2014, consistent with the overall decrease in revenue. Cost of revenues decreased by $284,578, or 14% during the six-month period ended June 30, 2015 as compared to the same period of fiscal 2014, consistent with the overall decrease in revenue.  Overall gross margin remained consistent at 71% for both the three and six -month periods ended June 30, 2015, respectively, as compared to the same periods of fiscal 2014.

We achieved margins of 73% from our disclosure management services during the three-month period ended June 30, 2015 as compared to 74% in the same period of fiscal 2014.  We achieved margins of 71% from our disclosure management services during the six-month period ended June 30, 2015 as compared to 73% in the same period of fiscal 2014. As previously discussed we continued to experience pricing pressure for our XBRL services and had less special projects and corporate directives which caused a slight decline in gross margin percentage.  However, we anticipate that margins from our disclosure management services will still remain above 70% in the future.

Gross margins from our shareholder communications services increased to 69% in the three-month period ended June 30, 2015, as compared to 67% in the same period of fiscal 2014.  For the six-month period ended June 30, 2015, gross margin remained at 69% compared to the same period of fiscal 2014.  We anticipate margins in these services to increase as customers shift from hardcopy fulfillment of annual reports to electronic fulfillment.

Gross margins from platform and technology were 82% in the three-month period ended June 30, 2015, as compared to 86% in the same period of fiscal 2014. Gross margins from platform and technology were 82% in the six-month period ended June 30, 2015, as compared to 77% in the same period of fiscal 2014. During the second quarter of 2014, an agreement with a vendor was re-negotiated, which is the reason for the fluctuation in gross margin percentage during 2014 and the increase in gross margin percentage for the six-month period ended June 30, 2015 compared to the same period of 2014.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses decreased $4,651, or 1%, and $333,211, or 16%, during the three and six-month periods ended June 30, 2015, respectively, as compared to the same period of fiscal 2014.

The decrease in general and administrative expenses during the three months ended June 30, 2015 as compared to the same period in fiscal 2014 is due to a decrease in personnel expenses of $123,177, offset by an increase in consulting fees associated with the integration of our press release business with Accesswire, as well as the timing of professional fees associated with compliance and legal services.

The decrease during the six-month period ended June 30, 2015 as compared to the same period of fiscal 2014 was largely due to a decrease in personnel expenses of $248,885.  Additional decreases in general corporate expenses were realized as a result of streamlining costs associated with PrecisionIR offset by additional consulting fees associated with the integration of our press release business with Accesswire.

As a percentage of revenue, General and Administrative expenses were 29% for the three and six-month periods ended June 30, 2015, compared to 25% and 30% for the same periods of fiscal 2014, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three-month period ended June 30, 2015 decreased by $260,854, or 29%, as compared to the same period of fiscal 2014. Sales and marketing expenses for the six-month period ended June 30, 2015 decreased by $218,321, or 15%, as compared to the same period of fiscal 2014. These decreases are almost entirely attributable to a decrease in direct mail marketing activities in fiscal 2015 as compared to 2014 offset by an increase in personnel related expenses.

As a percentage of revenue, sales and marketing expense was 21% during the three-month period ended June 30, 2015, compared to 25% in the same period of fiscal 2014. As a percentage of revenue, sales and marketing expense was 20% during the six-month period ended June 30, 2015 and 2014.

        Product Development

Product Development expenses consist primarily of salaries, stock based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance our DMS platform.  Product development costs increased $2,845, or 3%, and $23,566, or 14%, during the three and six-month periods ended June 30, 2015 compared to the same periods of fiscal 2014.  The increase during the six-month period ended June 30, 2015 compared to the same period of the prior fiscal year is primarily due to an increase in stock compensation and bonuses.

Depreciation and Amortization

Depreciation and amortization expenses during the three and six-month periods ended June 30, 2015 decreased by $17,368 and $30,893, respectively, as compared to the same period of fiscal 2014. The decrease is due to a decrease in depreciation expense, primarily associated with computer equipment acquired in the PIR acquisition, which has been fully depreciated, offset by an increase in amortization expense associated with the Accesswire acquisition in the fourth quarter of 2014.

Interest Income and Expense, Net

Net interest expense during the three and six-month periods ended June 30, 2015 decreased $119,651 and $236,856, respectively, as compared to the same periods of 2014.  During the three and six-month periods ended June 30, 2015, the Company recorded non-cash interest expense of $208,335 and $416,670, respectively, and cash interest expense of $33,333 and $66,667, respectively, related to the 8% Note.  During the three and six-month periods ended June 30, 2014, the Company recorded non-cash interest expense of $312,500 and $625,000, respectively, and cash interest expense of $50,000 and $100,000, respectively, related to the 8% Note. The decrease is due to the conversion of $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of the Company’s common stock at the conversion price of $3.99 on November 12, 2014.  Interest expense is expected to decrease in future periods as the 8% Note matures on August 22, 2015, and there will be no further cash or non-cash interest charges associated with the 8% Note.

Income tax benefit (expense)

We recognized income tax benefit of $8,973 and $172,394 during the three and six-month periods ended June 30, 2015, respectively.  We recognized income tax benefit (expense) of $49,631 and ($379) during the three and six-month periods ended June 30, 2014.  The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to state income taxes, non-deductible expenses related to stock compensation, foreign rate differentials, and non-cash interest.

The tax benefit during the three-month period ended June 30, 2015 is due to foreign income taxed at a lower rate and a benefit associated with disqualifying dispositions related to employee stock options.  During the six-month period ended June 30, 2015, the Company released a portion of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $210,370.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of PIR.  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.  During the three-month period ended March 31, 2015, the Company performed a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used.  Therefore, the Company released portions of the reserve related to tax years through 2015 based on current best estimates of profitability.  The remaining reserve will be evaluated each quarter based on projections of future profitability as new services and initiatives are rolled out.

Net Income/Loss

Net income for the three-month period ended June 30, 2015 was $65,028 compared to $68,023 in the same period of fiscal 2014.  Net income for the six-month period ended June 30, 2015 was $301,693 compared to $31,081 in the same period of fiscal 2014.

Although revenues were lower with sustained gross margins during the three-month period ended June 30, 2015 as compared to the same period of 2014 as previously discussed, net income remained essentially unchanged due to lower operating expenses and lower interest expense as a result of the conversion of the 8% Note.  In addition to the aforementioned reasons, net income for the first six months of 2015 increased due to the income tax benefit resulting from the release of a valuation allowance on certain net operating losses during the first half of 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had $3,449,020 in cash and cash equivalents and $1,562,072 in net accounts receivable. Current liabilities at June 30, 2015, totaled $4,202,393 including our accounts payable, deferred revenue, accrued payroll liabilities, accrued postage, income taxes payable, other accrued expenses and our note payable. At June 30, 2015, our current assets exceeded our current liabilities by $1,315,587.

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the acquisition of PIR, we entered into a Securities Purchase Agreement (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of our 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note began paying quarterly interest payments on September 30, 2013. The 8% Note will mature on August 22, 2015. If an event of default occurs pursuant to the terms of the 8% Note, the interest rate immediately increases to 18%. The 8% Note is secured by all of our assets and is subordinated to our obligations to our primary financial institution. Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of our common stock at a conversion price of $3.99 per share. The conversion price will be adjusted for certain events, such as stock dividends and stock splits.  On November 12, 2014, Red Oak converted $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of our common stock at the conversion price of $3.99. As of June 30, 2015, the outstanding principal balance was $1,666,673, which may be converted into 417,712 additional shares of common stock. If the current balance of the note of $1,666.673 matures on August 22, 2015 and is not converted to equity, we believe we will have the liquidity from our cash on hand and our available line of credit to pay off the remaining balance in accordance with its terms.

Effective June 24, 2015, the Company renewed its Line of Credit and removed the limitation of the borrowing base calculation, such that the amount of funds available for future borrowings increased to $2,000,000. The Company did not owe any amounts on the Line of Credit at June 30, 2015.

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

Although we will continue to focus on increasing our client base over prior quarters as well as increase our internal sales effort, the Company will continue to face challenges in the second half of the year as customers transition from traditional printed products to electronic dissemination of corporate information.  Additionally, we will continue to face pricing pressure in our Edgar and XBRL revenue streams.  Further, we expect that over the next several quarters we will generate additional revenue from the acquisition of Accesswire. We also expect to continue to control cost as we did in fiscal 2014 and the first half of 2015, and expect to continue our history of achieving positive cash flows from operations.

We have spent and will continue to spend a considerable amount of time focused on our product sets, platforms and intellectual property development through 2015. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. By being successful in this development effort, we can achieve increases in revenues per user as we move throughout fiscal 2015 and beyond.

This strategy is the same as it has been over the past several years. We have always strived to maintain a competitive advantage by integrating, refining and delivering solutions to the corporate issuer marketplace in an offering no other provider could match. The market has begun to catch up and or has met our levels of being disruptive. Therefore, the next phase of our strategy is extremely important to bring to market as successfully as we have done in the past. It is our belief that because of our technology development focus, we will be successful in expanding the number of services per client, as well as the continued success in acquiring new clients through organic growth.

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

Overall, the demand for corporate services continues to be stable in the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed materials to more digital delivery with a hybrid print-on-demand solution. We are positioned well in this space to be both competitive and agile to deliver these solutions to the market at the same or higher gross margins, however as we have seen over the last several quarters, the transition to digital delivery has a negative effect on our revenue and we expect this trend to continue over the next several quarters.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  During the second quarter of 2015, our CFO, Wesley Pollard resigned from his position and director of the Company.  Steven Knerr, the current Global Controller replaced him as interim-CFO.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be subject to litigation from third parties.  However, the Company is neither the plaintiff nor defendant in any actions at the time of this filing.

ITEM 1A. RISK FACTORS.

New issuers seeking to raise capital and become SEC registrants may choose to utilize Regulation A+ and we may see a significant decline in the number of filings as part of our current disclosure management business; however, there could be an increase in the number of issuers as a result of this new Regulation, thus creating opportunity.

On March 25, 2015, the Securities and Exchange Commission released its final rules relating to Regulation A+ implemented as part of Title IV of the Jumpstart Our Business Startups Acts.  Regulation A+ will allow issuers to raise capital based on reduced filings requirements as compared to those required under the Securities Act of 1934, as amended.  On June 12, 2015, the OTC Markets Group Inc. announced new rules and standards for issuers seeking to list their securities on the OTCQX and OTCQB pursuant to Regulation A+.  As issuers begin to utilize theses new rules and standards, we expect there to be a decline in the number of filings made by our existing client base.  However, we also expect a number of additional equity and debt offerings to occur as a function of the new rules.  In the event we are unable to adapt our disclosure management business to address the changes being implemented by Regulation A+ and the OTC Market Group, our disclosure management business may potentially see a material reduction in revenue.

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

Date: August 6, 2015
ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Interim-Chief Financial Officer