Form 10-Q
period 2015-09-30
ISSUER DIRECT CORP
filed 2015-11-05
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,770,044 shares of common stock were issued and outstanding as of November 5, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$3,691,580	$1,721,343
Accounts receivable (net of allowance for doubtful accounts of $396,171 and $460,564, respectively)	1,453,602	2,013,464
Income tax receivable	399,991	151,102
Deferred income tax asset – current	91,118	7,290
Other current assets	206,765	160,564
Total current assets	5,843,056	4,053,763
Fixed assets, net	653,098	145,384
Goodwill	2,241,872	2,241,872
Intangible assets (net of accumulated amortization of $2,254,520 and $1,517,366, respectively)	2,996,480	3,733,634
Other noncurrent assets	28,741	28,286
Total assets	$11,763,247	$10,202,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$377,289	$255,615
Accrued expenses	1,000,103	1,105,122
Income tax payable	90,872	135,533
Note payable – related party (net of debt discount of $535,397 at December 31, 2014)	-	1,131,276
Deferred revenue	881,678	877,120
Total current liabilities	2,349,942	3,504,666
Deferred tax liability	611,279	633,778
Other long term liabilities	35,288	56,733
Total liabilities	2,996,509	4,195,177

Stockholders' equity:

Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,767,544 and 2,316,743 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	2,768	2,317
Additional paid-in capital	8,038,485	5,725,470
Other accumulated comprehensive loss	(40,196)	(47,283)
Retained earnings	765,681	327,258
Total stockholders' equity	8,766,738	6,007,762
Total liabilities and stockholders’ equity	$11,763,247	$10,202,939

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$2,787,105	$3,220,539	$8,937,276	$10,353,164
Cost of services	843,007	994,847	2,655,425	3,091,843
Gross profit	1,944,098	2,225,692	6,281,851	7,261,321
Operating costs and expenses:
General and administrative	759,843	806,124	2,546,966	2,926,458
Sales and marketing	519,826	571,232	1,730,446	2,000,173
Product Development	63,297	94,018	256,393	263,548
Depreciation and amortization	268,775	266,950	800,515	829,583
Total operating costs and expenses	1,611,741	1,738,324	5,334,320	6,019,762
Operating income	332,357	487,368	947,531	1,241,559
Other income (expense):
Interest income (expense), net	(137,150)	(368,172)	(623,025)	(1,090,903)
Total other income (expense)	(137,150)	(368,172)	(623,025)	(1,090,903)
Income before taxes	195,207	119,196	324,506	150,656
Income tax benefit (expense)	(58,477)	(43,022)	113,917	(43,401)
Net income	$136,730	$76,174	$438,423	$107,255
Income per share – basic	$0.05	$0.04	$0.18	$0.05
Income per share - fully diluted	$0.05	$0.04	$0.18	$0.05
Weighted average number of common shares outstanding - basic	2,515,767	2,062,399	2,390,524	2,042,813
Weighted average number of common shares outstanding - fully diluted	2,552,586	2,117,526	2,427,886	2,108,396

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$136,730	$76,174	$438,423	$107,255
Foreign currency translation adjustment	5,709	6,555	7,087	(3,865)
Comprehensive income	$142,439	$82,729	$445,510	$103,390

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$438,423	$107,255
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	800,515	829,583
Bad debt expense	136,339	206,206
Deferred income taxes	(106,571)	(14,014)
Stock-based compensation expense	418,865	315,134
Non-cash interest expense	535,397	937,500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	421,412	8,694
Decrease (increase) in deposits and other current assets	(295,643)	(500,281)
Increase (decrease) in accounts payable	122,481	146,126
Increase (decrease) in accrued expenses	(168,497)	(453,286)
Increase (decrease) in deferred revenue	8,474	45,035
Net cash provided by operating activities	2,311,195	1,627,952

Cash flows from investing activities:
Purchase of fixed assets	(382,707)	(63,767)
Net cash used in investing activities	(382,707)	(63,767)

Cash flows from financing activities:
Proceeds from exercise of stock options	21,075	128,492
Tax benefit on stock-based compensation awards	18,709	149,170
Net cash provided by financing activities	39,784	277,662

Net change in Cash	1,968,272	1,841,847
Cash – beginning	1,721,343	1,713,479
Currency translation adjustment	1,965	(5,673)
Cash – ending	$3,691,580	$3,549,653
Supplemental disclosure for non-cash investing and financing activities
Cash paid for interest	$85,870	$150,000
Cash paid for income taxes	$265,851	$641,600
Non cash activities
Stock-based compensation capitalized as software development costs	$188,144	$-
Conversion of note payable to common stock	$1,666,673	$-

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting Policies

Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2015 and statements of operations, of comprehensive income, and of cash flows for the three and nine-month periods ended September 30, 2015 and 2014 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with Issuer Direct Corporation’s (the “Company”, “We”, or “Our”) 2014 audited financial statements filed on Form 10-K.

Note 2.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings per Share (EPS)

We calculate EPS in accordance with Financial Accounting Standards Board (FASB) ASC No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options and restricted stock totaling 192,750 and 290,250 were excluded in the computation of diluted earnings per common share during three and nine-month periods ended September 30, 2015, respectively, because their impact was anti-dilutive. Shares issuable upon the exercise of stock options totaling 178,750 were excluded in the computation of diluted earnings per common share during three and nine-month periods ended September 30, 2014 because their impact was anti-dilutive.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Capitalized Software Development Costs

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and order management system are capitalized and amortized over the estimated useful life of the software once the software is substantially complete and ready for its intended use.  Costs related to design or maintenance of the software are expensed as incurred.   During the three and nine-month periods ended September 30, 2015, the Company capitalized $242,292 and $525,545, respectively, of software development costs, which is included in fixed assets at September 30, 2015. Included in these amounts were $107,299 and $188,144 related to stock-based compensation during the three and nine-month periods ended September 30, 2015, respectively.  Also included in the amount for the nine-month period ended September 30, 2015, is $100,000 related to the purchase of a cloud-based reporting platform from Xselus, LLC.

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the -year-to-date period, and then adjusted for any discrete period items.

 Fair Value Measurements

As of September 30, 2015 and December 31, 2014, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  ASU 2015-05 is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not anticipate that ASU 2015-05 will have a significant impact on our financial statements.

The FASB has issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company does not anticipate that ASU 2015-01 will have a significant impact on our financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED

The FASB has issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not anticipate that ASU 2014-16 will have a significant impact on our financial statements.

The FASB has issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF).  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The Company will apply the provisions of ASU 2014-12 to any future performance based stock awards, but does not anticipate that the impact will have a significant impact on our financial statements.

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

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

Note 4:  Stock-based Compensation

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of September 30, 2015, 14,000 stock options and 136,000 restricted stock units had been issued under the 2014 Plan.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Awards

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015 from both the 2014 and 2010 Equity Incentive Plans:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	19,700	6.31	$0.01	19,700
$1.01 - $2.00	4,550	5.65	$1.70	4,550
$2.01 - $3.00	9,000	2.28	$2.69	1,500
$3.01 - $4.00	14,000	6.51	$3.33	14,000
$4.01 - $8.00	98,750	5.57	$7.76	48,750
$8.01 - $9.00	40,000	2.89	$8.25	22,500
$9.01 - $10.00	14,000	9.24	$9.26	0
$10.01 - $13.49	40,000	3.44	$13.49	15,000
Total	240,000	4.98	$7.68	126,000

As of September 30, 2015, the Company had unrecognized stock compensation related to stock options and restricted stock units of $1,588,356, a portion of which is expected to be capitalized as software development costs in the future.

Note 5:  Income Taxes

We recognized income tax benefit (expense) of ($58,477) and $113,917 during the three and nine-month periods ended September 30, 2015, respectively.  We recognized income tax expense of ($43,022) and ($43,401) during the three and nine-month periods ended September 30, 2014, respectively.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items, such as a release of the valuation allowance or return to provision adjustment. The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to state income taxes, non-deductible expenses related to stock compensation, foreign rate differentials, and non-cash interest.

During the nine-month period ended September 30, 2015, the Company released a portion of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $210,370.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of PrecisionIR (“PIR”).  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.  During the three-month period ended March 31, 2015, the Company performed a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used.  Therefore, the Company released portions of the reserve related to tax years through 2015 based on current best estimates of profitability.  The remaining reserve is evaluated each quarter based on projections of future profitability as new services and initiatives are rolled out.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6:  Operations and Concentrations

For the three and nine-month periods ended September 30, 2015 and 2014, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2015	2014	2015	2014
Disclosure management	20.8%	22.8%	22.3%	25.4%
Shareholder communications	69.7%	71.3%	68.6%	68.2%
Platform & technology	9.5%	5.9%	9.1%	6.4%
Total	100.0%	100.0%	100.0%	100.0%

No customers accounted for more than 10% of the consolidated revenues during the three and nine-month periods ended September 30, 2015 or 2014.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at September 30, 2015 or December 31, 2014.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days.

Note 7:  Line of Credit

Effective June 24, 2015, the Company renewed its Line of Credit and removed the limitation of the borrowing base calculation, such that the amount of funds available for future borrowings increased to $2,000,000. The interest rate remained at LIBOR plus 3.0%, and therefore was 3.19% at September 30, 2015.  The Company did not owe any amounts on the Line of Credit at September 30, 2015.

Note 8:  Note Payable – Related Party

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the Acquisition of PIR, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note paid interest on each of March 31, June 30, September 30, and December 31, beginning on September 30, 2013, at a rate of 8% per year, however would increase to 18% upon an event of default. The maturity date of the 8% Note was August 22, 2015.  The 8% Note was secured by all of the assets of the Company and is subordinated to the Company’s obligations to its primary financial institution. Furthermore, in connection with the 8% Note Purchase Agreement, a partner of Red Oak was appointed to the Company’s Board of Directors. On November 10, 2014, Red Oak assigned the 8% Note between the Red Oak Fund, LP; Pinnacle Opportunities, LP; and the Red Oak Long Fund, LP; all of which are under management by Red Oak.

Beginning immediately upon the date of issuance, Red Oak or its assignees had the right to convert the 8% Note into shares of the Company’s common stock at a conversion price of $3.99 per share.  On the date the Company entered into the 8% Note Purchase Agreement, the Company’s stock price was $8.20 per share, and therefore the Company assigned a value of $2,500,000 to the common stock conversion feature and recorded this as debt discount and additional paid-in capital.  This instrument also created a deferred tax liability of $1,000,000 that reduced the value recorded as additional paid in capital, and therefore the net amount recorded to stockholders' equity was $1,500,000.  The debt discount of $2,500,000 was amortized over the two-year life of the loan as non-cash interest expense.

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

Effective August 22, 2015 upon the maturity of the 8% Note, Red Oak converted the remaining $1,666,673 of principal into 417,712 shares of the Company’s common stock at the conversion price of $3.99.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine-month periods ended September 30, 2015, the Company recorded non-cash interest expense of $118,728 and $535,397, respectively. During the three and nine-month periods ended September 30, 2014, the Company recorded non-cash interest expense of $312,500 and $937,500, respectively. During the three and nine-month periods ended September 30, 2015, the Company recorded cash interest expense of $19,203 and $85,870, respectively. During the three and nine-month periods ended September 30, 2014, the Company recorded cash interest expense of $50,000 and $150,000, respectively.

Note 9:  Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic versus international regions:

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Region	2015	2014	2015	2014
North America	$2,293,272	$2,522,586	$7,331,427	$8,128,580
Europe	493,833	697,953	1,605,849	2,224,584
Total	$2,787,105	$3,220,539	$8,937,276	$10,353,164

Note 10:  Subsequent Events

On October 5, 2015, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.03 per share. The dividend is payable on November 2, 2015 to shareholders of record as of October 16, 2015.

On October 23, 2015, the Company extended the lease for its current headquarters in Morrisville, NC for a term of 3 years, which extends the lease expiration to October 31, 2019.

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

We report our product and services revenues in three revenue streams:

-	Disclosure management,
-	Shareholder communications and,
-	Platforms and technology (formally software licensing)

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

Disclosure management

Our disclosure business consists of our traditional Edgarization, document management, typesetting and pre-press design services, XBRL tagging services, and the issuance of securities as it relates to our stock transfer business. These services represent our disclosure offerings that are regulated by the Securities and Exchange Commission.

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

A portion of our disclosure business also comes from strategic relationships, where we manage the back office functions for our partners’ clients. Since we do not have the relationship with the end client, it is difficult to predict the growth from this business. We have seen some partner client attrition in the smaller cap space, due to significant pricing pressure. We expect that our reseller business will evolve beyond the core disclosure product offerings into our communications products.

Shareholder communications

Our shareholder communications business includes our press release distribution, investor outreach and engagement platform, webcast teleconference services, investor hotline and our legacy proxy and printing services. Many of these services are marketed and bundled under multi-year agreements. Like our disclosure business, our communications offerings help make up our proprietary cloud-based platform. This platform has become a significant competitive advantage when competing in the corporate issuer marketplace.

Press Release Distribution

Our press release platform, Accesswire, is a cost-effective FD (Fair Disclosure) news dissemination service. We acquired the business on October 29, 2014.

The Accesswire business focuses on press release distribution for both private and publicly held companies. We anticipate the press release business to be an area where we will continue to add new clients throughout fiscal 2015 and into 2016, and as such, we will continue to brand our press release offerings under the name Accesswire, which we believe will solidify our market position in the newswire business.

Investor Outreach and Engagement

Our Investor Outreach and Engagement offering was formally known as the Annual Report Service (ARS), which was acquired from PrecisionIR. The ARS business has existed for 23 years primarily as a physical hard copy delivery service of annual reports and prospectuses globally for tens of thousands of customers. As part of our integration with PrecisionIR during 2014, we updated these legacy systems and integrated them into our disclosure management platform. We intend to continue to operate a portion of this legacy system as well as migrate the install base over to our new outreach and engagement offering, which is a digital delivery service rather than physical hard copy. We began marketing this as Investor Network during the second quarter and expect this transition to continue throughout the year.  As we re-evaluate client contracts upon renewal, revenue associated with the service and delivery of hardcopy reports will continue to be recorded in shareholder communications.

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

At the end of fourth quarter 2014, we expanded our webcast teleconference offering to service the European markets of the United Kingdom, Sweden, and Germany. This aligns with the client base we are currently serving in Europe.

Investor Hotline

One of the oldest and most trusted platforms in the financial services industry is our Investor Hotline platform, which is used by more Fortune 500 companies than any other product or service we offer. Our clients license our platform to integrate into their corporate investor relations’ platform and or utilize our call center product by including their unique toll-free number into their proxy and annual meeting services.

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

Platform & Technology (previously called Software Licensing)

Revenue from our cloud-based product offerings is generally tied to our core businesses of disclosure management and shareholder communications. Portions of our software platform are licensed by our customers and used to enable efficient, centralized management of the services outlined above. Specifically, when corporate issuers conduct an annual general meeting, purchase or upgrade their investor relations system, or conduct earnings calls during annual or quarterly periods, we generally license our technology platforms for each of these services. Although revenues from this business have been relatively small historically, we expect them to grow significantly over the next fiscal year as we begin to productize some of our shareholder communications and disclosure management system offerings.  We believe that the productizing of such offerings will increase our revenue in this area because the industry we serve has tended to manage the individual events of a company’s disclosure and communications process in parallel.  Historically, companies have used five or six different vendors to manage their earnings events for the various elements including EDGAR, press releases, IR platform updates, webcasting, etc. Our platform streamlines this process. The old process is costly and more importantly is very inefficient compared with our centralized integrated process.  Our customers license our cloud-based platform and can manage all of the above mentioned tasks with a single interface.

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

We continue to believe there is a significant demand for better quality datasets and we continue to build these datasets to include professionals and target audiences for our clients to reach. Corporate information such as annual reports, quarterly reports, fact sheets, tear sheets and investor presentations are being consumed much differently than they were 5 years ago. Over 60% percent of the consumers and investors read information on their mobile phones or tablets first, before their notebook or desktop computers as reported by Pew Research Center. The Investor Network platform and its set of mobile apps address this global shift. Clients are able to reach new audiences from Chartered Financial Analysts, Registered Investment Advisors, brokers, banks and family offices to currently available retail and institutional investors. From our cloud-based analytical platform, issuers and funds are able to search, engage and analyze these audiences from any connection in the world. We believe this shareholder engagement and surveillance landscape is being under served in the under one billion dollar market cap space globally. Additionally, we have also integrated as part of our press release distribution upgrade, a full dataset of local and regional publishers, editors and media professionals throughout North America. We believe the development of these datasets is vital to growing our press release business.

On April 16, 2015, we entered into an asset purchase agreement in the amount of $100,000, to acquire a cloud-based reporting platform from Xselus LLC. The entire amount of the purchase price is included as software development costs as discussed in Note 2 of the accompanying Notes to Unaudited Consolidated Financial Statements.  The technology acquired is designed around document creation, conversion and dissemination to regulatory agencies. We have continued to develop additional features as well as incorporate those features into our existing DMS, which will result in increased licensing as our clients utilize this reporting platform, known as Blueprint.  Blueprint is available within the disclosure platform or in a private cloud environment. The Company began marketing Blueprint during the fourth quarter of this fiscal year.

Additionally, our product roadmap includes further development of both our Investor Network and data-set products that we will continue to commercialize and bring to market during the fourth quarter of this fiscal year and into early 2016. These two new cloud-based products will be a key component of our communications technology business. We expect the proprietary data-set to generate revenues from the corporate issuers initially then to the investment community thereafter. The Investor Network will replace the Annual Report Service (ARS) and Company Spotlight brands as we continue to transition this business from hard copy to digital delivery and real-time engagement.

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

The industry as a whole has chosen to focus their solutions and platforms on one single business process or in some cases are dependent on a complex ERP or accounting system integration, in hopes of providing a clear return on investment over a long-term period. Unfortunately, this approach requires companies to invest deeply in enterprise wide systems, for the promise of efficiencies and cost savings. Our approach has been to focus on a collection of business processes that typically overlap service organizations that have either been cumbersome, costly or broken; then, integrate, streamline and improve the flow of information in a more transparent and accurate manner, putting the control back in the hands of our clients, the corporate issuer. The result is better controls, improved processes, efficient disclosure, increased communication and access to analytics.

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
● Print on demand & digital document library

Our Brands & Subsidiaries

● Issuer Direct
● Investor Network
● Accesswire
● Blueprint
● Direct Transfer (Wholly owned subsidiary – Direct Transfer, LLC.)
    ● PrecisionIR Group, Inc., and its subsidiaries
● QX Interactive (Wholly owned subsidiary – QX Interactive, LLC.)
● Issuer Services
● iProxy Direct
● iR Direct
● Annual Report Service (ARS)
● Company Spotlight
● XBRL Check

Results of Operations

Comparison of results of operations for the three and nine-months ended September 30, 2015 and 2014

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2015	2014	2015	2014
Disclosure management
Revenue	$579,845	$697,952	$1,993,258	$2,523,018
Gross Margin	$405,035	$504,298	$1,413,793	$1,837,049
Gross Margin %	70%	72%	71%	73%

Shareholder communications
Revenue	$1,941,792	$2,279,937	$6,131,529	$6,996,378
Gross Margin	$1,318,173	$1,530,736	$4,196,560	$4,776,091
Gross Margin %	68%	67%	68%	68%

Platform & technology
Revenue	$265,468	$242,650	$812,489	$833,768
Gross Margin	$220,890	$190,658	$671,498	$648,181
Gross Margin %	83%	79%	83%	78%

Total
Revenue	$2,787,105	$3,220,539	$8,937,276	$10,353,164
Gross Margin	$1,944,098	$2,225,692	$6,281,851	$7,261,321
Gross Margin %	70%	69%	70%	70%

Revenues

Total revenue decreased by $433,434, or 13%, to $2,787,105 during the three-month period ended September 30, 2015, as compared to $3,220,539 during the same period of fiscal 2014. Total revenue decreased by $1,415,888, or 14%, to $8,937,276 during the nine-month period ended September 30, 2015, as compared to $10,353,164 during the same period of fiscal 2014. The overall decreases in revenue during the three and nine-month periods ended September 30, 2015 as compared to the same periods of fiscal 2014 is primarily due to decrease in the disclosure management and shareholder communications revenue streams.

Disclosure management revenue decreased $118,107, or 17%, and $529,760, or 21% during the three and nine-month periods ended September 30, 2015, respectively, as compared to the same periods of fiscal 2014.  The decreases are attributable to several factors.  Revenue from our Edgar business decreased $17,677 during the three-month period ended September 30, 2015 and $129,903 during the nine-month period ended September 30, 2015, as we had more business from resellers and special projects, such as restatements, during the same periods of 2014 as compared to 2015.  Revenue from our XBRL services decreased $42,501 during the three-month period ended September 30, 2015 and $212,670 during the nine-month period ended September 30, 2015, as the company continued to experience pricing pressure on these services as the market becomes more mature.  The transfer agent business decreased $57,929 during the three-month period ended September 30, 2015 and $187,187 during the nine-month period ended September 30, 2015, as we had a greater numbers of corporate directives, and corporate actions in the same periods of 2014 as compared to 2015.   The corporate directive business, like our annual report business, has shifted from physical paper to electronic delivery. This industry wide shift has negatively impacted revenues and will continue to be a trend for the foreseeable future.  In order to offset this, we have upgraded our transfer agent platform, allowing us to focus more on licensing our platform instead of relying on physical issuances to generate revenue.

Shareholder communication revenue decreased $338,145, or 15% and $864,849, or 12% during the three and nine-month periods ended September 30, 2015, respectively, as compared to the same periods of fiscal 2014. The decrease in shareholder communication revenue is due to a decline in revenue associated with our ARS service offerings as issuers shift from hardcopy fulfillment of annual reports to digital fulfillment. As a result, certain customers have either downgraded their service or elected not to continue with the service. As we re-brand the existing ARS as Investor Network and integrate it with our DMS platform, those revenues associated with digital fulfillment that were historically reported as shareholder communications revenue associated with ARS will be recorded in platform & technology revenue as the delivery of shareholder materials shifts almost entirely to electronic delivery through our platform. This process began during the third quarter of 2015 as contracts renewed and customers migrated to Investor Network. For the three-month period ended September 30, 2015, revenue associated with our print and proxy services increased $93,131 compared to the same period of the prior year due to special projects, however, overall demand for these services remains low as more companies move to electronic dissemination of proxy materials.  Our press release business remains strong as revenue increased $174,563 and $697,591 during the three and nine-month periods ended September 30, 2015, respectively, compared to the same periods in fiscal 2014.  This increase is due in part to the acquisition of Accesswire, as well as through obtaining new clients.

Platform & technology revenue increased by $22,818, or 9% during the three-month period ended September 30, 2015 compared to the same period of the prior year.  The increase is due to additional revenue associated with our Investor Network product as noted above, as well as increases in our webcasting, transfer agent and IR Direct platforms.  Platform & technology revenues decreased by $21,279 or 3% compared to the same period in fiscal 2014.  The decrease is primarily due to a change in the delivery of our IR Direct platform to a subscription model and as a result, the revenue is deferred over the contract period as opposed to being recognized upon delivery.  This caused the deferral of approximately $20,000 and $55,000 of revenue which would have otherwise been recognized during the three and nine-month periods ended September 30, 2015.  We expect platform and technology revenue to increase in 2016 related to additional revenue from both Investor Network and Blueprint.

No customers accounted for more than 10% of the consolidated revenues during the three or nine-month periods ended September 30, 2015 or 2014.

Revenue Backlog

At September 30, 2015, we have recorded deferred revenue of $881,678 that we expect to recognize over the next twelve months. Deferred revenue primarily consists of advanced billings for annual ARS contracts and IR Direct platform subscriptions. As the transition of our business matures to platform engagements, we expect to see our deferred revenues grow substantially as the majority of the company’s new products will be annualized contracts collected up front.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues decreased by $151,840, or 15% during the three-month period ended September 30, 2015 as compared to the same period of fiscal 2014, consistent with the overall decrease in revenue. Cost of revenues decreased by $436,418, or 14% during the nine-month period ended September 30, 2015 as compared to the same period of fiscal 2014, consistent with the overall decrease in revenue.  Overall gross margin increased 1%, from 69% to 70% during the three-month period ended September 30, 2015 as compared to the same period of fiscal 2014 and remained consistent at 70% during the nine -month periods ended September 30, 2015 and 2014.

We achieved margins of 70% from our disclosure management services during the three-month period ended September 30, 2015 as compared to 72% in the same period of fiscal 2014.  We achieved margins of 71% from our disclosure management services during the nine-month period ended September 30, 2015 as compared to 73% in the same period of fiscal 2014. As previously discussed we continued to experience pricing pressure for our XBRL services and had less special projects and corporate directives which caused a slight decline in gross margin percentage.

Gross margins from our shareholder communications services increased to 68% in the three-month period ended September 30, 2015, as compared to 67% in the same period of fiscal 2014.  For the nine-month period ended September 30, 2015, gross margin remained at 68% compared to the same period of fiscal 2014.

Gross margins from platform and technology were 83% in the three-month period ended September 30, 2015, as compared to 79% in the same period of fiscal 2014. Gross margins from platform and technology were 83% in the nine-month period ended September 30, 2015, as compared to 78% in the same period of fiscal 2014. Gross margin percentages have increased as we have developed more efficient processes and stream-lined costs associated with the integration of the legacy PIR of products.  We expect margins in this revenue stream to continue to remain above 80% as we gain additional revenue through our Investor Network, Blueprint and other related cloud-based technologies.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses decreased $46,281, or 6%, and $379,492, or 13%, during the three and nine-month periods ended September 30, 2015, respectively, as compared to the same period of fiscal 2014.

The decrease in general and administrative expenses during the three months ended September 30, 2015 as compared to the same period in fiscal 2014 is due to a decrease in rent due to the acceleration of rent associated with the termination of our Richmond office lease at the end of 2014 as well as a decrease in bad debt expense.  These decreases were offset by an increase in consulting and professional fees due to the timing of projects during the quarter.

The decrease during the nine-month period ended September 30, 2015 as compared to the same period of fiscal 2014 was largely due to a decrease in personnel expenses of $336,053, rent of $77,099 as well as other general corporate expenses as a result of streamlining costs associated with PrecisionIR.  An additional decrease was realized in bad debt expense related to strong cash collections.  These decreases were offset by additional consulting fees associated with the integration of our press release business with Accesswire.

As a percentage of revenue, general and administrative expenses were 27% and 25% for the three-month periods ended September 30, 2015 and 2014, respectively. As a percentage of revenue, General and Administrative expenses were 28% for both the nine-month periods ended September 30, 2015and 2014, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the three-month period ended September 30, 2015 decreased by $51,406, or 9%, as compared to the same period of fiscal 2014. Sales and marketing expenses for the nine-month period ended September 30, 2015 decreased by $269,727, or 13%, as compared to the same period of fiscal 2014. These decreases are almost entirely attributable to a decrease in direct mail marketing activities in fiscal 2015 as compared to 2014 due in part to the timing of activities, lower volume as well as more favorable pricing.  The decreases were partially offset by an increase in personnel costs as well as tradeshow activities.

As a percentage of revenue, sales and marketing expense increased to 19% during the three-month period ended September 30, 2015, compared to 18% in the same period of fiscal 2014. As a percentage of revenue, sales and marketing expense was 19% during the nine-month periods ended September 30, 2015 and 2014.

        Product Development

Product development expenses consist primarily of salaries, stock based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance our DMS platform.  Product development costs decreased $30,721, or 33%, and $7,155, or 3%, during the three and nine-month periods ended September 30, 2015 compared to the same periods of fiscal 2014, respectively.  The decreases are the result of the company increasing resources toward the development of its Blueprint and data set products resulting in the capitalization of more costs as software development. During the three and nine-month periods ended September 30, 2015, the Company capitalized $242,292 and $525,545, respectively, of software development costs, which is included in fixed assets at September 30, 2015. Included in these amounts were $107,299 and $188,144 related to stock-based compensation during the three and nine-month periods ended September 30, 2015, respectively.  There were no costs capitalized as software development during the three and nine month periods ended September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expenses during the three-month period ended September 30, 2015 increased by $1,825, or 1%, as compared to the same period of fiscal 2014.  Depreciation and amortization expenses during the nine-month period ended September 30, 2015 decreased by $29,068, or 4%, as compared to the same period of fiscal 2014.

Interest Income and Expense, Net

Interest expense during the three and nine-month periods ended September 30, 2015 decreased $231,022 and $467,878, respectively, as compared to the same periods of 2014.  During the three and nine-month periods ended September 30, 2015, the Company recorded non-cash interest expense of $118,728 and $535,397, respectively, and cash interest expense of $19,203 and $85,870, respectively, related to the 8% Note.  During the three and nine-month periods ended September 30, 2014, the Company recorded non-cash interest expense of $312,500 and $937,500, respectively, and cash interest expense of $50,000 and $150,000, respectively, related to the 8% Note. The decrease is due to the conversion of $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of the Company’s common stock at the conversion price of $3.99 on November 12, 2014, as well as the conversion of the remaining $1,666,673 of principal payable on the 8% Note into 417,712 shares of the Company’s common stock at the conversion price of $3.99 on August 22, 2015.  As a result of the final conversion, the Company will no longer have any non-cash or cash interest expense associated with the 8% Note.

Income tax benefit (expense)

We recognized income tax benefit (expense) of ($58,477) and $113,917 during the three and nine-month periods ended September 30, 2015, respectively.  We recognized income tax expense of ($43,022) and ($43,401) during the three and nine-month periods ended September 30, 2014.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items, such as a release of the valuation allowance or return to provision adjustment. The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to state income taxes, non-deductible expenses related to stock compensation, foreign rate differentials, and non-cash interest.

During the nine-month period ended September 30, 2015, the Company released a portion of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $210,370.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of PIR.  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.  During the three-month period ended March 31, 2015, the Company performed a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used.  Therefore, the Company released portions of the reserve related to tax years through 2015 based on current best estimates of profitability.  The remaining reserve is evaluated each quarter based on projections of future profitability as new services and initiatives are rolled out.

Net Income/Loss

Net income for the three-month period ended September 30, 2015 was $136,730 compared to $76,174 in the same period of fiscal 2014.  Net income for the nine-month period ended September 30, 2015 was $438,423 compared to $107,255 in the same period of fiscal 2014.

Although revenues were lower with sustained gross margins during the three-month period ended September 30, 2015 as compared to the same period of 2014 as previously discussed, net income increased due to lower operating expenses and lower interest expense as a result of the conversion of the 8% Note.  In addition to the aforementioned reasons, net income for the first nine months of 2015 increased due to the income tax benefit resulting from the release of a valuation allowance on certain net operating losses during the first quarter of 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had $3,691,580 in cash and cash equivalents and $1,453,602 in net accounts receivable. Current liabilities at September 30, 2015, totaled $2,349,942 including our accounts payable, deferred revenue, accrued payroll liabilities, accrued postage, income taxes payable and other accrued expenses. At September 30, 2015, our current assets exceeded our current liabilities by $3,493,114.

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the acquisition of PIR, we entered into the 8% Note with Red Oak. The 8% Note began paying quarterly interest payments on September 30, 2013. Beginning immediately upon the date of issuance, Red Oak or its assigns may convert the 8% Note into shares of our common stock at a conversion price of $3.99 per share. On November 12, 2014, Red Oak converted $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of our common stock at the conversion price of $3.99.

Effective August 22, 2015, Red Oak converted the remaining $1,666,673 of principal on the 8% Note into 417,712 shares of the Company’s common stock at the conversion price of $3.99. As of September 30, 2015, we do not owe any amounts related to the 8% Note.

Effective June 24, 2015, the Company renewed its Line of Credit and removed the limitation of the borrowing base calculation, such that the amount of funds available for future borrowings increased to $2,000,000. The Company did not owe any amounts on the Line of Credit at September 30, 2015.

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

Although we will continue to focus on increasing our client base over prior quarters as well as increasing our internal sales effort, the Company will continue to face challenges in the fourth quarter of 2015 as customers transition from traditional printed products to electronic dissemination of corporate information.  During this time, we will likely continue to see a decrease in our overall revenue.  Additionally, we will continue to face pricing pressure in our Edgar and XBRL revenue streams, however we anticipate that the launch of Blueprint will allow the company to offer a more efficient alternative to what is currently available in the market.  Further, we expect that over the next several quarters we will generate additional revenue from the acquisition of Accesswire. As the composition of our revenue changes, we expect to continue to shift and control the associated cost, as we did in fiscal 2014 and continued to do so during the first three quarters of 2015.  Additionally, we expect to continue our history of achieving positive cash flows from operations.

We have spent and will continue to spend a considerable amount of time focused on our product sets, platforms and intellectual property development through 2015. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. By being successful in this development effort, we can achieve increases in revenues per user as well as higher gross margins as we move into fiscal 2016 and beyond.

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

We expect to continue to focus on the following key strategic initiatives during the remainder of 2015:

● Expansion of our Sales and Marketing teams,
● Significant technology development and advancements
● Profitable sustainable growth,
● Generate significant cash flows from operations,
● Increase average revenue per user,
● Expand customer base,
● Grow our newswire business following the acquisition of Accesswire, and,
● Integrate and market our newly acquired Cloud-based Disclosure platform.

We continue to believe there is significant demand for our products among the large, middle and small cap markets that are seeking to find better platforms and tools to disseminate and communicate their respective messages, and that we have the capacity to meet the demand.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  During the second quarter of 2015, our CFO, Wesley Pollard resigned from his position and director of the Company.  Steven Knerr, the current Global Controller replaced Mr. Pollard as interim-CFO.

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

Date: November 5, 2015

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Interim-Chief Financial Officer