Form 10-K
period 2015-12-31
ISSUER DIRECT CORP
filed 2016-03-03
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2015
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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's second fiscal quarter, was approximately $18,472,825 based on the closing price reported on the NYSE MKT as of such date.

As of March 3, 2016, the number of outstanding shares of the registrant's common stock was 2,791,894.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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
●
Changes in laws and regulations that affect our operations and demand for our products and services.

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

We work with a diverse client base in the financial services industry, including brokerage firms, banks and mutual funds.  We also sell products and services to corporate issuers, professional firms, such as investor relations and public relations, and the accounting and the legal community. Corporate issuers and their constituents utilize our cloud-based platform and related services from document creation all the way to dissemination to regulatory bodies, platforms and shareholders.

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

We report our product and service revenue in three revenue streams:

–
Disclosure management,
–
Shareholder communications and,
–
Platform and technology

Our current brands and products include the following:

●
Issuer Direct™
●
Investor Network™
●
Accesswire™
●
Blueprint™
●
Classify™
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

Disclosure Management

Our disclosure business consists of our traditional document conversion, typesetting and pre-press design services, XBRL tagging services, and the issuance of securities as it relates to our stock transfer business. These services represent our disclosure offerings that are regulated by the Securities and Exchange Commission.

A portion of our disclosure business also comes from strategic relationships, where we manage the compliance functions for our partners’ clients. Since we do not have the relationship with the end client, it is difficult to predict the growth from this business. We have seen some partner client attrition in the smaller cap space, due to significant pricing pressure.

Shareholder Communications

Our shareholder communications offerings are centered around annual and quarterly earnings events of a public company, which includes our press release distribution, investor outreach and engagement services, webcast teleconference services, investor hotline and our legacy proxy and printing services. Many of these services are marketed and bundled under annual agreements. Like our disclosure business, our communications offerings help make up our proprietary cloud-based platform. This platform has become a significant competitive advantage when competing in the corporate issuer marketplace.

Press Release Distribution

Our press release platform, Accesswire, is a cost-effective FD (Fair Disclosure) news dissemination service. We acquired the business on October 29, 2014.  Accesswire is dependent upon several key partners for news distribution, some of which are also partners that we rely for other shareholder communications services.  A disruption in any of these partnership relationships could have an adverse impact on our business.

The Accesswire business focuses on press release distribution for both private and publicly held companies. We anticipate the press release business to be an area where we will continue to add new clients throughout 2016 and beyond, and as such, we will continue to brand our press release offerings under the name Accesswire, which we believe will solidify our market position in the newswire business.

Investor Outreach and Engagement

Our investor outreach and engagement offering is known as the Annual Report Service (ARS), which was acquired from PrecisionIR. The ARS business has existed for 23 years primarily as a physical hard copy delivery service of annual reports and prospectuses globally for tens of thousands of customers. As part of our integration with PrecisionIR during 2014, we updated these legacy systems and integrated them into our disclosure management platform. We intend to continue to operate a portion of this legacy system as well as migrate the remaining install base over to our new outreach and engagement offering we now call Investor Network, which is a digital platform and outreach engagement dataset.

Webcasting – Teleconference

There are over 5,000 companies in North America conducting earnings events that include teleconference, webcast or both as part of their events. Our platform incorporates each element of the earnings event including earnings announcement, earnings press release, and SEC Form 8-K filings. There are a handful of our competitors that can offer this today, however, we believe our integrated approach offers a more effective way to attract shareholders and prospective investors. Additionally, all webcasts and teleconferences are broadcast live on our Investor Network properties, which allow companies to reach a broader audience. We believe this is a competitive advantage that has proven to be effective.

 We currently market and sell our webcasting platforms and teleconference systems in North America, United Kingdom, Sweden and Germany, the current markets in which the Company has clients subscribing to its Investor Network platform.

Investor Hotline

One of the oldest and most trusted platforms in the financial services industry is our Investor Hotline platform, which is used by more Fortune 500 companies than any other product or service we offer. Our clients license our platform to integrate into their corporate investor relations platform and or utilize our call center product by including their unique toll-free number into their proxy and annual meeting services.

Proxy – Printing

Our proxy business is marketed as a fully integrated, real-time voting platform for our corporate issuers and their shareholders of record. This platform is utilized for every annual meeting and or special meeting we manage for our client base and offers both full-set mailing and notice of internet availability options.

Platform & Technology

As the Company continues its full transition to a cloud-based subscription business, it expects the Platform and Technology portion of its business to continue to expand and become the predominant business of the Company over the foreseeable future. Leading this transition are product subscriptions from each of our core businesses, disclosure management and shareholder communications.

In disclosure management, Blueprint is our cloud-based document conversion, editing and filing platform for corporate issuers seeking to insource the document drafting, editing and filings processes. Blueprint is available in both a secure public cloud within the Company’s disclosure management system, as well as in a private cloud for corporations and the legal community looking to further enhance their internal document process. Blueprint includes both the Edgar and XBRL process for corporate issuers, which leads us to market this solution directly to public companies, mutual funds and the compliance and legal community that serves the industry.

Our belief is that once fully marketed and as Blueprint sales begin to ramp, we will see a negative impact on our legacy disclosure services business over a defined period. However, the margins associated with our subscription business compared to our services business are considerably better and align with our long-term strategy, as such we believe Blueprint will have a positive impact to our net income in the future.

With our shareholder communications business, we are going to see the biggest change, beginning with Classify – our initial buy-side, sell-side and media targeting database and intelligence platform. This new subscription-based platform is centered around both our shareholder communications and news distribution businesses. The Company believes its data-set will be a compelling option to both the investor relations, public relations and corporate issuer markets looking for an alternative to current products in the market, based on price and flexibility, as well as data quality and quantity. Because this is a new offering for Issuer Direct, which will complement other products and services, the Company anticipates Classify will increase our average revenue per user (“ARPU”) in 2016 based on its competitive cloud licensing options.

Additionally, our product roadmap includes further development of both our Investor Network and Classify products that we will continue to commercialize and bring to market during 2016. These two new cloud-based products will be a key component of our communications technology business. We expect the proprietary data-set to generate revenues from the corporate issuers initially then to the investment community thereafter. The Investor Network will replace the Annual Report Service (ARS) and Company Spotlight brands as we continue to transition this business from hard copy to digital delivery and real-time engagement.

In the teleconference and webcasting space we are continuing to spend time developing and integrating our current systems and processes with our disclosure management system. The earnings event business is a highly competitive space with the majority of the business being driven from practitioners in the investor and communications firms. We have performed well and expanded this business in 2015 by increasing the number of customers licensing our webcasting software and believe that will continue moving into 2016.

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

The industry as a whole has chosen to focus their solutions and platforms on one single business process or, in some cases, the solutions and platforms are dependent on a complex ERP or accounting system integration in hopes of providing a clear return on investment over a long-term period. Unfortunately, this approach requires companies to invest deeply in enterprise wide systems, for the promise of efficiencies and cost savings. Our approach has been to focus on a collection of business processes that typically overlap service organizations that have either been cumbersome, costly or broken; then, integrate, streamline and improve the flow of information in a more transparent and accurate manner, putting the control back in the hands of our clients, the corporate issuer. The result is better controls, improved processes, efficient disclosure, increased communication and access to analytics.

Today, the platform that makes up our disclosure management system which is used by thousands of officers, directors and compliance and communication professionals, includes the following applications:

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
●
Print on demand & digital document library

Our Strategy

We strive to improve the way businesses collect, manage, communicate, report and analyze their data. Our overall strategy includes:

Expansion of Current Customers

We expect to continue to see demand for our products within our client base. Migrating client contracts over to our subscription-based platforms will naturally help align the Company’s revenue with its long-term strategies. Additionally, as part of our client expansion efforts, we are committed to working beyond the single point of contact and into the entire C suite (CEO, CFO, IRO, Corporate Secretary, etc.).

Focus on Organic Growth

Our primary growth strategy continues to be selling our subscription-based platforms via our DMS to new clients under our cloud-based arrangement, whereas in the past we tended to sell single solutions and not subscriptions, in highly commoditized businesses, that resulted in significant pricing pressures.

 New Offerings

During 2016 and going forward, we will continue to innovate, improve and build new applications into and with our DMS platform; with the ultimate objective of developing applications not offered by our competitors. As a company focused on technology offerings, we understand the importance of advancements and fully appreciate the risks and consequences of losing our position as a market leader- a very common mistake many technology companies have made. The pursuit of technological innovation is and has been a part of our overall strategy as an organization over the last several years.

During 2016 we will bring to market several new products and platforms targeted at both our current install base as well as new clients. Many of these will be evident in our Investor Network brands and platforms – where we are reinventing the destination for both the professional and retail investor. We are calling it Pro’s and Joe’s. During the second quarter of 2016, we plan to release Investor Network 1.0 from beta to millions of professional and retail constituents in our dataset.

Additionally, in the second quarter, the Company plans to release its real-time event scheduler for earnings calls and webcasts. Today this technology and option is not available in the market, giving us a quantifiable opportunity to gain market share through the remaining part of 2016. This earnings event subscription offering will be marketed to both corporate issuers and the investor relation firms.

Acquisition Strategy

We will continue to evaluate complimentary verticals and systems that we can integrate well into our current platforms. These opportunities need to be accretive and consistent with what the Company has done in the past. We value our equity and our cash reserves and have demonstrated a prudent and conservative approach in our acquisition transactions over the past several years. We will maintain our product and technology focus, so it is highly likely we will look for acquisitions in areas we currently have revenues to find bolt on platforms, technologies, and clients that will further enhance our overall market position.

Sales and Marketing

During 2016, we will continue to strengthen our brands in the market, by working aggressively to expand our new client footprint and continue to cross sell to increase ARPU. Our platform, systems and operations are built to handle growth – so with little capital or operational expense we can leverage this growth to produce further bottom line profits and cash flows.

Sales

Our global sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2015 with a multi-tier organization; made up of Strategic Account Managers, and Account executives. We believe this structured approach is the most efficient and highly impactful way to reach new clients and also grow our current install base. Both teams are heavily compensated with commissions, all of whom have sales quotas. At the end of December 31, 2015, we employed 14 full-time equivalent sales personnel.

We are on track to aggressively expand our sales headcount during 2016 both in our current markets and also in verticals where we have not typically had a sales presence. An example of one of these verticals is the press release dissemination and earnings call webcast businesses. Further, these news sales professionals will assist in leading both our Blueprint and Classify subscriptions sales.

Additionally, our executive team plays a critical role in our sales process, assisting the organization and clients with new offerings, cross selling opportunities and channel development; because our organization is still relatively small, we benefit from this approach and believe this is key to our future success.

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

Technology

We will continue to make investments in our technology, as we transition our business from a historically service-oriented business to more of a subscription cloud-based organization. In all of our offerings, quality, support, and scalability as well as the need to preserve the confidential content of our clients is of utmost importance and part of our core values.

Industry Overview

Our industry benefits from increased regulatory requirements and the need for platforms and systems to manage these new regulations. Additionally, the industry along with cloud-based technologies have matured considerably over the past several years, whereby corporate issuers and communication professionals are seeking platforms and systems to do some if not all the work themselves. We are uniquely positioned in this new environment to benefit from software licensing and further advancements of our Disclosure Management System.

The business services industry as it relates to compliance and communications is highly fragmented, with hundreds of independent service companies that provide a range of financial reporting, document management services and with a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. During 2015, we spent a considerable amount of time growing several new service offerings beyond our traditional compliance reporting and transaction services business. These new offerings will afford us the ability to reduce our revenue seasonality and provide a new baseline of reoccurring annualized contracts under our new subscription-based business, which are recognized over a defined period rather than as the services are performed.

Competition

Despite some consolidation in recent years, the industry remains both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality and the ability to service client demands. Management has been focused on offsetting these risks relating to competition as well as the seasonality by introducing its subscription cloud-based platforms, with significantly higher margins, clear competitive advantages and scalability to withstand market and pricing pressures.

We also review our operations on a regular basis to balance growth with opportunities to maximize efficiencies and support our long-term strategic goals. We believe by blending our workflow technologies with our legacy service offerings we are able to offer a comprehensive set of products and solutions to each of our clients that most competitors cannot offer today.

We believe we are positioned to be the public company platform of choice as a cost-effective alternative to both small regional providers and global providers. We also believe we benefit from our location in North Carolina, as we do not experience significant competition for sales, customer service, or production personnel.

Customers

As of December 31, 2015, our customers include a wide variety of issuers, mutual funds, law firms, brokerage firms, banks, individuals, and other institutions. We did not have any customers during the year ended December 31, 2015 that accounted for more than 10% of our revenue and no customer represented more than 10% of our year end accounts receivable balance.

Employees

As of December 31, 2015, we employed fifty-three full-time employees as compared to fifty-nine full-time employees at December 31, 2014, none of which are represented by a union. Our employees work in our corporate offices in North Carolina, and in remote locations throughout North America and the United Kingdom.

Facilities

Our headquarters are located in Morrisville, North Carolina. In October, we agreed to an extension on our current lease to extend the maturity through October 2019. Our current office includes 16,059 square feet of office space and we additionally occupy a 20,000 square foot warehouse on a month-to-month basis in the same building. We believe we have sufficient space to sustain our growth through 2019. Additionally, we also have a shared office facility in London, England.

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

Our transfer agency business, Direct Transfer, LLC, is subject to certain regulations, which are governed, without limitation by the SEC, with respect to registration with the SEC, annual reporting, examination, internal controls, tax reporting and escheatment services. Our transfer agency is approved to handle the securities of NYSE, NASDAQ and the Over the Counter listed securities; as well we select issuers traded on TSX.

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

Approximately 20% of our revenue is generated overseas and the unstable global financial markets may adversely impact our revenue.

Approximately 20% of our annual revenue is generated in Europe.  Global financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our ability to perform services or to get paid for services rendered.

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

Our business is subject to risks associated with the cost and availability of paper, ink, other raw materials, and energy. Increases in the costs of these items may increase our costs, and we may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact our customers’ demand for printing and related services. A severe paper or multi-market energy shortage could have an adverse effect upon many of our operations. Our business strategy in 2016 will be to monitor trends in the market and make advance purchases of such raw materials as paper in quantities greater than our traditional just-in-time needs. By doing so, we believe we will be able to stabilize overall margins in our print segments due to pricing pressures and competitiveness.

Our business could be harmed if we do not successfully manage the integration of any business that we have or may acquire in the future.

On August 22, 2013, the Company, and PrecisionIR Group Inc. (“PIR” or “PrecisionIR”) consummated an Agreement and Plan of Merger (the “Acquisition Agreement”).   On October 29, 2014, the Company purchased Accesswire.  Accesswire is dependent upon a few key partners for news distribution, some of which are also partners that we rely for other shareholder communications services.  A disruption in any of these partnership relationships could have an adverse impact on our business.  Furthermore, we acquired software with the acquisition of Accesswire.  Performance issues with this technology could also have an adverse impact on our ability to serve our customers.

Furthermore, as part of our continued business strategy, we will continue to evaluate and acquire as practical other businesses that complement our core capabilities. Certain other areas which may expose the Company to increased risk include:

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

New issuers seeking to raise capital and become SEC registrants may choose to utilize Regulation A+ and we may see a significant decline in the number of filings as part of our current disclosure management business.

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

We have incurred operating losses in the past and may do so again in the future

The Company has incurred operating losses in the past and may do so again in the future. At December 31, 2015, the Company had only $388,741 of retained earnings. Although we have generated positive cash flows from operations for the past eight years, there can be no assurances that we will be able to do so in the future.  As we integrate the assets acquired through Accesswire and PrecisionIR, we could experience fluctuations in our cash flows from operations and retained earnings and there are no guarantees that our business can continue to generate the current revenue levels.

Our business may be affected by factors outside of our control.

Our ability to increase sales and deliver and sell our service offerings profitably is subject to a number of risks, including changes to corporate disclosure requirements, regulatory filings and distribution of proxy materials, competitive risks such as the entrance of additional competitors into our market, pricing and competition and risks associated with the marketing of new services in order to remain competitive.

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

The seasonality of business makes it difficult to predict future results based on specific quarters.

A greater portion of our printing, distribution and solicitation of proxy materials business will be processed during our second quarter. Therefore, the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we will attempt to continue to grow our other revenue streams since they are linked to predictable periodic activity that is cyclical in nature.

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

An investment in the shares involves a high degree of risk. An investment in shares of our common stock is suitable only for investors who can bear a loss of their entire investment.  We paid dividends in 2012, and in part of 2013, the fourth quarter of 2015 and the first quarter of 2016, but there can be no assurances that dividends will be paid in the future in the form of either cash or stock.

We currently have authorized but unissued “blank check” preferred stock.  Without the vote of our shareholders, the Board of Directors, may issue such preferred stock with both economic and voting rights and preferences senior to those of the holders of our common stock.  Any such issuances may negatively impact the ultimate benefits to the holders of our common stock in the event of a liquidation event and may have the effect of preventing a change of control and could dilute the voting power of our common stock and reduce the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTY.

Our headquarters are located in Morrisville, North Carolina. In October, we agreed to an extension on our current lease to extend the maturity through October 2019. Our current office includes 16,059 square feet of office space and we additionally occupy a 20,000 square foot warehouse on a month-to-month basis in the same building. We believe we have sufficient space to sustain our growth through 2019. Additionally, we also have a shared office facility in London, England.

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

The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Year ended December 31, 2015
Quarter Ended March 31, 2015	$11.79	$8.54
Quarter Ended June 30, 2015	8.48	6.77
Quarter Ended September 30, 2015	10.50	5.49
Quarter Ended December 31, 2015	$8.15	$5.77
Year ended December 31, 2014
Quarter Ended March 31, 2014	$13.49	$8.65
Quarter Ended June 30, 2014	12.25	10.02
Quarter Ended September 30, 2014	11.47	8.50
Quarter Ended December 31, 2014	$11.00	$8.65

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

Holders of Record

As of December 31, 2015, there were approximately 200 registered holders of record of our common stock and 2,791,894 shares outstanding.

Issuer Purchases of Equity Securities

The Company has not repurchased any shares of common stock during the years ended December 31, 2015 or 2014.

Dividends

During the year ended December 31, 2015, we paid dividends totaling $83,101 or $0.03 per share.  No dividends were paid during the year ended December 31, 2014.  There can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

ITEM 6. SELECT FINANCIAL DATA.

Summary of Operations for the periods ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Statement of Operations
Revenue	$11,619,883	$13,629,684
Cost of revenues	3,447,992	4,065,655
Gross profit	8,171,891	9,564,029
Operating costs	7,537,655	8,091,376
Operating income	634,236	1,472,653
Net interest expense	(622,139)	(1,710,002)
Income tax benefit	132,487	279,475
Net income	$144,584	$42,126

Concentrations:

For the years ended December 31, 2015 and December 31, 2014, we generated revenues from the following revenue streams as a percentage of total revenue:

	2015	2014
Revenue Streams
Disclosure management	22.1%	23.6%
Shareholder communications	68.4%	68.0%
Platform & technology	9.5%	8.4%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase or decrease for the years ended December 31, 2015 and December 31, 2014:

	Year ended December 31,
	2015	2014	% change
Revenue Streams
Disclosure management	$2,569,415	$3,209,298	(19.9)%
Shareholder communications	7,942,421	9,274,200	(14.4)%
Platform & technology	1,108,047	1,146,186	(3.3)%
Total	$11,619,883	$13,629,684	(14.7)%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission, including Item 1A of this Report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of this report. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-K are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

For the year ended December 31, 2015, total revenue decreased 15% to $11,619,883 from $13,629,684 in 2014, a decrease of $2,009,801. The largest decrease was in our shareholder communications services, which decreased $1,331,779 to $7,942,421 in the year ended December 31, 2015 from $9,274,200 in 2014.  Revenue from disclosure management services decreased to $2,569,415 in the year ended December 31, 2015 from $3,209,298 in 2014. The decreases in both of these revenue streams can be attributable to a decrease in demand for physically printed products, primarily in our ARS service, proxy service and transfer agent services. Additionally, the declines in disclosure management services is due to increased competition in the marketplace. Revenue from platform and technology decreased to $1,108,047 during the year ended December 31, 2015 from $1,146,186 in 2014.

For the year ended December 31, 2015, operating expenses decreased to $7,537,655 as compared to $8,091,376 in 2014, despite recording an impairment loss on intangible assets of $547,000. The decrease in operating expenses in 2015 as compared to 2014 is primarily due to decreases in personnel expenses and other general corporate expenses associated with streamlining costs associated with the acquisition of PIR as well as decreased rent expense associated with the acceleration of rent expense associated with lease payments of our Richmond office during the year ended December 31, 2014. Additionally, the Company decreased direct mail marketing activities in 2015 as compared to 2014 due in part to lower volume as well as more favorable pricing.

Interest expense for the year ended December 31, 2015 decreased compared to 2014 due to the partial conversion of principal on the 8% Note on November 12, 2014, as well as the final conversion of the 8% Note on August 22, 2015.  As a result of the final conversion, the Company will no longer have any non-cash or cash interest expense associated with the 8% Note.

In 2015, we had income before taxes of $12,097 compared to a loss before income taxes of $237,349 in 2014. We recorded an income tax benefit of $132,487 during the year ended December 31, 2015 compared to a benefit of $279,475 during 2014. The benefit in 2015 was primarily due to the release of a portion of its valuation allowance related to certain US net operating losses. The benefit in 2014 was primarily related to our operating loss as well as the release of a valuation allowance associated with a net operating loss carryforward in one of our foreign subsidiaries. Net income was $144,584 in 2015 as compared to $42,126 in 2014.

In 2016 we anticipate that we will experience transition within our revenue streams as we migrate customers from traditional print or services revenue to subscriptions of our new cloud-based products, Blueprint, Classify and Investor Network. We expect to achieve growth in our platform and technology revenue stream due to the launch of the aforementioned products, as well as our current investor relations data sets. However, part of this growth will cause declines in shareholder communications, as customers transition from the traditional print fulfillment of annual reports to both Classify and Investor Network. This decrease, however, will be offset by growth in our press release business as the Accesswire brand matures.  Additionally, we may experience declines in disclosure management as customers transition to Blueprint and we continue to face pricing pressure in the market.

Results of Operations

Comparison of results of operations for the years ended December 31, 2015 and 2014

	Year ended
	December 31,
Revenue Streams	2015	2014
Disclosure management
Revenue	$2,569,415	$3,209,298
Gross margin	$1,806,531	$2,313,899
Gross margin %	70%	72%

Shareholder communications
Revenue	7,942,421	9,274,200
Gross margin	5,440,349	6,340,546
Gross margin %	68%	68%

Platform & technology
Revenue	1,108,047	1,146,186
Gross margin	925,011	909,584
Gross margin %	83%	79%

Total
Revenue	$11,619,883	$13,629,684
Gross margin	$8,171,891	$9,564,029
Gross margin %	70%	70%

 Revenues

Total revenue decreased by $2,009,801, or 15%, to $11,619,883 during the year ended December 31, 2015, as compared to $13,629,684 in 2014.  The overall decrease in revenue during 2015 as compared to 2014 is attributable to decreases in all three of our revenue streams. Revenue from shareholder communications decreased $1,331,779, revenue from disclosure management services decreased $639,883 and revenue from platform and technology decreased $38,139.

Disclosure management revenue decreased $639,883, or 20%, during the year ended December 31, 2015 as compared to 2014. Revenue from our Edgar business decreased $173,023 during the year ended December 31, 2015, as we had more business from resellers and special projects, such as restatements, during the same periods of 2014 as compared to 2015.  Revenue from our XBRL services decreased $262,760 during the year ended December 31, 2015, as the Company continued to experience pricing pressure on these services as the market becomes more mature.  The transfer agent business decreased $204,100 during the year ended December 31, 2015, as we had a greater numbers of corporate directives and corporate actions in 2014 as compared to 2015.   The corporate directive business, like our annual report business, has shifted from physical paper to electronic delivery. This industry wide shift has negatively impacted revenues and will continue to be a trend for the foreseeable future.  In order to offset this, we have upgraded our transfer agent platform, allowing us to focus more on licensing our platform instead of relying on physical issuances to generate revenue.

Shareholder communications revenue decreased $1,331,779, or 14% during the year ended December 31, 2015 as compared to 2014. The decrease in shareholder communications revenue is due to a decline in revenue associated with our ARS service offerings as issuers shift from hardcopy fulfillment of annual reports to digital fulfillment. As a result, certain customers have either downgraded their service or elected not to continue with the service. As we re-brand the existing ARS as Investor Network and integrate it with our DMS platform, those revenues associated with digital fulfillment that were historically reported as shareholder communications revenue associated with ARS will be recorded in platform & technology revenue as the delivery of shareholder materials shifts almost entirely to electronic delivery through our platform. This process began during the third quarter of 2015 as contracts renewed and customers migrated to Investor Network. Additionally, we experienced a decline in our print and proxy revenue as overall demand for these services remains low as more companies move to electronic dissemination of proxy materials.  Our press release business remains strong as revenue increased $910,096 during the year ended December 31, 2015 compared to 2014.  This increase is due in part to the acquisition of Accesswire, as well as obtaining new clients through our increased sales efforts.

Platform and technology revenue decreased by $38,139, or 3% during the year ended December 31, 2015 as compared to 2014. The decrease is due partly to a change in the delivery of our IR Direct platform to a subscription model and as a result, the revenue is deferred over the contract period as opposed to being recognized upon delivery.  Additionally, webcasting licensing revenue was down during the year ended December 31, 2015 as compared to 2014. However, we did experience increases in our transfer agent platform as well as in Investor Network licenses due to the transition of customers from ARS as noted earlier.  We expect platform and technology revenue to increase in 2016 related to additional revenue from both Investor Network, Blueprint, our cloud-based disclosure reporting platform, and Classify, our cloud-based shareholder intelligence and media targeting platform.

2015 Revenue Backlog

At December 31, 2015, we have deferred revenue of $822,481 that we expect to recognize throughout 2016. Deferred revenue primarily consists of advance billings for annual service contracts for PIR’s annual report service, Investor Network and IR Direct platform.

Cost of Services

Cost of revenue consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage and outside services directly related to the delivery of services to our customers. Cost of revenue decreased by $617,663, or 15% during the year ended December 31, 2015 as compared to 2014, consistent with the overall decrease in revenue. Overall gross margin remained at 70% for the year ended December 31, 2015 as compared to 2014.

We achieved margins of 70% from our disclosure management services during the year ended December 31, 2015 compared to 72% in 2014. As previously discussed we continued to experience pricing pressure for our XBRL services and had less special projects and corporate directives which caused a decline in gross margin percentage.

Gross margins from our shareholder communications services remained flat at 68% during both the year ended December 31, 2015 and 2014. As previously stated, the decline in revenue due to the reduction in demand of printed products from our ARS and proxy services, which has a lower margin, was offset by an increase in revenue of our higher margin press release business.

Gross margins from platform and technology revenue increased to 83% in the year ended December 31, 2015, as compared to 79% in 2014. Gross margin percentages have increased as we have developed more efficient processes and stream-lined costs associated with the integration of the legacy PIR products. We expect margins in this revenue stream to continue to remain above 80% as we gain additional revenue through our Investor Network, Blueprint and Classify cloud-based technologies.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses decreased $594,035 during the year ended December 31, 2015 as compared to 2014.

The decrease in the year ended December 31, 2015 as compared to 2014 was primarily due to a decrease in personnel expenses of $410,225 as well as other general corporate expenses as a result of continuing to streamline costs associated with PIR. Additionally, rent expense decreased $213,951 due to the acceleration of rent associated with the termination of our Richmond office lease at the end of 2014 and an additional decrease was realized in bad debt expense related to strong cash collections.  These decreases were offset in part by additional consulting fees associated with the integration of our press release business with Accesswire.

As a percentage of revenue, general and administrative expenses were 28% during both the year ended December 31, 2015 and 2014.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, advertising expenses, and marketing expenses. Sales and marketing expenses for the year ended December 31, 2015 decreased by $361,992 as compared to 2014. The decrease is primarily attributable to a decrease in our direct mail marketing activities in 2015 as compared to 2014 due in part to lower volume as well as more favorable pricing. The decreases were partially offset by an increase in personnel costs as well as new marketing efforts as it relates to investor conferences and tradeshow activities.

As a percentage of revenue, sales and marketing expenses were 20% during both the year ended December 31, 2015 and 2014.

Product Development

Product development expenses consist primarily of salaries, stock based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance our DMS platform.  Product development costs decreased $65,389 during the year ended December 31, 2015 compared to 2014.  The decrease is the result of the Company increasing resources toward the development of its cloud-based platforms, resulting in the capitalization of more costs as projects move beyond the preliminary planning phase. During the year ended December 31, 2015, the Company capitalized $749,095 of software development costs. Included in this amount was $195,411 related to stock-based compensation and $100,000 related to the purchase of a cloud-based reporting platform from Xselus, LLC. There were no costs capitalized as software development during the year ended December 31, 2014.

Depreciation and Amortization

Depreciation and amortization expenses during the year ended December 31, 2015 decreased by $79,305, or 7%, to $1,079,337 as compared to $1,158,642 during 2014. The decrease is primarily related to a decrease in depreciation associated with PIR assets which became fully depreciated in 2014 and 2015, offset by an increase in amortization expense associated with the intangible assets acquired as part of the Accesswire acquisition.

Impairment Loss on Intangible Assets

During the fourth quarter of 2015, the Company elected not to renew certain trademarks purchased in conjunction with the acquisition of PIR. These trademarks had an allocated value of $148,680, and the write-off of this value is included in Impairment loss on intangible assets on the Consolidated Statements of Net Income for the year ended December 31, 2015. Additionally, as part of the Company’s annual review of impairment of goodwill and intangible assets, the Company determined the remaining trademarks purchased as part of the acquisition of PIR are no longer indefinite-lived assets, as the Company plans to integrate and re-brand the associated trademarks with Issuer Direct. As a result of this determination, the Company was required to perform a goodwill impairment assessment. Due to lower future projections of revenue associated with our ARS service and a shortened useful life of the trademarks, this assessment resulted in an impairment loss of $398,320, which is also included in Impairment loss on intangible assets in the Consolidated Statements of Income for the year ended December 31, 2015.

Interest Expense, net

Interest expense during the year ended December 31, 2015 decreased $1,087,863 as compared to 2014.  During the years ended December 31, 2015 and 2014, we recorded non-cash interest expense of $535,397 and $1,541,065, respectively, and cash interest expense of $85,870 and $167,742, respectively, related to the 8% Note. The decrease is due to the conversion of $833,327 of principal and $23,369 of accrued interest payable on the 8% Note into 214,710 shares of the Company’s common stock at the conversion price of $3.99 on November 12, 2014, as well as the conversion of the remaining $1,666,673 of principal payable on the 8% Note into 417,712 shares of the Company’s common stock at the conversion price of $3.99 on August 22, 2015.  As a result of the final conversion, the Company will no longer have any non-cash or cash interest expense associated with the 8% Note.

Income Taxes

We recorded an income tax benefit of $132,487 during the year ended December 31, 2015 compared to a benefit of $279,475 during 2014. During the year ended December 31, 2015, the Company released a portion of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $179,426.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of PIR.  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.  During the three-month period ended March 31, 2015, the Company performed a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used.  Therefore, the Company released portions of the reserve related to tax years through 2015 based on current best estimates of profitability.  The remaining reserve is evaluated at the end of each quarter based on projections of future profitability as new services and initiatives are rolled out. Offsetting this benefit, an increase in tax expense resulted from non-deductible non-cash charges such as stock based compensation, non-cash interest, and non-deductible transaction expenses incurred with the acquisition of PIR in the year ended December 31, 2015.

The tax benefit in 2014 was attributable to our operating loss and the release of a valuation allowance associated with a net operating loss carryforward in one of our foreign subsidiaries.  Also the effective rates reflect the impact of non-deductible non-cash charges such as stock based compensation, non-cash interest, and non-deductible transaction expenses incurred with the acquisition of PIR in the year ended December 31, 2014.

Net Income

Net income for the year ended December 31, 2015 was $144,584 as compared to $42,126 in 2014. Although revenue was lower with sustained margins, net income increased due to a decrease in operating costs and interest expense, despite the impairment loss on intangible assets.

Liquidity and Capital Resources

As of December 31, 2015, we had $4,215,145 in cash and cash equivalents and $1,253,628 in net accounts receivable. Current liabilities at December 31, 2015, totaled $2,403,378 including our accounts payable, deferred revenue, accrued payroll liabilities, accrued postage, income taxes payable and other accrued expenses. At December 31, 2015, our current assets exceeded our current liabilities by $3,317,863.

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

Effective August 22, 2015, Red Oak converted the remaining $1,666,673 of principal on the 8% Note into 417,712 shares of the Company’s common stock at the conversion price of $3.99. As of December 31, 2015, we do not owe any amounts related to the 8% Note.

Effective June 24, 2015, the Company renewed its Line of Credit and removed the limitation of the borrowing base calculation, such that the amount of funds available for future borrowings increased to $2,000,000. The Company did not owe any amounts on the Line of Credit at December 31, 2015.

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

Outlook

Overall, the demand for our platforms continue to be stable in the majority of the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed and service-based engagements to a cloud-based subscription, as well as digital distribution offerings. We are positioned well in this space to be both competitive and agile to deliver these platforms to the market at the same or higher gross margins than previous periods, however; as we have seen over the last several quarters, the transition to digital platforms has had a negative effect on our revenue and we expect this trend to continue over the next few quarters.

One of the Company’s competitive strength is that it has embraced cloud computing early on in its strategy. Making the pivot to a subscription model has and will be key for the long-term sustainable growth management expects from its new platforms.

We will continue to focus on the following key strategic initiatives during 2016:

●
Continued expansion of our Sales and Marketing teams,
●
Significant technology advancements and upgrades,
●
Profitable sustainable growth,
●
Generate cash flows from operations,
●
Increase average revenue per user,
●
Expand customer base,
●
Grow our newswire business following the acquisition of Accesswire

We believe there is significant demand for our products among the large, middle and small cap markets that are seeking to find better platforms and tools to disseminate and communicate their respective messages, and that we have the capacity to meet the demand.

We have spent and will continue to spend a considerable amount of time focused on our product sets, platforms and intellectual property development through 2016. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user as well as higher gross margins as we move into 2016 and beyond.

These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including, without limitation, demand for and acceptance of our services, new developments, competition and general economic or market conditions, particularly in the domestic and international capital markets. Refer also to the Cautionary Statement Concerning Forward Looking Statements and Risk Factors included in this report.

Critical Accounting Policies and Estimates

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered and/or delivered, where collectability is probable. Deferred revenue primarily consists of advanced billing for annual service contracts, and is recognized throughout the year as the services are performed.

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

Income Taxes

We comply with the FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full year and this rate is applied to our results for the interim year-to-date period and then adjusted for any discrete period items.

Capitalized software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life.  Costs related to design or maintenance of the software are expensed as incurred.

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

Fair Value Measurements

As of December 31, 2015 and 2014, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

 Translation of Foreign Financial Statements

The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars.  All assets and liabilities have been translated at current rates of exchange in effect at the end of the period.  Income and expense items have been translated at the average exchange rates for the year or the applicable interim period.  The gains or losses that result from this process are recorded as a separate component of other accumulated comprehensive income (loss) until the entity is sold or substantially liquidated.

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value.  At the time of the business combinations the trademarks were considered an indefinite-lived asset and were not amortized as there was no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships, customer lists, software and technology are amortized over their estimated useful lives.

Newly Adopted Accounting Pronouncements

On November 20, 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, in each jurisdiction be classified as noncurrent on the balance sheet. For public business entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods but may be early adopted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheets). The Company has elected to early adopt ASU 2015-17, on a prospective basis, as of December 31, 2015.

Recent Accounting Pronouncements

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 9 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

The FASB has issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that ASU 2015-16 will have a significant impact on our financial statements.

The FASB has issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  ASU 2015-05 is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not anticipate that ASU 2015-05 will have a significant impact on our financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $4,215,145 and $1,721,343 at December 31, 2015 and 2014, respectively. We held no marketable securities as of December 31, 2015 or 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the two years ended December 31, 2015, and 2014, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2015 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2015 in connection with the solicitation of proxies for the Company’s 2016 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2015” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

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

ISSUER DIRECT CORPORATION

Date: March 3, 2016	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ BRIAN R. BALBIRNIE	March 3, 2016	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ STEVEN KNERR	March 3, 2016	Chief Financial Officer
Steven Knerr		(Principal Accounting Officer)

/s/ ANDRE BOISVERT	March 3, 2016	Director, Chairman of the Board, Audit Committee Member
Andre Boisvert

/s/ WILLIAM EVERETT	March 3, 2016	Director, Chairman of the Audit Committee and Member of the Compensation Committee, and Strategic Committee
William Everett

/s/ DAVID SANDBERG	March 3, 2016	Director, Chairman of the Compensation Committee
David Sandberg

/s/ J. PATRICK GALLEHER	March 3, 2016	Director, Chairman of the Strategic Committee
J. Patrick Galleher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Issuer Direct Corporation
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
March 3, 2016

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,215,145	$1,721,343
Accounts receivable (net of allowance for doubtful accounts of $396,884 and $460,564, respectively)	1,253,628	2,013,464
Deferred income tax asset – current	-	7,290
Other current assets	252,468	311,666
Total current assets	5,721,241	4,053,763
Capitalized software, net	723,962	-
Fixed assets, net	175,497	145,384
Deferred income tax asset - noncurrent	97,974	-
Other long-term assets	18,301	28,286
Goodwill	2,241,872	2,241,872
Intangible assets (net of accumulated amortization of $2,512,704 and $1,517,366, respectively)	2,191,296	3,733,634
Total assets	$11,170,143	$10,202,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385,285	$255,615
Accrued expenses	995,999	1,105,122
Income taxes payable	199,613	135,533
Note payable – related party (net of debt discount of $535,397 at December 31, 2014)	-	1,131,276
Deferred revenue	822,481	877,120
Total current liabilities	2,403,378	3,504,666
Deferred income tax liability	94,566	633,778
Other long-term liabilities	113,222	56,733
Total liabilities	2,611,166	4,195,177
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,785,044 and 2,316,743 shares issued and outstanding as of December 31, 2015 and 2014, respectively.	2,785	2,317
Additional paid-in capital	8,202,605	5,725,470
Other accumulated comprehensive loss	(35,154)	(47,283)
Retained earnings	388,741	327,258
Total stockholders' equity	8,558,977	6,007,762
Total liabilities and stockholders’ equity	$11,170,143	$10,202,939

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014

Revenues	$11,619,883	$13,629,684
Cost of services	3,447,992	4,065,655
Gross profit	8,171,891	9,564,029
Operating costs and expenses:
General and administrative	3,241,404	3,835,439
Sales and marketing	2,343,330	2,705,322
Product development	326,584	391,973
Depreciation and amortization	1,079,337	1,158,642
Impairment loss on intangible assets	547,000	-
Total operating costs and expenses	7,537,655	8,091,376
Operating income	634,236	1,472,653
Interest expense, net	(622,139)	(1,710,002)
Income (loss) before taxes	12,097	(237,349)
Income tax benefit	132,487	279,475
Net income	$144,584	$42,126
Income per share – basic	$0.06	$0.02
Income per share – diluted	$0.06	$0.02
Weighted average number of common shares outstanding – basic	2,486,684	2,082,941
Weighted average number of common shares outstanding – diluted	2,575,952	2,124,917

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014

Net income	$144,584	$42,126
Foreign currency translation adjustment	12,129	11,782
Comprehensive income	$156,713	$53,908

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2013	2,006,689	$2,007	$3,977,661	$(59,065)	$285,132	$4,205,735
Stock-based compensation expense	3,000	3	410,468	—	—	410,471
Exercise of stock options, net of tax	76,959	77	340,873	—	—	340,950
Shares issued upon partial conversion of note payable (see Note 6)	214,710	215	856,483	—	—	856,698
Shares issued upon acquisition of Accesswire (see Note 4)	15,385	15	139,985	—	—	140,000
Foreign currency translation	—	—	—	11,782	—	11,782
Net income	—	—	—	—	42,126	42,126
Balance at December 31, 2014	2,316,743	$2,317	$5,725,470	$(47,283)	$327,258	$6,007,762
Stock-based compensation expense	8,000	8	744,587	—	—	744,595
Exercise of stock awards, net of tax	42,589	42	66,293	—	—	66,335
Shares issued upon conversion of note payable (see Note 6)	417,712	418	1,666,255	—	—	1,666,673
Dividends	—	—	—	—	(83,101)	(83,101)
Foreign currency translation	—	—	—	12,129	—	12,129
Net income	—	—	—	—	144,584	144,584
Balance at December 31, 2015	2,785,044	$2,785	$8,202,605	$(35,154)	$388,741	$8,558,977

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$144,584	$42,126
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	169,020	275,657
Depreciation and amortization	1,099,870	1,158,062
Impairment loss on intangible assets	547,000	-
Deferred income taxes	(631,938)	(999,603)
Non-cash interest expense	535,397	1,541,065
Stock-based compensation expense	549,184	410,471
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	586,518	(343,678)
Decrease (increase) in deposits and prepaid assets	68,813	(159,171)
Increase (decrease) in accounts payable	132,168	(8,930)
Increase (decrease) in deferred revenue	(44,680)	(142,389)
Increase (decrease) in accrued expenses	20,630	(311,356)
Net cash provided by operating activities	3,176,566	1,462,254

Cash flows from investing activities
Purchase of Accesswire intangible assets	-	(1,700,000)
Capitalized software	(553,684)	-
Purchase of fixed assets	(109,512)	(71,372)
Net cash used in investing activities	(663,196)	(1,771,372)

Cash flows from financing activities
Proceeds from exercise of stock options, net of income taxes	28,100	172,131
Excess tax benefit from share based compensation	38,235	168,819
Payment of dividend	(83,101)	-
Net cash (used in)/provided by financing activities	(16,766)	340,950

Net change in cash	2,496,604	31,832
Cash- beginning	1,721,343	1,713,479
Currency translation adjustment	(2,802)	(23,968)
Cash- ending	$4,215,145	$1,721,343

Supplemental disclosures:
Cash paid for interest	$85,870	$167,742
Cash paid for income taxes	$282,951	$862,808
Non-cash activities:
Common stock issued for acquisition of assets	$-	$140,000
Stock-based compensation - capitalized software	$195,411	$-
Conversion of note payable to common stock	$1,666,673	$856,698

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1: Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. The surviving company was formed for the purposes of helping companies produce and distribute their financial and business communications both online and in print. As a technology and issuer services focused company, Issuer Direct Corporation operates under several brands in the market, including Direct Transfer, PrecisionIR (PIR), Blueprint, Classify, Investor Network, New York Stock Transfer, iProxy Direct, iFund Direct, iR Direct, QX Interactive, Accesswire and Issuer Services Group. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client's ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States, Canada, and Europe. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts in the United States.  The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2015, the Company had $3,564,307 which exceeds the insured amounts in the United States.  The Company also had cash of $184,233 in Europe, and $8,381 in Canada on hand at December 31, 2015.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered and/or delivered, where collectability is probable. Deferred revenue primarily consists of advanced billings for annual service contracts, and is recognized throughout the year as the services are performed.

Fixed Assets

              Fixed assets are recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation / Amortization Period
Computer equipment	3 years
Furniture & fixtures	3 to 7 years
Leasehold improvements	7 years or lesser of the lease term

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Earnings per Share

We calculate earnings per share in accordance with Financial Accounting Standards Board (FASB) ASC No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options and restricted stock units totaling 211,250 and 218,750 were excluded in the computation of diluted earnings per common share during the year ended December 31, 2015 and 2014, respectively, because their impact was anti-dilutive.  As of December 31, 2014, 417,712 shares associated with the conversion feature on the convertible note outstanding were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on client account balances, and a reserve based on our historical experience.  The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Beginning balance	$460,564	$429,509
Bad debt expense	169,020	275,657
Write-offs	(232,700)	(244,602)
Ending balance	$396,884	$460,564

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the valuation of goodwill, intangible assets, deferred tax assets, and stock based compensation.  Actual results could differ from those estimates.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Income Taxes

We comply with the FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full year and this rate is applied to our results for the interim year-to-date period and then adjusted for any discrete period items.

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life.  Costs related to design or maintenance of the software are expensed as incurred.   During the year ended December 31, 2015, the Company capitalized $749,095 of software development costs. Included in this amount was $195,411 related to stock-based compensation and $100,000 related to the purchase of a cloud-based reporting platform from Xselus, LLC. The Company recorded amortization expense of $25,133 on software that was placed in service during the year, which is included in Cost of services on the Consolidated Statements of Income for the year ended December 31, 2015.

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

Fair Value Measurements

As of December 31, 2015 and 2014, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

 Translation of Foreign Financial Statements

The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars.  All assets and liabilities have been translated at current rates of exchange in effect at the end of the period.  Income and expense items have been translated at the average exchange rates for the year or the applicable interim period.  The gains or losses that result from this process are recorded as a separate component of other accumulated comprehensive income (loss) until the entity is sold or substantially liquidated.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

 Comprehensive Income

Comprehensive income consists of net income and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value.  At the time of the business combination the trademarks were considered an indefinite-lived asset and, as such, were not amortized as there was no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships, customer lists, software and technology are amortized over their estimated useful lives.

Advertising

The Company expenses advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.  Advertising expense totaled $174,094 and $603,895, during the years ended December 31, 2015 and 2014, respectively.

Newly Adopted Accounting Pronouncements

On November 20, 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17 ("ASU 2015-17”), Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, in each jurisdiction be classified as noncurrent on the balance sheet. For public business entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods but may be early adopted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheets). The Company has elected to early adopt ASU 2015-17, on a prospective basis, as of December 31, 2015.

Recent Accounting Pronouncements

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 9 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

The FASB has issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that ASU 2015-16 will have a significant impact on our financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The FASB has issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a softwarelicense, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  ASU 2015-05 is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not anticipate that ASU 2015-05 will have a significant impact on our financial statements.

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

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09, which is currently effective for the Company in our year beginning on January 1, 2018.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 3: Fixed Assets

	December 31,
	2015	2014
Computers & equipment	$185,495	$325,192
Furniture	159,018	123,652
Leasehold improvements	93,781	54,708
Total fixed assets, gross	438,294	503,552
Less: Accumulated depreciation	(262,797)	(358,168)
Total fixed assets, net	$175,497	$145,384

Depreciation expense for the years ended December 31, 2015 and 2014 totaled $79,399 and $223,565, respectively, during the year ended December 31, 2015.

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
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The identifiable amortizable intangible assets created as a result of the acquisition will be amortized straight line over their estimated useful life as follows:

	Asset Amount	Useful Life (years)
Client relationships	$242,000	7
Software	181,000	5
	$423,000

The Company has elected not to provide unaudited pro forma financial information for the Accesswire acquisition, as management determined that providing useful, accurate pro-forma information would be impracticable, and because the acquisition was not considered a significant acquisition in accordance with Rule 3-05 of the SEC's Regulation S-X.   Because the Accesswire news distribution service was just one of many services offered by Baystreet Media ca. separate financial information was not maintained, and creating separate financials statements would include too many estimates and assumptions to be portrayed as useful and accurate.

The components of intangible assets are as follows:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770,000	$(1,408,920)	$361,080
Customer relationships	1,747,000	(564,810)	1,182,190
Proprietary software	782,000	(526,508)	255,492
Trademarks – definite-lived	173,000	(12,466)	160,534
Trademarks – indefinite-lived	232,000	-	232,000
Total intangible assets	$4,704,000	$(2,512,704)	$2,191,296

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770,000	$(891,585)	$878,415
Customer relationships	1,747,000	(318,809)	1,428,191
Proprietary software	782,000	(306,972)	475,028
Trademarks – indefinite-lived	952,000	—	952,000
Total intangible assets	$5,251,000	$(1,517,366)	$3,733,634

 ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

During the fourth quarter of 2015, the Company elected not to renew certain trademarks purchased in conjunction with the acquisition of PIR. These trademarks had an allocated value of $148,680 and the write-off of this value is included in Impairment loss on intangible assets on the Consolidated Statements of Net Income for the year ended December 31, 2015. Additionally, as part of the Company’s annual review of impairment of goodwill and intangible assets, the Company determined the remaining trademarks purchased as part of the acquisition of PIR are no longer indefinite-lived assets as the Company plans to integrate and rebrand the associated trademarks with Issuer Direct. As a result of this determination, the Company was required to perform a goodwill impairment assessment. Due to lower future projections of revenue associated with our ARS service and a shortened useful life of the trademarks, this assessment resulted in an impairment loss of $398,320, which is also included in Impairment loss on intangible assets in the Consolidated Statements of Income for the year ended December 31, 2015.

The amortization of intangible assets is a charge to operating expenses and totaled $995,338 and $934,495 in the years ended 2015 and 2014, respectively.

The future amortization of the identifiable intangible assets is as follows:

Years Ending December 31:
2016	$811,079
2017	332,964
2018	322,733
2019	286,042
2020	178,599
Thereafter	27,879
Total	$1,959,296

Our goodwill balance of $2,241,872 at December 31, 2015 and 2014, was related to our acquisition of Basset Press in July 2007, the acquisition of PIR in 2013 and the acquisition of Accesswire in 2014. We conducted our annual impairment analyses as of October 1, of 2015 and 2014 and determined that no goodwill was impaired.

Note 5: Line of Credit

Effective June 24, 2015, the Company renewed its Line of Credit and removed the limitation of the borrowing base calculation, such that the amount of funds available for future borrowings increased to $2,000,000. The interest rate remained at LIBOR plus 3.0%, and therefore was 3.42% at December 31, 2015.  The Company did not owe any amounts on the Line of Credit at December 31, 2015.

Note 6: Note Payable (Related Party)

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the Acquisition of PIR, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note paid interest on each of March 31, June 30, September 30, and December 31, beginning on September 30, 2013, at a rate of 8% per year, however would increase to 18% upon an event of default. The maturity date of the 8% Note was August 22, 2015.  The 8% Note was secured by all of the assets of the Company and was subordinated to the Company’s obligations to its primary financial institution. Furthermore, in connection with the 8% Note Purchase Agreement, a partner of Red Oak was appointed to the Company’s Board of Directors. On November 10, 2014, Red Oak assigned the 8% Note between the Red Oak Fund, LP; Pinnacle Opportunities, LP; and the Red Oak Long Fund, LP; all of which are under management by Red Oak.

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
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Effective August 22, 2015, upon the maturity of the 8% Note, Red Oak converted the remaining $1,666,673 of principal into 417,712 shares of the Company’s common stock at the conversion price of $3.99.

During the year ended December 31, 2015, the Company recorded non-cash interest expense of $535,397 and cash interest expense of $85,870 related to the 8% Note.  During the year ended December 31, 2014, the Company recorded non-cash interest expense of $1,541,065 and cash interest expense of $167,742 related to the 8% Note.

Note 7: Equity

Dividends

The Company paid cash dividends of $83,101 ($0.03 per share), and $0, respectively, to holders of shares of common stock during the years ended December 31, 2015 and 2014.

Preferred stock and common stock

There were no issuances of preferred stock during the years ended December 31, 2015 and 2014.  During the years ended December 31, 2015 and 2014, the Company had the following issuances of common stock in addition to stock issued pursuant to exercises of options to purchase common stock:

●
On April 2, 2012, the Company issued grants for a total of 95,000 restricted shares of the Company’s common stock (the “Awards”) to its executive officers and certain other employees. The Awards vest over periods up to two years as stated in the Award Agreements, and therefore were fully vested on April 2, 2014. These Awards were not part of the 2010 Equity Incentive Plan.  The Company recognized compensation expense of $22,831 related to these shares during the year ended December 31, 2014.
●
The Company issued 8,000 and 3,000 shares of common stock to consultants in exchange for services during the years ended December 31, 2015 and 2014, respectively, and recognized expense of $63,686 and $26,775, respectively, for the value of the shares.
●
On October 29, 2014, the Company issued 15,385 shares of common stock as part of the acquisition of Accesswire (see Note 4).
●
On November 12, 2014, the Company issued 214,710 shares upon the partial conversion of a note payable and on August 22, 2015 issued another 417,712 shares on upon the final conversion of the note payable (see Note 6).

Note 8: Stock Options and Restricted Stock Units

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for up to 200,000 shares of common stock to employees and other personnel.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  The Company has issued 160,000 and 40,000 awards as of December 31, 2015 and 2014, respectively.

  ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

On August 9, 2010, the shareholders of the Company approved the 2010 Equity Incentive Plan (the “2010 Plan”). Under the terms of the 2010 Plan, 150,000 shares of the Company’s common stock were authorized for the issuance of stock options and restricted stock. The 2010 Plan also provides for an automatic annual increase in the number of authorized shares of common stock issuable beginning in 2011 equal to the lesser of (a) 2% of shares outstanding on the last day of the immediate preceding year, (b) 50,000 shares, or (c) such lesser number of shares as the Company’s board of directors shall determine, provided, however, in no event shall the maximum number of shares that may be issued under the Plan pursuant to stock awards be greater than 15% of the aggregate shares outstanding on the last day of the immediately preceding year.  With the automatic increases, there were 220,416 shares of common stock on January 1, 2012. On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the 2010 Plan from 220,416 to 420,416. This increase was ratified by the shareholders of the Company on June 29, 2012. On December 31, 2015, there were no shares remaining for awards to be issued under the 2010 Plan.

             The following is a summary of stock options issued during the year ended December 31, 2015 and 2014:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	280,836	$0.01 - 8.25$	$4.97	$1,340,684
Options granted	54,000	$9.26 - 13.49$	$12.39	-
Options exercised	(76,665)	$0.01 - 7.76$	$2.23	$646,266
Balance at December 31, 2014	258,171	$0.01 - 13.49$	$7.32	$608,750
Options granted	10,000	$6.80	$6.80	-
Options exercised	(20,671)	$0.01 - 2.81$	$2.55	$106,868
Options forfeited	(1,500)	$9.26	$9.26	-
Balance at December 31, 2015	246,000	$0.01 - 13.49$	$7.69	$187,798

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2015 and 2014 of $5.77 and $8.96, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2015 and 2014. As of December 31, 2015, there was $754,288 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2018.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01 - $1.00	19,700	$0.01	6.06	19,700
$1.01 - $2.00	4,550	$1.70	5.40	4,550
$2.01 - $3.00	6,500	$2.65	2.23	1,500
$3.01 - $4.00	14,000	$3.33	6.25	14,000
$4.01 - $8.00	108,750	$7.67	5.74	55,001
$8.01 - $9.00	40,000	$8.25	2.64	25,000
$9.01 - $10.00	12,500	$9.26	8.99	3,125
$10.01-$13.49	40,000	$13.49	3.19	17,500
Total	246,000	$7.69	4.94	140,376

 Of the 246,000 stock options outstanding, 147,200 are non-qualified stock options.  Of the outstanding options, 223,500 issued under the 2010 Plan have been registered with the SEC, and 22,500 issued under the 2014 Plan have not yet been registered with the SEC.

   ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The fair value of common stock options issued during the year ended December 31, 2015 and 2014 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Year ended December 31, 2015	Year ended December 31, 2014
Expected dividend yield	1.76%	0.33%
Expected stock price volatility	158%	161%
Weighted-average risk-free interest rate	1.84%	1.32%
Weighted-average expected life of options (in years)	5.97	4.5

During the year ended December 31, 2015, the Company also issued 110,000 restricted stock units with an average intrinsic value of $7.32 per share on the date of issuance and a two-year vesting period. These awards have not yet been registered with the SEC. Vesting on a majority of these restricted stock units is tied to the achievement of certain milestones related to the development of the Company’s cloud-based disclosure reporting software. During the year ended December 31, 2015, 25,000 of the restricted stock units vested and the Company capitalized a total of $180,000. These costs are included in capitalized software on the Consolidated Balance Sheet as of December 31, 2015. It is anticipated that a majority of the remaining expense associated with the vesting of any future shares will be capitalized as well. During the year ended 2014, the Company issued 26,000 shares of restricted stock units with an intrinsic value of $9.26 per share on the date of issuance and a three-year vesting period. These awards have not yet been registered with the SEC.  As of December 31, 2015, there was $641,840 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2017.

During the year ended December 31, 2015 and 2014, we recorded expense of $485,498 and $360,865, respectively, related to stock options and restricted stock units. Additionally, $195,411 of expense was included as capitalized software on the Consolidated Balance Sheet as of December 31, 2015.

Note 9: Commitments and Contingencies

Office Lease

In October 2015, we signed a three year lease extension for our 16,059 square-foot corporate headquarters in Morrisville, NC.  At our option, we may terminate the lease any time in exchange for an early termination fee of $135,000.  During 2014, we provided notice to the landlord of our office lease in Chesterfield, VA, exercising an early termination clause, and therefore our lease terminated on October 31, 2015.  As a result, included in Accrued expenses on the Consolidated Balance Sheet, we accrued the remaining lease payments in 2015 of $97,934 as well as the early termination fee of $43,000 as of December 31, 2014.  If we do not terminate the lease in Morrisville, NC early, our required minimum lease payments are as follows:

Year Ended December 31:
2016	$136,789
2017	$153,337
2018	$157,994
2019	$134,896
Total	$583,016

Including the accrual of the early termination fee and all 2015 lease payments for the Richmond office lease, rental expenses associated with our office leases totaled $203,953 and $417,903 for the years ended December 31, 2015 and 2014, respectively.

 Litigation

From time to time, the Company may be involved in litigation that arises through the normal course of business.   The Company is neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

   ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 10: Concentrations

For the years ended December 31, 2015 and December 31, 2014, we generated revenues from the following revenue streams as a percentage of total revenue:

	2015		2014
	Amount	Percentage	Amount	Percentage
Revenue Streams
Disclosure management	$2,569,415	22.1%	$3,209,298	23.6%
Shareholder communications	7,942,421	68.4%	9,274,200	68.0%
Platform & technology	1,108,047	9.5%	1,146,186	8.4%
Total	$11,619,883	100.0%	$13,629,684	100.0%

We did not have any customers during the years ended December 31, 2015 or 2014 that accounted for more than 10% of our revenue. We did not have any customers that comprised more than 10% of our total accounts receivable balances at December 31, 2015 or 2014.

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

Note 11: Geographic Operating Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publically traded companies.    Revenue is attributed to a particular geographic region based on where the services are earned. The following tables set forth revenues by domestic versus international regions:

	Year Ended
	2015	2014
Geographic region
North America	$9,520,523	$10,721,520
Europe	2,099,360	2,908,164
Total revenues	$11,619,883	$13,629,684

Note 12: Income Taxes

The benefit for income taxes consisted of the following components for the years ended December 31:

	2015	2014
Current:
Federal	$257,098	$631,129
State	47,256	97,186
Foreign	193,055	(9,278)
Total Current	497,409	719,037
Deferred:
Federal	(468,887)	(776,467)
State	(67,423)	(130,535)
Foreign	(93,586)	(91,510)
Total Deferred	(629,896)	(998,512)
Total benefit for income taxes	$(132,487)	$(279,475)

   ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2015		2014
	Amount	Percentage	Amount	Percentage

Federal statutory tax rate	$4,113	34.0%	$(80,699)	(34.0)%
State tax rate	(1,042)	(8.6)%	(12,579)	(5.3)%
Permanent difference - stock-based compensation	27,410	226.6%	15,053	6.3%
Permanent difference - transaction costs	-	-	11,630	4.9%
Permanent difference – other	8,888	73.4%	3,935	1.7%
Permanent items – disallowed interest	30,433	251.6%	62,185	26.2%
Provision to return	(30,797)	(254.6)%	(10,206)	(4.3)%
Change in unrecognized tax benefits	57,749	477.4%	-	-
Write-off of net operating losses	176,034	1,455.2%	-	-
Foreign rate differential	(33,032)	(273.1)%	(63,013)	(26.6)%
Research and development credit	(27,623)	(228.3)%	-	-
UK Rate Change	(3,898)	(32.2)%	(23,260)	(9.8)%
Other	14,738	121.8%	-	-
Sub-total	222,973	1,843.2%	(96,954)	(40.9)%
Change in valuation allowance	(355,460)	(2,938.4)%	(182,521)	(76.9)%
Total	$(132,487)	(1,095.2)%	$(279,475)	(117.8)%

Components of net deferred income tax assets, including a valuation allowance, are as follows at December 31:

	2015	2014	Change
Assets:
Net operating loss	$254,123	$561,358	$(307,235)
Deferred revenue	51,914	35,347	16,567
Allowance for doubtful accounts	135,663	145,335	(9,672)
Stock options	345,779	211,824	133,955
Basis difference in intangible assets	118,257	190,295	(72,038)
Prepaid D&O Insurance	10,341	13,996	(3,655)
Foreign tax credits carryforward	1,180,833	1,180,833	-
Other	26,916	759	26,157
Total deferred tax asset	2,123,826	2,339,747	(215,921)
Less: Valuation allowance	(1,407,955)	(1,763,415)	355,460
Total net deferred tax asset	715,871	576,332	139,539

Liabilities
Prepaid expenses	(30,460)	(32,176)	1,716
Basis difference in fixed assets	(4,833)	(19,222)	14,389
Capitalized software	(171,584)	-	(171,584)
Debt discount - convertible note payable	-	(200,559)	200,559
Purchase of intangibles	(505,586)	(950,863)	445,277
Total deferred tax liability	(712,463)	(1,202,820)	490,357

Total net deferred tax asset / (liability)	$3,408	$(626,488)	$629,896

The Company has $1,407,955 of total valuation allowance for deferred tax assets as of December 31, 2015.  The valuation allowance relates to PIR federal net operating losses, state net operating losses, foreign net operating losses and foreign tax credit carryforwards. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. It has been determined that it is more likely than not that the deferred tax assets will not be realized, as it has been deemed unlikely that there will be generation of taxable income for the subsidiaries that carry these losses or that sufficient foreign source income would be generated to use the foreign tax credits. If in the future, we determine based on expected profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of release. Such release of the valuation allowance could occur within the next 12 months upon resolution of the aforementioned uncertainties.

   ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

As of December 31, 2015, the Company had $57,749 of unrecognized tax benefits which is recorded in Income taxes payable on the Consolidated Balance Sheets, all of which, if recognized, would affect our effective tax rate. As of December 31, 2014, the Company had no unrecognized tax benefits. The aggregate changes in the balance of unrecognized tax benefits were as follows:

	2015	2014

Balance as of January 1:	$-	$-
Change related to current year positions	57,749	-
Change related to prior year positions	-	-
Change related to statute expirations	-	-
Balance as of December 31:	$57,749	$-

             The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of deferred tax liabilities on such undistributed earnings. Undistributed earnings are insignificant as of December 31, 2015 and 2014.  The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2014, 2013, 2012 and 2011 are open to audit by federal and state taxing authorities.

Note 13: Employee Benefit Plans

The Company sponsors a defined contribution 401(k) Profit Sharing Plan and allows all employees in the United States to participate. Matching and profit sharing contributions to the plan are at the discretion of management, but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $6,023 and $0 during the years ended December 31, 2015 and 2014, respectively.

The Company also sponsors a defined contribution plan which covers substantially all employees in the United Kingdom.  Employer contributions to the plan are at the discretion of management.  The Company's contribution expense for discretionary contributions were $3,566 and $5,173 for the year ended December 31, 2015 and 2014, respectively.

Note 14: Subsequent Event

On January 11, 2016, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.03 per share. The dividend was paid on February 9, 2016 to shareholders of record as of January 21, 2016.