Form 10-Q
period 2016-03-31
ISSUER DIRECT CORP
filed 2016-05-09
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,794,394 shares of common stock were issued and outstanding as of May 9, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,276,726	$4,215,145
Accounts receivable (net of allowance for doubtful accounts of $422,118 and $396,884, respectively)	1,477,255	1,253,628
Other current assets	284,667	252,468
Total current assets	6,038,648	5,721,241
Capitalized software, net	1,221,854	723,962
Fixed assets, net	186,194	175,497
Deferred income tax asset - noncurrent	-	97,974
Other long-term assets	18,682	18,301
Goodwill	2,241,872	2,241,872
Intangible assets (net of accumulated amortization of $2,771,029 and $2,512,704, respectively)	1,932,971	2,191,296
Total assets	$11,640,221	$11,170,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$553,672	$385,285
Accrued expenses	527,478	995,999
Income taxes payable	165,346	199,613
Deferred revenue	875,288	822,481
Total current liabilities	2,121,784	2,403,378
Deferred income tax liability	187,493	94,566
Other long-term liabilities	135,486	113,222
Total liabilities	2,444,763	2,611,166
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,794,394 and 2,785,044 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	2,795	2,785
Additional paid-in capital	8,419,324	8,202,605
Other accumulated comprehensive loss	(25,139)	(35,154)
Retained earnings	798,478	388,741
Total stockholders' equity	9,195,458	8,558,977
Total liabilities and stockholders’ equity	$11,640,221	$11,170,143

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015

Revenues	$3,277,339	$3,043,782
Cost of services	770,082	912,877
Gross profit	2,507,257	2,130,905
Operating costs and expenses:
General and administrative	842,161	879,782
Sales and marketing expenses	623,960	566,056
Product development	69,160	98,632
Depreciation and amortization	281,758	268,341
Total operating costs and expenses	1,817,039	1,812,811
Operating income	690,218	318,094
Interest income (expense), net	992	(244,850)
Net income before income taxes	691,210	73,244
Income tax (expense) benefit	(197,922)	163,421
Net income	$493,288	$236,665
Income per share – basic	$0.18	$0.10
Income per share – fully diluted	$0.17	$0.10
Weighted average number of common shares outstanding – basic	2,788,308	2,317,110
Weighted average number of common shares outstanding – fully diluted	2,887,753	2,360,540

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	March 31,	March 31,
	2016	2015
Net income	$493,288	$236,665
Foreign currency translation adjustment	10,015	8,278
Comprehensive income	$503,303	$244,943

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$493,288	$236,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,928	268,341
Bad debt expense	35,228	76,937
Deferred income taxes	56,015	(209,777)
Stock-based compensation expense	167,078	131,844
Non-cash interest expense	-	208,335
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(257,614)	292,362
Decrease (increase) in deposits and prepaid assets	(32,324)	(68,747)
Increase (decrease) in accounts payable	167,617	130,102
Increase (decrease) in accrued expenses	(484,962)	87,081
Increase (decrease) in deferred revenue	50,063	(74,111)
Net cash provided by operating activities	501,317	1,079,032

Cash flows from investing activities:
Capitalized software	(347,364)	-
Purchase of fixed assets	(30,628)	(22,344)
Net cash used in investing activities	(377,992)	(22,344)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	7,094	-
Payment of dividend	(83,551)	-
Net cash used in financing activities	(76,457)	-

Net change in cash	46,868	1,056,688
Cash – beginning	4,215,145	1,721,343
Currency translation adjustment	14,713	(2,773)
Cash – ending	$4,276,726	$2,775,258

Supplemental disclosures:
Cash paid for interest	$-	$19,906
Cash paid for income taxes	$120,250	$34,500
Non-cash activities:
Stock-based compensation - capitalized software	$179,200	$-

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.
Accounting Policies

Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2016 and statements of operations, of comprehensive income, and of cash flows for the three-month period ended March 31, 2016 and 2015 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2015 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2.
Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

We calculate earnings per share in accordance with Financial Accounting Standards Board (FASB) ASC No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options and restricted stock units totaling 289,750 and 192,750 were excluded in the computation of diluted earnings per common share during the three-month periods ended March 31, 2016 and 2015, respectively, because their impact was anti-dilutive.  As of March 31, 2015, 417,712 shares associated with the conversion feature on the convertible note outstanding were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, the valuation of goodwill and intangible assets, deferred tax assets, and stock-based compensation.  Actual results could differ from those estimates.

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life.  Costs related to design or maintenance of the software are expensed as incurred.   During the three-month period ended March 31, 2016, the Company capitalized $526,564 of software development costs. Included in this amount was $179,200 related to stock-based compensation. The Company recorded amortization expense of $28,672 on software that was placed in service during the year, $25,771 of which is included in Cost of services on the Consolidated Statement of Income for the three-month period ended March 31, 2016.  There were no software development costs capitalized during the three-month period ended March 31, 2015.

Fair Value Measurements

As of March 31, 2016 and December 31, 2015, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts.

Translation of Foreign Financial Statements

The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars.  All assets and liabilities have been translated at current rates of exchange in effect at the end of the period.  Income and expense items have been translated at the average exchange rates for the year or the applicable interim period.  The gains or losses that result from this process are recorded as a separate component of other accumulated comprehensive loss until the entity is sold or substantially liquidated.

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value.  At the time of the business combination, the trademarks were considered an indefinite-lived asset and, as such, were not amortized as there was no foreseeable limit to cash flows generated from them, however, in the prior year, management determined certain trademarks associated with PIR to be definite lived assets, and as such, are amortized over their estimated useful life. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships, customer lists, software and technology are amortized over their estimated useful lives.

Comprehensive Income

                Comprehensive income consists of net income and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Advertising

The Company expenses advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Stock-based compensation

We account for stock-based compensation under FASB ASC No. 718 – Compensation – Stock Compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption, only if excess tax benefits exists.

Newly Adopted Pronouncements

The FASB has issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that ASU 2015-16 will have a significant impact on our financial statements.

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

The FASB has issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company does not anticipate that ASU 2015-01 will have a significant impact on our financial statements.

The FASB has issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in this ASU do not change the current criteria in US GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current US GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not anticipate that ASU 2014-16 will have a significant impact on our financial statements.

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

Recent Accounting Pronouncements

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transaction including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows.  The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that includes the interim period.  Additionally, as a reminder, an entity that elects to early adopt the new guidance must adopt all of the amendments in the same period. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing US GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing US GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company is currently in the process of evaluating the impact that this new ASU will have on its financial statements.

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

Note 3:           Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of March 31, 2016, 198,500 awards had been issued under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	12,850	5.81	$0.01	12,850
$1.01 - $2.00	4,550	5.15	$1.70	4,550
$2.01 - $3.00	4,000	2.43	$2.10	1,500
$3.01 - $4.00	14,000	6.00	$3.33	14,000
$4.01 - $8.00	108,750	5.49	$7.76	61,250
$8.01 - $9.00	40,000	2.39	$8.25	27,500
$9.01 - $10.00	12,500	8.74	$9.26	4,170
$10.01 - $13.49	40,000	2.94	$13.49	20,000
Total	236,650	4.70	$7.33	145,820

As of March 31, 2016, the Company had unrecognized stock compensation related to the options of $651,781.

On January 1, 2016, the Company granted 38,500 restricted stock units with an intrinsic value of $5.80 to certain employees of the Company and on January 21, 2016, the Company granted 50,000 restricted stock units with an intrinsic value of $4.88 to certain members of the Board of Directors.  The restricted stock units vest one-third annually over three years.

As of March 31, 2016, 25,000 restricted stock units with an intrinsic value of $7.20 per share vested upon the achievement of certain milestones related to the development of the Company’s cloud-based disclosure reporting software. During the three-month period ended March 31, 2016, the Company capitalized a total of $163,800 related to these restricted stock units, which are included in capitalized software on the Consolidated Balance Sheet. As of March 31, 2016, there was $596,695 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2017.  A portion of this is expected to be capitalized as capitalized software.

Note 4:            Income taxes

 We recognized income tax expense of ($197,922) for the three-month period ended March 1, 2016 and income tax benefit of $163,421 during the three-month period ended March 31, 2015, based on our projections of future profitability. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items.  The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to partial release of the valuation allowance, foreign rate differentials, state income taxes and non-cash interest.

During the three-month periods ended March 31, 2016 and 2015, the Company released $78,400 and $210,370 of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $40,875 and $210,370, respectively.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of  PrecisionIR (PIR).  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.  Each quarter, the Company performs a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used.  Therefore, as of March 31, 2016, the Company has released portions of the reserve related to tax years through 2016 based on current best estimates of profitability.

Note 5:            Operations and Concentrations

For the three-month periods ended March 31, 2016 and 2015, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended
	March 31,
Revenue Streams	2016	2015
Disclosure management	18.8%	23.8%
Shareholder communications	66.5%	67.8%
Platform & technology	14.7%	8.4%
Total	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2016 or 2015.  We did not have any customers that comprised more than 10% of our total accounts receivable balances at March 31, 2016 or December 31, 2015.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days.

Note 6:            Line of Credit

Effective June 24, 2015, the Company renewed its Line of Credit and removed the limitation of the borrowing base calculation, such that the amount of funds available for future borrowings increased to $2,000,000. The interest rate remained at LIBOR plus 3.0%, and therefore was 3.44% at March 31, 2016.  The Company did not owe any amounts on the Line of Credit at March 31, 2016.

Note 7:            Note Payable – Related Party

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

Effective August 22, 2015, upon the maturity of the 8% Note, Red Oak converted the remaining $1,666,673 of principal into 417,712 shares of the Company’s common stock at the conversion price of $3.99.  As a result of the final conversion, the Company no longer has non-cash or cash interest expense associated with the 8% Note.

During the three month periods ended March 31, 2015, the Company recorded non-cash interest expense of $208,335 and cash interest expense of $33,333.

Note 8:          Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic versus international regions:

	Three months ended
	March 31,
	2016	2015
Geographic region
North America	$2,835,006	$2,473,314
Europe	442,333	570,468
Total revenues	$3,277,339	$3,043,782

Note 9:         Subsequent Events

                On April 13, 2016, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.03 per share.  The dividend is payable on May 12, 2016, to stockholders of record as of the close of business on April 25, 2016.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,”“believe,”“estimate,”“intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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
Shareholder communications and,
–
Platform and technology

Our current brands and products include the following:

●
Issuer Direct™
●
Investor Network™
●
Accesswire™
●
Blueprint™
●
Classify™
●
iProxy Direct
●
iR Direct
●
Annual Report Service (ARS)
●
Company Spotlight

We announce material financial information to our investors using our investor relations website, Securities and Exchange Commission ("SEC") filings, investor events, news and earnings releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our investors and the public about our company, our products and services, and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed below.  This list may be updated from time to time on our investor relations website:

www.issuerdirect.com/about-us
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

Press Release Distribution

Our press release platform, Accesswire, is a cost-effective FD (Fair Disclosure) news dissemination service. We acquired the business on October 29, 2014.  Accesswire is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other shareholder communications services. A disruption in any of these partnership relationships could have an adverse impact on our business.

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

Investor Outreach and Engagement

Our investor outreach and engagement offering, known as the Annual Report Service (ARS), was acquired from PrecisionIR. The ARS business has existed for over 20 years primarily as a physical hard copy delivery service of annual reports and prospectuses globally for tens of thousands of customers. As part of our integration with PrecisionIR during 2014, we updated these legacy systems and integrated them into our disclosure management platform. We intend to continue to operate a portion of this legacy system as well as migrate the remaining install base over to our new outreach and engagement offering we now call Investor Network, which is a digital platform and outreach engagement dataset. Portions of this legacy system are still operational, specifically for those who opt to take advantage of physical delivery of material.

Webcasting – Teleconference

There are over 5,000 companies in North America conducting earnings events that include teleconference, webcast or both as part of their events. Our platform incorporates each element of the earnings event including earnings announcement, earnings press release, and SEC Form 8-K filings. There are a handful of our competitors that can offer this today, however, we believe our real-time event setup and integrated approach offers a more effective way to to manage the process as well as attract an audience of  investors. Additionally, all webcasts and teleconferences are broadcast live on our Investor Network properties, which allows our clients to reach a broader audience.

We currently market and sell our webcasting platforms and teleconference systems in North America, United Kingdom, Sweden and Germany, the current markets in which we have clients subscribing to our platforms.

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

Platform and Technology

As the Company continues its full transition to a cloud-based subscription business, we expect the platform and technology portion of our business to continue to expand and become the predominant business of the Company over the foreseeable future. Leading this transition are product subscriptions from each of our core businesses, disclosure management and shareholder communications.

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

With our shareholder communications business, we expect to see the biggest change, beginning with Classify – our initial buy-side, sell-side and media targeting database and intelligence platform. This new subscription-based platform is centered around both our shareholder communications and news distribution businesses. The Company believes its data-set will be an attractive option for both investor relations and public relations firms and for corporate issuers looking for an alternative to current products in the market, based on price and flexibility, as well as data quality and quantity. Because this is a new offering for Issuer Direct, which will complement other products and services, the Company anticipates Classify will increase our average revenue per user in 2016 based on its competitive cloud licensing options.

Additionally, our product roadmap includes further development of both our Investor Network and Classify products that we will continue to commercialize and bring to market during the last half of 2016. These two new cloud-based products will be a key component of our communications technology business. We expect the proprietary data-set to generate revenues from the corporate issuers initially then to the investment community thereafter. The Investor Network is replacing the ARS and Company Spotlight brands as we continue to transition this business from hard copy to digital delivery and real-time engagement. This transition continued during the three months ended March 31, 2016, and will continue for the remaining part of 2016, as further clients transition from our legacy ARS to our new digital platforms.

In the teleconference and webcasting space we are continuing to spend time developing and integrating our current systems and processes with our disclosure management system. The earnings event business is a highly competitive space with the majority of the business being driven from practitioners in the investor and communications firms. We have performed well and expanded this business in 2015 and the first quarter of 2016 by increasing the number of customers licensing our webcasting software and believe that will continue throughout 2016.

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
●
Whistleblower compliance
●
Print on demand & digital document library

Results of Operations

Comparison of results of operations for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
Revenue Streams	2016	2015

Disclosure management
Revenue	$614,744	$723,200
Gross Margin	$427,762	$506,689
Gross margin %	70%	70%

Shareholder communications
Revenue	2,180,882	2,064,200
Gross Margin	1,668,933	1,413,033
Gross margin %	77%	68%

Platform and technology
Revenue	481,713	256,382
Gross Margin	410,562	211,183
Gross margin %	85%	82%

Total
Revenue	$3,277,339	$3,043,782
Gross Margin	$2,507,257	$2,130,905
Gross margin %	77%	70%

Revenues

Total revenue increased by $233,557, or 8%, to $3,277,339 during the three-month period ended March 31, 2016, as compared to $3,043,782 during the same period of fiscal 2015.  Included in revenue for the three-month period ended March 31, 2016, is the benefit of approximately $316,000 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR.

Disclosure management services decreased $108,456, or 15%, during the three-month period ended March 31, 2016, as compared to the same period of 2015.  The decrease was due to declines in our Edgar and XBRL services as we continue to face pricing pressure and experience client attrition in these segments.  However, these decreases were offset by an increase in our transfer agent business, due partly to an increase in corporate directives and actions during the quarter as well as to an increase in clients over the past year.  The timing of these corporate directives and actions are difficult to predict as they are controlled by our clients and the conditions of the market and therefore fluctuate from quarter to quarter.

Shareholder communication revenue increased $116,682, or 6% during the three-month period ended March 31, 2016 as compared to the same period of 2015. The increase in primarily related to the reversal of the accrual for unused postage credits noted earlier.  Our press release business continued to grow as revenue increased $162,270 during the three-month period ended March 31, 2016, compared to the same period in 2015.  Additionally, we experienced an increase in revenue from our proxy printing and distribution services due to an increase in the number of projects for the quarter as well as an increase in our teleconference services.  These increases were offset by the continued decline in revenue associated with our ARS service offerings as issuers shift from hardcopy fulfillment of annual reports to digital fulfillment or elect not to continue with the service. During the three-month period ended March 31, 2016, there was a shift of approximately $130,000 of revenue to our Investor Network platform included in the platform and technology revenue stream.

Platform and technology revenue increased $225,331, or 88% during the three-month period ended March 31, 2016, as compared to the same period of 2015.  The increase is primarily due to the shift of ARS customers to our Investor Network platform noted above.  Additionally, due to increased licenses, we saw an increase in revenue associated with each of the other platforms in this revenue stream, including our transfer agent, webcasting, iProxy, iR Direct, Blueprint and Classify platforms.

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2016 or 2015.

Revenue Backlog

At March 31, 2016, we have recorded deferred revenue of $875,288 that we expect to recognize over the next twelve months, compared to $822,481 at December 31, 2015.  Deferred revenue primarily consists of advance billings for annual service contracts for legacy ARS and our cloud-based platforms.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of revenues decreased by $142,795, or 16% during the three-month period ended March 31, 2016, as compared to the same period of 2015. Overall gross margin increased to 77%, or $2,507,257, in the three-month period ended March 31, 2016, as compared to 70%, or $2,130,905 in the same period of 2015.  Excluding the benefit associated with the release of the accrual related to unused postage credits, gross margin for the three-month period ended March 31, 2016 would have been 74%.

We achieved margins of 70% from our disclosure management services during the three-month periods ended March 31, 2016 and 2015.  As previously discussed, we continued to experience pricing pressure for our Edgar and XBRL services, however, this was offset by incremental margin associated with our transfer agent business during the three-month period ended March 31, 2016.

Gross margins from our shareholder communications services increased to 77% in the three-month period ended March 31, 2016, as compared to 68% in the same period of 2015.  Excluding the benefit associated with the release of the unused postage credits, gross margins for the three-month period ended March 31, 2016 would have been 73%. The increase in gross margin percentage during the first quarter of 2016 compared to the same quarter in 2015 is also due to restructuring agreements associated with channel partners at the end of 2015 as well as benefiting from additional revenue from our high-margin press release business.

Gross margins from platform and technology was85% in the three-month period ended March 31, 2016, as compared to 82% in the same period of 2015. The increase in gross margin percentage during the first quarter of 2016 compared to the first quarter of 2015 is due to increased revenue associated with a relatively low-fixed cost structure.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses decreased $37,621, or 4%, during the three-month period ended March 31, 2016 as compared to the same period of 2015. The decrease in the three-month period ended March 31, 2016 as compared to the same period of 2015 was primarily due to decreases in bad debt expense and consulting expenses, partially offset by increases in franchise taxes and personnel costs.

As a percentage of revenue, General and Administrative expenses were 26% for the three-month period ended March 31, 2016, down from 29% for the same period of 2015.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, and marketing expenses. Sales and marketing expenses for the three-month period ended March 31, 2016 increased by $57,904, or 10%, as compared to the same period of 2015.  This increase is due to an increase in sales personnel costs due to an increase in headcount during the quarter.

As a percentage of revenue, sales and marketing expense remained consistent at 19% during the both the three-month periods ended March 31, 2016 and 2015.

Product Development

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance our DMS platform.  Product development costs decreased $29,472 during the three-month period ended March 31, 2016 compared to the same period in 2015.  The decrease is the result of the Company increasing resources toward the development of its cloud-based platforms, resulting in the capitalization of more costs as projects move beyond the preliminary planning phase. During the three-month period ended March 31, 2016, the Company capitalized $526,564 of software development costs. Included in this amount was $179,200 related to stock-based compensation. There were no costs capitalized as software development during the three-month period ended March 31, 2015.

Depreciation and Amortization

Depreciation and amortization expenses during the three-month period ended March 31, 2016, increased by $13,417 as compared to the same period of 2015. The increase is due to amortization on PIR trademarks, which the Company determined were no longer indefinite lived assets during the fourth quarter of 2015 and as such, began amortizing.

Interest Income (Expense), Net

Interest income (expense), net decreased $245,842 during the three-month period ended March 31, 2016, compared to the same period of 2015.  The decrease is due to the final conversion of $1,666,673 of principal payable on the 8% Note (see Note 7 of the Consolidated Financial Statements) into 417,712 shares of the Company’s common stock at the conversion price of $3.99 on August 22, 2015. During the three-month period ended March 31, 2015, the Company recorded non-cash interest expense of $208,335 and cash interest expense of $33,333 related to the 8% Note.  As a result of the final conversion in 2015, the Company no longer has any non-cash or cash interest expense associated with the 8% Note.

Income tax benefit (expense)

We recognized income tax expense of ($197,922) for the three-month period ended March 1, 2016 and income tax benefit of $163,421 during the three-month period ended March 31, 2015, based on our projections of future profitability. The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to the partial release of the valuation allowance, foreign rate differentials, state income taxes and non-cash interest.

During the three-month periods ended March 31, 2016 and 2015, the Company released $78,400 and $210,370 of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $40,875 and $210,370, respectively.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of  PIR.  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.  Each quarter, the Company performs a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used.  Therefore, the Company released portions of the reserve related to tax years through 2016 based on current best estimates of profitability.

Net Income

Net income for the three-month period ended March 31, 2016 was $493,288 compared to $236,665 for the same period of 2015.

As noted earlier, included in net income for the three-month period ended March 31, 2016 is the benefit of approximately $316,000 before taxes related to the reversal of an accrual related to unused postage credits related to ARS clients acquired from PIR.  Additionally, the company was able to increase gross margin percentage by lowering cost of sales through restructuring channel partner agreements and increasing revenue in high margin products. Interest expense also decreased as a result of the final conversion of the 8% Note during 2015, offset by an increase in income tax expense as the result of the release of less valuation allowance during the the three-month period ended March 31, 2016 compared to the same period in 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had $4,276,726 in cash and cash equivalents and $1,477,255 in net accounts receivable. Current liabilities at March 31, 2016, totaled $2,121,784 including our accounts payable, deferred revenue, accrued liabilities, income taxes payable and other accrued expenses. At March 31, 2016, our current assets exceeded our current liabilities by $3,916,864.

Effective June 24, 2015, the Company renewed its Line of Credit and removed the limitation of the borrowing base calculation, such that the amount of funds available for future borrowings increased to $2,000,000. The Company did not owe any amounts on the Line of Credit at March 31, 2016.

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

2016 Outlook

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

Overall, the demand for our platforms continues to be stable in the majority of the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed and service-based engagements to a cloud-based subscription model, as well as digital distribution offerings. We are positioned well in this space to be both competitive and agile to deliver these platforms to the market at the same or higher gross margins than previous periods, however; as we have seen over the last several quarters, the transition to digital platforms has had a negative effect on our revenue and we expect this trend to continue over the next few quarters.

One of the Company’s competitive strengths is that it has embraced cloud computing early on in its strategy. Making the pivot to a subscription model has and will be key for the long-term sustainable growth management expects from its new platforms.

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

Date: May 9, 2016

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer