Form 10-Q
period 2016-06-30
ISSUER DIRECT CORP
filed 2016-08-04
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,846,894 shares of common stock were issued and outstanding as of August 4, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,990,150	$4,215,145
Accounts receivable (net of allowance for doubtful accounts of $410,297 and $396,884, respectively)	1,285,493	1,253,628
Other current assets	401,586	252,468
Total current assets	6,677,229	5,721,241
Capitalized software (net of accumulated amortization of $104,653 and $25,133, respectively)	1,430,511	723,962
Fixed assets (net of accumulated depreciation of $304,079 and $262,797, respectively)	178,812	175,497
Deferred income tax asset - noncurrent	-	97,974
Other long-term assets	19,326	18,301
Goodwill	2,241,872	2,241,872
Intangible assets (net of accumulated amortization of $3,028,685 and $2,512,704, respectively)	1,675,315	2,191,296
Total assets	$12,223,065	$11,170,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,343	$385,285
Accrued expenses	536,059	995,999
Income taxes payable	281,936	199,613
Deferred revenue	1,009,586	822,481
Total current liabilities	2,125,924	2,403,378
Deferred income tax liability	213,461	94,566
Other long-term liabilities	127,962	113,222
Total liabilities	2,467,347	2,611,166
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,804,394 and 2,785,044 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	2,804	2,785
Additional paid-in capital	8,704,175	8,202,605
Other accumulated comprehensive loss	(22,547)	(35,154)
Retained earnings	1,071,286	388,741
Total stockholders' equity	9,755,718	8,558,977
Total liabilities and stockholders’ equity	$12,223,065	$11,170,143

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$3,134,024	$3,106,389	$6,411,363	$6,150,171
Cost of services	823,721	899,541	1,593,803	1,812,418
Gross profit	2,310,303	2,206,848	4,817,560	4,337,753
Operating costs and expenses:
General and administrative	800,095	907,341	1,642,256	1,787,123
Sales and marketing	671,739	644,564	1,295,699	1,210,620
Product development	89,732	94,464	158,892	193,096
Depreciation and amortization	282,389	263,399	564,147	531,740
Total operating costs and expenses	1,843,955	1,909,768	3,660,994	3,722,579
Operating income	466,348	297,080	1,156,566	615,174
Other income (expense):
Other income	82,052	-	82,052	-
Interest income (expense), net	965	(241,025)	1,957	(485,875)
Total other income (expense)	83,017	(241,025)	84,009	(485,875)
Income before taxes	549,365	56,055	1,240,575	129,299
Income tax benefit (expense)	(192,727)	8,973	(390,648)	172,394
Net income	$356,638	$65,028	$849,927	$301,693
Income per share – basic	$0.13	$0.03	$0.30	$0.13
Income per share - fully diluted	$0.12	$0.03	$0.29	$0.13
Weighted average number of common shares outstanding - basic	2,794,998	2,322,240	2,791,653	2,320,344
Weighted average number of common shares outstanding - fully diluted	2,918,368	2,359,836	2,888,443	2,361,026

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION88336
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$356,638	$65,028	$849,927	$301,693
Foreign currency translation adjustment	2,592	(6,900)	12,607	1,378
Comprehensive income	$359,230	$58,128	$862,534	$303,071

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$849,927	$301,693
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	636,799	531,740
Bad debt expense	88,336	94,276
Deferred income taxes	75,025	(209,898)
Stock-based compensation expense	337,344	278,931
Non-cash interest expense	-	416,670
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(132,537)	366,150
Decrease (increase) in deposits and other current assets	(150,988)	(104,022)
Increase (decrease) in accounts payable	(80,384)	85,936
Increase (decrease) in accrued expenses	(342,972)	47,837
Increase (decrease) in deferred revenue	205,627	106,862
Net cash provided by operating activities	1,486,177	1,916,175

Cash flows from investing activities:
Capitalized software	(518,381)	(202,407)
Purchase of fixed assets	(44,613)	(25,618)
Net cash used in investing activities	(562,994)	(228,025)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	32,360	7,025
Tax benefit on stock-based compensation awards	-	16,191
Payment of dividend	(167,382)	-
Net cash provided by (used in) financing activities	(135,022)	23,216

Net change in Cash	788,161	1,711,366
Cash – beginning	4,215,145	1,721,343
Currency translation adjustment	(13,156)	16,311
Cash – ending	$4,990,150	$3,449,020
Supplemental disclosure for non-cash investing and financing activities
Cash paid for interest	$-	$66,667
Cash paid for income taxes	$262,598	$34,500
Non cash activities
Stock-based compensation - capitalized software	$267,688	$80,845

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Accounting Policies

Basis of Presentation

The unaudited interim consolidated balance sheet as of June 30, 2016 and statements of operations, of comprehensive income, and of cash flows for the three and six-month periods ended June 30, 2016 and 2015 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2015 audited financial statements of Issuer Direct Corporation (referred to herein as the “Company”, “We”, or “Our”) filed on our Form 10-K.

Note 2.    Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

We calculate earnings per share in accordance with Financial Accounting Standards Board (FASB) ASC No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options and restricted stock units totaling 201,250 and 302,750 were excluded in the computation of diluted earnings per common share during the three and six-month periods ended June 30, 2016 and 2015, respectively, because their impact was anti-dilutive.  As of June 30, 2015, 417,712 shares associated with the conversion feature on the convertible note outstanding were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive.

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life.  Costs related to design or maintenance of the software are expensed as incurred.   During the three and six-month periods ended June 30, 2016, the Company capitalized software development costs of $259,505 and $786,069, respectively, compared to $283,252 during the three and six months periods ended June 30, 2015.  There were no amounts capitalized during the three months ended March 31, 2016.  Included in these amounts during the three and six-month periods ended June 30, 2016, were $88,488 and $267,688, respectively, related to stock-based compensation, compared to $80,845 during the three and six-month periods ended June 30, 2015. During the three and six-month periods ended June 30, 2016, the Company recorded amortization expense of $50,847 and $79,520, respectively, on software placed in service, a majority of which is included in Cost of services on the Consolidated Statements of Operations.  There was no amortization during the three and six-month periods ended June 30, 2015.

Fair Value Measurements

As of June 30, 2016 and December 31, 2015, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts.

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

Comprehensive Income

                Comprehensive income consists of net income and other comprehensive income (loss) related to changes in the cumulative foreign currency translation adjustment.

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

Newly Adopted Pronouncements

The FASB has issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU were effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. ASU 2015-16 did not have a significant impact on our financial statements.

The FASB has issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  ASU 2015-05 is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. ASU 2015-05 did not have a significant impact on our financial statements.

The FASB has issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  ASU 2015-01 did not have a significant impact on our financial statements.

The FASB has issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in this ASU do not change the current criteria in US GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current US GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ASU 2014-16 did not have a significant impact on our financial statements.

 The FASB has issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF).  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  ASU 2014-12 did not have a significant impact on our financial statements.

Recent Accounting Pronouncements

The FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, which, among other things, requires the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. This is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities).  The company does not expect this pronouncement to have a significant impact on its financial statements.

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows.  The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that includes the interim period.  Additionally, as a reminder, an entity that elects to early adopt the new guidance must adopt all of the amendments in the same period. The Company is currently in the process of evaluating the impact that this new ASU will have on its financial statements.

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing US GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing US GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018, however, early adoption is permitted. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company is currently in the process of evaluating the impact that this new ASU will have on its financial statements.

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

Note 3:    Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel.  On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of June 30, 2016, 248,500 awards had been issued under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	12,850	5.56	$0.01	12,850
$1.01 - $3.00	1,550	4.90	$1.70	1,550
$3.01 - $4.00	11,000	5.75	$3.33	11,000
$4.01 - $8.00	108,750	5.24	$7.67	67,501
$8.01 - $9.00	40,000	2.14	$8.25	30,000
$9.01 - $10.00	12,500	8.49	$9.26	5,205
$10.01 - $13.49	40,000	2.69	$13.49	22,500
Total	226,650	4.46	$8.20	150,606

As of June 30, 2016, the Company had unrecognized stock compensation related to the options of $551,248.

On January 1, 2016, the Company granted 38,500 restricted stock units with an intrinsic value of $5.80 to certain employees of the Company and on January 21, 2016, the Company granted 50,000 restricted stock units with an intrinsic value of $4.88 to certain members of the Board of Directors. The restricted stock units vest one-third annually over three years.

During the three and six-month periods ended June 30, 2016, 17,500 and 42,500 restricted stock units, respectively, with an average intrinsic value of $7.35 per share, vested upon the achievement of certain milestones, a majority of which, related to the development of the Company’s cloud-based disclosure reporting software. During the three and six-month periods ended June 30, 2016, the Company capitalized a total of $78,300 and $242,100, respectively, related to these restricted stock units, which are included in capitalized software on the Consolidated Balance Sheet. As of June 30, 2016, there was $529,643 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2017. A portion of this is expected to be capitalized as capitalized software.

Note 4:    Income taxes

 We recognized income tax expense of ($192,727) and ($390,648) for the three and six-month periods ended June 30, 2016, respectively, compared to an income tax benefit of $8,973 and $172,394 during the same periods of 2015. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to a partial release of the valuation allowance, foreign rate differentials, state income taxes and non-cash interest.

During the six-month periods ended June 30, 2016 and 2015, the Company released $78,400 and $210,370 of its valuation allowance related to federal and state net operating losses, which resulted in a year-to-date net benefit of $58,586 and $210,370, respectively.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of  PrecisionIR (PIR). At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition. Each quarter, the Company performs a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used. Therefore, as of June 30, 2016, the Company has released portions of the reserve related to tax years through 2016 based on current best estimates of future taxable income.

Note 5:    Operations and Concentrations

For the three and six-month periods ended June 30, 2016 and 2015, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2016	2015	2016	2015
Disclosure management	19.7%	22.2%	19.2%	23.0%
Shareholder communications	61.8%	68.4%	64.2%	68.1%
Platform & technology	18.5%	9.4%	16.6%	8.9%
Total	100.0%	100.0%	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues during the three and six-month periods ended June 30, 2016 or 2015.  We did not have any customers that comprised more than 10% of our total accounts receivable balance at June 30, 2016 or December 31, 2015.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days.

Note 6:    Line of Credit

Effective June 24, 2015, the Company renewed its Line of Credit and removed the limitation of the borrowing base calculation, such that the amount of funds available for future borrowings increased to $2,000,000. The interest rate remained at LIBOR plus 3.0%, and therefore was 3.47% at June 30, 2016. The Company did not owe any amounts on the Line of Credit at June 30, 2016.

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

Note 8:    Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic versus international regions:

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Region	2016	2015	2016	2015
North America	$2,713,482	$2,564,841	$5,548,488	$5,038,155
Europe	420,542	541,548	862,875	1,112,016
Total	$3,134,024	$3,106,389	6,411,363	$6,150,171

Note 9:    Subsequent Events

                On July 7, 2016, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.05 per share. The dividend is payable on August 12, 2016, to stockholders of record as of the close of business on July 25, 2016.

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

Overview

Issuer Direct Corporation and its subsidiaries are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted. We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation. Our corporate offices are located at 500 Perimeter Park Drive, Suite D, Morrisville, North Carolina, 27560.

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

We are a market leader and innovator of disclosure management solutions, shareholder communications tools and cloud–based compliance technologies. With a focus on corporate issuers and mutual funds, we alleviate the complexity of maintaining compliance with our integrated portfolio of products and services that enhance companies' ability to efficiently produce and distribute their financial and business communications both online and in print.

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

Webcasting – Teleconference

There are over 5,000 companies in North America conducting earnings events that include teleconference, webcast or both as part of their events. Our platform incorporates each element of the earnings event including earnings announcement, earnings press release, and SEC Form 8-K filings. There are a handful of our competitors that can offer this today, however, we believe our real-time event setup and integrated approach offers a more effective way to manage the process as well as attract an audience of  investors. Additionally, all webcasts and teleconferences are broadcast live on our Investor Network properties, which allows our clients to reach a broader audience.

We currently market and sell our webcasting platforms and teleconference systems in North America, United Kingdom, Sweden and Germany, the current markets in which we have clients subscribing to our platforms.

Investor Hotline

Our Investor Hotline platform is an add-on product within our shareholder communications business. A good percentage of our clients using this service are Fortune 500 companies, which utilize our platform to extend their corporate investor relations systems to and with our shareholder delivery platform. This system delivers notifications and documents to shareholders, institutions and to industry partners, such as annual and quarterly reports, earnings data, transcripts and other unique content from our issuer clients.

Proxy – Printing and Voting

Our proxy business is marketed as a fully integrated, real-time voting platform for our corporate issuers and their shareholders of record. This platform is utilized for every annual meeting and or special meeting we manage for our client base and offers both full-set mailing and notice of internet availability options.

Platform and Technology

As the Company continues its full transition to a cloud-based subscription business, we expect the platform and technology portion of our business to continue to expand over the next several years. Leading this transition are product subscriptions from each of our core businesses, disclosure management and shareholder communications.

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

Our belief is that once fully marketed and as Blueprint sales begin to ramp, we will see a negative impact on our legacy disclosure services business in the future. However, the margins associated with our subscription business compared to our services business are higher and align with our long-term strategy, as such we believe Blueprint will have a positive impact on our net income in the future.

With our shareholder communications business, we expect to see the biggest change, beginning with Classify – our buy-side, sell-side and media targeting database and intelligence platform. This new subscription-based platform is centered around both our shareholder communications and news distribution businesses. We believe our data-set will be an attractive option for both investor relations and public relations firms and for corporate issuers looking for an alternative to current products in the market, based on price and flexibility, as well as data quality and quantity. Because this is a new offering for Issuer Direct, which will complement other products and services, we anticipate Classify will increase our average revenue per user based on its competitive cloud licensing options.

Additionally, our product roadmap includes further development of both our Investor Network and Classify products that we will continue to commercialize and bring to market during the last half of 2016. These two new cloud-based products will be a key component of our communications technology business. We expect the proprietary data-set to generate revenues from the corporate issuers initially then to the investment community thereafter. The Investor Network is replacing the ARS and Company Spotlight brands as we continue to transition this business from hard copy to digital delivery and real-time engagement. This transition continued during the first half of 2016, and will continue for the remaining part of 2016, as further clients transition from our legacy ARS to our new digital platforms.

In the teleconference and webcasting space we are continuing to spend time developing and integrating our current systems and processes with our disclosure management system. The earnings event business is a highly competitive space with the majority of the business being driven from practitioners in the investor and communications firms. We have performed well and expanded this business in 2015 and the first half of 2016 by increasing the number of customers licensing our webcasting software and believe that will continue throughout 2016.

Results of Operations

Comparison of results of operations for the three and six months ended  June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2016	2015	2016	2015
Disclosure management
Revenue	$616,398	$690,212	$1,231,142	$1,413,412
Gross Margin	$441,955	$502,070	$869,717	$1,008,759
Gross Margin %	72%	73%	71%	71%

Shareholder communications
Revenue	$1,938,197	$2,125,537	$4,119,079	$4,189,737
Gross Margin	$1,387,191	$1,465,352	$3,056,124	$2,878,385
Gross Margin %	72%	69%	74%	69%

Platform & technology
Revenue	$579,429	$290,640	$1,061,142	$547,022
Gross Margin	$481,157	$239,426	$891,719	$450,609
Gross Margin %	83%	82%	84%	82%

Total
Revenue	$3,134,024	$3,106,389	$6,411,363	$6,150,171
Gross Margin	$2,310,303	$2,206,848	$4,817,560	$4,337,753
Gross Margin %	74%	71%	75%	71%

Revenues

Total revenue increased by $27,635, or 1%, to $3,134,024 during the three-month period ended June 30, 2016, as compared to $3,106,389 during the same period of 2015.  Total revenue increased by $261,192, or 4%, to $6,411,363 during the six-month period ended June 30, 2016, as compared to $6,150,171 during the same period of 2015.  It is important to note, included in our revenue for the six-month period ended June 30, 2016, is the benefit of approximately $316,000 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR.

Disclosure management revenue decreased $73,814, or 11%, and $182,270, or 13%, during the three and six-month periods ended June 30, 2016, respectively, as compared to the same periods of 2015.  The decrease was due to declines in our traditional Edgar and XBRL services as we continue to face pricing pressure and experience client attrition in these markets.  Revenue for the three-month period ended June 30, 2016, from our transfer agent business was down compared to the same period of 2015, however, transfer agent revenue has increased for the six-month period ended June 30, 2016, as a result of an increase in corporate directives and actions during the first quarter of 2016.  The timing of these corporate directives and actions are difficult to predict as they are controlled by our clients and the conditions of the market and therefore fluctuate from quarter to quarter.

Shareholder communications revenue decreased $187,340, or 9% and $70,658, or 2%, during the three and six-month periods ended June 30, 2016, respectively, as compared to the same periods of 2015. The decrease in shareholder communications revenue is due to a decline in revenue associated with our hardcopy ARS service offerings as issuers shift from hardcopy fulfillment to digital fulfillment or elect not to continue with the service.  Additionally, customers have migrated from ARS to our Investor Network product, resulting in a shift of approximately $110,000 and $240,000 of revenue during the three and six-month periods ended June 30, 2016, respectively, from  shareholder communications to our platform and technology revenue stream.  These decreases were offset by an increase in revenue from Accesswire, our press release platform, which increased $230,542 and $392,813 during the three and six-month periods ended June 30, 2016, respectively, compared to the same periods of 2015.  Additionally, we experienced an increase in revenue from our proxy printing and distribution services due to an increase in the number of projects for the quarter as well as an increase in revenue from our teleconference services. Included in revenue for the six-month period ended June 30, 2016, is the benefit of approximately $316,000 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR.

Platform and technology revenue increased $288,789, or 99%, and $514,120, or 94%, during the three and six-month periods ended June 30, 2016, respectively, as compared to the same periods of 2015.  The increase is primarily due to the shift of ARS customers to our Investor Network platform noted above as well as licensing of our iProxy product.  As we continued our transition to a subscription model, we continued to see increases in licensing of a majority of our products, including our transfer agent, IRDirect, whistleblower, Blueprint and Classify platforms.

No customers accounted for more than 10% of the operating revenues during the three and six-month periods ended June 30, 2016 or 2015.

Revenue Backlog

At June 30, 2016, we have recorded deferred revenue of $1,009,586 that we expect to recognize over the next twelve months, compared to $822,481 at December 31, 2015. Deferred revenue primarily consists of advance billings for annual service contracts for legacy ARS and our cloud-based platforms.

Cost of services and gross profit

Cost of services consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of services decreased by $75,820, or 8%, and $218,615, or 12%, during the three and six-month periods ended June 30, 2016, respectively, as compared to the same periods of 2015. Overall gross margin increased to 74%, or $2,310,303, during the three-month period ended June 30, 2016, as compared to 71%, or $2,206,848 in the same period of 2015.  Overall gross margin increased to 75%, or $4,817,560, during the six-month period ended June 30, 2016, as compared to 71%, or $4,337,753 in the same period of 2015.  Excluding the benefit associated with the release of the accrual related to unused postage credits, gross margin for the six-month period ended June 30, 2016 would have been 74%.

We achieved margins of 72% from our disclosure management services during the three-month period ended June 30, 2016, compared to margins of 73% during the same period of  2015.  We achieved margins of 71% from our disclosure management services during the six-month periods ended June 30, 2016 and 2015.  As previously discussed, we continued to experience pricing pressure for our Edgar and XBRL services, however, this was offset by incremental margin associated with our transfer agent business on a year-to-date basis.

Gross margins from our shareholder communications services increased to 72% and 74% during the three and six-month periods ended June 30, 2016, respectively, as compared to 69% during the same periods of 2015.  Excluding the benefit associated with the release of the unused postage credits, gross margins for the six-month period ended June 30, 2016 would have been 72%. The increase in gross margin percentage is due to restructuring certain channel partner agreements at the end of 2015 as well as from additional revenue from our high-margin press release business.

Gross margins from platform and technology were 83% and 84% during the three and six-month periods ended June 30, 2016, respectively, as compared to 82% in the same periods of 2015. The increase in gross margin percentage is due to increased revenue associated with a relatively low-fixed cost structure.

Operating expenses

General and administrative

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses decreased $107,246, or 12%, and $144,867, or 8%, during the three and six-month periods ended June 30, 2016, respectively, as compared to the same periods of 2015. The decreases during the three and six-month periods ended June 30, 2016 as compared to the same periods of 2015 were primarily due to decreases in consulting expenses and professional fees, partially offset by increases in stock compensation and franchise taxes.

As a percentage of revenue, General and Administrative expenses were 26% for the three and six-month periods ended June 30, 2016, down from 29% for the same periods of 2015.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, and marketing expenses. Sales and marketing expenses for the three and six-month periods ended June 30, 2016 increased by $27,175, or 4%, and $85,079, or 7%, respectively, as compared to the same periods of 2015.  This increase is due to an increase in sales personnel costs due to an increase in headcount as well as an increase in tradeshow expenses.

As a percentage of revenue, sales and marketing expense was 21% during the three-month periods ended June 30, 2016 and 2015.  As a percentage of revenue, sales and marketing expense was 20% during the six-month periods ended June 30, 2016 and 2015.

Product development

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance our DMS platform.  Product development costs decreased $4,732, or 5%, and $34,204, or 18%, during the three and six-month periods ended June 30, 2016, respectively, compared to the same periods in 2015.  The decrease is the result of the Company increasing personnel resources toward the development of its cloud-based platforms, resulting in the capitalization of more costs as projects move beyond the preliminary planning phase. During the three and six-month periods ended June 30, 2016, the Company capitalized $259,505 and $786,069, respectively, of software development costs, compared to $283,252 in aggregate capitalized during the three and six-month periods ended June 30, 2015, including $100,000 related to the purchase of a cloud-based reporting platform.

Depreciation and amortization

Depreciation and amortization expenses during the three and six-month periods ended June 30, 2016, increased by $18,990, or 7%, and $32,407, or 6%, respectively, as compared to the same periods of 2015. The increase is primarily due to amortization on PIR trademarks, which the Company determined were no longer indefinite lived assets during the fourth quarter of 2015 and as such, began amortizing.

Other income (expense)

Other income

             Other income for the three and six-month periods ended June 30, 2016, is the result of a gain recorded on the excess of the fair value of stock received, in lieu of cash, to settle an outstanding receivable.

Interest income (expense), net

Interest income (expense), net decreased $241,990 and $487,832 during the three and six-month periods ended June 30, 2016, respectively, compared to the same periods of 2015.  The decrease is due to the final conversion of $1,666,673 of principal payable on the 8% Note (see Note 7 of the Consolidated Financial Statements) into 417,712 shares of the Company’s common stock at the conversion price of $3.99 on August 22, 2015. During the three and six-month periods ended June 30, 2015, the Company recorded non-cash interest expense of $208,335 and $416,670, respectively.  During the three and six-month periods ended June 30, 2015, the Company recorded cash interest expense of $33,333 and $66,667, respectively.  As a result of the final conversion in 2015, the Company no longer has any non-cash or cash interest expense associated with the 8% Note.

Income tax benefit (expense)

We recognized income tax expense of ($192,727) and ($390,648) for the three and six-month periods ended June 30, 2016, respectively, compared to an income tax benefit of $8,973 and $172,394 during the same periods of 2015. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items.  The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to a partial release of the valuation allowance, foreign rate differentials, state income taxes and non-cash interest.

During the six-month periods ended June 30, 2016 and 2015, the Company released $78,400 and $210,370 of its valuation allowance related to federal and state net operating losses, which resulted in a year-to-date net benefit of $58,586 and $210,370, respectively.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of  PrecisionIR (PIR).  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.  Each quarter, the Company performs a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used.  Therefore, as of June 30, 2016, the Company has released portions of the reserve related to tax years through 2016 based on current best estimates of future taxable income.

Net income

Net income was $356,638 and $849,927 during the three and six-months ended June 30, 2016, respectively, compared to $65,028 and $301,693 during the same periods of 2015.

During the three and six-month periods ended June 30, 2016, the Company achieved higher gross margins by lowering cost of services through restructuring channel partner agreements and increasing revenue in high margin products and lowered operating expenses by decreasing consulting and professional fees.  Additionally, interest expense decreased as a result of the final conversion of the 8% Note during 2015, offset by an increase in income tax expense as the result of the release of less valuation allowance compared to the three and six-month periods ended June 30, 2015.  Additionally, the six-month period ended June 30, 2016, included the benefit of approximately $316,000, before taxes, related to the reversal of an accrual related to unused postage credits related to ARS clients acquired from PIR.

Liquidity and Capital Resources

As of June 30, 2016, we had $4,990,150 in cash and cash equivalents and $1,285,493 in net accounts receivable. Current liabilities at June 30, 2016, totaled $2,125,924 including our accounts payable, deferred revenue, accrued liabilities, income taxes payable and other accrued expenses. At June 30, 2016, our current assets exceeded our current liabilities by $4,551,305.

Effective June 24, 2015, the Company renewed its Line of Credit and removed the limitation of the borrowing base calculation, such that the amount of funds available for future borrowings increased to $2,000,000. The Company did not owe any amounts on the Line of Credit at June 30, 2016.

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

One of the Company’s competitive strengths is that it has embraced cloud computing early on in its strategy. Making the pivot to a subscription model has been and will be key for the long-term sustainable growth management expects from its new platforms.

We will continue to focus on the following key strategic initiatives during 2016:

●
Continued expansion of our sales and marketing teams,
●
Significant technology advancements and upgrades,
●
Profitable sustainable growth,
●
Positive cash flow from operations,
●
Increased average revenue per user,
●
Expanded customer base,
●
Growth in our newswire business

We believe there is significant demand for our products among the large, middle and small cap markets that are seeking to find better platforms and tools to disseminate and communicate their respective messages, and that we have the capacity to meet the demand.

We have spent and will continue to spend a considerable amount of time and money focused on our product sets, platforms and intellectual property development through 2016. These developments are key to our overall offerings in the market and are necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user as well as higher gross margins as we move into 2016 and beyond.

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

Date: August 4, 2016

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer