Form 10-Q
period 2016-09-30
ISSUER DIRECT CORP
filed 2016-11-03
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,859,944 shares of common stock were issued and outstanding as of November 3, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,135,430	$4,215,145
Accounts receivable (net of allowance for doubtful accounts of $474,806 and $396,884, respectively)	1,323,109	1,253,628
Other current assets	386,110	252,468
Total current assets	6,844,649	5,721,241
Capitalized software (net of accumulated amortization of $155,406 and $25,133, respectively)	1,696,871	723,962
Fixed assets (net of accumulated depreciation of $302,214 and $262,797, respectively)	170,995	175,497
Deferred income tax asset - noncurrent	-	97,974
Other long-term assets	18,253	18,301
Goodwill	2,241,872	2,241,872
Intangible assets (net of accumulated amortization of $3,219,125 and $2,512,704, respectively)	1,484,875	2,191,296
Total assets	$12,457,515	$11,170,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288,488	$385,285
Accrued expenses	687,835	995,999
Income taxes payable	195,164	199,613
Deferred revenue	940,065	822,481
Total current liabilities	2,111,552	2,403,378
Deferred income tax liability	211,124	94,566
Other long-term liabilities	120,438	113,222
Total liabilities	2,443,114	2,611,166
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,847,444 and 2,785,044 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	2,847	2,785
Additional paid-in capital	8,912,428	8,202,605
Other accumulated comprehensive loss	(24,693)	(35,154)
Retained earnings	1,123,819	388,741
Total stockholders' equity	10,014,401	8,558,977
Total liabilities and stockholders’ equity	$12,457,515	$11,170,143

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$2,872,983	$2,787,105	$9,284,346	$8,937,276
Cost of services	739,431	843,007	2,333,234	2,655,425
Gross profit	2,133,552	1,944,098	6,951,112	6,281,851
Operating costs and expenses:
General and administrative	839,364	759,843	2,481,620	2,546,966
Sales and marketing	651,606	519,826	1,947,305	1,730,446
Product development	132,627	63,297	291,519	256,393
Depreciation and amortization	215,666	268,775	779,813	800,515
Total operating costs and expenses	1,839,263	1,611,741	5,500,257	5,334,320
Operating income	294,289	332,357	1,450,855	947,531
Other income (expense):
Other income (expense), net	(7,418)	-	74,634	-
Interest income (expense), net	1,036	(137,150)	2,993	(623,025)
Total other income (expense)	(6,382)	(137,150)	77,627	(623,025)
Income before taxes	287,907	195,207	1,528,482	324,506
Income tax benefit (expense)	(93,029)	(58,477)	(483,677)	113,917
Net income	$194,878	$136,730	$1,044,805	$438,423
Income per share – basic	$0.07	$0.05	$0.37	$0.18
Income per share - fully diluted	$0.07	$0.05	$0.36	$0.18
Weighted average number of common shares outstanding - basic	2,836,066	2,515,767	2,806,566	2,390,524
Weighted average number of common shares outstanding - fully diluted	2,936,149	2,552,586	2,898,973	2,427,886

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$194,878	$136,730	$1,044,805	$438,423
Foreign currency translation adjustment	(2,146)	5,709	10,461	7,087
Comprehensive income	$192,732	$142,439	$1,055,266	$445,510

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,044,805	$438,423
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	899,928	800,515
Bad debt expense	190,690	136,339
Deferred income taxes	72,564	(106,571)
Stock-based compensation expense	460,148	418,865
Non-cash interest expense	-	535,397
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(273,557)	421,412
Decrease (increase) in other assets	(134,564)	(295,643)
Increase (decrease) in accounts payable	(94,946)	122,481
Increase (decrease) in accrued expenses	(281,322)	(168,497)
Increase (decrease) in deferred revenue	136,103	8,474
Net cash provided by operating activities	2,019,849	2,311,195

Cash flows from investing activities:
Capitalized software	(750,938)	(337,401)
Purchase of fixed assets	(58,732)	(45,306)
Net cash used in investing activities	(809,670)	(382,707)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	33,294	21,075
Tax benefit on stock-based compensation awards	-	18,709
Payment of dividend	(309,727)	-
Net cash provided by (used in) financing activities	(276,433)	39,784

Net change in Cash	933,746	1,968,272
Cash – beginning	4,215,145	1,721,343
Currency translation adjustment	(13,461)	1,965
Cash – ending	$5,135,430	$3,691,580
Supplemental disclosure for non-cash investing and financing activities
Cash paid for interest	$-	$85,870
Cash paid for income taxes	$434,595	$265,851
Non cash activities
Stock-based compensation - capitalized software	$352,244	$188,144
Conversion of note payable to common stock	$ -	$ 1,666,673

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2016 and statements of operations, comprehensive income, and cash flows for the three and nine-month periods ended September 30, 2016 and 2015 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2015 audited financial statements of Issuer Direct Corporation (referred to herein as the “Company”, “We”, or “Our”) filed on our Form 10-K.

Note 2.    Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

We calculate earnings per share in accordance with Financial Accounting Standards Board (FASB) ASC No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options totaling 184,417 were excluded in the computation of diluted earnings per common share during both the three and nine-month periods ended September 30, 2016, because their impact was anti-dilutive.  Shares issuable upon the exercise of stock options and restricted stock units totaling 192,750 and 290,250 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2015, respectively, because their impact was anti-dilutive.

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life.  Costs related to design or maintenance of the software are expensed as incurred.   During the three and nine-month periods ended September 30, 2016, the Company capitalized software development costs of $317,113 and $1,103,182, respectively, compared to $242,292 and $525,545 during the three and nine month periods ended September 30, 2015, respectively.  Included in these amounts during the three and nine-month periods ended September 30, 2016, were $84,556 and $352,244, respectively, related to stock-based compensation, compared to $107,299 and $188,144 during the three and nine-month periods ended September 30, 2015. During the three and nine-month periods ended September 30, 2016, the Company recorded amortization expense of $50,753 and $130,273, respectively, on software placed in service, a majority of which is included in Cost of services on the Consolidated Statements of Operations.  There was no amortization during the three and nine-month periods ended September 30, 2015.

Fair Value Measurements

As of September 30, 2016 and December 31, 2015, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value.  At the time of the business combination, the trademarks were considered an indefinite-lived asset and, as such, were not amortized as there was no foreseeable limit to cash flows generated from them, however, in the prior year, management determined certain trademarks associated with PrecisionIR (PIR) to be definite lived assets, and as such, are amortized over their estimated useful life. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships, customer lists, software and technology are amortized over their estimated useful lives.

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

Recent Accounting Pronouncements

The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments, which provides cash flow statement classification guidance for:  1) Debt prepayment or debt extinguishment costs; 2) Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) Contingent consideration payments made after a business combination; 4) Proceeds from the settlement of insurance claims; 5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) Distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) Separately identifiable cash flows and application of the Predominance Principle.  This is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  Early application is permitted, including adoption in an interim period.  The company does not expect this pronouncement to have a significant impact on its financial statements.

The FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, which, among other things, requires the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. This is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The company does not expect this pronouncement to have a significant impact on its financial statements.

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

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing US GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing US GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018, however, early adoption is permitted. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company currently has one lease on its corporate facilities which ends October 31, 2019.  Absent any renewal of the lease or new leases entered into before January 1, 2019, the Company will be required to record a right-to-use asset and corresponding lease liability associated with the remaining lease payments beginning with the first interim period of 2019.  This will increase both balance sheet assets and liabilities, however will not have a significant impact on  the income statement or affect any covenant calculations.

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and several updates to the ASU. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09 as well as the additional updates, which are currently effective for the Company in our year beginning on January 1, 2018.

Note 3:    Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel.  On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of September 30, 2016, 248,500 awards had been granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	12,850	5.31	$0.01	12,850
$1.01 - $3.00	1,000	4.65	$1.70	1,000
$3.01 - $4.00	11,000	5.50	$3.33	11,000
$4.01 - $8.00	102,500	4.86	$7.67	72,500
$8.01 - $9.00	30,000	1.89	$8.25	30,000
$9.01 - $10.00	11,917	8.24	$9.26	6,167
$10.01 - $13.49	40,000	2.44	$13.49	25,000
Total	209,267	4.23	$8.23	158,517

As of September 30, 2016, the Company had unrecognized stock compensation related to the options of $377,974.

On January 1, 2016, the Company granted 38,500 restricted stock units with an intrinsic value of $5.80 to certain employees of the Company and on January 21, 2016, the Company granted 50,000 restricted stock units with an intrinsic value of $4.88 to certain members of the Board of Directors for serving on the Strategic Advisory Committee. The restricted stock units vest one-third annually over three years.  As of September 30, 2016, 7,000 restricted stock units granted on January 1, 2016, were forfeited.

During the three and nine-month periods ended September 30, 2016, 12,500 and 55,000 restricted stock units, respectively, with an average intrinsic value of $7.35 per share, vested upon the achievement of certain milestones, a majority of which, related to the development of the Company’s cloud-based disclosure reporting software. During the three and nine-month periods ended September 30, 2016, the Company capitalized a total of $73,350 and $315,450, respectively, related to these restricted stock units, which are included in capitalized software on the Consolidated Balance Sheet. As of September 30, 2016, there was $423,930 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2019. A portion of this is expected to be capitalized as capitalized software.

Note 4:    Income taxes

 We recognized income tax expense of ($93,029) and ($483,677) for the three and nine-month periods ended September 30, 2016, respectively, compared to income tax expense of ($58,477) and income tax benefit of $113,917 during the same periods of 2015. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to a partial release of the valuation allowance, foreign rate differentials, state income taxes and non-cash interest.

During the nine-month period ended September 30, 2016 and 2015, the Company released $78,400 and $210,370 of its valuation allowance related to federal and state net operating losses, which resulted in a year-to-date net benefit of $72,016 and $210,370, respectively.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of  PIR. At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition. Each quarter, the Company performs a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used. Therefore, as of September 30, 2016, the Company has released portions of the reserve related to tax years through 2016 based on current best estimates of future taxable income.  As of September 30, 2016, the balance of the deferred tax asset related to the federal and state net operating losses is $236,837.

Note 5:    Operations and Concentrations

For the three and nine-month periods ended September 30, 2016 and 2015, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2016	2015	2016	2015
Disclosure management	20.5%	20.8%	19.6%	22.3%
Shareholder communications	62.1%	69.7%	63.6%	68.6%
Platform & technology	17.4%	9.5%	16.8%	9.1%
Total	100.0%	100.0%	100.0%	100.0%

No customers accounted for more than 10% of the operating revenues or accounts receivable during the three and nine-month periods ended September 30, 2016 or 2015.  We did not have any customers that comprised more than 10% of our total accounts receivable balance at September 30, 2016 or December 31, 2015.

We do not believe we had any financial instruments that could have potentially subjected us to significant concentrations of credit risk. A portion of our revenues are paid at the beginning of the month via credit card or in advance by check, the remaining accounts receivable amounts are generally due within 30 days.

Note 6:    Line of Credit

Effective September 2, 2016, the Company renewed its Line of Credit, which reduced the interest rate to LIBOR plus 2.50%.  The amount of funds available for future borrowings remained at $2,000,000. As of September 30, 2016, the interest rate was 3.03% and the Company did not owe any amounts on the Line of Credit.

Note 7:    Note Payable – Related Party

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the acquisition of PIR, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note paid interest on each of March 31, June 30, September 30, and December 31, beginning on September 30, 2013, at a rate of 8% per year. The maturity date of the 8% Note was August 22, 2015. The 8% Note was secured by all of the assets of the Company and was subordinated to the Company’s obligations to its primary financial institution. Furthermore, in connection with the 8% Note Purchase Agreement, a partner of Red Oak was appointed to the Company’s Board of Directors but subsequently resigned as a member of our Board of Directors due to personal reasons and not as a result of a disagreement with the Company on August 18, 2016, as disclosed in the Current Report on Form 8-K filed with the SEC the same day. On November 10, 2014, Red Oak assigned the 8% Note between the Red Oak Fund, LP; Pinnacle Opportunities, LP; and the Red Oak Long Fund, LP; all of which are under management by Red Oak.

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

Note 8:    Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic versus international regions:

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Region	2016	2015	2016	2015
North America	$2,508,532	$2,293,272	$8,057,020	$7,331,427
Europe	364,451	493,833	1,227,326	1,605,849
Total	$2,872,983	$2,787,105	9,284,346	$8,937,276

Note 9:    Subsequent Events

                On October 5, 2016, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.05 per share. The dividend is payable on November 11, 2016, to stockholders of record as of the close of business on October 24, 2016.

                Effective October 1, 2016, the cash compensation for each of the three outside members of the Company's Board of Directors was increased to $3,000 per month due to the increased responsibilities as a result of David Sandberg's resignation as an outside member of the Board of Directors on August 18, 2016.  The structure of the compensation changed from a flat rate of $2,000 per month plus additional compensation for serving on a committee to a flat rate of $3,000 per month. Total monthly compensation to the Board did not change.

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

Issuer Direct is a market leader and innovator of disclosure management solutions, shareholder communications tools and cloud–based compliance technologies. We alleviate the complexity of maintaining compliance with our integrated portfolio of products and services that enhance companies' ability to efficiently produce and distribute their financial and business communications both online and in print.  The Company’s core technology platform – the Disclosure Management System (DMS) – is a secure cloud-based workflow compliance and communications system for corporate issuers, mutual funds, and compliance professionals.

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

We report our product and service revenue in three revenue streams:

●
Disclosure management,
●
Shareholder communications and,
●
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

Investor Outreach and Engagement

Our investor outreach and engagement offering, known as the Annual Report Service ("ARS"), was acquired from PrecisionIR. The ARS business has existed for over 20 years primarily as a physical hard copy delivery service of annual reports and prospectuses globally for tens of thousands of customers. As part of our integration with PrecisionIR during 2014, we updated these legacy systems and integrated them into our disclosure management platform. We intend to continue to operate a portion of this legacy system as well as migrate the remaining install base over to our new outreach and engagement offering we now call Investor Network, which is a digital platform and outreach engagement dataset. Portions of this legacy system are still operational, specifically for those who opt to take advantage of physical delivery of material.

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

Platform and Technology

As the Company continues its transition to a cloud-based subscription business, we expect the platform and technology portion of our business to continue to expand over the next several years. Leading this transition are product subscriptions from each of our core businesses, disclosure management and shareholder communications.

In disclosure management, Blueprint is our cloud-based document conversion, editing and filing platform for corporate issuers seeking to insource the document drafting, editing and filing processes. Blueprint is available in both a secure public cloud within the Company’s disclosure management system, as well as in a private cloud for corporations and the legal community looking to further enhance their internal document process. Blueprint includes both the Edgar and XBRL process for corporate issuers, which leads us to market this solution directly to public companies, mutual funds and the compliance and legal community that serves the industry.

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

In our shareholder communications business, we expect to see the biggest change, resulting from Classify – our buy-side, sell-side and media targeting database and intelligence platform. This new subscription-based platform is centered around both our shareholder communications and news distribution businesses. We believe our data-set will be an attractive option for both investor relations and public relations firms and for corporate issuers looking for an alternative to current products in the market, based on price and flexibility, as well as data quality and quantity. Because this is a new offering for Issuer Direct, which will complement other products and services, we anticipate Classify will increase our average revenue per user based on its competitive cloud licensing options.

Additionally, our product roadmap includes further development of both our Investor Network and Classify products that we will continue to commercialize and bring to market during the last part of 2016. These two new cloud-based products will be a key component of our communications technology business. We expect the proprietary data-set to generate revenues from the corporate issuers initially then to the investment community thereafter. The Investor Network is replacing the ARS and Company Spotlight brands as we continue to transition this business from hard copy to digital delivery and real-time engagement. This transition continued during the first nine months of 2016, and will continue for the remaining part of 2016, as further clients transition from our legacy ARS to our new digital platforms.

In the teleconference and webcasting space we are continuing to spend time developing and integrating our current systems and processes with our disclosure management system. The earnings event business is a highly competitive space with the majority of the business being driven from practitioners in the investor and communications firms. We have performed well and expanded this business in 2015 and the first nine months of 2016 by increasing the number of customers licensing our webcasting software and believe that will continue throughout the remainder of 2016.

Results of Operations

Comparison of results of operations for the three and nine months ended  September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2016	2015	2016	2015
Disclosure management
Revenue	$588,964	$579,845	$1,820,106	$1,993,258
Gross Margin	$390,212	$405,035	$1,259,929	$1,413,793
Gross Margin %	66%	70%	69%	71%

Shareholder communications
Revenue	$1,782,963	$1,941,792	$5,902,042	$6,131,529
Gross Margin	$1,334,023	$1,318,173	$4,390,147	$4,196,560
Gross Margin %	75%	68%	74%	68%

Platform & technology
Revenue	$501,056	$265,468	$1,562,198	$812,489
Gross Margin	$409,317	$220,890	$1,301,036	$671,498
Gross Margin %	82%	83%	83%	83%

Total
Revenue	$2,872,983	$2,787,105	$9,284,346	$8,937,276
Gross Margin	$2,133,552	$1,944,098	$6,951,112	$6,281,851
Gross Margin %	74%	70%	75%	70%

Revenues

Total revenue increased by $85,878, or 3%, to $2,872,983 during the three-month period ended September 30, 2016, as compared to $2,787,105 during the same period of 2015.  Total revenue increased by $347,070, or 4%, to $9,284,346 during the nine-month period ended September 30, 2016, as compared to $8,937,276 during the same period of 2015.  It is important to note, included in our revenue for the nine-month period ended September 30, 2016, is the benefit of approximately $316,000 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR, which we recorded in the first quarter of 2016. However, this reversal does not impact the results for the three-month period ended September 30, 2016.

Disclosure management revenue increased $9,119, or 2%, during the three-month period ended September 30, 2016, as compared to the same period of 2015.  The increase was a result of an increase in revenue from our transfer agent business due to an increase in corporate directives and actions compared to the same period of the prior year.  The timing of these corporate directives and actions are difficult to predict as they are controlled by our clients and the conditions of the market and therefore fluctuate from quarter to quarter. This increase was offset by continued declines in our traditional Edgar and XBRL services as we continue to face pricing pressure and experience client attrition in these markets.  Disclosure management revenue decreased $173,152, or 9%, during the nine-month period ended September 30, 2016, compared to the same period of 2015 due to the aforementioned pricing pressure offset by an increase in revenue from our transfer agent business.

Shareholder communications revenue decreased $158,829, or 8% and $229,487, or 4%, during the three and nine-month periods ended September 30, 2016, respectively, as compared to the same periods of 2015. The decrease in shareholder communications revenue is due to a decline in revenue associated with our hardcopy ARS service offerings as issuers shift from hardcopy fulfillment to digital fulfillment or elect not to continue with the service.  Additionally, customers have migrated from ARS to our Investor Network product, resulting in a shift of approximately $90,000 and $330,000 of revenue during the three and nine-month periods ended September 30, 2016, respectively, from shareholder communications to our platform and technology revenue stream.  These decreases were offset by an increase in revenue from Accesswire, our press release platform, which increased $233,218 and $626,032 during the three and nine-month periods ended September 30, 2016, respectively, compared to the same periods of 2015.  Additionally, we experienced an increase in revenue from our proxy printing and distribution services for both the three and nine-month periods ended September 30, 2016, compared to the same periods of the prior year due to an increase in the number of projects. Included in revenue for the nine-month period ended September 30, 2016, is the benefit of approximately $316,000 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR, which we recorded in the first quarter of 2016. However, this reversal does not impact the results for the three-month period ended September 30, 2016.

Platform and technology revenue increased $235,588, or 89%, and $749,709, or 92%, during the three and nine-month periods ended September 30, 2016, respectively, as compared to the same periods of 2015.  The increase is primarily due to the shift of ARS customers to our Investor Network platform noted above as well as increases in licensing of a majority of our other products, including our transfer agent, IRDirect, iProxy, whistleblower, Blueprint and Classify platforms as we continue our transition to a subscription model.

No customers accounted for more than 10% of the operating revenues or accounts receivable during the three and nine-month periods ended September 30, 2016 or 2015.

Revenue Backlog

At September 30, 2016, we have recorded deferred revenue of $940,065 that we expect to recognize over the next twelve months, compared to $822,481 at December 31, 2015. Deferred revenue primarily consists of advance billings for annual service contracts for legacy ARS and our cloud-based platforms.

Cost of services and gross profit

Cost of services consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers.  Cost of services decreased by $103,576, or 12%, and $322,191, or 12%, during the three and nine-month periods ended September 30, 2016, respectively, as compared to the same periods of 2015. Overall gross margin increased to 74%, or $2,133,552, during the three-month period ended September 30, 2016, as compared to 70%, or $1,944,098 in the same period of 2015.  Overall gross margin increased to 75%, or $6,951,112, during the nine-month period ended September 30, 2016, as compared to 70%, or $6,281,851 in the same period of 2015.  Excluding the benefit associated with the release of the accrual related to unused postage credits, gross margin for the nine-month period ended September 30, 2016 would have been 74%.

We achieved margins of 66% and 69% from our disclosure management services during the three and nine-month periods ended September 30, 2016, respectively, compared to margins of 70% and 71% during the same periods of  2015.  As previously discussed, we continued to experience pricing pressure from our Edgar and XBRL services, however, this was partially offset by incremental margin associated with our transfer agent business.

Gross margins from our shareholder communications services increased to 75% and 74% during the three and nine-month periods ended September 30, 2016, respectively, as compared to 68% during the same periods of 2015.  Excluding the benefit associated with the release of the unused postage credits, gross margins for the nine-month period ended September 30, 2016 would have been 73%. The increase in gross margin percentage is due to restructuring certain channel partner agreements at the end of 2015 as well as from additional revenue from our high-margin press release business.

Gross margins from platform and technology were 82% and 83% during the three and nine-month periods ended September 30, 2016, respectively, as compared to 83% in the same periods of 2015. Gross margins remained consistent with the prior year as additional revenue was offset by additional depreciation of  capitalized software.

Operating expenses

General and administrative

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses increased $79,521, or 10%, during the three-month period ended September 30, 2016, compared to the same period of the prior year.  The increase is primarily related to an increase in personnel expenses and bad debt expense offset by a decrease in consulting expenses.  General and administrative expenses decreased $65,346, or 3%, during the nine-month period ended September 30, 2016, respectively, as compared to the same period of 2015. The decrease was primarily due to decreases in consulting expenses and professional fees, partially offset by increases in personnel expenses, bad debt expense and franchise taxes.

As a percentage of revenue, General and Administrative expenses were 29% and 27%  for the three and nine-month periods ended September 30, 2016, respectively, compared to 27% and 28% for the same periods of 2015.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, and marketing expenses. Sales and marketing expenses for the three and nine-month periods ended September 30, 2016, increased by $131,780, or 25%, and $216,859, or 13%, respectively, as compared to the same periods of 2015.  This increase is due to an increase in sales personnel costs due to an increase in headcount as well as an increase in tradeshow expenses.

As a percentage of revenue, sales and marketing expense increased to 23% and 21% during the three and nine-month periods ended September 30, 2016, respectively, compared to 19% during the same periods of the prior year.

Product development

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance our DMS platform.  Product development costs increased $69,330, or 110%, and $35,126, or 14%, during the three and nine-month periods ended September 30, 2016, respectively, compared to the same periods in 2015.  The increase is the result of the Company increasing personnel resources toward the development of its cloud-based platforms. During the three and nine-month periods ended September 30, 2016, the Company capitalized software development costs of $317,113 and $1,103,182, respectively, compared to $242,292 and $525,545 during the three and nine month periods ended September 30, 2015, respectively.

Depreciation and amortization

Depreciation and amortization expenses during the three and nine-month periods ended September 30, 2016, decreased by $53,109, or 20%, and $20,702, or 3%, respectively, as compared to the same periods of 2015. The decrease is primarily due to lower amortization of certain intangible assets acquired in the PIR acquisition, which became fully amortized during the three-month period ended September 30, 2016.

Other income (expense)

Other income (expense)

             Other income (expense) for the three and nine-month periods ended September 30, 2016, is the result of a gain (loss) recorded on the excess of the fair value of stock received, in lieu of cash, to settle an outstanding receivable.

Interest income (expense), net

Interest income (expense), net decreased $138,186 and $626,018 during the three and nine-month periods ended September 30, 2016, respectively, compared to the same period of 2015.  The decrease is due to the final conversion of $1,666,673 of principal payable on the 8% Note (See Note 7 of the Consolidated Financial Statements) into 417,712 shares of the Company's common stock at the conversion price of $3.99 on August 22, 2015.  During the three and nine-month periods ended September 30, 2015, the Company recorded non-cash interest expense of $188,728 and $535,397, respectively.  During the three and nine-month periods ended September 30, 2015, the Company recorded cash interest expense of $19,203, and $85,870, respectively.  As a result of the final conversion in 2015, the Company no longer has any non-cash or cash interest expense associated with the 8% Note.

Income tax benefit (expense)

We recognized income tax expense of ($93,029) and ($483,677) for the three and nine-month periods ended September 30, 2016, respectively, compared to an income tax expense of  ($58,477) and income tax benefit of $113,917 during the same periods of 2015. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items.  The variation between the Company’s estimated annual effective tax rate and the US Statutory rate of 34% is due primarily to a partial release of the valuation allowance, foreign rate differentials, state income taxes and non-cash interest.

During the nine-month period ended September 30, 2016 and 2015, the Company released $78,400 and $210,370 of its valuation allowance related to federal and state net operating losses, which resulted in a year-to-date net benefit of $72,016 and $210,370, respectively.  The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of  PIR. At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition. Each quarter, the Company performs a detailed analysis to determine its ability to utilize the tax benefits and determined that portions of the tax benefits could be used. Therefore, as of September 30, 2016, the Company has released portions of the reserve related to tax years through 2016 based on current best estimates of future taxable income.

Net income

Net income was $194,878 and $1,044,805 during the three and nine-month periods ended September 30, 2016, respectively, compared to $136,730 and $438,423 during the same periods of 2015.

During the three and nine-month periods ended September 30, 2016, the Company continued its transition to a cloud-based subscription model and achieved higher gross margins by lowering cost of services and increasing revenue in high margin products.  Operating expenses increased as the Company increased headcount and invested more on sales and marketing initiatives to drive revenue from our cloud-based subscription model.  Additionally, interest expense decreased as a result of the final conversion of the 8% Note during 2015, offset by an increase in income tax expense as the result of the release of less valuation allowance compared to the prior year.  Additionally, the nine-month period ended September 30, 2016, included the benefit of approximately $316,000, before taxes, related to the reversal of an accrual related to unused postage credits related to ARS clients acquired from PIR.

Liquidity and Capital Resources

As of September 30, 2016, we had $5,135,430 in cash and cash equivalents and $1,323,109 in net accounts receivable. Current liabilities at September 30, 2016, totaled $2,111,552 including our accounts payable, deferred revenue, accrued liabilities, income taxes payable and other accrued expenses. At September 30, 2016, our current assets exceeded our current liabilities by $4,733,097.

Effective September 2, 2016, the Company renewed its Line of Credit, which reduced the interest rate to LIBOR plus 2.50%.  The amount of funds available for future borrowings remained at $2,000,000. The Company did not owe any amounts on the Line of Credit at September 30, 2016.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations, however, it is possible that we will have to raise additional funds through the issuance of equity. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to pay dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

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

Overall, the demand for our platforms continues to be stable in the majority of the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed and service-based engagements to a cloud-based subscription model, as well as digital distribution offerings. We are positioned well in this space to be both competitive and agile to deliver these platforms to the market at the same or higher gross margins than the previous periods.

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

We have spent and will continue to spend a considerable amount of time and money focused on our product sets, platforms and intellectual property development through 2016. These developments are key to our overall offerings in the market and are necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user as well as higher gross margins as we move beyond 2016.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

           Not applicable

ITEM 4.
CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and have not changed since its most recent annual report.

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

Date: November 3, 2016

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer