Form 10-K
period 2016-12-31
ISSUER DIRECT CORP
filed 2017-03-14
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2016
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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's second fiscal quarter, was approximately $18,172,473 based on the closing price reported on the NYSE MKT as of such date.

As of March 14, 2017, the number of outstanding shares of the registrant's common stock was 2,904,114.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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
●
Our ability to raise capital to fund potential acquisitions or other growth initiatives.
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

Businesses

Issuer Direct is a market leader and innovator of disclosure management solutions, shareholder communications tools and cloud–based compliance technologies. We alleviate the complexity of maintaining compliance with our integrated portfolio of products and services that enhance companies' ability to efficiently produce and distribute their financial and business communications both online and in print.  The Company’s core technology, Platform id (formerly our Disclosure Management System, or DMS) – is a secure cloud-based communications and compliance system for corporate issuers, mutual funds, and compliance professionals.

We work with a diverse client base in the financial services industry, including brokerage firms, banks and mutual funds.  We also sell products and services to corporate issuers, professional firms, such as investor relations and public relations, and the accounting and the legal communities. Corporate issuers and their constituents utilize our cloud-based platforms and related services from document creation all the way to dissemination to regulatory bodies, platforms and shareholders.

We report our product and service revenue in three revenue streams:

●
Disclosure management,
●
Shareholder communications and,
●
Platform and technology

Our current brands and products include the following:

●
Issuer Direct™
●
Accesswire™
●
Investor Network™
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

Press Release Distribution

Our press release platform, Accesswire, is a cost-effective FD (Fair Disclosure) news dissemination service. We acquired the business on October 29, 2014.  Accesswire is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other shareholder communications services. A disruption in any of these partnerships could have an adverse impact on our business.

The Accesswire business focuses on press release distribution for both private and publicly held companies. We anticipate the press release business to be an area where we will continue to add new clients throughout 2017 and beyond, and as such, we will continue to brand our press release offerings under the name Accesswire, which we believe will solidify our market position in the newswire business.

Investor Outreach and Engagement

Our investor outreach and engagement offering, formerly known as the Annual Report Service ("ARS"), now known as the Investor Network, was acquired from PrecisionIR ("PIR"). The ARS business has existed for over 20 years primarily as a physical hard copy delivery service of annual reports and prospectuses globally for tens of thousands of customers. As part of our integration with PrecisionIR during 2014, we updated these legacy systems and integrated them into our platform. We continue to operate a portion of this legacy system and continue to migrate the install base over to Investor Network, which is a digital platform and outreach engagement dataset. Portions of this legacy system are still operational, specifically for those who opt to take advantage of physical delivery of material.

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

In disclosure management, Blueprint is our cloud-based document conversion, editing and filing platform for corporate issuers seeking to insource the document drafting, editing and filing processes. Blueprint is available in both a secure public cloud within the Company’s disclosure management system, as well as in a private cloud for corporations, mutual funds and the legal community looking to further enhance their internal document process. Our belief is that once fully marketed and as Blueprint sales begin to ramp, we will see a negative impact on our legacy disclosure services business in the future. However, the margins associated with our subscription business compared to our services business are higher and align with our long-term strategy, as such we believe Blueprint will have a positive impact on our net income in the future.

In our shareholder communications business we have Classify – our buy-side, sell-side and media targeting database and intelligence platform. This new subscription-based platform is centered around both our shareholder communications and news distribution businesses. We believe our data-set will be an attractive option for both investor relations and public relations firms and for corporate issuers looking for an alternative to current products in the market, based on price and flexibility, as well as data quality and quantity. Because this is a new offering for Issuer Direct, which will complement other products and services, we anticipate Classify will increase our average revenue per user based on its competitive cloud licensing options.

Additionally, our product roadmap includes further development of both our Investor Network and Classify products that we will continue to commercialize and bring to market during the first half of 2017. These two new cloud-based products will be a key component of our communications technology business. We expect the proprietary data-set to generate revenues from the corporate issuers initially then to the investment community thereafter. The Investor Network has replaced the ARS and Company Spotlight brands as we continue to transition this business from hard copy to digital delivery and real-time engagement. This transition continued during 2016, and will continue for the beginning part of 2017, as further clients transition from our legacy ARS to our new digital platforms.

In the teleconference and webcasting space we are continuing to spend time developing and integrating our current systems and processes with our platform and partners. The earnings event business is a highly competitive space with the majority of the business being driven from practitioners in the investor and communications firms. During the end of 2016, we created an application protocol interface (API) for the webcast marketplace, and will begin partnering with publishers, and other platforms to license our datasets, which we believe will further increase our brand awareness. This API license will allow publishers to query single or multiple companies' current and past earnings calls and present those on their platforms. We believe this will increase the demand for our webcasting services.

Our Strategy

We strive to improve the way businesses collect, manage, communicate, report and analyze their data. Our overall strategy includes:

Expansion of Current Customers

We expect to continue to see demand for our products within our client base. Migrating client contracts over to our subscription-based platforms will naturally help align the Company’s recurring revenues and long-term strategies. Additionally, as part of our client expansion efforts, we are committed to working beyond the single point of contact and into the entire C suite (CEO, CFO, IRO, Corporate Secretary, etc.).

Focus on Organic Growth

Our primary growth strategy continues to be selling our subscription-based platforms via Platform id to new clients under our cloud-based arrangement, whereas in the past we were inclined to sell single solutions and not subscriptions, in highly commoditized businesses, that resulted in significant pricing pressures.

 New Offerings

During 2017 and going forward, we will continue to innovate, improve and build new applications into and with our platform; with the ultimate objective of developing applications in combination, that are not offered by our competitors. As a company focused on technology offerings, we understand the importance of advancements and fully appreciate the risks and consequences of losing our position as a market leader- a very common mistake many technology companies have made. The pursuit of technological innovation is and has been a part of our overall strategy as an organization over the last several years.

During 2017 we will bring to market several new products and platforms targeted at both our current install base as well as new clients. Many of these will be evident in our Investor Network brands and platforms – where we are reinventing the destination for both the professional and retail investors.

For example, we are seeing significant opportunities as a result of the Securities and Exchange Commission's new rule, Regulation A+. Regulation A+ offers us the opportunity to build, market and solidify our platform as a viable option to private companies seeking to raise capital under this rule and/or go public via this new regulation compared to a traditional initial public offering. Specifically, we believe our current technology and platforms as well as enhancements currently being made to our platforms may allow us to establish relationships much earlier in the life cycle of a business as it contemplates going public.  A typical Regulation A+ offering will require substantial support in terms of processing subscription agreements and other offering coordination.   We believe these increased needs of issuers will fit well with our Blueprint, Classify, Accesswire and stock transfer product bundles and potentially create higher revenues per issuer than we achieved in 2016. We intend to create and release certain platform API's during the first half of 2017 that will hopefully give us a competitive advantage in the Regulations A+ space.

Acquisition Strategy

We will continue to evaluate complimentary verticals and systems that we can integrate well into our current platforms. These opportunities need to be accretive and consistent with what the Company has done in the past. We will continue to maintain our product and technology focus, so it is highly likely we will look for acquisitions in areas we currently have revenues, that we refer to as "bolt on". In these transactions we will tend to look for key people, technologies, and long-term clients that will further enhance our overall market position.

Sales and Marketing

During 2017, we will continue to strengthen our brands in the market, by working aggressively to expand our new client footprint and continue to cross sell to increase average revenue per user. Our platform, systems and operations are built to handle growth – so with little capital or operational expense we can leverage this growth to produce further bottom line profits and cash flows.

Sales

Our global sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2016 with a multi-tier organization, made up of Strategic Account Managers and Account Executives. We believe this structured approach is the most efficient and highly impactful way to reach new clients and also grow our current install base. The total compensation packages for these teams are heavily weighted with commission compensation and base salary to incent sales.  All members of the team have sales quotas. At the end of December 31, 2016, we employed 14 full-time equivalent sales personnel.

We are on track to continue to expand our sales headcount during 2017 both in our current markets and also in verticals or countries where we have not typically had a sales presence. However, we expect a majority of the increase to be in our Accesswire business as well as in our cloud-based subscription products.

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

Technology

We will continue to make investments in our technology, as we transition our business from a historically service-oriented business to a cloud-based subscription organization. In all of our offerings, quality, support, and scalability as well as the need to preserve the confidential content of our clients is of utmost importance and part of our core values.

Industry Overview

Our industry benefits from increased regulatory requirements and the need for platforms and systems to manage these new regulations. Additionally, the industry along with cloud-based technologies have matured considerably over the past several years, whereby corporate issuers and communication professionals are seeking platforms and systems to do some, if not all the work themselves. We are uniquely positioned in this new environment to benefit from software licensing and further advancements of Platform id.

The business services industry as it relates to compliance and communications is highly fragmented, with hundreds of independent service companies that provide a range of financial reporting, document management services and with a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. During 2016, we spent a considerable amount of time growing several new service offerings beyond our traditional compliance reporting and transaction services business. These new offerings will afford us the ability to reduce our revenue seasonality and provide a new baseline of recurring annualized contracts under our new subscription-based business.

Competition

Despite some consolidation in recent years, the industry remains both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality and the ability to service client demands. Management has been focused on offsetting these risks relating to competition as well as the seasonality by introducing its cloud-based subscription platforms, with significantly higher margins, clear competitive advantages and scalability to withstand market and pricing pressures.

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

Customers

Our customers include a wide variety of issuers, mutual funds, law firms, brokerage firms, banks, individuals, and other institutions. For the year ended December 31, 2016, we did work for approximately 2900 clients on our Accesswire platform and 1200 clients through our other products and services.  We did not have any customers during the year ended December 31, 2016 that accounted for more than 10% of our revenue and no customer represented more than 10% of our year end accounts receivable balance.

Employees

As of December 31, 2016, we employed sixty full-time employees as compared to fifty-three full-time employees at December 31, 2015, none of which are represented by a union. Our employees work in our corporate offices in North Carolina, and in satellite locations throughout North America and the United Kingdom.

Facilities

Our headquarters are located in Morrisville, North Carolina. In October 2015, we agreed to an extension on our current lease to extend the maturity through October 2019. Our current office includes 16,059 square feet of office space. We believe we have sufficient space to sustain our growth through 2019. Additionally, we also have a shared office facility in London, England.

Insurance

We maintain both a general business liability policy and an errors and omissions policy in excess of $5,000,000 specific to our industry and operations. We believe that our insurance policies provide adequate coverage for all reasonable risks associated with operating our business. Additionally, we maintain a Directors and Officers insurance policy, which is standard for our industry and size. We also maintain key man life insurance on our Chief Executive Officer, our Chief Financial Officer, and one other key individual.

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

In the European Union (EU), the securities and reporting authorities tend to be based on exchanges as well as individual country disclosure requirements. We currently work with our stock exchange partners to deliver our solutions. We believe this is the best approach as this market is highly complex and divided in comparison to our North American markets.

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

We anticipate that our disclosure management services business will continue to contribute to our operating results going forward. The market for these services depends in part on the demand for investor documents, which is driven largely by capital markets activity and the requirements of the SEC and other regulatory bodies. Any rulemaking substantially affecting the content of documents to be filed and the method of their delivery could have an adverse effect on our business. Our disclosure management revenues will be adversely affected as clients implement technologies enabling them to produce and disseminate documents on their own.

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

Approximately 13% of our revenue is generated overseas and the unstable global financial markets may adversely impact our revenue.

Approximately 13% of our annual revenue is generated in Europe.  Global financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our ability to perform services or to get paid for services rendered.

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

On August 22, 2013, the Company, and PrecisionIR Group Inc. (“PIR” or “PrecisionIR”) consummated an Agreement and Plan of Merger (the “Acquisition Agreement”).   On October 29, 2014, the Company purchased Accesswire.  Accesswire is dependent upon a few key partners for news distribution, some of which are also partners that we rely-on for other shareholder communications services.  A disruption in any of these partnership relationships could have an adverse impact on our business.  Furthermore, we acquired software with the acquisition of Accesswire.  Performance issues with this technology could also have an adverse impact on our ability to serve our customers.

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

We have incurred operating losses in the past and may do so again in the future

The Company has incurred operating losses in the past and may do so again in the future. At December 31, 2016, the Company had $1,491,225 of retained earnings. Although we have generated positive cash flows from operations for the past nine years, there can be no assurances that we will be able to do so in the future.  As we continue to invest in our cloud-based technologies and sales and marketing teams, we could experience fluctuations in our cash flows from operations and retained earnings and there are no guarantees that our business can continue to generate the current revenue levels.

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

The acceptance of our services depends on a number of factors, including the nature and size of the potential customer base, the effectiveness of our system, and the extent of the commitment being made by the potential customer, and is difficult to predict.  Currently, our sales and marketing expenses per customer are fairly low. If potential customers take longer than we expect to decide whether to use our services and require that we travel to their sites, present more marketing material, or spend more time in completing the sales process, our selling expenses could increase, and we may need to raise additional capital sooner than we would otherwise need to.

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

If we are unable to successfully develop and timely introduce new technology-based products or enhance existing technology-based products, our business may be adversely affected.

In the past few years, we have expended significant resources to develop and introduce new technology-based products and improve and enhance our existing technology-based products in an attempt to maintain or increase our sales. The long-term success of new or enhanced technology-based products may depend on a number of factors including, but not limited to, the following: anticipating and effectively addressing customer preferences and demand, the success of our sales and marketing efforts, timely and successful development, changes in governmental regulations and the quality of or defects in our products.

The development of our technology-based products is complex and costly, and we typically have multiple technology-based products in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and enhanced technology-based products. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results. Unanticipated problems in developing technology-based products could also divert substantial development resources, which may impair our ability to develop new technology-based products and enhancements of such products, and could substantially increase our costs. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our development efforts, and our business may be adversely affected.

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

An investment in the shares involves a high degree of risk. An investment in shares of our common stock is suitable only for investors who can bear a loss of their entire investment.  We paid dividends in 2012, and in part of 2013, and every quarter since the fourth quarter of 2015, but there can be no assurances that dividends will be paid in the future in the form of either cash or stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTY.

Our headquarters are located in Morrisville, North Carolina. In October 2015, we agreed to an extension on our current lease to extend the maturity through October 2019. Our current office includes 16,059 square feet of office space. We believe we have sufficient space to sustain our growth through 2019. Additionally, we also have a shared office facility in London, England.

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

The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Year ended December 31, 2016
Quarter Ended March 31, 2016	$5.80	$4.88
Quarter Ended June 30, 2016	6.50	5.32
Quarter Ended September 30, 2016	7.67	6.40
Quarter Ended December 31, 2016	$9.05	$7.20
Year ended December 31, 2015
Quarter Ended March 31, 2015	$11.79	$8.54
Quarter Ended June 30, 2015	8.48	6.77
Quarter Ended September 30, 2015	10.50	5.49
Quarter Ended December 31, 2015	$8.15	$5.77

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

Holders of Record

As of December 31, 2016, there were approximately 150 registered holders of record of our common stock and 2,860,944 shares outstanding.

Issuer Purchases of Equity Securities

The Company has not repurchased any shares of common stock during the years ended December 31, 2016 or 2015.

Dividends

During the year ended December 31, 2016, we paid dividends totaling $452,724 or $0.16 per share.  During the year ended December 31, 2015, we paid dividends totaling $83,101 or $0.03 per share.  There can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

ITEM 6. SELECT FINANCIAL DATA.

Summary of Operations for the periods ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Statement of Operations
Revenue	$12,058,866	$11,619,883
Cost of revenues	3,024,339	3,447,992
Gross profit	9,034,527	8,171,891
Operating costs	7,099,214	7,537,655
Operating income	1,935,313	634,236
Other income	80,165	—
Interest income (expense), net	4,080	(622,139)
Income before taxes	2,019,558	12,097
Income tax expense (benefit)	464,350	(132,487)
Net income	$1,555,208	$144,584

Concentrations:

For the years ended December 31, 2016 and December 31, 2015, we generated revenues from the following revenue streams as a percentage of total revenue:

	2016	2015
Revenue Streams
Disclosure management	19.6%	22.1%
Shareholder communications	62.5%	68.4%
Platform and technology	17.9%	9.5%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase or decrease for the years ended December 31, 2016 and December 31, 2015:

	Year ended December 31,
	2016	2015	% change
Revenue Streams
Disclosure management	$2,367,504	$2,569,415	(7.9)%
Shareholder communications	7,539,098	7,942,421	(5.1)%
Platform and technology	2,152,264	1,108,047	94.2%
Total	$12,058,866	$11,619,883	3.8%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission, including Item 1A of this Report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of this report. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-K are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

For the year ended December 31, 2016, total revenue increased 4% to $12,058,866 from $11,619,883 in 2015, an increase of $438,983. Approximately $316,040 of the increase is related to the one-time reversal of an accrual of unused postage credits related to ARS clients acquired from PIR. Revenue from our platform and technology revenue stream increased $1,044,217, or 94%, primarily as a result of a shift of ARS customers to our Investor Network platform as well as an increase in the licensing of our transfer agent, IRDirect, iProxy, whistleblower, Blueprint and Classify platforms. Revenue from our disclosure management revenue stream decreased $201,911, or 8%, primarily as a result of competition in the marketplace for our Edgar and XBRL services, partiallyoffset by an increase in transfer agent services due to corporate transactions. Excluding the benefit of the one-time reversal of the accrual for unused postage credits noted earlier, revenue from our shareholder communications revenue stream decreased $719,363, as we continue to experience a decline in revenue associated with our hardcopy ARS service offerings as issuers shift from hardcopy fulfillment to digital fulfillment or elect not to continue with the service. However, this was partially offset by increases in revenue from our Accesswire press release platform and our proxy printing and distribution services.

Overall, gross margin increased to 75% for the year ended December 31, 2016, compared to 70% for 2015. Excluding the benefit associated with the release of the accrual related to unused postage credits, gross margin for the year ended December 31, 2016, would have been 74%. The increase in gross margin is attributable to our continued transition to a cloud-based subscription model as well as from increased revenue in our high margin press release business.

For the year ended December 31, 2016, operating expenses decreased to $7,099,214, as compared to $7,537,655 in 2015. The decrease is primarily due to an impairment loss on intangible assets of $547,000, recognized during the year ended December 31, 2015, as well as a decrease in depreciation and amortization during the year ended December 31, 2016, due to certain intangible assets acquired in the PIR acquisition, which became fully amortized during the year. These decreases were partially offset by an increase in sales and marketing expenses due to increased headcount and new marketing initiatives, primarily at investor conferences and tradeshows.

Other income for the year ended December 31, 2016, is due to a gain recorded on the excess of the fair value of stock received, in lieu of cash, to settle an outstanding receivable.  The decrease in interest expense is the result of the final conversion of a note payable into 417,712 shares of the Company's common stock during the year ended December 31, 2015, and thus, no interest expense was recorded during the year ended December 31, 2016.

In 2016, we had income before taxes of $2,019,558 compared to $12,097 in 2015. We recorded income tax expense of $464,350 during the year ended December 31, 2016, compared to a benefit of $(132,487) during the year ended December 31, 2015. The increase in income tax expense is primarily related to the increase in taxable income for the year ended December 31, 2016, compared to 2015.  During the years ended December 31, 2016 and 2015, the Company released a portion of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $211,245 and $179,426, respectively, and resulted in the income tax benefit recorded in 2015.  Net income was $1,555,208 in 2016 compared to $144,584 in 2015.

In 2017, we expect to achieve growth in our Accesswire press release business as well as in our platform and technology revenue stream due to our continued investment in our cloud-based platforms.  However, we may continue to see declines in shareholder communications revenue stream, as customers transition from the traditional print fulfillment of annual reports to both Classify and Investor Network.  Additionally, we may experience declines in disclosure management revenue as customers transition to Blueprint and we continue to face pricing pressure in the market.

Results of Operations

Comparison of results of operations for the years ended December 31, 2016 and 2015

	Year ended
	December 31,
Revenue Streams	2016	2015
Disclosure management
Revenue	$2,367,504	$2,569,415
Gross margin	$1,647,430	$1,806,531
Gross margin %	70%	70%

Shareholder communications
Revenue	7,539,098	7,942,421
Gross margin	5,591,249	5,440,349
Gross margin %	74%	68%

Platform and technology
Revenue	2,152,264	1,108,047
Gross margin	1,795,848	925,011
Gross margin %	83%	83%

Total
Revenue	$12,058,866	$11,619,883
Gross margin	$9,034,527	$8,171,891
Gross margin %	75%	70%

Revenues

Total revenue increased by $438,983, or 4%, to $12,058,866 during the year ended December 31, 2016, as compared to $11,619,883 in 2015.  It is important to note, included in our revenue for the year ended December 31, 2016, is the one-time benefit of $316,040 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR.

Disclosure management revenue decreased $201,911, or 8%, during the year ended December 31, 2016, as compared to 2015. The decrease was mostly due to a decline in revenue from our Edgar and XBRL services, which declined $369,121 during the year ended December 31, 2016, compared to the same period of 2015, as the Company continued to experience pricing pressure on these services as well as client attrition.  Additionally, we transitioned some of our clients to our Blueprint platform, allowing them to self-file with our new cloud-based product.  This has resulted in a shift in some revenue to our platform and technology revenue stream, a trend which we expect to continue.  However, this decrease was partially offset by an increase in revenue from our transfer agent business due to an increase in clients as well as an increase in corporate directives and actions compared to the same period of the prior year.  The timing of these corporate directives and actions are difficult to predict as they are controlled by our clients and the conditions of the market and therefore fluctuate from year to year.

Shareholder communications revenue decreased $403,323 or 5% during the year ended December 31, 2016, as compared to 2015. The decrease in shareholder communications revenue is due to a decline in revenue associated with our hardcopy ARS service offerings as issuers shift from hardcopy fulfillment to digital fulfillment or elect not to continue with the service.  Additionally, customers have migrated from ARS to our Investor Network product, resulting in a shift of approximately $413,000 of revenue during the year ended December 31, 2016, from shareholder communications to our platform and technology revenue stream.  These decreases were offset by an increase in revenue from Accesswire, our press release platform, which increased $807,172 during the year ended December 31, 2016, compared to the same period of 2015.  The increase is due to successful penetration into the newswire market and the addition of both new public and private customers.  We expect to continue to invest in this platform, by increasing distribution, sales staff and marketing in order to continue our growth trends.  Additionally, revenue increased in our proxy printing and distribution services for the year ended December 31, 2016, compared to the prior year due to an increase in the number of projects, resulting from successful cross selling of new transfer agent clients. Included in revenue for year ended December 31, 2016, is the one-time benefit of $316,040 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR.

Platform and technology revenue increased $1,044,217, or 94% during the year ended December 31, 2016, as compared to 2015. The increase is primarily due to the shift of ARS customers to our Investor Network platform noted above as well as increases in licensing of a majority of our other products, including our transfer agent, iRDirect, iProxy, whistleblower, Blueprint and Classify platforms, as we continue our transition to a subscription model.  Revenue from this stream increased to 17.9% of total revenue during the year ended December 31, 2016, compared to 9.5% during the prior year.  Along with our press release platform, the Company plans to continue to invest in these platforms in order to further drive an increase in licenses and revenue growth.

2016 Revenue Backlog

At December 31, 2016, we have deferred revenue of $842,642 that we expect to recognize throughout 2017, compared to $822,481 at December 31, 2015. Deferred revenue primarily consists of advance billings for annual contracts for our legacy annual report service and licenses of our cloud-based platforms.

Cost of Revenues

Cost of revenues consists primarily of direct labor costs, third party licensing, warehousing, logistics, print production materials, postage and outside services directly related to the delivery of services to our customers as well as depreciation of capitalized software related to our platforms licensed to customers. Cost of revenues decreased by $423,653, or 12% during the year ended December 31, 2016, as compared to 2015. Overall gross margin increased to 75% for the year ended December 31, 2016, as compared to 70% for the year ended December 31, 2015.  Excluding the benefit associated with the release of the accrual related to unused postage credits, gross margin for the year ended December 31, 2016, would have been 74%.

We achieved margins of 70% from our disclosure management services during both the years ended December 31, 2016 and 2015.  As previously discussed we continued to experience pricing pressure from our Edgar and XBRL services, however we were able to offset this by reducing costs through the use of less outside vendors and reducing internal headcount.  Additionally, the increase in transfer agent revenue resulted in higher margins as the cost for these services is relatively fixed.

Gross margins from our shareholder communications services increased to 74% for the year ended December 31, 2016, compared to 68% for the year ended December 31, 2015.  Excluding the one-time benefit associated with the release of the unused postage credits, gross margins for the year ended December 31, 2016, would have been 73%. The increase in gross margin percentage is due to our continued transition to a cloud-based subscription model resulting in stream-lined costs as well as from additional revenue from our high-margin press release business.

Gross margins from platform and technology revenue remained consistent at 83% for the year ended December 31, 2016, as well as 2015. Additional revenue through our platform licenses and new cloud-based products was offset by additional depreciation of capitalized software.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock based compensation, bonuses, insurance, fees for professional services, general corporate expenses and facility and equipment expenses.  General and administrative expenses were $3,185,308 during the year ended December 31, 2016, a decrease of $56,096, or 2%, compared to 2015.  The decrease is due to reductions in consulting expenses partially offset by an increase in personnel expenses due to an increase in headcount, bonuses and stock compensation.

As a percentage of revenue, general and administrative expenses decreased to 26% during the year ended December 31, 2016, compared to 28% during the year ended December 31, 2015.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, advertising expenses, and marketing expenses. Sales and marketing expenses were $2,600,851 for the year ended December 31, 2016, an increase of $257,521, or 11%, as compared to 2015. This increase is due to an increase in sales personnel costs due to an increase in headcount in our sales department as well as an increase in new marketing efforts as it relates to investor conferences and tradeshow activities.

As a percentage of revenue, sales and marketing expenses increased to 22% during the year ended December 31, 2016, compared to 20% during the year ended December 31, 2015.

Product Development

Product development expenses consist primarily of salaries, stock based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development costs increased $77,039, or 24%, during the year ended December 31, 2016, compared to2015. The increase is the result of the Company increasing personnel resources toward the development of its cloud-based platforms. During the year ended December 31, 2016, the Company capitalized $1,506,616 of software development costs, compared to $749,095 during the year ended December 31, 2015.

Depreciation and Amortization

Depreciation and amortization expenses during the year ended December 31, 2016, decreased by $169,905, or 16%, to $909,432, as compared to $1,079,337 during 2015. The decrease is primarily due to lower amortization of certain intangible assets acquired in the PIR acquisition, which became fully amortized during the year ended December 31, 2016.

Impairment Loss on Intangible Assets

During the fourth quarter of 2015, the Company elected not to renew certain trademarks purchased in conjunction with the acquisition of PIR. These trademarks had an allocated value of $148,680, and the write-off of this value is included in Impairment loss on intangible assets on the Consolidated Statements of Net Income for the year ended December 31, 2015. Additionally, as part of the Company’s annual review of impairment of goodwill and intangible assets, the Company determined the remaining trademarks purchased as part of the acquisition of PIR were no longer indefinite-lived assets, as the Company plans to integrate and re-brand the associated trademarks with Issuer Direct. As a result of this determination, the Company was required to perform a goodwill impairment assessment. Due to lower futureprojections of revenue associated with our ARS service and a shortened useful life of the trademarks, this assessment resulted in an impairment loss of $398,320, which is also included in Impairment loss on intangible assets in the Consolidated Statements of Income for the year ended December 31, 2015. No impairment was recorded as a result of the Company's annual review of impairment of goodwill and intangible assets for the year ended December 31, 2016.

Other income (expense)

Other income, net

Other income, net for the year ended December 31, 2016, is the result of a gain recorded on the excess of the fair value of stock received, in lieu of cash, to settle an outstanding receivable.

Interest income (expense), net

Interest income (expense), net decreased $626,219 during the year ended December 31, 2016, compared to the same period of 2015. The decrease is due to the final conversion of $1,666,673 of principal payable on the 8% Note (See Note 6 of the Consolidated Financial Statements) into 417,712 shares of the Company's common stock at the conversion price of $3.99 on August 22, 2015. As a result of the final conversion, the Company no longer has any non-cash or cash interest expense associated with the 8% Note.

Income Taxes

We recorded income tax expense of $464,350 during the year ended December 31, 2016, compared to a benefit of $(132,487) during the year ended December 31, 2015.  The primary reason for the increase in income tax expense is due to an increase in taxable income for the year ended December 31, 2016, compared to 2015.  During the years ended December 31, 2016 and 2015, the Company released a portion of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $211,245 and $179,426, respectively.  The release during the year ended December 31, 2016 comprised a full valuation release of  the previously reserved tax benefits from US net operating losses that were acquired as part of the acquisition of PIR.  At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition. During the year ended December 31, 2015, the Company released portions of the reserve related to tax years through 2015 based on current best estimates of profitability at that time.

Net Income

Net income for the year ended December 31, 2016 was $1,555,208 as compared to $144,584 in 2015. The increase in net income is primarily attributable to higher gross margins, resulting from increased revenue and lower cost of revenues as a result of our transition to a cloud-based, subscription model with a focus on revenue from our platforms. Additionally, the year ended December 31, 2015, was negatively impacted by the impairment loss on intangible assets of $547,000.  Finally, the decrease in interest expense for the year ended December 31, 2016, was partially offset by an increase in tax expense.

Liquidity and Capital Resources

As of December 31, 2016, we had $5,338,978 in cash and cash equivalents and $1,299,698 in net accounts receivable. Current liabilities at December 31, 2016, totaled $2,104,420 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable and other accrued expenses. At December 31, 2016, our current assets exceeded our current liabilities by $4,722,840.

Effective September 2, 2016, the Company renewed its Line of Credit, which reduced the interest rate to LIBOR plus 2.50%.  The amount of funds available for future borrowings remained at $2,000,000. As of December 31, 2016, the interest rate was 3.26% and the Company did not owe any amounts on the Line of Credit.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, it is possible that we will have to raise additional funds through the issuance of equity in order to meet any future obligations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to pay dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

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

One of the Company’s competitive strengths is that it has embraced cloud-based technology early on in its strategy. Making the pivot to a subscription model has been and will be key for the long-term sustainable growth management expects from its new platforms.

We will continue to focus on the following key strategic initiatives during 2017:

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

We have spent and will continue to spend a considerable amount of time and money focused on our product sets, platforms and intellectual property development through 2017. These developments are key to our overall offerings in the market and are necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user, additional issuers and users, as well as higher gross margins as we move beyond 2017.

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

Revenue Recognition

We recognize revenue in accordance with accounting principles generally accepted in the United States (“US GAAP”), including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered and/or delivered, where collectability is probable. Deferred revenue primarily consists of advance billings for annual contracts for our legacy annual report service and licenses of our cloud-based platforms.

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

Fair Value Measurements

As of December 31, 2016 and 2015, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value.  At the time of the business combination the trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships, customer lists, software and technology are amortized over their estimated useful lives.

Newly Adopted Accounting Pronouncements

On November 20, 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17 ("ASU 2015-17”), Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, in each jurisdiction be classified as noncurrent on the balance sheet. For public business entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods but may be early adopted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheets). The Company elected to early adopt ASU 2015-17, on a prospective basis, as of December 31, 2015.

The FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU were effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. ASU 2015-16 did not have a significant impact on our financial statements.

The FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  ASU 2015-05 is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. ASU 2015-05 did not have a significant impact on our financial statements.

The FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in ASU 2015-01 were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  ASU 2015-01 did not have a significant impact on our financial statements.

The FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in this ASU do not change the current criteria in US GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current US GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU were effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ASU 2014-16 did not have a significant impact on our financial statements.

                The FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF).  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this ASU were effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  ASU 2014-12 did not have a significant impact on our financial statements.

Recent Accounting Pronouncements

The FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments are effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The company does not expect this pronouncement to have a significant impact on its financial statements.

The FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods.  The company does not expect this pronouncement to have a significant impact on its financial statements, unless an acquisition or disposal of assets is completed.

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

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows.  The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that includes the interim period.  Additionally, as a reminder, an entity that elects to early adopt the new guidance must adopt all of the amendments in the same period. The primary amendment that is expected to impact the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Income during the period the award is exercised as opposed to being recorded in Additional paid-in capital on the Consolidated Balance Sheets.  The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period.  As the result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of the impact cannot be quantified at this time.

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing US GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing US GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018, however, early adoption is permitted. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company currently has one lease on its corporate facilities which ends October 31, 2019.  Absent any renewal of the lease or new leases entered into before January 1, 2019, the Company will be required to record a right-to-use asset and corresponding lease liability associated with the remaining lease payments beginning with the first interim period of 2019.  This will increase both balance sheet assets and liabilities by insignificant amounts and will not have a significant impact on  the income statement or affect any covenant calculations.

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and several updates to the ASU. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenueupon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09 as well as the additional updates, however, does not believe it will have a significant impact on the Company's financial statements as the Company believes the current manner in which revenue is recognized will result in the same or similar timing and amount of revenue recognition as required by ASU 2014-09 and the additional amendments. These ASU's are currently effective for the Company in our year beginning on January 1, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $5,338,978 and $4,215,145 at December 31, 2016 and 2015, respectively. We held marketable securities of $28,188 and $0 as of December 31, 2016 or 2015, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the two years ended December 31, 2016, and 2015, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2016, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2017 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after December 31, 2016 in connection with the solicitation of proxies for the Company’s 2017 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2016” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

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

ISSUER DIRECT CORPORATION

Date: March 14, 2017	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 14, 2017	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Steven Knerr	March 14, 2017	Chief Financial Officer
Steven Knerr		(Principal Accounting Officer)

/s/ Andre Boisvert	March 14, 2017	Director, Chairman of the Board and Compensation Committee and Audit Committee Member
Andre Boisvert

/s/ William Everett	March 14, 2017	Director, Chairman of the Audit Committee and Member of the Compensation Committee, and Strategic Advisory Committee
William Everett

/s/ J. Patrick Galleher	March 14, 2017	Director, Chairman of the Strategic Advisory Committee
J. Patrick Galleher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Issuer Direct Corporation
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Issuer Direct Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
March 14, 2017

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,338,978	$4,215,145
Accounts receivable (net of allowance for doubtful accounts of $429,192 and $396,884, respectively)	1,299,698	1,253,628
Other current assets	188,584	252,468
Total current assets	6,827,260	5,721,241
Capitalized software (net of accumulated amortization of $207,438 and $25,133, respectively)	2,048,273	723,962
Fixed assets (net of accumulated depreciation of $318,077 and $262,797, respectively)	204,316	175,497
Deferred income tax asset - noncurrent	140,974	97,974
Other long-term assets	17,891	18,301
Goodwill	2,241,872	2,241,872
Intangible assets (net of accumulated amortization of $3,323,782 and $2,512,704, respectively)	1,380,218	2,191,296
Total assets	$12,860,804	$11,170,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$343,418	$385,285
Accrued expenses	806,399	995,999
Income taxes payable	111,961	199,613
Deferred revenue	842,642	822,481
Total current liabilities	2,104,420	2,403,378
Deferred income tax liability	66,332	94,566
Other long-term liabilities	112,154	113,222
Total liabilities	2,282,906	2,611,166
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015.	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 2,860,944 and 2,785,044 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	2,861	2,785
Additional paid-in capital	9,119,610	8,202,605
Other accumulated comprehensive loss	(35,798)	(35,154)
Retained earnings	1,491,225	388,741
Total stockholders' equity	10,577,898	8,558,977
Total liabilities and stockholders’ equity	$12,860,804	$11,170,143

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015

Revenues	$12,058,866	$11,619,883
Cost of revenues	3,024,339	3,447,992
Gross profit	9,034,527	8,171,891
Operating costs and expenses:
General and administrative	3,185,308	3,241,404
Sales and marketing	2,600,851	2,343,330
Product development	403,623	326,584
Depreciation and amortization	909,432	1,079,337
Impairment loss on intangible assets	—	547,000
Total operating costs and expenses	7,099,214	7,537,655
Operating income	1,935,313	634,236
Other income (expense):
Other income, net	80,165	—
Interest income (expense), net	4,080	(622,139)
Total other income (expense)	84,245	(622,139)
Income before taxes	2,019,558	12,097
Income tax expense (benefit)	464,350	(132,487)
Net income	$1,555,208	$144,584
Income per share – basic	$0.55	$0.06
Income per share – diluted	$0.54	$0.06
Weighted average number of common shares outstanding – basic	2,819,720	2,486,684
Weighted average number of common shares outstanding – diluted	2,903,255	2,575,952

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015

Net income	$1,555,208	$144,584
Foreign currency translation adjustment	(644)	12,129
Comprehensive income	$1,554,564	$156,713

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2014	2,316,743	$2,317	$5,725,470	$(47,283)	$327,258	$6,007,762
Stock-based compensation expense	8,000	8	744,587	—	—	744,595
Exercise of stock awards, net of tax	42,589	42	66,293	—	—	66,335
Shares issued upon partial conversion of note payable (see Note 6)	417,712	418	1,666,255	—	—	1,666,673
Dividends	—	—	—	—	(83,101)	(83,101)
Foreign currency translation	—	—	—	12,129	—	12,129
Net income	—	—	—	—	144,584	144,584
Balance at December 31, 2015	2,785,044	$2,785	$8,202,605	$(35,154)	$388,741	$8,558,977
Stock-based compensation expense	—	—	882,087	—	—	882,087
Exercise of stock awards, net of tax	75,900	76	34,918	—	—	34,994
Dividends	—	—	—	—	(452,724)	(452,724)
Foreign currency translation	—	—	—	(644)	—	(644)
Net income	—	—	—	—	1,555,208	1,555,208
Balance at December 31, 2016	2,860,944	$2,861	$9,119,610	$(35,798)	$1,491,225	$10,577,898

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$1,555,208	$144,584
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	195,327	169,020
Depreciation and amortization	1,076,808	1,099,870
Impairment loss on intangible assets	—	547,000
Deferred income taxes	(210,406)	(631,938)
Non-cash interest expense	—	535,397
Stock-based compensation expense	592,025	549,184
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(259,132)	586,518
Decrease (increase) in deposits and prepaid assets	63,171	68,813
Increase (decrease) in accounts payable	(38,602)	132,168
Increase (decrease) in deferred revenue	42,748	(44,680)
Increase (decrease) in accrued expenses	(255,821)	20,630
Net cash provided by operating activities	2,761,326	3,176,566

Cash flows from investing activities
Capitalized software	(1,077,382)	(553,684)
Purchase of fixed assets	(112,244)	(109,512)
Net cash used in investing activities	(1,189,626)	(663,196)

Cash flows from financing activities
Proceeds from exercise of stock options, net of income taxes	34,994	28,100
Excess tax benefit from share based compensation	—	38,235
Payment of dividend	(452,724)	(83,101)
Net cash (used in)/provided by financing activities	(417,730)	(16,766)

Net change in cash	1,153,970	2,496,604
Cash- beginning	4,215,145	1,721,343
Currency translation adjustment	(30,137)	(2,802)
Cash- ending	$5,338,978	$4,215,145

Supplemental disclosures:
Cash paid for interest	$—	$85,870
Cash paid for income taxes	$715,614	$282,951
Non-cash activities:
Stock-based compensation - capitalized software	$429,234	$195,411
Conversion of note payable to common stock	$—	$1,666,673

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1: Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. The surviving company was formed for the purposes of helping companies produce and distribute their financial and business communications both online and in print. As a technology and issuer services focused company, Issuer Direct Corporation operates under several brands in the market, including Direct Transfer, PrecisionIR (PIR), Blueprint, Classify, Investor Network, iProxy Direct, iR Direct, QX Interactive and Accesswire. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a client's ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

Note 2: Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States, Canada, and Europe. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts in the United States.  As of December 31, 2016, the Company had $4,127,107 which exceeds the insured amounts in the United States.  The Company also had cash of $625,785 in Europe, and $52,106 in Canada on hand at December 31, 2016.

Revenue Recognition

We recognize revenue in accordance with accounting principles generally accepted in the United States (“US GAAP”), including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered and/or delivered, where collectability is probable. Deferred revenue primarily consists of advance billings for annual contracts for our legacy annual report service and licenses of our cloud-based platforms.

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

Asset Category	Depreciation / Amortization Period
Computer equipment	3 years
Furniture & equipment	3 to 7 years
Leasehold improvements	7 years or lesser of the lease term

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Earnings per Share

We calculate earnings per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options and restricted stock units totaling 140,000 and 211,250 were excluded in the computation of diluted earnings per common share during the years ended December 31, 2016 and 2015, respectively, because their impact was anti-dilutive.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on client account balances, and a reserve based on our historical experience.  The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Beginning balance	$396,884	$460,564
Bad debt expense	195,327	169,020
Write-offs	(163,019)	(232,700)
Ending balance	$429,192	$396,884

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the valuation of goodwill, intangible assets, deferred tax assets, and stock-based compensation.  Actual results could differ from those estimates.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life.  Costs related to design or maintenance of the software are expensed as incurred.   The Company capitalized $1,506,616 and $749,095 during the years ended December 31, 2016 and 2015, respectively.  Included in these amounts were $429,234 and $195,411 related to stock-based compensation during the years ended December 31, 2016 and 2015, respectively.  The Company recorded amortization expense of $182,305 and $25,133 during the years ended December 31, 2016 and 2015, respectively, $168,914 and $20,532 of which is included in Cost of revenues on the Consolidated Statements of Income.  For the years ended December 31, 2016 and 2015, the remaining amount of $13,391 and $4,601 is included in Depreciation and amortization, as it relates to back-office supporting systems.

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

Fair Value Measurements

As of December 31, 2016 and 2015, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.  We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value.  At the time of the business combination the trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships, customer lists, software and technology are amortized over their estimated useful lives.

Advertising

The Company expenses advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.  Advertising expense totaled $77,623 and $174,094, during the years ended December 31, 2016 and 2015, respectively.

Newly Adopted Accounting Pronouncements

On November 20, 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17 ("ASU 2015-17”), Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, in each jurisdiction be classified as noncurrent on the balance sheet. For public business entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods but may be early adopted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheets). The Company elected to early adopt ASU 2015-17, on a prospective basis, as of December 31, 2015.

The FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU were effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. ASU 2015-16 did not have a significant impact on our financial statements.

The FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  ASU 2015-05 is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. ASU 2015-05 did not have a significant impact on our financial statements.

The FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in ASU 2015-01 were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  ASU 2015-01 did not have a significant impact on our financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in this ASU do not change the current criteria in US GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current US GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU were effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ASU 2014-16 did not have a significant impact on our financial statements.

The FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF).  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this ASU were effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  ASU 2014-12 did not have a significant impact on our financial statements.

Recent Accounting Pronouncement

The FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments are effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The company does not expect this pronouncement to have a significant impact on its financial statements.

The FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The company does not expect this pronouncement to have a significant impact on its financial statements, unless an acquisition or disposal of assets is completed.

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

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows.  The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that includes the interim period.  Additionally, as a reminder, an entity that elects to early adopt the new guidance must adopt all of the amendments in the same period. The primary amendment that is expected to impact the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Income during the period the award is exercised as opposed to being recorded in Additional paid-in capital on the Consolidated Balance Sheets.  The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period.  As the result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of the impact cannot be quantified at this time.

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing US GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing US GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018, however, early adoption is permitted. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company currently has one lease on its corporate facilities which ends October 31, 2019.  Absent any renewal of the lease or new leases entered into before January 1, 2019, the Company will be required to record a right-to-use asset and corresponding lease liability associated with the remaining lease payments beginning with the first interim period of 2019.  This will increase both balance sheet assets and liabilities by insignificant amounts and will not have a significant impact on  the income statement or affect any covenant calculations.

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and several updates to the ASU. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09 as well as the additional updates, however, does not believe it will have a significant impact on the Company's financial statements as the Company believes the current manner in which revenue is recognized will result in the same or similar timing and amount of revenue recognition as required by ASU 2014-09 and the additional amendments.  These ASU's are currently effective for the Company in our year beginning on January 1, 2018.

Note 3: Fixed Assets

	December 31,
	2016	2015
Computers equipment	$118,593	$95,814
Furniture & equipment	296,039	248,699
Leasehold improvements	107,761	93,781
Total fixed assets, gross	522,393	438,294
Less: Accumulated depreciation	(318,077)	(262,797)
Total fixed assets, net	$204,316	$175,497

Depreciation expense on fixed assets for the years ended December 31, 2016 and 2015 totaled $83,425 and $79,399, respectively.

 ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 4: Goodwill and Other Intangible Assets

The components of intangible assets are as follows:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770,000	$(1,769,666)	$334
Customer relationships	1,747,000	(810,810)	936,190
Proprietary software	782,000	(680,414)	101,586
Trademarks – definite-lived	173,000	(62,892)	110,108
Trademarks – indefinite-lived	232,000	—	232,000
Total intangible assets	$4,704,000	$(3,323,782)	$1,380,218

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770,000	$(1,408,920)	$361,080
Customer relationships	1,747,000	(564,810)	1,182,190
Proprietary software	782,000	(526,508)	255,492
Trademarks - definite-lived	173,000	(12,466)	160,534
Trademarks – indefinite-lived	232,000	—	232,000
Total intangible assets	$4,704,000	$(2,512,704)	$2,191,296

The Company performed its annual assessment for impairment of goodwill and intangible assets and determined there was no impairment as of and for the year ended December 31, 2016.  During the fourth quarter of 2015, the Company elected not to renew certain trademarks purchased in conjunction with the acquisition of PIR. These trademarks had an allocated value of $148,680 and the write-off of this value is included in Impairment loss on intangible assets on the Consolidated Statements of Net Income for the year ended December 31, 2015. Additionally, as part of the Company’s annual review of impairment of goodwill and intangible assets, the Company determined the remaining trademarks purchased as part of the acquisition of PIR were no longer indefinite-lived assets as the Company plans to integrate and rebrand the associated trademarks with Issuer Direct. As a result of this determination, the Company was required to perform a goodwill impairment assessment. Due to lower future projections of revenue associated with our ARS service and a shortened useful life of the trademarks, this assessment resulted in an impairment loss of $398,320, which is also included in Impairment loss on intangible assets in the Consolidated Statements of Income for the year ended December 31, 2015.

The amortization of intangible assets is a charge to operating expenses and totaled $811,078 and $995,338 in the years ended 2016 and 2015, respectively.

The future amortization of the identifiable intangible assets is as follows:

Years Ending December 31:
2017	$332,964
2018	322,733
2019	286,042
2020	178,600
2021	27,879
Total	$1,148,218

Our goodwill balance of $2,241,872 at December 31, 2016 and 2015, was related to our acquisition of Basset Press in July 2007, the acquisition of PIR in 2013 and the acquisition of Accesswire in 2014. We conducted our annual impairment analyses as of October 1, of 2016 and 2015 and determined that no goodwill was impaired.

Note 5: Line of Credit

Effective September 2, 2016, the Company renewed its Line of Credit, which reduced the interest rate to LIBOR plus 2.50%.  The amount of funds available for future borrowings remained at $2,000,000. As of December 31, 2016, the interest rate was 3.26% and the Company did not owe any amounts on the Line of Credit.

  ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 6: Note Payable (Related Party)

On August 22, 2013, in connection with and to partially fund the acquisition and simultaneously with the acquisition of PIR, the Company entered into a Securities Purchase Agreement   (the “8% Note Purchase Agreement”) relating to the sale of $2,500,000 aggregate principal amount of the Company’s 8% convertible secured promissory note (“8% Note”) with Red Oak Partners LP (“Red Oak”). The 8% Note paid interest on each of March 31, June 30, September 30, and December 31, beginning on September 30, 2013, at a rate of 8% per year. The maturity date of the 8% Note was August 22, 2015. The 8% Note was secured by all of the assets of the Company and was subordinated to the Company’s obligations to its primary financial institution. Furthermore, in connection with the 8% Note Purchase Agreement, a partner of Red Oak was appointed to the Company’s Board of Directors but subsequently resigned on August 18, 2016, as a member of our Board of Directors due to personal reasons and not as a result of a disagreement with the Company, as disclosed in the Current Report on Form 8-K filed with the SEC the same day. On November 10, 2014, Red Oak assigned the 8% Note between the Red Oak Fund, LP; Pinnacle Opportunities, LP; and the Red Oak Long Fund, LP; all of which are under management by Red Oak.

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

Note 7: Equity

Dividends

During the years ended December 31, 2016 and 2015, we paid dividends totaling $452,724, or $0.16 per share, and $83,101, or $0.03 per share, respectively, to holders of shares of common stock.

Preferred stock and common stock

There were no issuances of preferred stock during the years ended December 31, 2016 and 2015.  During the year ended December 31, 2015, the Company had the following issuances of common stock in addition to stock issued pursuant to exercises of restricted stock units and options to purchase common stock:

●
The Company issued 8,000 shares of common stock to consultants in exchange for services during the year ended December 31, 2015, and recognized expense of $63,686 for the value of those shares.  No shares were issued in exchange for services during the year ended December 31, 2016.
●
On November 12, 2014, the Company issued 214,710 shares upon the partial conversion of a note payable and on August 22, 2015 issued another 417,712 shares on upon the final conversion of the note payable (see Note 6).

Note 8: Stock Options and Restricted Stock Units

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel.  On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of December 31, 2016, 248,500 awards had been granted under the 2014 Plan.

  ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

On August 9, 2010, the shareholders of the Company approved the 2010 Equity Incentive Plan (the “2010 Plan”). Under the terms of the 2010 Plan, 150,000 shares of the Company’s common stock were authorized for the issuance of stock options and restricted stock. The 2010 Plan also provides for an automatic annual increase in the number of authorized shares of common stock issuable beginning in 2011 equal to the lesser of (a) 2% of shares outstanding on the last day of the immediate preceding year, (b) 50,000 shares, or (c) such lesser number of shares as the Company’s board of directors shall determine, provided, however, in no event shall the maximum number of shares that may be issued under the Plan pursuant to stock awards be greater than 15% of the aggregate shares outstanding on the last day of the immediately preceding year.  With the automatic increases, there were 220,416 authorized shares of common stock on January 1, 2012. On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the 2010 Plan from 220,416 to 420,416. This increase was ratified by the shareholders of the Company on June 29, 2012. On December 31, 2016, there were no shares remaining for awards to be issued under the 2010 Plan.

             The following is a summary of stock options issued during the year ended December 31, 2016 and 2015:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	258,171	$0.01 - 13.49	$7.32	$608,750
Options granted	10,000	$6.80	$6.80	-
Options exercised	(20,671)	$0.01 - 2.81	$2.55	$106,868
Options forfeited/cancelled	(1,500)	9.26	$9.26	-
Balance at December 31, 2015	246,000	$0.01 - 13.49	$7.69	$187,798
Options granted	—	$—	$—	—
Options exercised	(20,900)	$0.01 - 3.33	$1.67	$89,180
Options forfeited/cancelled	(61,250)	$7.76 - 9.26	$8.11	—
Balance at December 31, 2016	163,850	$0.01 - 13.49	$8.30	$297,542

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2016 and 2015 of $9.00 and $5.77, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2016 and 2015. As of December 31, 2016, there was $303,099 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2019.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01 - $1.00	12,850	$0.01	5.05	12,850
$1.01 - $4.00	11,000	$3.33	5.25	11,000
$4.01 - $7.00	10,000	$6.80	8.88	2,500
$7.01 - $9.00	78,750	$7.76	3.70	63,751
$9.01 - $10.00	11,250	$9.26	7.99	6,670
$10.01 - $13.49	40,000	$13.49	2.19	27,500
Total	163,850	$8.30	4.15	124,271

 Of the 163,850 stock options outstanding, 92,850 are non-qualified stock options.  All options have been registered with the SEC.

   ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

No stock options were granted during the year ended December 31, 2016.  The fair value of common stock options issued during the year ended December 31, 2015 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

Year ended December 31, 2015
Expected dividend yield	1.76%
Expected stock price volatility	158%
Weighted-average risk-free interest rate	1.84%
Weighted-average expected life of options (in years)	5.97

                The following is a summary of restricted stock units issued during the year ended December 31, 2016 and 2015:

	Number of Options Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2014	26,000	$9.26	$232,960
Units granted	110,000	$7.32	804,800
Units vested/issued	(25,000)	$7.20	$201,500
Units forfeited	(3,000)	$9.26	26,880
Balance at December 31, 2015	108,000	$7.76	$626,400
Units granted	88,500	$5.28	467,300
Units vested/issued	(55,000)	$7.32	$379,588
Units forfeited	(15,000)	$6.61	111,941
Balance at December 31, 2016	126,500	$6.35	$1,138,500

 As of December 31, 2016, there was $339,287 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2018.  All restricted stock units have been registered with the SEC.

During the year ended December 31, 2016 and 2015, we recorded compensation expense of $592,025 and $485,498, respectively, related to stock options and restricted stock units. Additionally, during the years ended December 31, 2016 and 2015, $429,234 and $195,411, respectively of additional cost was included as capitalized software on the Consolidated Balance Sheet as of December 31, 2016 and 2015.

Note 9: Commitments and Contingencies

Office Lease

In October 2015, we signed a three year lease extension for our 16,059 square-foot corporate headquarters in Morrisville, NC.  At our option, we may terminate the lease any time in exchange for an early termination fee of $135,000.  If we do not terminate the lease in Morrisville, NC early, our required minimum lease payments are as follows:

Year Ended December 31:
2017	$153,337
2018	$157,994
2019	$134,896
Total	$446,227

Additionally, we have a shared office facility in London, England, that is on a short term lease. Rent expense associated with our office leases totaled $207,104 and $203,953 for the years ended December 31, 2016 and 2015, respectively.

 Litigation

From time to time, the Company may be involved in litigation that arises through the normal course of business.   The Company is neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

   ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 10: Concentrations

For the years ended December 31, 2016 and December 31, 2015, we generated revenues from the following revenue streams as a percentage of total revenue:

	2016		2015
	Amount	Percentage	Amount	Percentage
Revenue Streams
Disclosure management	$2,367,504	19.6%	$2,569,415	22.1%
Shareholder communications	7,539,098	62.5%	7,942,421	68.4%
Platform and technology	2,152,264	17.9%	1,108,047	9.5%
Total	$12,058,866	100.0%	$11,619,883	100.0%

We did not have any customers during the years ended December 31, 2016 or 2015 that accounted for more than 10% of our revenue. We did not have any customers that comprised more than 10% of our total accounts receivable balances at December 31, 2016 or 2015.

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

Note 11: Geographic Operating Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publically traded companies.  Revenue is attributed to a particular geographic region based on where the services are earned. The following tables set forth revenues by domestic versus international regions:

	Year Ended
	2016	2015
Geographic region
North America	$10,492,799	$9,520,523
Europe	1,566,067	2,099,360
Total revenues	$12,058,866	$11,619,883

Note 12: Income Taxes

The provision (benefit) for income taxes consisted of the following components for the years ended December 31:

	2016	2015
Current:
Federal	$500,181	$257,098
State	95,518	47,256
Foreign	55,874	193,055
Total Current	651,573	497,409
Deferred:
Federal	(129,822)	(468,887)
State	(17,554)	(67,423)
Foreign	(39,847)	(93,586)
Total Deferred	(187,223)	(629,896)
Total expense (benefit) for income taxes	$464,350	$(132,487)

   ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2016		2015
	Amount	Percentage	Amount	Percentage

Federal statutory tax rate	$686,597	34.0%	$4,113	34.0%
State tax rate	65,660	3.3%	(1,042)	(8.6)%
Permanent difference - stock-based compensation	32,562	1.6%	27,410	226.6%
Permanent difference – other	67,269	3.3%	8,888	73.4%
Permanent items – disallowed interest	—	—	30,433	251.6%
Provision to return	(7,796)	(0.4)%	(30,797)	(254.6)%
Change in unrecognized tax benefits	(57,749)	(2.8)%	57,749	477.4%
Write-off of net operating losses	—	—	176,034	1,455.2%
Foreign rate differential	(52,502)	(2.6)%	(33,032)	(273.1)%
Research and development credit	(55,726)	(2.8)%	(27,623)	(228.3)%
UK Rate Change	—	—	(3,898)	(32.2)%
Other	—	—	14,738	121.8%
Sub-total	678,315	33.6%	222,973	1,843.2%
Change in valuation allowance	(213,965)	(10.6)%	(355,460)	(2,938.4)%
Total	$464,350	23.0%	$(132,487)	(1,095.2)%

Components of net deferred income tax assets, including a valuation allowance, are as follows at December 31:

	2016	2015	Change
Assets:
Net operating loss	$178,699	$254,123	$(75,424)
Deferred revenue	138,009	51,914	86,095
Allowance for doubtful accounts	142,181	135,663	6,518
Stock options	297,861	345,779	(47,918)
Basis difference in intangible assets	80,074	118,257	(38,183)
Prepaid D&O Insurance	6,452	10,341	(3,889)
Foreign tax credits carryforward	1,180,833	1,180,833	—
Other	37,765	26,916	10,849
Total deferred tax asset	2,061,874	2,123,826	(61,952)
Less: Valuation allowance	(1,193,990)	(1,407,955)	213,965
Total net deferred tax asset	867,884	715,871	152,013

Liabilities
Prepaid expenses	(38,484)	(30,460)	(8,024)
Basis difference in fixed assets	—	(4,833)	4,833
Capitalized software	(491,894)	(171,584)	(320,310)
Purchase of intangibles	(262,864)	(505,586)	242,722
Total deferred tax liability	(793,242)	(712,463)	(80,779)

Total net deferred tax asset / (liability)	$74,642	$3,408	$71,234

A valuation allowance of $1,193,990 and $1,407,955 was recorded against deferred tax assets as of December 31, 2016 and 2015, respectively.  The valuation allowance as of December 31, 2016, relates to foreign tax credit carryforwards and foreign net operating losses.  For the year ended December 31, 2016, the Company released a portion of the valuation allowance in the amount of $213,965.  The release comprised a full valuation release of $191,072 and $20,173 related to federal and state net operating losses, respectively, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Additionally, the Company released a portion of the valuation allowance of $2,720 related to the utilization of foreign net operating losses; however, the Company maintains a full valuation allowance on the remaining foreign net operating losses.

              As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of December 31, 2016, in part because during the current year, the Company achieved three years of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence exists as of December 31, 2016, to conclude that it is more likely than not that additional deferred taxes of $213,965 are realizable, and therefore, reduced the valuation allowance accordingly.

   ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

              In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  It has been determined that it is more likely than not that the deferred tax assets attributable to foreign net operating losses and foreign tax credit carryforwards will not be realized, as it has been deemed unlikely that there will be generation of taxable income for the subsidiaries that carry these losses or that sufficient foreign source income would be generated to use the foreign tax credits.

As of December 31, 2016, the Company had no unrecognized tax benefits.  As of December 31, 2015, the Company had $57,749 of unrecognized tax benefits which is recorded in Income taxes payable on the Consolidated Balance Sheets.  The Company's reserves for uncertain tax positions decreased as a result of expired statute of limitations for a prior tax year and management's conclusion that the uncertain tax positions related to the statute lapse were effectively settled. The Company released $57,749 of its uncertain tax positions during the year ended December 31, 2016, inclusive of interest and penalties. The aggregate changes in the balance of unrecognized tax benefits were as follows:

	2016	2015

Balance as of January 1:	$57,749	$—
Change related to current year positions	—	57,749
Change related to statute expirations	(57,749)	—
Balance as of December 31:	$—	$57,749

             The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of deferred tax liabilities on such undistributed earnings. Undistributed earnings are insignificant as of December 31, 2016 and 2015.  The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2015, 2014 and 2013 are open to audit by federal and state taxing authorities.

Note 13: Employee Benefit Plans

The Company sponsors a defined contribution 401(k) Profit Sharing Plan and allows all employees in the United States to participate. Matching and profit sharing contributions to the plan are at the discretion of management, but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $21,011 and $16,932 during the years ended December 31, 2016 and 2015, respectively.

The Company also sponsors a defined contribution plan which covers substantially all employees in the United Kingdom.  Employer contributions to the plan are at the discretion of management.  The Company's contribution expense for discretionary contributions were $3,645 and $3,566 for the year ended December 31, 2016 and 2015, respectively.

Note 14: Subsequent Events

On January 10, 2017, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.05 per share. The dividend was paid on February 10, 2017 to shareholders of record as of January 23, 2017.

On February 28, 2017, the Company filed a Definitive Schedule 14C to decrease the Company's authorized shares of common stock from 100,000,000 shares to 20,000,000 shares and its authorized shares of preferred stock from 30,000,000 shares to 1,000,000 shares (the "Decrease Amendment").  The Company expects to file its Certificate of Amendment to Certificate of Incorporation to finalize the Decrease Amendment with the Delaware Secretary of State in mid to late March and will file a Current Report on Form 8-K at such time.