Form 10-K/A
period 2016-12-31
ISSUER DIRECT CORP
filed 2017-04-28
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K/A
(Amendment No.1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

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

Explanatory Note

                On March 14, 2017, Issuer Direct Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. Subsequent to the filing of the Original Form 10-K, Andre M. Boisvert, the Chairman of the Company’s Board of Directors, notified the Company that after five years as a director he will not be standing for re-election at the Company’s 2017 Annual Meeting of the Stockholders (the “2017 Annual Meeting”). Mr. Boisvert’s decision was not as a result of any disagreement with the Company. The Company is in the process of identifying and evaluating additional directors to include for potential election at the 2017 Annual Meeting. As such, the Company will not file a definitive proxy statement involving the election of directors before April 30, 2017 (i.e., within 120 days after the end of the Company’s 2016 fiscal year). The Company expects the 2017 Annual Meeting to occur by September 22, 2017 or shortly thereafter. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

                In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

                Except as specifically stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 14, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information on our named Directors and Officers:

Name	Age	Position
Brian R. Balbirnie	45	Chief Executive Officer, Director
Steven Knerr	41	Chief Financial Officer
Andre Boisvert	63	Chairman of the Board and Chairman of the Compensation Committee
William Everett	66	Director, Chairman of the Audit Committee
J. Patrick Galleher	43	Director, Chairman of the Strategic Advisory Committee

Brian R. Balbirnie – Chief Executive Office, Director

  Mr. Balbirnie is a member of the Board and Chief Executive Officer. Mr. Balbirnie established Issuer Direct in 2006 with a vision of creating a technology driven back-office compliance platform that would reduce costs as well as increase the efficiencies of the most complex tasks, today the company calls it the Disclosure Management System (DMS). Mr. Balbirnie is responsible for the strategic leadership of the company and oversees day-to-day operations. Under Mr. Balbirnie’s direction, the Company has grown to serve over 2,000 public companies since 2006. Mr. Balbirnie is an entrepreneur with more than 20 years of experience in emerging industries. Prior to Issuer Direct, Mr. Balbirnie was the founder and managing partner of Catapult Company, a compliance and consulting practice focused on the Sarbanes Oxley Act. Mr. Balbirnie also has served in ‘C’ level capacities for various companies both public and private. Prior to and with Catapult, Mr. Balbirnie also advised several companies on their public market strategies, Merger & Acquisitions as well as their financial reporting requirements.

Steven Knerr – Chief Financial Officer

Mr. Knerr has served as the Chief Financial Officer of the Company since November 2015. Mr. Knerr was named acting interim Chief Financial Officer in May 2015. Mr. Knerr joined the Company as Global Controller of PrecisionIR and assumed the same role upon the acquisition of PrecisionIR in August 2013. Prior to joining PrecisionIR, Mr. Knerr was Vice-President and Assistant Controller for RHI Entertainment, Inc. (now known as Sonar Entertainment) from April 2006 to August 2010 and Accounting Manager for Chesapeake Corporation from September 2005 to March 2006.  Mr. Knerr also spent six years with KPMG LLP. as an audit professional.  Mr. Knerr is a Certified Public Accountant and holds a B.S. in Business Administration from the University of Richmond.

Andre Boisvert – Chairman of the Board and Compensation Committee

                Mr. Boisvert joined the Board of Directors of Issuer Direct Corporation in July 2012 and is currently the Chairman of the Board, Chairman of the compensation committee and a member of the audit committee. Mr. Boisvert is a longtime technology leader with over 40 years of executive experience with leading enterprise software vendors, such as IBM (NYSE:IBM), Cognos (NASDAQ:COGN), Sagent (NASDAQ:SGNT) and  Oracle (NASDAQ: ORCL),  where he served as Senior Vice President of Worldwide Marketing and as a member of Oracle’s management committee. Mr. Boisvert also served a four year term as a director of VA Software (NASDAQ:LNUX).

                In addition to serving as an officer and/or director of publicly traded companies, Mr. Boisvert served as President & COO of SAS Institute Inc, the world’s largest privately held SW company with revenues of +$3B/yr., Chairman of UBmatrix Corporation, the creator of XBRL, which was acquired by Edgar Online in 2010, Chairman & co-founder of Pentaho Corporation, which was acquired by Hitachi Data Systems in 2015 for +$500M, and Chairman of Revolution Analytics, which was acquired by Microsoft in 2016.

                Currently, Mr. Boisvert serves as a Director of Amsterdam based Pyramid Analytics, Lyon based Complex Systems Modelling Inc., London based SmatFocus Plc, Toronto based Infobright Inc., Dallas based River Logic Inc. and Minneapolis based Clario Analytics.

William Everett  – Director, Chairman of the Audit Committee

      Mr. Everett joined the Board of Directors of Issuer Direct Corporation on October 2, 2013. Mr. Everett has more than thirty years of management experience and currently serves as a director of Hakisa SAS in Strasbourg France. In addition, Mr. Everett served on the Board of NeoNova Network Services until it was acquired in July 2013. In April 2010, Mr. Everett retired as Executive Vice President and CFO of Tekelec, a publicly traded telecom equipment supplier. Since that time, he has served as a corporate director and provided consulting services to public company and private equity clients. Until recently, he servedas an Executive in Residence and a member of the Board of Advisors at the Poole College of Management at NC State University. He has significant experience as both a Chief Financial Officer and a general manager working with a variety of multi-national technology companies over his career, including Epsilon Data Management, Chemfab Inc., Eastman Software and Steleus SAS.  He was the Co-founder and President of Maps a la Carte, an internet mapping and spatial data company, which was acquired by Demand Media Inc.

J. Patrick Galleher  – Director, Chairman of the Strategic Advisory Committee

Mr. Galleher joined the Board of Directors of Issuer Direct Corporation on March 11, 2014.  Mr. Galleher is a Managing Director for Boxwood Partners, LLC, a merchant bank in Richmond, Virginia, where he leads transactions for Boxwood’s merger and acquisition advisory services and private equity group and a Managing Director for Boxwood Capital Partners, LLC, a private investment firm also located in Richmond, Virginia. He has led several transactions including the sale of Dorsey Wright & Associates, the capital raise for Digital Risk, the majority investment in Sweet Frog Yogurt and the buy-outs of Yoga Direct, Yoga Accessories, Everything Yoga and Red Rock Products. Mr. Galleher holds a B.S. in Business Administration from the University of Richmond and a degree from the London Business School as well as attending the Centre for Creative Leadership in Belgium.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table shows amounts earned by each officer in the years ended December 31, 2014, 2015, and 2016:

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrant Awards	All Other Compensation	Total

Brian R. Balbirnie	2016	$185,000	$-	$93,883	$-	$-	$-	$278,883
Chief Executive Officer	2015	$185,000	$-	$-	$-	$-	$-	$185,000
	2014	$180,345	$-	$-	$-	$-	$-	$180,345

Steven Knerr	2016	$151,000	$-	$59,601	$-	$-	$-	$210,601
Chief Financial Officer(1)	2015	$139,037	$-	$-	$84,800	$57,900	$-	$281,777

Wesley Pollard	2014	$155,345	$-	$9,939	$-	$-	$-	$165,284
Chief Financial Officer(1)

(1)  As disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2015, the Company entered into an Executive Employment Agreement with Steven Knerr to serve as the Company’s Chief Financial Officer.  As disclosed in the Current Report on Form 8-K filed with the SEC on March 26, 2015, Mr. Pollard resigned his position as the Company’s Chief Financial Officer on May 8, 2015.

Compensation Discussion and Analysis

We formed a Compensation Committee on October 23, 2013. Prior to that date, all compensation decisions for our named executive officers were made by our Board of Directors.

The Compensation Committee of our Board of Directors will review at least annually and determine (or recommend to the Board of Directors as the case may be) the executive compensation for Mr. Balbirnie and any other named executive officers, including approving any grants of stock options or other equity incentive awards in accordance with the philosophy and components described in this Proxy Statement. To date, neither the Board of Directors nor the Compensation Committee has retained the services of a compensation consultant.  The Compensation Committee does not intend to retain such services for 2017 but may decide to do so in the future.

We currently have employment agreements with Brian Balbirnie and Steven Knerr.  The terms are summarized below:

Brian R. Balbirnie Employment Agreement

On April 30, 2014, Issuer Direct Corporation (the “Company”) entered into an Executive Employment Agreement (the “Balbirnie Agreement”) with Brian R. Balbirnie to serve as the Company’s President and Chief Executive Officer. Mr. Balbirnie had served as the Company’s most senior executive officer since 2006 without a formal employment agreement.  The Balbirnie Agreement will continue until terminated pursuant to its terms as described below.

Under the Balbirnie Agreement, Mr. Balbirnie is entitled to an annual base salary of $185,000. The base salary will be reviewed annually by the Company’s Board of Directors (the “Board”) for increase as part of its annual compensation review. Mr. Balbirnie is also eligible to receive an annual bonus of 45% of his annual base salary upon the achievement of target objectives and performance goals determined by the Board in consultation with Mr. Balbirnie on or before the end of the first quarter of the fiscal year to which the bonus relates. In addition, Mr. Balbirnie is eligible to receive such additional bonus or incentive compensation as the Board may establish from time to time in its sole discretion.

Pursuant to the Balbirnie Agreement, if Mr. Balbirnie’s employment is terminated upon his disability, by Mr. Balbirnie for good reason (as such term is defined in Balbirnie Agreement), or by us without cause (as such term is defined in Balbirnie Agreement), Mr. Balbirnie will be entitled to receive, in addition to other unpaid amounts owed to him (e.g., for base salary, accrued personal time and business expenses): (i) to the then base salary for a period of twelve months (in accordance with the Company’s general payroll policy) commencing on the first payroll period following the fifteenth day after termination of employment and (ii) substantially similar coverage under the Company’s then-current medical, health and vision insurance coverage for a period of twelve months.  Additionally, if Mr. Balbirnie’s employment is terminated for disability, the vesting of any option grants will continue to vest pursuant to the schedule and terms previously established during the twelve month severance period.  Subsequent to the twelve month severance period the vesting of any option grants will immediately cease.  If Mr. Balbirnie’s employment is terminated without cause, vesting of any option grants will immediately cease upon termination except as described below relating to a Corporate Transaction.

If the Company terminates Mr. Balbirnie’s employment for cause or employment terminates as a result of Mr. Balbirnie’s resignation or death, Mr. Balbirnie will only be entitled to unpaid amounts owed to him and the vesting of any option grants will immediately cease.

Mr. Balbirnie has no specific right to terminate the employment agreement or right to any severance payments or other benefits solely as a result of a Corporate Transaction (as defined in the Company’s 2010 Equity Incentive Plan). However, if within twelve months following a Corporate Transaction, Mr. Balbirnie terminates his employment for good reason or the Company terminates his employment without cause, the severance period discussed above will be increased from twelve to eighteen months and any then unvested options held by Mr. Balbirnie will immediately vest and become exercisable for a period equal to the earlier of (i) six months from termination or (ii) the expiration of such option grant pursuant to its original terms.

The Balbirnie Agreement also contains certain noncompetition, no solicitation, confidentiality, and assignment of inventions requirements for Mr. Balbirnie.

Steven Knerr Employment Agreement

On November 19, 2015, the Company entered into an Executive Employment Agreement (the “Knerr Agreement”) with Steven Knerr to serve as the Company’s Chief Financial Officer. Mr. Knerr had served as the Company’s Controller since August 22, 2013 and as its interim Chief Financial Officer and interim Principal Financial Officer since May 8, 2015.  The Knerr Agreement will continue until terminated pursuant to its terms as described below.

Under the Knerr Agreement, Mr. Knerr is entitled to an annual base salary of $151,000. The base salary will be reviewed annually by the Company’s Board for increase as part of its annual compensation review. Mr. Knerr is also eligible to receive an annual bonus of 35% of his annual base salary upon the achievement of target objectives and performance goals determined by the Board in consultation with Mr. Knerr on or before the end of the first quarter of the fiscal year to which the bonus relates. In addition, Mr. Knerr is eligible to receive such additional bonus or incentive compensation as the Board may establish from time to time in its sole discretion.

Also, Mr. Knerr was granted an incentive stock option to purchase 10,000 shares of the Company’s common stock at an exercise price of $6.80 (the “Stock Option”) pursuant to the Incentive Stock Option Grant and Agreement dated as of the Effective Date (the “ISO Agreement”).  The Stock Option shall vest over a four-year period, at a rate of 25% of the total Stock Option on the first anniversary of the Effective Date and the remaining 75% vesting ratably at the end of each calendar quarter for the subsequent three years after the first anniversary of the Effective Date, provided Mr. Knerr is employed on all such dates by the Company or one of its affiliates.  In the event of a Corporate Transaction (as defined in the Company’s 2014 Equity Incentive Plan), any unvested portion of the Stock Option shall be immediately vested.

Pursuant to the Knerr Agreement, if Mr. Knerr’s employment is terminated upon his disability, by Mr. Knerr for good reason (as such term is defined in Knerr Agreement), or by us without cause (as such term is defined in Knerr Agreement), Mr. Knerr will be entitled to receive, in addition to other unpaid amounts owed to him (e.g., for base salary, accrued personal time and business expenses): (i) to the then base salary for a period of six months (in accordance with the Company’s general payroll policy) commencing on the first payroll period following the fifteenth day after termination of employment and (ii) substantially similar coverage under the Company’s then-current medical, health and vision insurance coverage for a period of six months.  Additionally, if Mr. Knerr’s employment is terminated for disability, the vesting of any option grants will continue to vest pursuant to the schedule and terms previously established during the six month severance period.  Subsequent to the six month severance period the vesting of any option grants will immediately cease. If Mr. Knerr’s employment is terminated without cause, vesting of any option grants will immediately cease upon termination except as described below relating to a Corporate Transaction.

If the Company terminates Mr. Knerr’s employment for cause or employment terminates as a result of Mr. Knerr’s resignation or death, Mr. Knerr will only be entitled to unpaid amounts owed to him and the vesting of any option grants will immediately cease.

Mr. Knerr has no specific right to terminate the employment agreement or right to any severance payments or other benefits solely as a result of a Corporate Transaction (as defined in the Company’s 2014 Equity Incentive Plan).

The Knerr Agreement also contains certain noncompetition, no solicitation, confidentiality, and assignment of inventions requirements for Mr. Knerr.

Philosophy of Compensation

The goals of our compensation policy are to ensure that executive compensation rewards management for helping us achieve our financial goals (increased sales, profitability, etc.) and align management’s overall goals and objectives with those of our stockholders. To achieve these goals, our Compensation Committee and Board of Directors aim to achieve the following:

●	provide competitive compensation packages that enable us to attract and retain superior management personnel;

●	relate compensation to the Company’s overall performance, the individual officer’s performance and our assessment of the officer’s future potential;

●	reward our officers fairly for their role in our achievements; and

●	align executive’s objectives with the objectives of stockholders, including through the grant of equity awards.

We have determined that in order to best meet these objectives, our executive compensation program should balance fixed and bonus compensation, as well as cash and equity compensation, as discussed below. Historically, there has been no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation for our executive officers.

Components of Compensation

The four principal components of our compensation program for our named executive officers are base salary, personal benefits (such as health and dental insurance), cash bonuses and or equity based grants.  As noted below, cash bonuses and equity grants are not necessarily earned or granted every year.

Base Salary. The primary component of compensation for our named executive officers is base salary.  Base salary levels for our named executive officers have historically been determined based upon an evaluation of a number of factors, including the individual officer’s level of responsibility and our overall performance. The Compensation Committee intends to review each named executive officer’s base salary on an annual basis and adjust such salaries as deemed appropriate.

Cash Bonus. Prior to 2016, we paid nominal cash bonuses to named executive officers.  For the year ended December 31, 2016, Mr. Balbirnie and Mr. Knerr earned bonuses of $93,883 and $59,601, respectively, for achieving target objectives and performance goals determined by the Board.  These bonuses were paid during 2017.

We intend to consider the amount of cash bonus that each of our named executive officers should be entitled to receive in connection with our annual compensation review, taking into account each executive’s total compensation package, and any more formal data we obtain regarding the compensation levels of similarly situated executives. We will also consider in connection with such review whether to designate certain financial or operational metrics or other objective or subjective criteria in determining the final amounts of such awards.

Equity Based Grants. An additional principal component of our compensation policy for named executive officers consists of grants of stock options and other equity awards.  Prior to 2015, all equity incentive awards were made either (i) in accordance with negotiated terms at levels deemed necessary to attract or retain the executive at the time of such negotiations and determined taking into account the recipient’s overall compensation package and the goal of aligning such executive’s interest with that of our stockholders, or (ii) at the discretion of the Board of Directors without reference to any formal targets or objectives, when deemed appropriate in connection with extraordinary efforts or results or necessary in order to retain the executive in light of the executive’s overall compensation package.

On April 1, 2015, the Compensation Committee granted Mr. Knerr 10,000 restricted stock units, half of which vest on April 1, 2016 and the other half on April 1, 2017.  Additionally, the Compensation Committee granted Mr. Knerr an incentive stock option to purchase 10,000 shares of our common stock, as further described above under the heading "Steven Knerr Employment Agreement". Other than the grant to Mr. Knerr, the Compensation Committee has not made any equity awards to the named executive officers since its inception in October 2013 but may do so in 2017. Our Compensation Committee and our Board of Directors intends to consider during our annual compensation review whether to grant equity incentive awards to our named executive officers, and the terms of any such awards, including whether to set any performance targets or other objective or subjective criteria related to the final grant or vesting of such awards. The Compensation Committee will also retain the flexibility to make additional grants throughout the year if deemed necessary or appropriate in order to retain our named executive officers or reward extraordinary efforts or achievements.

Neither the Compensation Committee nor the Board of Directors has approved any additional equity based grants for our named executive officer during the fiscal year 2016.

Compensation of Named Executive Officers

Compensation of Chief Executive Officer. During the twelve months ended December 31, 2016, Mr. Balbirnie’s total compensation was $278,883.  Mr. Balbirnie’s total compensation was comprised of salary payments from January 1, 2016 through December 31, 2016 of $185,000 and earned bonus of $93,883, which was paid on April 14, 2017.

 On December 15, 2015, the Compensation Committee of the Board of Directors implemented a 2016 cash bonus plan for Mr. Balbirnie based on the following criteria:

●
Cash bonus target was 45% of annualized base salary of $185,000.

●
Cash bonus plan was based on the achievement of target financial results during the 2016 fiscal year.

●
Cash bonus target scaling was based upon achievement of 90% of the target financial numbers, payout is 50% of target and scales to 100% at 100% of the target numbers. At 120% of the achievement of the financial numbers, payout is 120%. The payout is a maximum of 120% of target bonus.

Based on these criteria and as noted above, Mr. Balbirnie received a cash bonus of $93,883 for the year ended December 31, 2016 which was paid on April 14, 2017.

As of April 28, 2017, neither the Compensation Committee nor the Board of Directors have formally established the parameters of Mr. Balbirnie's 2017 cash bonus plan.  However, the Balbirnie Agreement sets forth a cash bonus target of 45% of his annualized base salary of $185,000.  The Board of Directors and Mr. Balbirnie are currently in consultation regarding the specific target objectives and performance goals relating to such 2017 cash bonus target.

Compensation of Chief Financial Officer.  For the twelve months ended December 31, 2016, Mr. Knerr’s total compensation was $210,601. Mr. Knerr’s total compensation was comprised of salary payments from January 1, 2016 through December 31, 2016 totaling $151,000 and earned bonus of $59,601, which was paid on April 14, 2017.

On December 15, 2015, the Compensation Committee of the Board of Directors implemented a 2016 cash bonus plan for Mr. Knerr based on the following criteria:

●
Cash bonus target was 35% of annualized base salary of $151,000.

●
Cash bonus plan was based on the achievement of target financial results during the 2016 fiscal year.

●
Cash bonus target scaling was based upon achievement of 90% of the target financial numbers, payout is 50% of target and scales to 100% at 100% of the target numbers. At 120% of the achievement of the financial numbers, payout is 120%. The payout is a maximum of 120% of target bonus.

Based on these criteria and as noted above, Mr. Knerr received a cash bonus of $59,601 for the year ended December 31, 2016 which was paid on April 14, 2017.

As of April 28, 2017, neither the Compensation Committe nor the Board of Directors have formally established the parameters of Mr. Knerr's 2017 cash bonus plan.  However, the Knerr Agreement sets forth a cash bonus target of 35% of his annualized base salary of $151,000.  The Board of Directors and Mr. Knerr are currently in consultation regarding the specific target objectives and performance goals relating to such 2017 cash bonus target.

Impact of Tax Laws

Deductibility of Executive Compensation. Generally, under U.S. law, a company may not deduct compensation of more than $1,000,000 that is paid to an individual employed by the company who, on the last day of the taxable year, either is the company’s principal executive officer or an individual who is among the three highest compensated officers for the taxable year (other than the principal executive officer or the principal financial officer). The $1,000,000 limitation on deductions does not apply to certain types of compensation, including qualified performance-based compensation, and only applies to compensation paid by a publicly-traded corporation (and not compensation paid by non-corporate entities). Because the compensation deducted in the U.S. for each individual to whom this rule applies has historically been less than $1,000,000 per year, we do not believe that the $1,000,000 limitation will affect us in the near future. If the deductibility of executive compensation becomes a significant issue, our compensation plans and policies may be modified to maximize deductibility if our Compensation Committee and we determine that such action is in our best interests.

Risk Considerations in our Compensation Programs

Our Compensation Committee believes that risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on us and do not encourage risk taking that is reasonably likely to have a material adverse effect on us. Our Compensation Committee believes that the structure of our executive compensation program mitigates risks by avoiding any named executive officer placing undue emphasis on any particular performance metric at the expense of other aspects of our business.

Compensation of Directors

The general policy of the Board of Directors is that compensation for independent directors should be a nominal cash fee plus equity-based compensation. We do not pay employee directors for Board service in addition to their regular employee compensation. The Board of Directors have the primary responsibility for considering and determining the amount of director compensation.

The following table shows amounts earned by each non-employee director in fiscal 2016:

Director	Fees Earned or Paid in Cash	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Andre M. Boisvert (1)	$31,500	$—	$—	$—	$—	$—	$31,500
William H. Everett(3)	$30,000	$127,500	$—	$—	$—	$—	$157,500
David Sandberg (2)	$17,333	$—	$—	$—	$—	$—	$26,000
J. Patrick Galleher(3)	$27,000	$ 127,500	$—	$—	$—	$—	$154,500

(1)
As previosuly indicated, Mr. Boisvert will not be standing for re-election at the 2017 Annual Meeting.
(2)
Mr. Sandberg resigned as a member of our Board of Directors on August 18, 2016.
(3)
As reported on Form 4 filed on January 25, 2016, stock awards relate to 25,000 restricted stock units which vests as follows: (i) 33 1/3% on the first anniversary of the date of grant; (ii) 33 1/3% on the second anniversary of the date of grant and (iii) the remaining 33 1/3% on the third anniversary of the date of grant pursuant to the terms and conditions of the restricted stock unit agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 27, 2017, regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Issuer Direct Corporation, 500 Perimeter Park Drive, Suite D, Morrisville, North Carolina 27560.

	Number of
	Shares		Percentage
Name of Beneficial Owner	Owned (1)		Owned (1)

Brian R. Balbirnie (2)(3)	622,588	(7)	21.24%
Steven Knerr (2)	30,833	(8)	1.05%
Andre M. Boisvert (3)(5)	40,000		1.37%
William H. Everett (3)	60,400	(9)	2.03%
J. Patrick Galleher (3)	56,000	(10)	1.88%
James Michael (4)	251,100		8.57%
All officers, directors, and management as a group (6 persons)	1,060,921		34.78%

Other beneficial holders:
Red Oak Partners, LLC(6)	417,712		14.26%
Yorkmont Capital Partners, LP	284,765		9.72%

(1)
Applicable percentage of ownership is based on a total of 3,050,781 shares of common stock, which consist of 2,929,614 shares of common stock outstanding on April 27, 2017, plus shares that are beneficially owned as of that date. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon restricted stock units and the exercise of stock options exercisable currently or within 60 days of April 30, 2017 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Officer.

(3)
Director.

(4)
Management.

(5)
As previosuly indicated, Mr. Boisvert will not be standing for re-election at the 2017 Annual Meeting.

(6)
Consists of (i) 168,269 shares of Common Stock held by The Red Oak Fund, L.P., (ii) 73,976 shares of Common Stock held by The Red Oak Long Fund, L.P. and (iii) 175,467 shares of Common Stock held by Pinnacle Capital Partners, LLC. Red Oak Partners, LLC (“Red Oak Partners”) is the general partner of each of these funds and David Sandberg, a member of our Board Directors from August 2013 through August 2016, is the managing member of Red Oak Partners and, therefore, may be deemed to share voting and dispositive power over the shares held by Red Oak Partners. The address for these entities is 1969 SW 17th St., Boca Raton, Florida 33486, Attn: David Sandberg.

(7)
Includes 1,666 restricted stock units and options issued to spouse to purchase 334 shares of common stock that are currently exercisable or exercisable within 60 days of April 27, 2017.

(8)
Includes options to purchase 20,833 shares of common stock that are currently exercisable or exercisable within 60 days of April 27, 2017.

(9)
Includes 16,667 restricted stock untis and options to purchase 35,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 27, 2017.

(10)
Includes 16,667 restricted stock units and options to purchase 30,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 27, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

                As noted in this Amendment, Mr. Boisvert will not be standing for re-election as a director at the 2017 Annual Meeting. However, in order to retain Mr. Boisvert’s experience and expertise in the software as a service industry as the Company continues its transition into that sector, the Company has agreed to enter into a consulting arrangement with Mr. Boisvert which will begin immediately after he is no longer a director, which will occur the day after the 2017 Annual Meeting and continue for four years. Mr. Boisvert will provide his services to the Company for up to twelve days per calendar quarter. In consideration, the Company has agreed to pay Mr. Boisvert as follows: (i) $40,000 within thirty days after he ceases to be a member of the Board and (ii) $31,250 per calendar quarter during the four years. Additionally, after Mr. Boisvert ceases to be a member of the Board, his two percent change of control compensation, which was previously disclosed by the Company in a Current Report on Form 8-K filed on July 12, 2012, will terminate. Mr. Boisvert has also agreed to certain non-competition and non-solicitation provisions during the four years he provides service to the Company.

Director Independence

The Board of Directors has determined that Messrs. Boisvert, Everett and Galleher satisfy the requirement for independence set out in Section 303A.02 of the NYSE MKT rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the Board of Directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE MKT rule referenced above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the years ended December 31, 2016 and 2015, Cherry Bekaert, LLP billed us the fees set forth below, including expenses, in connection with services rendered by that firm to us.

	Year Ended December 31,
	2016	2015
Audit fees	$111,500	$122,687
Tax fees	$---	$---
All other fees	$---	$2,000
Total fees	$111,500	$124,687

Audit fees include fees for services rendered for the audits of our annual financial statements and the reviews of the interim financial statements included in quarterly reports. This category also includes fees for review of documents filed with the SEC.

The Audit Committee of the Board of Directors has considered whether the provision of services described above under "Audit-related fees" and "Other fees" is compatible with maintaining the independence of Cherry Bekaert, LLP, and has concluded that it is compatible.

PART IV

ITEM 15. EXHIBITS.

(a)           Financial Statements

Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on March 14, 2017 immediately following the signature page of the report.

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

ISSUER DIRECT CORPORATION

Date: April 28, 2017	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	April 28, 2017	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Steven Knerr	April 28, 2017	Chief Financial Officer
Steven Knerr		(Principal Accounting Officer)

/s/ Andre Boisvert	April 28, 2017	Director, Chairman of the Board and Compensation Committee and Audit Committee Member
Andre Boisvert

/s/ William Everett	April 28, 2017	Director, Chairman of the Audit Committee and Member of the Compensation Committee, and Strategic Advisory Committee
William Everett

/s/ J. Patrick Galleher	April 28, 2017	Director, Chairman of the Strategic Advisory Committee
J. Patrick Galleher