Form 10-Q
period 2017-03-31
ISSUER DIRECT CORP
filed 2017-05-04
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,929,614 shares of common stock were issued and outstanding as of May 4, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,589,295	$5,338,978
Accounts receivable (net of allowance for doubtful accounts of $451,625 and $429,192, respectively)	1,315,499	1,299,698
Other current assets	259,083	188,584
Total current assets	7,163,877	6,827,260
Capitalized software (net of accumulated amortization of $268,901 and $207,438, respectively)	2,352,783	2,048,273
Fixed assets (net of accumulated amortization of $338,126 and $318,077, respectively)	186,734	204,316
Deferred income tax asset - noncurrent	137,235	140,974
Other long-term assets	19,215	17,891
Goodwill	2,241,872	2,241,872
Intangible assets (net of accumulated amortization of $3,407,190 and $3,323,782, respectively)	1,296,810	1,380,218
Total assets	$13,398,526	$12,860,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311,881	$343,418
Accrued expenses	932,304	806,399
Income taxes payable	117,520	111,961
Deferred revenue	859,337	842,642
Total current liabilities	2,221,042	2,104,420
Deferred income tax liability	61,148	66,332
Other long-term liabilities	103,491	112,154
Total liabilities	2,385,681	2,282,906
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 and 30,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	-	-
Common stock $0.001 par value, 20,000,000 and 100,000,000 shares authorized, 2,912,114 and 2,860,944 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	2,912	2,861
Additional paid-in capital	9,368,433	9,119,610
Other accumulated comprehensive loss	(29,461)	(35,798)
Retained earnings	1,670,961	1,491,225
Total stockholders' equity	11,012,845	10,577,898
Total liabilities and stockholders’ equity	13,398,526	$12,860,804

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016

Revenues	$2,856,131	$3,277,339
Cost of revenues	746,097	770,082
Gross profit	2,110,034	2,507,257
Operating costs and expenses:
General and administrative	911,018	842,161
Sales and marketing expenses	593,668	623,960
Product development	124,853	69,160
Depreciation and amortization	105,675	281,758
Total operating costs and expenses	1,735,214	1,817,039
Operating income	374,820	690,218
Other income (expense)	(9,299)	992
Net income before income taxes	365,521	691,210
Income tax expense	40,579	197,922
Net income	$324,942	$493,288
Income per share – basic	$0.11	$0.18
Income per share – fully diluted	$0.11	$0.17
Weighted average number of common shares outstanding – basic	2,898,418	2,788,308
Weighted average number of common shares outstanding – fully diluted	2,980,480	2,887,753

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
Net income	$324,942	$493,288
Foreign currency translation adjustment	6,337	10,015
Comprehensive income	$331,279	$503,303

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$324,942	$493,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,920	306,928
Bad debt expense	32,015	35,228
Deferred income taxes	(656)	56,015
Stock-based compensation expense	146,248	167,078
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(47,159)	(257,614)
Decrease (increase) in deposits and prepaid assets	(71,734)	(32,324)
Increase (decrease) in accounts payable	(31,737)	167,617
Increase (decrease) in accrued expenses	114,242	(484,962)
Increase (decrease) in deferred revenue	15,691	50,063
Net cash provided by operating activities	646,772	501,317

Cash flows from investing activities:
Capitalized software	(290,037)	(347,364)
Purchase of fixed assets	(2,467)	(30,628)
Net cash used in investing activities	(292,504)	(377,992)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	26,690	7,094
Payment of dividend	(145,206)	(83,551)
Net cash used in financing activities	(118,516)	(76,457)

Net change in cash	235,752	46,868
Cash – beginning	5,338,978	4,215,145
Currency translation adjustment	14,565	14,713
Cash – ending	$5,589,295	$4,276,726

Supplemental disclosures:
Cash paid for income taxes	$37,325	$120,250
Non-cash activities:
Stock-based compensation - capitalized software	$75,936	$179,200

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2017 and statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2017 and 2016 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2016 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K and Form 10-K/A.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

We calculate earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Shares issuable upon the exercise of stock options and restricted stock units totaling 70,500 and 289,750 were excluded in the computation of diluted earnings per common share during the three-month periods ended March 31, 2017 and 2016, respectively, because their impact was anti-dilutive.

Revenue Recognition

We recognize revenue in accordance with US GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered and/or delivered and where collectability is probable. Deferred revenue primarily consists of advance billings for annual contracts for our legacy annual report service and licenses of our cloud-based platforms.

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life.  Costs related to design or maintenance of the software are expensed as incurred.   The Company capitalized $365,973 and $526,564 during the three-month periods ended March 31, 2017 and 2016, respectively.  Included in these amounts were $75,936 and $179,200 related to stock-based compensation during the three-month periods ended March 31, 2017 and 2016, respectively.  The Company recorded amortization expense of $61,463 and $28,672 during the three-month periods ended March 31, 2017 and 2016, respectively, $59,245 and $25,771 of which is included in Cost of revenues on the Consolidated Statements of Operations.  For the three-month periods ended March 31, 2017 and 2016, the remaining amortization of $2,218 and $2,901, respectively, is included in depreciation and amortization, as it relates to back-office supporting systems.

Fair Value Measurements

As of March 31, 2017 and December 31, 2016, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value. We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value.  At the time of the business combination trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships, customer lists, software and technology are amortized over their estimated useful lives.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Advertising

The Company expenses advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Stock-based compensation

We account for stock-based compensation under FASB ASC No. 718 – Compensation – Stock Compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The associated cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Newly Adopted Pronouncements

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows.  The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Income during the period the award is exercised as opposed to being recorded in Additional paid-in capital on the Consolidated Balance Sheets.  The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period.  Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the three-month period ended March 31, 2017, the Company recorded an income tax benefit of $77,272 related to the excess tax benefit of exercised awards during the period, that would have been recorded in Additional paid-in capital during prior years. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time.

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

Note 3: Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”).  Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel.  On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards.  The 2014 Plan is effective through March 31, 2024.  As of March 31, 2017, 258,000 awards had been granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	7,850	4.81	$0.01	7,850
$1.01 - $4.00	3,000	5.00	$3.33	3,000
$4.01 - $7.00	10,000	8.64	$6.80	3,333
$7.01 - $8.00	78,750	3.45	$7.76	68,750
$8.01 - $10.00	11,000	7.74	$9.26	7,330
$10.01 - $13.49	40,000	1.94	$13.49	30,000
Total	150,600	3.80	$8.83	120,263

As of March 31, 2017, the Company had unrecognized stock compensation related to the options of $231,283.

On January 24, 2017, the Company granted 9,500 restricted stock units with an intrinsic value of $8.85 to certain employees of the Company. The restricted stock units vest one-third annually over three years. As of March 31, 2017, 38,170 restricted stock units with an intrinsic value of $5.86 vested. As of March 31, 2017, there was $355,561 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2019.

Note 4: Income taxes

We recognized income tax expense of $40,579 and $197,922 for the three-month periods ended March 31, 2017 and 2016, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month period ended March 31, 2017, the variance between the Company’s effective tax rate and the U.S. statutory rate of 34% is primarily attributable to the excess stock-based compensation tax benefit of $77,272 recognized in income tax expense during the period, in connection with the Company’s adoption of ASU 2016-09, as well as, foreign statutory tax rate differentials and tax credits.

During the three-month period ended March 31, 2016, the Company released $78,400 of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $40,875. The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of PrecisionIR (PIR). At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition. The remaining valuation allowance on the federal and state net operating losses related to PIR was released during the fourth quarter of 2016, as such no valuation allowance remains on those federal and state net operating losses as March 31, 2017, which is consistent with projections of future taxable domestic income.

Note 5: Operations and Concentrations

For the three-month periods ended March 31, 2017 and 2016, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended
	March 31,
Revenue Streams	2017	2016
Platform and Technology	49.49%	28.84%
Services	50.51%	71.16%
Total	100.00%	100.00%

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2017 or 2016. We did not have any customers that comprised more than 10% of our total accounts receivable balance at March 31, 2017 or December 31, 2016.

We believe we did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 6: Line of Credit

Effective September 2, 2016, the Company renewed its Line of Credit, which reduced the interest rate to LIBOR plus 2.50% from LIBOR plus 3.00%.  The amount of funds available for future borrowings remained at $2,000,000. As of March 31, 2017, the interest rate was 3.48% and the Company did not owe any amounts on the Line of Credit.

Note 7: Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a shareholder communications and compliance company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic and international regions:

	Three months ended
	March 31,
	2017	2016
Geographic region
North America	$2,539,210	$2,835,006
Europe	316,921	442,333
Total revenues	$2,856,131	$3,277,339

Note 8: Authorized Shares

On March 21, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation reducing the number of authorized shares of Preferred stock from 30,000,000 to 1,000,000 shares and the number of Common stock from 100,000,000 to 20,000,000 shares.

Note 9: Subsequent Events

On April 5, 2017, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.05 per share. The dividend is payable on May 12, 2017, to stockholders of record as of the close of business on April 24, 2017.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K for the year ended December 31, 2016, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

Overview

Issuer Direct™ Corporation (Issuer Direct Corporation and its subsidiaries are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted). We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation. Our corporate offices are located at 500 Perimeter Park Drive, Suite D, Morrisville, North Carolina, 27560.

Issuer Direct is an industry-leading communications and compliance company focusing on the needs of corporate issuers. Issuer Direct's principal platform, Platform id.TM, empowers users by thoughtfully integrating the most relevant tools, technologies and services, thus eliminating the complexity associated with producing and distributing financial and business communications.

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

In the past, we have reported our revenues in three different streams: disclosure management, shareholder communications and platform and technology. To more accurately reflect our business and our focus on a platform first engagement strategy, we have consolidated our reporting into the two revenue streams, Platform and Technology, and Services. For presentation purposes, all revenues for the three-month period ended March 31, 2016, have been reclassified to accurately illustrate year over year comparisons.

We announce material financial information to our investors using our investor relations website, Securities and Exchange Commission ("SEC") filings, investor events, news and earnings releases, public conference calls, webcasts and social media. We use these channels to communicate with our investors and the public about our company, our products and services and other issues. It is possible that information we post on some of these channels could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post to all of our channels, including our social media accounts.

Platform and Technology

As the Company continues its transition to a cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to expand over the next several years and become the majority of the company’s revenues. Leading this transition are the technology offerings from our ACCESSWIRE news business and our core historical tools for disclosure management and shareholder communications.

Additionally, our product road map includes planned advancements in both our current Platform id. offering as well as additional offerings in which we see long term opportunity. These advancements will leverage our current application technology framework and give us an opportunity to further expand our customer and user base.

Platform id.

Platform id. is a cloud-based subscription platform that efficiently and effectively manages the events of a company that seeks to distribute its messaging to key constituents, investors, markets and regulatory systems around the globe. Currently, platform id. consists of nine related but distinct shareholder communications and disclosure reporting modules. Part of these capabilities were historically part of our disclosure management and shareholder communications offerings, but are now included into our fully integrated platform.

Within most of our target markets, customers require several individual services or software providers to meet their investor relations, communications and compliance needs. We believe platform id. breaks down those barriers and combines all those needs into a single sign-on platform — one that offers a company control, increases efficiencies, demonstrates a clear ROI and, most importantly, delivers consistent and compliant messaging from one centralized platform.

While the complete platform is available for a single subscription fee, companies also have the flexibility to choose one or more of the specific modules that fit their needs based on the stage of the company’s development. Set forth below are the nine modules currently included in platform id.:

ACCESSWIRE™

Our press release platform is a cost-effective FD (Fair Disclosure) news dissemination and media outreach service. The ACCESSWIRE business focuses on press release distribution for both private and publicly held companies globally. ACCESSWIRE is fast becoming a competitive alternative to the traditionally major newswires, because we have been able to expand upon our distribution with key partners, increase our analytics reporting and maintain the simple flat rate licensing and per release options. As a result, we anticipate we will continue to add new clients throughout 2017 and beyond. We will continue to brand our press release offerings under the name ACCESSWIRE, which we believe will solidify our market position in the newswire business.

ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other investor outreach offerings. A disruption in any of these partnerships could have a materially adverse impact on our business.

Classify™

Classify is our buy-side, sell-side and media targeting database and intelligence analytics platform that customers can add on to their Platform id. subscription. This subscription-based platform is centered around both our shareholder communications and news distribution offerings. We hope the Classify analytics and peer review application will become the focal point for our Platform id. dashboard, as customers become increasingly interested in peer performance and real-time alerts to vital data points throughout the day. To ensure the adoption of this subscription feature, we have begun providing select clients with this dashboard on a trial basis and intend to broaden this offering to all customers this fiscal year.

We believe our data-set will be an attractive option for both investor relations and public relations firms and for customers looking for an alternative to current products in the market, based on price and flexibility, as well as data quality and quantity. Further to our strategy, the Classify dataset will be fully integrated into our ACCESSWIRE offering this year as a way to expand distribution via highly focused targeted lists of professionals from our dataset. We expect this to further drive revenues per release as well as subscriptions over the year.

Investor Network™

Over the past year, we have been focused on refining the model of digital distribution of our customer’s message to the investment community. This has been accomplished by integrating Investor Networks analytics into and with our Classify dashboard. Most of the customers subscribing to this platform today, are historical Precision IR (“PIR”) – Annual Report Service (“ARS”) users. We have migrated many of those customers from the traditional ARS business into this new digital subscription business. However, there can be no assurances these customers will continue long term using this digital platform if market conditions for shareholder interest is not present.

Earnings Events

There are over 5,000 companies in North America conducting earnings events each quarter that include teleconference, webcast or both as part of their events. Along with webcasting and teleconference, our platform incorporates each element of the earnings event including earnings announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this today. However, we believe our real-time event setup and integrated approach offers a more effective way to manage the process as well as attract an audience of investors.

In the teleconference and webcasting space, we spent time in the latter part of 2016 developing and integrating systems and processes with our platform and partners. The earnings event business is a highly competitive space with the majority of the business being driven from practitioners in the investor and communications firms. Toward the end of 2016, we created an application protocol interface (“API”) for the webcast marketplace, and will begin partnering with publishers and other platforms to license our datasets, which we believe will further increase our brand awareness. This API license will allow publishers to query single or multiple companies' current and past earnings calls and present those webcasts on their platforms. Additionally, as a commitment to broadening the reach of our webcast platform, all events will be broadcast live on our Investor Network platform, which will drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these competitive advantages will increase the demand for our webcasting platform among the corporate issuer community.

Investor Relations (“IR”) Websites & Data Feeds

Inside of Platform id. is our investor relations content network which is used to create the IR tab of a public company’s website. This investor relations content network is a robust market data cloud of news, stock, fundamentals, regulatory filings, corporate governance, hotlines and many other components that are aggregated from a majority of the major exchanges and news distribution outlets around the world. These data feeds are licensed individually and as a complete platform to pre-IPO, reporting companies and partners seeking to display our content on their platforms. The clear benefits to our IR platform is its integration into and with the entire cloud-based system, meaning companies can produce content for public distribution and it is automatically linked to their corporate site, distributed to targeted groups and placed into and with our data feed partners.

Whistleblower Hotline

Our whistleblower platform is an add-on product within Platform id. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance whistleblower policy. As a supported and subsidy bundle product of the New York Stock Exchange (“NYSE”) offerings, it is our hope we will gain relationship with new IPO clients and other larger cap clients listed on the NYSE.

Blueprint™

Blueprint is our cloud-based document conversion, editing and filing platform, that was designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC and SEDAR (System for Electronic Document Analysis and Retrieval), which is the Canadian equivalent of EDGAR. Blueprint is available in both a secure public cloud with the Company’s Platform id. subscription, as well as in a private cloud for corporations, mutual funds and the legal community looking to further enhance their internal document process. Our belief is that once fully developed and marketed, we will see a negative impact on our legacy disclosure conversion services business in the future. However, the margins associated with our subscription business compared to our services business are higher and align with our long-term strategy, and as such we hope Blueprint will have a positive impact on our net income in the future.

Stock Transfer

A valued subscription in our Platform id. ecosystem is the ability for our customers to gain access to real-time information of their shareholders, stock ledgers, reports, and issue new shares from our cloud-based platform. Managing the capitalization table of a public company or pre-IPO company is the cornerstone of corporate governance and transparency, and as such companies, bond offerings, and community banks have chosen our transfer agent subsidiary, Direct Transfer, LLC, to assist with their stock transfer needs. This is an industry which has experienced declining revenues as it was affected by the convergence of paper certificates to digital form. However, we have recently been focused on licensing opportunities of our stock transfer platform, allowing customers to gain access to our cloud-based system in order to move shares or query shareholders, which has significantly changed the long term dynamics for both our customers and us.

During the fourth quarter of 2016, we completed a strategic upgrade to our platform that reaches private companies seeking to raise capital under Regulation A+, and Regulation D. This cloud-based system was released during the first quarter of 2017 under the brand Transferly. Transferly is a subscription platform that gives companies and broker dealers the ability to assist in the process of identifying, managing and completing the investment process of an offering. Once an offering is completed, companies can utilize our stock transfer system to continue the communication and compliance issuance work a company is required to manage.

Proxy – Annual General Meeting (AGM)

Our proxy business is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This platform is utilized for every annual meeting and or special meeting we manage for our client base and offers both full-set mailing and notice of internet availability options.

Services

As the Company focuses on expanding its cloud-based subscription business, we expect to see a decrease in the overall revenues associated with our Services business. Typically, Services revenues relate to where resources are required to perform the work for our clients and or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core disclosure business over the last 11 years. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required, but are optional for customers that utilize our Platform id.

Our investor outreach and engagement offering, formerly known as the ARS, now known as the Investor Network, was acquired from PIR. The ARS business has existed for over 20 years primarily as a physical hard copy delivery service of annual reports and prospectuses globally for tens of thousands of customers. We continue to operate a portion of this legacy system and continue to migrate the install base over to our subscriptions business of Investor Network, which is our digital platform and outreach engagement dataset. Portions of this legacy system are still operational, specifically for those who opt to take advantage of physical delivery of material. We believe we will continue to see further attrition of both customers and revenues in this category as we focus our efforts on our digital platforms and subscription business.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
Revenue Streams	2017	2016

Platform and Technology
Revenue	$1,413,589	$945,219
Gross margin	$1,168,293	$775,551
Gross margin %	83%	82%

Services
Revenue	$1,442,542	2,332,120
Gross margin	$941,741	1,731,706
Gross margin %	65%	74%

Total
Revenue	$2,856,131	$3,277,339
Gross margin	$2,110,034	$2,507,257
Gross margin %	74%	77%

Revenues

Total revenue decreased by $421,208, or 13%, to $2,856,131 during the three-month period ended March 31, 2017, as compared to $3,277,339 during the same period of 2016. Included in revenue for the three-month period ended March 31, 2016, is the benefit of $316,040 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR. Absent the one-time benefit related to the reversal of the postage accrual in the three months ended March 31, 2016, revenues for the three-month period ended March 31, 2017 would have decreased 4% compared to the same period in the prior year.

Platform and Technology revenue increased $468,370, or 50%, to $1,413,589 during the three-month period ended March 31, 2017, as compared to $945,219 during the same period of 2016. A majority of the increase is due to the continued success of our ACCESSWIRE news distribution platform, which increased $417,024 during the three-month period ended March 31, 2017, as compared to the same period of the prior year. The increase is attributable to our investment in increased sales staff and distribution during the latter part of 2016 as the Company was able to continue to penetrate the newswire market. Additionally, we earned increased revenue from the same period of the prior year from other platforms including our Blueprint, whistleblower, webcasting, Classify, stock transfer, IR website and data feeds and proxy platforms. These increases were offset by a decline in revenue from our Investor Network platform.

Services revenue decreased $889,578, or 38%, to $1,442,542 during the three-month period ended March 31, 2017, as compared to $2,332,120 during the same period of 2016. The decrease is primarily associated with a decrease in revenue from our ARS services, due in part to a benefit recorded during the three-month period ended March 31, 2016 related to the reversal of the accrual for unused postage credits noted earlier, as well as continued client attrition as customers elect to leave the service or transition to digital fulfillment. Additionally, we experienced a decline in revenue from our print and proxy distribution services as well as stock transfer services, which are project based services and dependent on the timing of our customers and corporate directives. A portion of the projects performed in the prior year were one-time projects and certain projects that we anticipated performing in the three- month period ended March 31, 2017, were delayed to the second quarter. We also experienced a decline in our traditional Edgar and XBRL services due to continued pricing pressure in those markets.

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2017 or 2016.

Revenue Backlog

At March 31, 2017, we have recorded deferred revenue of $859,337 that we expect to recognize over the next twelve months, compared to $842,642 at December 31, 2016. Deferred revenue primarily consists of advance billings for annual contracts for legacy ARS services and licenses of our cloud-based platforms.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing and amortization of capitalized software costs related to our platforms licensed to customers in our Platform and Technology stream and direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers in our Services stream. Cost of revenues decreased by $23,985, or 3%, during the three-month period ended March 31, 2017, as compared to the same period of 2016. Overall gross margin decreased to 74%, or $2,110,034, in the three-month period ended March 31, 2017, as compared to 77%, or $2,507,257 in the same period of 2016. Excluding the benefit associated with the release of the accrual related to unused postage credits, gross margin for the three-month period ended March 31, 2016, would have been 74%.

Gross margins from Platform and Technology was 83% in the three-month period ended March 31, 2017, as compared to 82% in the same period of 2016. The increase in gross margin percentage is primarily due to increased revenue from our ACCESSWIRE platform partially offset by increased amortization of capitalized software related to our platforms.

Gross margins from our Services revenue decreased to 65% in the three-month period ended March 31, 2017, as compared to 74% in the same period of 2016. Excluding the benefit associated with the release of the unused postage credits, gross margins for the three-month period ended March 31, 2016 would have been 70%. The decrease in gross margin percentage during the first quarter of 2017 compared to the same quarter of 2016 is due to lower revenue associated with fixed costs of delivering ARS, print and proxy and stock transfer services.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $68,857, or 8%, during the three-month period ended March 31, 2017 as compared to the same period of 2016. The increase is primarily due to an increase in professional fees for legal, tax and accounting services, partially offset by a decrease in bad debt expense.

As a percentage of revenue, General and Administrative expenses were 32% for the three-month period ended March 31, 2017, up from 26% for the same period of 2016.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, and marketing expenses. Sales and marketing expenses for the three-month period ended March 31, 2017, decreased by $30,292, or 5%, as compared to the same period of 2016. This decrease is due to a decrease in sales personnel costs as a result of lower headcount during the quarter.

As a percentage of revenue, sales and marketing expense were 21% during the three-month period ended March 31, 2017, compared to 19% for the same period of 2016.

Product Development

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance platform id. Product development costs increased $55,693, or 81%, during the three-month period ended March 31, 2017, compared to the same period in 2016. The increase is the result of higher salaries and less capitalization of costs as certain projects are completed and pushed into production. During the three-month periods ended March 31, 2017 and 2016, the Company capitalized $365,973 and $526,564, respectively, of software development costs.

Depreciation and Amortization

Depreciation and amortization expenses during the three-month period ended March 31, 2017, decreased by $176,083, or 62%, as compared to the same period of 2016. The decrease is due to lower amortization of certain intangible assets acquired in the PIR acquisition that became fully amortized during the year ended December 31, 2016.

Other income (expense)

Other income (expense) for the three-month period ended March 31, 2017, is primarily the result of the change in fair value of stock received, in lieu of cash, to settle an outstanding receivable.

Income tax expense

We recognized income tax expense of $40,579 and $197,922 for the three-month periods ended March 31, 2017 and 2016, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month period ended March 31, 2017, the variance between the Company’s effective tax rate and the U.S. statutory rate of 34% is primarily attributable to the excess stock-based compensation tax benefit of $77,272 recognized in income tax expense during the period, in connection with the Company’s adoption of ASU 2016-09, as well as, foreign statutory tax rate differentials and tax credits.

During the three-month period ended March 31, 2016, the Company released $78,400 of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $40,875. This, along with foreign statutory tax rate differentials and tax credits, is the reason for the variance from the U.S. statutory rate for the three-months ended March 31, 2016.

Net Income

Net income for the three-month period ended March 31, 2017, was $324,942 compared to $493,288 for the same period of 2016.

As noted earlier, included in net income for the three-month period ended March 31, 2016 is the benefit of $316,040 before taxes related to the reversal of an accrual related to unused postage credits related to ARS clients acquired from PIR. Notwithstanding, the benefit of this reversal, the Company was able to maintain gross margin percentage on slightly lower revenue.

Liquidity and Capital Resources

As of March 31, 2017, we had $5,589,295 in cash and cash equivalents and $1,315,499 in net accounts receivable. Current liabilities at March 31, 2017, totaled $2,221,042 including our accounts payable, deferred revenue, accrued liabilities, income taxes payable and other accrued expenses. At March 31, 2017, our current assets exceeded our current liabilities by $4,942,835.

Effective September 2, 2016, the Company renewed its Line of Credit, which reduced the interest rate to LIBOR plus 2.50% from LIBOR plus 3.00%.  The amount of funds available for future borrowings remained at $2,000,000. As of March 31, 2017, the interest rate was 3.48% and the Company did not owe any amounts on the Line of Credit.

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

2017 Outlook

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

Overall, the demand for our platforms continues to be stable in the majority of the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed and service-based engagements to a cloud-based subscription model, as well as digital distribution offerings. We are positioned well in this space to be both competitive and agile to deliver these platforms to the market at the same or higher gross margins than previous periods. As we have seen over the last several quarters, the transition to digital platforms has had a negative effect on our revenue in some areas and this is a trend we expect will continue over the next few quarters.

One of our competitive strengths is that we have embraced cloud computing early on in our strategy. Making the pivot to a subscription model has and will be key for the long-term sustainable growth management expects from our new platforms.

We will continue to focus on the following key strategic initiatives during 2017:

●
Strategic re-alignment of our Platform and Technology sales team,
●
Expand customer base,
●
Further expand our newswire distribution and clients,
●
Significant technology advancements and upgrades,
●
Profitable sustainable growth,
●
Generate cash flows from operations

We believe there is significant demand for our products among the middle, small-cap and micro-cap markets that are seeking to find better platforms and tools to disseminate and communicate their respective messages and that we have the capacity to meet the demand.

We have spent and will continue to spend a considerable amount of time focused on our product sets, platforms and intellectual property development through 2017. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user as well as higher gross margins as we move through 2017 and beyond.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and have not changed since its most recent annual report.

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

(a)Exhibits.

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

Date: May 4, 2017

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer