Form 10-Q
period 2017-06-30
ISSUER DIRECT CORP
filed 2017-08-03
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 2,954,092 shares of common stock were issued and outstanding as of August 3, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,125	$5,339
Accounts receivable (net of allowance for doubtful accounts of $432 and $429, respectively)	1,334	1,300
Other current assets	358	189
Total current assets	7,817	6,828
Capitalized software (net of accumulated amortization of $353 and $207, respectively)	2,582	2,048
Fixed assets (net of accumulated amortization of $355 and $318, respectively)	173	204
Deferred income tax asset	137	141
Other long-term assets	20	18
Goodwill	2,242	2,242
Intangible assets (net of accumulated amortization of $3,490 and $3,324, respectively)	1,214	1,380
Total assets	$14,185	$12,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$643	$344
Accrued expenses	601	806
Income taxes payable	84	112
Deferred revenue	1,040	843
Total current liabilities	2,368	2,105
Deferred income tax liability	54	66
Other long-term liabilities	95	112
Total liabilities	2,517	2,283
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 and 30,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	-	-
Common stock $0.001 par value, 20,000,000 and 100,000,000 shares authorized, 2,954,092 and 2,860,944 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	3	3
Additional paid-in capital	9,650	9,120
Other accumulated comprehensive loss	(2)	(36)
Retained earnings	2,017	1,491
Total stockholders' equity	11,668	10,578
Total liabilities and stockholders’ equity	$14,185	$12,861

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues	$3,443	$3,134	$6,298	$6,411
Cost of revenues	909	824	1,655	1,594
Gross profit	2,534	2,310	4,643	4,817
Operating costs and expenses:
General and administrative	855	800	1,767	1,642
Sales and marketing expenses	714	672	1,307	1,296
Product development	129	90	254	159
Depreciation and amortization	103	282	208	564
Total operating costs and expenses	1,801	1,844	3,536	3,661
Operating income	733	466	1,107	1,156
Other income (expense)	(16)	83	(26)	84
Income before taxes	717	549	1,081	1,240
Income tax expense	224	192	264	390
Net income	$493	$357	$817	$850
Income per share – basic	$0.17	$0.13	$0.28	$0.30
Income per share – fully diluted	$0.16	$0.12	$0.27	$0.29
Weighted average number of common shares outstanding – basic	2,940	2,795	2,920	2,792
Weighted average number of common shares outstanding – fully diluted	3,021	2,918	3,002	2,888

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Net income	$493	$357	$817	$850
Foreign currency translation adjustment	27	2	34	13
Comprehensive income	$520	$359	$851	$863

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$817	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350	637
Bad debt expense	87	88
Deferred income taxes	(5)	75
Stock-based compensation expense	260	337
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(116)	(133)
Decrease (increase) in deposits and prepaid assets	(171)	(151)
Increase (decrease) in accounts payable	293	(80)
Increase (decrease) in accrued expenses	(255)	(343)
Increase (decrease) in deferred revenue	197	206
Net cash provided by operating activities	1,457	1,486

Cash flows from investing activities:
Capitalized software	(624)	(518)
Purchase of fixed assets	(6)	(45)
Net cash used in investing activities	(630)	(563)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	214	32
Payment of dividend	(291)	(167)
Net cash used in financing activities	(77)	(135)

Net change in cash	750	788
Cash – beginning	5,339	4,215
Currency translation adjustment	36	(13)
Cash – ending	$6,125	$4,990

Supplemental disclosures:
Cash paid for income taxes	$437	$263
Non-cash activities:
Stock-based compensation - capitalized software	$56	$268

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of June 30, 2017 and statements of operations, comprehensive income, and cash flows for the three and six-month periods ended June 30, 2017 and 2016 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2016 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K and Form 10-K/A.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

We calculate earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options and restricted stock units totaling 49,500 and 201,250 were excluded in the computation of diluted earnings per common share during the three-month period ended June 30, 2017 and 2016, respectively, because their impact was anti-dilutive. Shares issuable upon the exercise of stock options and restricted stock units totaling 55,167 and 201,250 were excluded in the computation of diluted earnings per common share during the six-month period ended June 30, 2017 and 2016, respectively, because their impact was anti-dilutive.

Revenue Recognition

We recognize revenue in accordance with US GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered and/or delivered and where collectability is probable. Deferred revenue primarily consists of advance billings for licenses of our cloud-based platforms and annual contracts for our legacy annual report service.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the valuation of capitalized software, goodwill, intangible assets, deferred tax assets, and stock-based compensation. Actual results could differ from those estimates.

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. A majority of the amortization expense is recorded in cost of revenues on the Consolidated Statements of Operations, however, amortization related to back-office supporting systems is included in depreciation and amortization. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and six-month periods ended June 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Capitalized software development costs	$314	$260	$680	$786
Capitalized costs related to stock-based compensation	(20)	88	56	268
Amortization included in cost of revenues	82	48	141	74
Amortization included in depreciation and amortization	2	3	5	6

Fair Value Measurements

As of June 30, 2017 and December 31, 2016, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value. We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts.

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

Newly Adopted Pronouncements

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Operations during the period the award is exercised as opposed to being recorded in Additional paid-in capital on the Consolidated Balance Sheets. The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period. Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the three and six-month periods ended June 30, 2017, the Company recorded an income tax benefit of $45,000 and $122,000 related to the excess tax benefit of exercised awards during the period, that would have been recorded in Additional paid-in capital during prior years. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time.

Recent Accounting Pronouncements

The FASB issued ASU 2017-09, Compensation Stock Compensation (Topic 718): Scope of Modification Accounting on May 10, 2017. The amendments of this ASU provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. This amendment may impact the Company if a modification is made to one of its share-based payments awards, however, the impact cannot be determined at this time until such modification is known.

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing US GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing US GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018, however, early adoption is permitted. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company currently has one lease on its corporate facilities which ends October 31, 2019. Absent any renewal of the lease or new leases entered into before January 1, 2019, the Company will be required to record a right-to-use asset and corresponding lease liability associated with the remaining lease payments beginning with the first interim period of 2019. This will increase both balance sheet assets and liabilities by insignificant amounts but will not have a significant impact on the statement of operations or affect any covenant calculations.

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

Note 3: Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of June 30, 2017, 258,000 awards had been granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	7,850	4.55	$0.01	7,850
$1.01 - $7.00	10,000	8.39	$6.80	4,167
$7.01 - $8.00	62,188	3.04	$7.76	57,189
$8.01 - $10.00	5,667	7.49	$9.26	4,167
$10.01 - $13.49	40,000	1.69	$13.49	32,500
Total	125,705	3.33	$9.09	105,873

As of June 30, 2017, the Company had unrecognized stock compensation related to the options of $145,000, which will be recognized through 2019.

On January 24, 2017, the Company granted 9,500 restricted stock units with an intrinsic value of $8.85 to certain employees of the Company. The restricted stock units vest one-third annually over three years. For the three and six-month periods ended June 30, 2017, 5,000 and 43,170 restricted stock units with an intrinsic value of $8.48 and $6.16 vested, respectively. As of June 30, 2017, there was $284,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2020.

Note 4: Income taxes

We recognized income tax expense of $224,000 and $264,000 for the three and six-month periods ended June 30, 2017, respectively, compared to income tax expense of $192,000 and $390,000 during the same periods of 2016. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month periods ended June 30, 2017, the variance between the Company’s effective tax rate and the U.S. statutory rate of 34% is primarily attributable to the excess stock-based compensation tax benefit of $45,000 and $122,000, respectively, recognized in income tax expense during the period, in connection with the Company’s adoption of ASU 2016-09, as well as, foreign statutory tax rate differentials and tax credits.

During the six-month period ended June 30, 2016, the Company released $78,000 of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $59,000. No valuation allowance was released during the three-month period ended June 30, 2016. The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of PrecisionIR (PIR). At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition. The remaining valuation allowance on the federal and state net operating losses related to PIR was released during the fourth quarter of 2016, as such no valuation allowance remains on those federal and state net operating losses as June 30, 2017, which is consistent with projections of future taxable domestic income.

Note 5: Operations and Concentrations

For the three and six-month periods ended June 30, 2017 and 2016, we earned revenues (as a percentage of total revenues) in the following categories:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2017	2016	2017	2016
Platform and Technology	49.50%	35.96%	49.50%	32.32%
Services	50.50%	64.04%	50.50%	67.68%
Total	100.00%	100.00%	100.00%	100.00%

No customers accounted for more than 10% of the operating revenues during the three and six-month periods ended June 30, 2017 or 2016. We did not have any customers that comprised more than 10% of our total accounts receivable balance at June 30, 2017 or December 31, 2016.

We believe we did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 6: Line of Credit

Effective September 2, 2016, the Company renewed its Line of Credit, which reduced the interest rate to LIBOR plus 2.50% from LIBOR plus 3.00%. The amount of funds available for future borrowings remained at $2,000,000. As of June 30, 2017, the interest rate was 3.72% and the Company did not owe any amounts on the Line of Credit.

Note 7: Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a shareholder communications and compliance company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the services are performed. The following tables set forth revenues by domestic and international regions (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Geographic region
North America	$3,127	$2,713	$5,666	$5,548
Europe	316	421	632	863
Total revenues	$3,443	$3,134	$6,298	$6,411

Note 8: Authorized Shares

On March 21, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation reducing the number of authorized shares of preferred stock from 30,000,000 to 1,000,000 shares and the number of common stock from 100,000,000 to 20,000,000 shares.

Note 9: Subsequent Events

On July 7, 2017, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.05 per share. The dividend is payable on August 11, 2017, to stockholders of record as of the close of business on July 24, 2017.

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

Issuer Direct is an industry-leading communications and compliance company focusing on the needs of corporate issuers. Issuer Direct's principal platform, Platform id.™, empowers users by thoughtfully integrating the most relevant tools, technologies and services, thus eliminating the complexity associated with producing and distributing financial and business communications.

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

In the past, we have reported our revenues in three different streams: disclosure management, shareholder communications and platform and technology. To more accurately reflect our business and our focus on our platform first engagement strategy, we have consolidated our reporting into the two revenue streams: (i) Platform and Technology and (ii) Services. For presentation purposes, all revenues for the three and six-month periods ended June 30, 2016, have been reclassified to accurately illustrate year over year comparisons.

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

ACCESSWIRE™

Our press release platform is a cost-effective FD (Fair Disclosure) news dissemination and media outreach service. The ACCESSWIRE business focuses on press release distribution for both private and publicly held companies globally. ACCESSWIRE is fast becoming a competitive alternative to the traditional, major newswires because we have been able to expand upon our distribution with key partners, increase our analytics reporting and maintain the simple flat rate licensing and per release options. As a result, we anticipate we will continue to add new clients throughout 2017 and beyond. We will continue to brand our press release offerings under the name ACCESSWIRE, which we believe will solidify our market position in the newswire business.

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

Investor Network™

Over the past year, we have been focused on refining the model of digital distribution of our customer’s message to the investment community. This has been accomplished by integrating Investor Networks analytics into and with our Classify dashboard. Most of the customers subscribing to this platform today, are historical Precision IR (“PIR”) – Annual Report Service (“ARS”) users. We have migrated many of those customers from the traditional ARS business into this new digital subscription business. However, there can be no assurances these customers will continue using this digital platform in the long term if market conditions for shareholder interest is not present.

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

In the teleconference and webcasting space, we invested time, in the latter part of 2016, developing and integrating systems and processes with our platform and partners. The earnings event business is a highly competitive space with the majority of the business being driven from practitioners in the investor and communications firms. Toward the end of 2016, we created an application protocol interface (“API”) for the webcast marketplace, and will begin partnering with publishers and other platforms to license our datasets, which we believe will further increase our brand awareness. This API license will allow publishers to query single or multiple companies' current and past earnings calls and present those webcasts on their platforms. Additionally, as a commitment to broadening the reach of our webcast platform, all events will be broadcast live on our Investor Network platform, which will drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these competitive advantages will increase the demand for our webcasting platform among the corporate issuer community.

Investor Relations (“IR”) Websites & Data Feeds

Inside of Platform id. is our investor relations content network, which is used to create the IR tab of a public company’s website. This investor relations content network is a robust market data cloud of news, stock, fundamentals, regulatory filings, corporate governance, hotlines and many other components that are aggregated from a majority of the major exchanges and news distribution outlets around the world. These data feeds are licensed individually and as a complete platform to pre-IPO reporting companies and partners seeking to display our content on their platforms. The clear benefits to our IR platform is its integration into and with the entire cloud-based system, meaning companies can produce content for public distribution and it is automatically linked to their corporate site, distributed to targeted groups and placed into and with our data feed partners.

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

Blueprint™

Blueprint is our cloud-based document conversion, editing and filing platform. Blueprint is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC and SEDAR (System for Electronic Document Analysis and Retrieval), which is the Canadian equivalent of EDGAR. Blueprint is available in both a secure public cloud within our Platform id. subscription, as well as in a private cloud for corporations, mutual funds and the legal community looking to further enhance their internal document process. Our belief is that once Blueprint is fully developed and marketed, we will see a negative impact on our legacy disclosure conversion services business in the future. However, the margins associated with our subscription business compared to our services business are higher and align with our long-term strategy, and as such, we hope Blueprint will have a positive impact on our net income in the future.

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

During the fourth quarter of 2016, we completed a strategic upgrade to our platform that reaches private companies seeking to raise capital under Regulation A+, and Regulation D. This cloud-based system was released during the first quarter of 2017 under the brand Transferly™. Transferly is a subscription platform that gives companies and broker dealers the ability to assist in the process of identifying, managing and completing the investment process of an offering. Once an offering is completed, companies can utilize our stock transfer system to continue the communication and compliance issuance work a company is required to manage.

Proxy – Annual General Meeting (AGM)

Our proxy platform is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This platform is utilized for every annual meeting and or special meeting we manage for our client base and offers both full-set mailing and notice of internet availability options.

Services

As we focus on expanding our cloud-based subscription business, we expect to see a decrease in the overall revenues associated with our Services business. Typically, Services revenues relate to where resources are required to perform the work for our clients and or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core disclosure business over the last 11 years. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required, but are optional for customers that utilize our Platform id.

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

Results of Operations

Comparison of results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2017	2016	2017	2016

Platform and Technology
Revenue	$1,704	$1,127	$3,117	$2,072
Gross margin	$1,424	$934	$2,592	1,709
Gross margin %	84%	83%	83%	82%

Services
Revenue	$1,739	$2,007	$3,181	$4,339
Gross margin	$1,110	$1,376	$2,051	$3,108
Gross margin %	64%	69%	64%	72%

Total
Revenue	$3,443	$3,134	$6,298	$6,411
Gross margin	$2,534	$2,310	$4,643	4,817
Gross margin %	74%	74%	74%	75%

Revenues

Total revenue increased by $309,000, or 10%, to $3,443,000 during the three-month period ended June 30, 2017, as compared to $3,134,000 during the same period of 2016. Total revenue decreased by $113,000, or 2%, to $6,298,000 during the six-month period ended June 30, 2017, as compared to $6,411,000 during the same period of 2016. Included in revenue during the six-month period ended June 30, 2016 is the benefit of $316,000 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR. Absent this one-time benefit, revenues for the six-month period ended June 30, 2017 would have increased 3% compared to the same period in the prior year.

Platform and Technology revenue increased $577,000, or 51%, and $1,045,000, or 50%, during the three and six-month periods ended June 30, 2017, respectively, as compared to the same periods of 2016. A majority of the increase is due to the continued success of our ACCESSWIRE news distribution platform, which increased $527,000 and $944,000 during the three and six-month periods ended June 30, 2017, respectively, as compared to the same periods of the prior year. The increase is attributable to our investment in increased sales staff and distribution during the latter part of 2016 as the Company was able to continue to penetrate the newswire market. Additionally, we earned increased revenue from the same period of the prior year from other platforms including our Blueprint, whistleblower, webcasting, Classify, stock transfer and proxy platforms. These increases were offset by a decline in revenue from our Investor Network platform.

Services revenue decreased $268,000, or 13%, and $1,158,000, or 27% during the three and six-month periods ended June 30, 2017, as compared to the same periods of 2016. The decrease is primarily associated with a decrease in revenue from our ARS services as we continued to experience client attrition as customers elect to leave the service or transition to digital fulfillment. Additionally, as noted above, included in revenue for the six-month period ended June 30, 2016, is the benefit of $316,000 related to the reversal of an accrual of unused postage credits. We also experienced a decline in our traditional Edgar and XBRL services due to continued pricing pressure in those markets as well as decline in our print and proxy and distribution services due to the timing of certain projects.

No customers accounted for more than 10% of the operating revenues during the three and six-month periods ended June 30, 2017 or 2016.

Revenue Backlog

At June 30, 2017, we have recorded deferred revenue of $1,040,000 that we expect to recognize over the next twelve months, compared to $843,000 at December 31, 2016. Deferred revenue primarily consists of advance billings for licenses of our cloud-based platforms and annual contracts for legacy ARS services.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing and amortization of capitalized software costs related to our platforms licensed to customers in our Platform and Technology stream and direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers in our Services stream. Cost of revenues increased by $85,000, or 10%, and $61,000, or 4%, during the three and six-month periods ended June 30, 2017, as compared to the same period of 2016. Overall gross margin percentage remained the same at 74%, for the three-month period ended June 30, 2017, as compared to the same period of 2016 and decreased to 74% from 75% for the six-month period ended June 30, 2017, compared to the same period of the prior year. Excluding the benefit associated with the release of the accrual related to unused postage credits, gross margin percentage for the six-month period ended June 30, 2016, would have been 74%.

Gross margin percentages from Platform and Technology were 84% and 83% during the three and six-month periods ended June 30, 2017, respectively, as compared to 83% and 82% in the same periods of 2016, respectively. The increase in gross margin percentage is primarily due to increased revenue from our ACCESSWIRE platform partially offset by increased amortization of capitalized software related to our platforms.

Gross margin percentage from our Services revenue decreased to 64% in the three and six-month periods ended June 30, 2017, as compared to 69% and 72% during the same periods of 2016, respectively. Excluding the benefit associated with the release of the unused postage credits, gross margins for the six-month period ended June 30, 2016 would have been 69%. The decrease in gross margin percentage is primarily due to lower revenue associated with fixed costs of delivering ARS, print and proxy, Edgar and XBRL services.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $55,000, or 7%, and $125,000, or 8%, during the three and six-month periods ended June 30, 2017, respectively, as compared to the same periods of 2016. The increase is primarily due to an increase in professional fees for legal and consulting services and bonus expense partially offset by a decrease in stock compensation and facility and equipment expenses.

As a percentage of revenue, General and Administrative expenses were 25% and 28% for the three and six-month periods ended June 30, 2017, respectively, compared to 26% for both periods of 2016.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses increased $42,000, or 6%, and $11,000, or 1%, for the three and six-month periods ended June 30, 2017, respectively, as compared to the same periods of 2016. These increases are primarily due to an increase in tradeshow expenses.

As a percentage of revenue, sales and marketing expense were 21% during both the three and six-month period ended June 30, 2017, compared to 21% and 20% during the same periods of 2016, respectively.

Product Development

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development costs increased $39,000, or 43%, and $95,000, or 60%, during the three and six-month periods ended June 30, 2017, respectively, compared to the same periods in 2016. The increase is the result of higher salaries and less capitalization of costs as certain projects are completed and have been pushed into production. During the three and six-month periods ended June 30, 2017, the Company capitalized $314,000 and $680,000, respectively, of software development costs compared to $260,000 and $786,000 during the same periods of 2016.

As a percentage of revenue, Product Development expenses were 4% for both the three and six-month periods ended June 30, 2017, respectively, compared to 3% and 2% for the same periods of 2016, respectively.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $179,000, or 63%, and $356,000, or 63%, during the three and six-month periods ended June 30, 2017, respectively, as compared to the same periods of 2016. The decrease is due to lower amortization of certain intangible assets acquired in the PIR acquisition that became fully amortized during the year ended December 31, 2016.

Other income (expense)

Other income (expense) is primarily the result of the change in fair value of stock received, in lieu of cash, to settle an outstanding receivable. As of June 30, 2017, all stock has been sold.

Income tax expense

We recognized income tax expense of $224,000 and $264,000 for the three and six-month periods ended June 30, 2017, respectively, compared to income tax expense of $192,000 and $390,000 during the same periods of 2016. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month periods ended June 30, 2017, the variance between the Company’s effective tax rate and the U.S. statutory rate of 34% is primarily attributable to the excess stock-based compensation tax benefit of $45,000 and $122,000, respectively, recognized in income tax expense during the period, in connection with the Company’s adoption of ASU 2016-09, as well as, foreign statutory tax rate differentials and tax credits.

During the six-month period ended June 30, 2016, the Company released $78,000 of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $59,000. No valuation allowance was released during the three-month period ended June 30, 2016.

Net Income

Net income was $493,000 and $817,000 during the three and six-month periods ended June 30, 2017, respectively, compared to $357,000 and $850,000 for the same periods of 2016.

As noted earlier, included in net income for the six-month period ended June 30, 2016 is the benefit of $316,000 before taxes related to the reversal of an accrual related to unused postage credits related to ARS clients acquired from PIR. Excluding the benefit of this reversal, the Company was able to increase net income by increasing revenue, maintaining gross margin percentages and lowering operating costs.

Liquidity and Capital Resources

As of June 30, 2017, we had $6,125,000 in cash and cash equivalents and $1,334,000 in net accounts receivable. Current liabilities at June 30, 2017, totaled $2,368,000 including our accounts payable, deferred revenue, accrued liabilities, income taxes payable and other accrued expenses. At June 30, 2017, our current assets exceeded our current liabilities by $5,449,000.

Effective September 2, 2016, the Company renewed its Line of Credit, which reduced the interest rate to LIBOR plus 2.50% from LIBOR plus 3.00%. The amount of funds available for future borrowings remained at $2,000,000. As of June 30, 2017, the interest rate was 3.72% and the Company did not owe any amounts on the Line of Credit.

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

We will continue to focus on the following key strategic initiatives during the remainder of 2017:

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

We have invested and will continue to invest in our product sets, platforms and intellectual property development through the second half of 2017. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user as well as higher gross margins as we move through 2017 and beyond.

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

Date: August 3, 2017

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer