Form 10-Q
period 2017-09-30
ISSUER DIRECT CORP
filed 2017-11-02
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 2,980,994 shares of common stock were issued and outstanding as of November 2, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,407	$5,339
Accounts receivable (net of allowance for doubtful accounts of $434 and $429, respectively)	1,067	1,300
Other current assets	396	189
Total current assets	7,870	6,828
Capitalized software (net of accumulated amortization of $436 and $207, respectively)	2,767	2,048
Fixed assets (net of accumulated amortization of $372 and $318, respectively)	159	204
Deferred income tax asset	137	141
Other long-term assets	18	18
Goodwill	2,242	2,242
Intangible assets (net of accumulated amortization of $3,573 and $3,324, respectively)	1,131	1,380
Total assets	$14,324	$12,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$481	$344
Accrued expenses	680	806
Income taxes payable	80	112
Deferred revenue	958	843
Total current liabilities	2,199	2,105
Deferred income tax liability	54	66
Other long-term liabilities	86	112
Total liabilities	2,339	2,283
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 and 30,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	-	-
Common stock $0.001 par value, 20,000,000 and 100,000,000 shares authorized, 2,955,759 and 2,860,944 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	3	3
Additional paid-in capital	9,776	9,120
Other accumulated comprehensive income (loss)	29	(36)
Retained earnings	2,177	1,491
Total stockholders' equity	11,985	10,578
Total liabilities and stockholders’ equity	$14,324	$12,861

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues	$2,931	$2,873	$9,229	$9,284
Cost of revenues	821	739	2,476	2,333
Gross profit	2,110	2,134	6,753	6,951
Operating costs and expenses:
General and administrative	758	839	2,525	2,482
Sales and marketing expenses	613	652	1,920	1,947
Product development	156	133	410	291
Depreciation and amortization	102	216	310	780
Total operating costs and expenses	1,629	1,840	5,165	5,500
Operating income	481	294	1,588	1,451
Other income (expense)	1	(6)	(24)	78
Income before taxes	482	288	1,564	1,529
Income tax expense	174	93	438	484
Net income	$308	$195	$1,126	$1,045
Income per share – basic	$0.10	$0.07	$0.38	$0.37
Income per share – fully diluted	$0.10	$0.07	$0.37	$0.36
Weighted average number of common shares outstanding – basic	2,955	2,836	2,931	2,807
Weighted average number of common shares outstanding – fully diluted	3,036	2,936	3,013	2,899

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Net income	$308	$195	$1,126	$1,045
Foreign currency translation adjustment	31	(2)	65	10
Comprehensive income	$339	$193	$1,191	$1,055

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,126	$1,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	532	900
Bad debt expense	119	191
Deferred income taxes	-	73
Stock-based compensation expense	365	460
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	122	(274)
Decrease (increase) in deposits and prepaid assets	(207)	(135)
Increase (decrease) in accounts payable	127	(95)
Increase (decrease) in accrued expenses	(193)	(281)
Increase (decrease) in deferred revenue	104	136
Net cash provided by operating activities	2,095	2,020

Cash flows from investing activities:
Capitalized software	(891)	(751)
Purchase of fixed assets	(9)	(59)
Net cash used in investing activities	(900)	(810)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	235	33
Payment of dividend	(440)	(309)
Net cash used in financing activities	(205)	(276)

Net change in cash	990	934
Cash – beginning	5,339	4,215
Currency translation adjustment	78	(14)
Cash – ending	$6,407	$5,135

Supplemental disclosures:
Cash paid for income taxes	$659	$435
Non-cash activities:
Stock-based compensation - capitalized software	$57	$352

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2017 and statements of operations, comprehensive income, and cash flows for the three and nine-month periods ended September 30, 2017 and 2016 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2016 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K and Form 10-K/A.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

We calculate earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options and restricted stock units totaling 89,667 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2017, respectively, because their impact was anti-dilutive. Shares issuable upon the exercise of stock options and restricted stock units totaling 184,417 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2016, respectively, because their impact was anti-dilutive.

Revenue Recognition

We recognize revenue in accordance with US GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue for licenses of our cloud-based products over the subscription period and where collectability is probable. For services, we recognize revenue when the services are rendered and/or delivered and where collectability is probable. Deferred revenue primarily consists of the unearned portion of advance billings for licenses of our cloud-based platforms and annual contracts for our legacy annual report service.

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. A majority of the amortization expense is recorded in cost of revenues on the Consolidated Statements of Operations, however, amortization related to back-office supporting systems is included in depreciation and amortization. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and nine-month periods ended September 30, 2017 and 2016, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Capitalized software development costs	$269	$317	$948	$1,103
Capitalized costs related to stock-based compensation	1	85	57	352
Amortization included in cost of revenues	81	48	222	121
Amortization included in depreciation and amortization	2	3	7	9

Fair Value Measurements

As of September 30, 2017 and December 31, 2016, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value. We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss related to changes in the cumulative foreign currency translation adjustment.

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

Newly Adopted Pronouncements

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Operations during the period the award is exercised as opposed to being recorded in additional paid-in capital on the Consolidated Balance Sheets. The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period. Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the three and nine-month periods ended September 30, 2017, the Company recorded an income tax benefit of $0 and $122,000 related to the excess tax benefit of exercised awards during the periods, that would have been recorded in additional paid-in capital during prior years. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time.

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

The FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 5, 2017. The amendments of this ASU clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by first providing a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed is concentrated in a single asset or group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments provide a framework for evaluating whether inputs and substantive processes are present, to assist in determining if the set is a business. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and the Company plans to adopt the amendments in conjunction with its determination of the purchase price allocation for the acquisition of Interwest Transfer Company, Inc. (“ITC”), which was acquired on October 2, 2017 (See Note 9: Subsequent Events).

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing US GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing US GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018, however, early adoption is permitted. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company currently has one lease on its corporate facilities which ends October 31, 2019. Absent any renewal of the lease or new leases entered into before January 1, 2019, the Company will be required to record a right-to-use asset and corresponding lease liability associated with the remaining lease payments beginning with the first interim period of 2019. This will increase both balance sheet assets and liabilities by insignificant amounts but will not have a significant impact on the Consolidated Statement of Operations or affect any covenant calculations.

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and several updates to the ASU. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09 as well as the additional updates, however, does not believe it will have a significant impact on the Company's financial statements as the Company believes the current manner in which revenue is recognized will result in the same or similar timing and amount of revenue recognition as required by ASU 2014-09 and the additional amendments. The Company will increase disclosures around revenue recognition in the notes to consolidated financial statements to comply with the standard upon adoption. These ASU's are currently effective for the Company in our year beginning on January 1, 2018 and the Company plans to use the modified-retrospective approach.

Note 3: Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On September 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of September 30, 2017, 298,000 awards had been granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	7,850	4.31	$0.01	7,850
$1.01 - $7.00	10,000	8.14	$6.80	5,000
$7.01 - $8.00	62,188	2.78	$7.76	62,188
$8.01 - $10.00	5,250	7.24	$9.26	4,253
$10.01 - $13.49	72,000	5.24	$13.27	35,000
Total	157,288	4.47	$9.89	114,291

As of September 30, 2017, the Company had unrecognized stock compensation related to the options of $267,000, which will be recognized through 2019.

On January 24, 2017, the Company granted 9,500 restricted stock units with an intrinsic value of $8.85 to certain employees of the Company. The restricted stock units vest one-third annually over three years. On September 28, 2017, the Company granted 8,000 restricted stock units with an intrinsic value of $13.00 to each the four non-employee members of the Company’s board of directors. The restricted stock units vest upon the earlier of (i) the date of the Company’s 2018 annual meeting of stockholders (but only if the director ceases to be a member of the board of directors at such annual meeting as a result of not standing for re-election or not being re-elected) or (ii) September 28, 2018. For the nine-month period ended September 30, 2017, 43,170 restricted stock units with an intrinsic value of $6.16 vested. No restricted stock units vested during the three-month period ended September 30, 2017.

As of September 30, 2017, there was $336,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2020.

Note 4: Income taxes

We recognized income tax expense of $174,000 and $438,000 for the three and nine-month periods ended September 30, 2017, respectively, compared to income tax expense of $93,000 and $484,000 during the same periods of 2016. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2017, the variance between the Company’s effective tax rate and the U.S. statutory rate of 34% is primarily attributable to the excess stock-based compensation tax benefit of $0 and $122,000, respectively, recognized in income tax expense during the periods, in connection with the Company’s adoption of ASU 2016-09, as well as, foreign statutory tax rate differentials and tax credits.

During the nine-month period ended September 30, 2016, the Company released $78,000 of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $72,000. No valuation allowance was released during the three-month period ended September 30, 2016. The tax benefits from US net operating losses that were previously reserved were acquired as part of the acquisition of PrecisionIR (PIR). At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition. The remaining valuation allowance on the federal and state net operating losses related to PIR was released during the fourth quarter of 2016, as such no valuation allowance remains on those federal and state net operating losses as of September 30, 2017, which is consistent with projections of future taxable domestic income.

Note 5: Operations and Concentrations

For the three and nine-month periods ended September 30, 2017 and 2016, we generated revenues (as a percentage of total revenues) in the following categories:

	For the Three Months Ended		For the Nine Months Ended
Revenue Streams	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Platform and Technology	55.24%	36.04%	51.32%	33.47%
Services	44.76%	63.96%	48.68%	66.53%
Total	100.00%	100.00%	100.00%	100.00%

No customers accounted for more than 10% of revenues during the three and nine-month periods ended September 30, 2017 or 2016. We did not have any customers that comprised more than 10% of our total accounts receivable balance at September 30, 2017 or December 31, 2016.

We believe we did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 6: Line of Credit

Effective September 1, 2017, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,000,000 to $2,500,000. The interest rate remained at LIBOR plus 2.50%. As of September 30, 2017, the interest rate was 3.74% and the Company did not owe any amounts on the Line of Credit.

Note 7: Geographical Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a shareholder communications and compliance company for publicly traded companies. Revenue is attributed to a particular geographic region based on where the licenses are sold or services are performed. The following tables set forth revenues by domestic and international regions (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Geographic region
North America	$2,640	$2,509	$8,305	$8,057
Europe	291	364	924	1,227
Total revenues	$2,931	$2,873	$9,229	$9,284

Note 8: Authorized Shares

On March 21, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation reducing the number of authorized shares of preferred stock from 30,000,000 to 1,000,000 shares and the number of authorized shares of common stock from 100,000,000 to 20,000,000 shares.

Note 9: Subsequent Events

On October 2, 2017, the Company acquired all of the outstanding stock of Interwest Transfer Company, Inc. for $1,935,000 in cash and 25,235 shares of common stock (equivalent value of $333,000 at closing) paid at closing and $960,000 of cash to be paid equally over three years, resulting in a total purchase price of approximately $3,228,000 subject to a closing working capital adjustment as outlined in the stock purchase agreement.

On October 10, 2017, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.05 per share. The dividend is payable on November 10, 2017, to stockholders of record as of the close of business on October 23, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K and Form 10-K/A for the year ended December 31, 2016, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

We work with a diverse client base in the financial services industry, including brokerage firms, banks and mutual funds. We also sell products and services to corporate issuers, professional firms, such as investor relations and public relations firms, and the accounting and the legal communities. Corporate issuers and their constituents utilize our cloud-based platforms and related services from document creation all the way to dissemination to regulatory bodies, platforms and shareholders.

In the past, we have reported our revenues in three different streams: disclosure management, shareholder communications and platform and technology. To more accurately reflect our business and our focus on our platform first engagement strategy, we have consolidated our reporting into the two revenue streams: (i) Platform and Technology and (ii) Services. For presentation purposes, all revenues for the three and nine-month periods ended September 30, 2016, have been reclassified to accurately illustrate year over year comparisons.

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

Platform and Technology

As the Company continues its transition to a cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to expand over the next several years. For three and nine-month periods ended September 30, 2017, Platform and Technology revenue accounted for a majority of the Company’s revenues. Our technology offering, ACCESSWIRE news business, and our core historical tools for disclosure management and shareholder communications have and continue to lead this transition.

As part of our Platform and Technology strategy, we have been working on our exchange partner program, whereby we make available certain parts of our platform, under agreement, to select global exchanges and or marketplaces to integrate our offerings. Such partnerships should yield increased exposure to a targeted customer base that could impact our revenue and overall brand in the market.

Additionally, our product road map includes planned advancements in both our current Platform id. offering as well as additional offerings, which we believe provide long term opportunity. These advancements will leverage our current application technology framework and give us an opportunity to further expand our customer and user base.

Platform id.

Platform id. is a cloud-based subscription platform that efficiently and effectively manages the events of a company that seeks to distribute its messaging to key constituents, investors, markets and regulatory systems around the globe. Currently, Platform id. consists of nine related but distinct shareholder communications and disclosure reporting modules. Certain of these capabilities were historically part of our disclosure management and shareholder communications offerings, but are now included into our fully integrated platform.

Within most of our target markets, customers require several individual services or software providers to meet their investor relations, communications and compliance needs. We believe Platform id. addresses all those needs in a single sign-on platform — one that offers a company control, increases efficiencies, demonstrates a clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

While the complete platform is available for a single subscription fee, companies also have the flexibility to choose one or more of the specific modules that fit their needs based on the stage of the company’s development. Set forth below are the nine modules currently included in Platform id.:

ACCESSWIRE™

Our press release platform is a cost-effective Fair Disclosure, Regulation FD news dissemination and media outreach service. The ACCESSWIRE business focuses on press release distribution for both private and publicly held companies globally. ACCESSWIRE is fast becoming a competitive alternative to the traditional, major newswires because we have been able to expand upon our distribution with key partners, increase our analytics reporting and maintain the simple flat rate licensing and per release options. As a result, we anticipate we will continue to add new clients throughout 2017 and beyond. We will continue to brand our press release offerings under the name ACCESSWIRE, which we believe will solidify our market position in the newswire business.

ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other investor outreach offerings. A disruption in any of these partnerships could have a materially adverse impact on our business.

Classify™

Classify is our buy-side, sell-side and media targeting database and intelligence analytics platform that customers can add on to their Platform id. subscription. This subscription-based platform is centered around both our shareholder communications and news distribution offerings. We anticipate the Classify analytics and peer review application will become the focal point for our Platform id. dashboard, as customers become increasingly interested in peer performance and real-time alerts to vital data points throughout the day. To ensure the adoption of our Classify subscription, we have begun providing select clients with this dashboard on a trial basis and intend to broaden this offering to all customers over the next year.

We believe our data-set is an attractive option for both investor relations and public relations firms and for customers looking for an alternative to current products in the market, based on price and flexibility, as well as data quality and quantity. Development is currently underway to fully integrate the Classify dataset and analytics into our ACCESSWIRE offering as a way to add value and expand distribution via highly targeted lists of professionals from the dataset. We expect this to increase future ACCESSWIRE revenues per press release as well as ACCESSWIRE subscriptions once the integration is completed during the fourth quarter of 2017.

Investor Network™

Over the past year, we have been focused on refining the model of digital distribution of our customer’s message to the investment community. This has been accomplished by integrating Investor Networks analytics into and with our Classify dashboard. Most of the customers subscribing to this platform today, are historical PrecisionIR (“PIR”) – Annual Report Service (“ARS”) users. We have migrated many of those customers from the traditional ARS business into this new digital subscription business. However, there can be no assurances these customers will continue using this digital platform in the long term if market conditions for shareholder interest is not present.

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

The earnings event industry is a highly competitive space with the majority of the business being driven from practitioners in the investor and communications firms. Toward the end of 2016 and early 2017, we invested time and financial resources developing and integrating systems and processes within our platform by creating an application programming interface (“API”) for the webcast marketplace, and will begin partnering with publishers and other platforms to license our datasets, which we believe will further increase our brand awareness. This API license will allow publishers to query single or multiple companies' current and past earnings calls and present those webcasts on their platforms, under a subscription to Platform id.. Additionally, as a commitment to broadening the reach of our webcast platform, all events will be broadcast live on our Investor Network platform, which will drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these competitive advantages will increase the demand for our webcasting platform among the corporate issuer community.

Investor Relations (“IR”) Websites & Data Feeds

Another component of Platform id. is our investor relations content network, which is used to create the investor relations’ tab of a public company’s website. This investor relations content network is a robust market data cloud of news, stock, fundamentals, regulatory filings, corporate governance, hotlines and many other components that are aggregated from a majority of the major exchanges and news distribution outlets around the world. These data feeds are licensed individually and as a complete platform to pre-IPO, reporting companies and partners seeking to display our content on their platforms. The clear benefits to our investor relations’ platform is its integration into and with the entire cloud-based system, meaning companies can produce content for public distribution and it is automatically linked to their corporate site, distributed to targeted groups and placed into and with our data feed partners.

Whistleblower Hotline

Our whistleblower platform is an add-on product within Platform id.. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance whistleblower policy. As a supported and subsidy bundle product of the New York Stock Exchange (“NYSE”) offerings, it is our hope we will gain relationships with new IPO clients and other larger cap clients listed on the NYSE.

Blueprint™

Blueprint is our cloud-based document conversion, editing and filing platform. Blueprint is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC and SEDAR, which is the Canadian equivalent of EDGAR. Blueprint is available in both a secure public cloud within our Platform id. subscription, as well as in a private cloud for corporations, mutual funds and the legal community looking to further enhance their internal document process. Our belief is that once Blueprint is fully developed and marketed, we will see a negative impact on our legacy disclosure conversion services business in the future. However, the margins associated with our subscription business compared to our services business are higher and align with our long-term strategy, and as such, we believe Blueprint could have a positive impact on our compliance business.

At the end of September 2017, we released upgrades to our Blueprint disclosure product to include tagging functionality that meets newly proposed and mandated SEC requirements. These upgrades meet proposed SEC guidelines for both domestic and foreign filers to include previously filed XBRL with new inline technology (“iXBRL”) as well as new SEC mandates for foreign filers that compile financial statements using International Financial Reporting Standards (“IFRS”) to be able to utilize our cloud-based platform ahead of the deadlines imposed by the SEC.

–
The iXBRL requirements will likely phase in beginning in 2019.
–
Foreign filers with fiscal years ended on or after December 15, 2017 are required to begin reporting their financial statements in XBRL with the SEC in early 2018. Issuer Direct's Platform id. has adopted the new IFRS taxonomy into and with its new disclosure upgrade for iXBRL.

Stock Transfer

A valued subscription in our Platform id. ecosystem is the ability for our customers to gain access to real-time information of their shareholders, stock ledgers, reports, and issue new shares from our cloud-based platform. Managing the capitalization table of a public company or pre-IPO company is the cornerstone of corporate governance and transparency, and as such companies, bond offerings, and community banks have chosen us to assist with their stock transfer needs. This is an industry which has experienced declining revenues as it was affected by the convergence of paper certificates to digital form. However, we have recently been focused on licensing opportunities of our stock transfer platform, allowing customers to gain access to our cloud-based system in order to move shares or query shareholders, which has significantly changed the long term dynamics for both our customers and us.

On October 2, 2017, we completed the acquisition of Interwest Transfer Company, Inc (“ITC”), a company specializing in stock registrar and transfer agent services. During the fourth quarter of 2017, we will migrate the stock records and company information of ITC’s customers into and with our cloud-based stock transfer platform, giving companies the ability to take advantage of all the same benefits as our current customers. Our plan is that we will then begin to market all of our other cloud-based platform products and services to these new customers to help them meet all of their shareholder communication and compliance needs.

During the latter part of 2016 and early 2017, we completed a strategic upgrade to our platform that reaches private companies seeking to raise capital under Regulation A+, and Regulation D. This cloud-based system was released during the first quarter of 2017 under the brand Transferly™. Transferly is a subscription platform that gives companies and broker dealers the ability to assist in the process of identifying, managing and completing the investment process of an offering. Once an offering is completed, companies can utilize our stock transfer system to continue the communication and compliance issuance work a company is required to manage.

Proxy – Annual General Meeting (AGM)

Our proxy platform is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This platform is utilized for every annual meeting and or special meeting we manage for our client base and offers both full-set mailing and notice of internet availability options.

Services

As we focus on expanding our cloud-based subscription business, we expect to see a decrease in the overall revenues associated with our Services business. Typically, Services revenues relate to where resources are required to perform the work for our clients and or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core disclosure business over the last 11 years. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required, but are optional for customers that utilize our Platform id..

Our investor outreach and engagement offering, formerly known as the ARS, now known as the Investor Network, was acquired from PIR. The ARS business has existed for over 20 years primarily as a physical hard copy delivery service of annual reports and prospectuses. We continue to operate a portion of this legacy system and continue to migrate the install base over to our subscriptions business of Investor Network, which is our digital platform and outreach engagement dataset. Portions of this legacy system are still operational, specifically for those who opt to take advantage of physical delivery of material. We believe we will continue to see further attrition of both customers and revenues in this category as we focus our efforts on our Platform and Technology business.

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Revenue Streams	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Platform and Technology
Revenue	$1,619	$1,035	$4,736	$3,108
Gross margin	$1,322	$850	$3,914	2,559
Gross margin %	82%	82%	83%	82%

Services
Revenue	$1,312	$1,838	$4,493	$6,176
Gross margin	$788	$1,284	$2,839	$4,392
Gross margin %	60%	70%	63%	71%

Total
Revenue	$2,931	$2,873	$9,229	$9,284
Gross margin	$2,110	$2,134	$6,753	6,951
Gross margin %	72%	74%	73%	75%

Revenues

Total revenue increased by $58,000, or 2%, to $2,931,000 during the three-month period ended September 30, 2017, as compared to $2,873,000 during the same period of 2016. Total revenue decreased by $55,000, or 1%, to $9,229,000 during the nine-month period ended September 30, 2017, as compared to $9,284,000 during the same period of 2016. It is important to note, included in revenue during the nine-month period ended September 30, 2016 is the benefit of $316,000 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR. Absent this one-time benefit, revenues for the nine-month period ended September 30, 2017 would have increased 3% compared to the same period in the prior year.

Platform and Technology revenue increased $584,000, or 56%, and $1,628,000, or 52%, during the three and nine-month periods ended September 30, 2017, respectively, as compared to the same periods of 2016. A majority of the increase is due to the continued success of our ACCESSWIRE news distribution platform, which increased $497,000 and $1,441,000 during the three and nine-month periods ended September 30, 2017, respectively, as compared to the same periods of the prior year. The increase is attributable to our investment in increased sales staff and distribution during the latter part of 2016 and early 2017 as the Company continues to penetrate the newswire market. Additionally, we generated increased revenue over the same periods of the prior year from other platforms including our Blueprint, whistleblower, webcasting, Classify and stock transfer platforms. These increases were offset by a decline in revenue from our Investor Network platform. As a percentage of overall revenue, Platform & Technology revenue increased to 55% and 51% for the three and nine-month periods ended September 30, 2017 compared to 36% and 33% for the same periods of 2016, respectively.

Services revenue decreased $526,000, or 29%, and $1,683,000, or 27% during the three and nine-month periods ended September 30, 2017, as compared to the same periods of 2016. The decrease is primarily associated with a decrease in revenue from our ARS services as we continued to experience client attrition as customers elect to leave the service or transition to digital fulfillment. Additionally, as noted above, included in revenue for the nine-month period ended September 30, 2016, is the benefit of $316,000 related to the reversal of an accrual of unused postage credits. We also experienced a decline in our print and proxy distribution services due to the timing of certain projects and other one-time projects from the prior year that did not occur during the current year, as well as, a decline in our XBRL services due to continued pricing pressure in that market.

No customers accounted for more than 10% of the operating revenues during the three and nine-month periods ended September 30, 2017 or 2016.

Revenue Backlog

At September 30, 2017, we have recorded deferred revenue of $958,000 that we expect to recognize over the next twelve months, compared to $843,000 at December 31, 2016. Deferred revenue primarily consists of the unearned portion of advance billings for licenses of our cloud-based platforms and annual contracts for legacy ARS services.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing and amortization of capitalized software costs related to our platforms licensed to customers in our Platform and Technology stream and direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers in our Services stream. Cost of revenues increased by $82,000, or 11%, and $143,000, or 6%, during the three and nine-month periods ended September 30, 2017, as compared to the same period of 2016. Overall gross margin percentage decreased to 72% and 73% for the three and nine-month periods ended September 30, 2017, respectively, as compared to 74% and 75% during the same periods of the prior year. Excluding the benefit associated with the release of the accrual related to unused postage credits, gross margin percentage for the nine-month period ended September 30, 2016, would have been 74%.

Gross margin percentages from Platform and Technology were 82% and 83% during the three and nine-month periods ended September 30, 2017, respectively, as compared to 82% for both periods of 2016. The increase in gross margin percentage for the nine months ended September 30, 2017, is primarily due to increased revenue from our ACCESSWIRE platform partially offset by increased amortization of capitalized software related to our platforms.

Gross margin percentage from our Services revenue decreased to 60% and 63% during the three and nine-month periods ended September 30, 2017, respectively, as compared to 70% and 71% during the same periods of 2016, respectively. Excluding the benefit associated with the release of the unused postage credits, gross margins for the nine-month period ended September 30, 2016 would have been 70%. The decrease in gross margin percentage is primarily due to lower revenue associated with fixed costs of delivering ARS, print and proxy, Edgar and XBRL services.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses decreased $81,000, or 10%, during the three months ended September 30, 2017, compared to the same period of 2016, primarily due to a decrease in employee-related expenses and bad debt expense offset by increases in legal and consulting expenses. During the nine-month period ended September 30, 2017, general and administrative expenses increased $43,000, or 2%, as compared to the same period of the prior year. This increase is primarily due to an increase in legal and consulting expenses, offset by decreases in stock compensation and bad debt expense due to strong collections.

As a percentage of revenue, General and Administrative expenses were 26% and 27% for the three and nine-month periods ended September 30, 2017, respectively, compared to 29% and 27% for the same periods of 2016.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses decreased $39,000, or 6%, and $27,000, or 1%, for the three and nine-month periods ended September 30, 2017, respectively, as compared to the same periods of 2016. These decreases are primarily due to decreases in employee -related costs due to a decrease in headcount offset by an increase in tradeshow expenses.

As a percentage of revenue, sales and marketing expense were 21% during both the three and nine-month periods ended September 30, 2017, compared to 23% and 21% during the same periods of 2016, respectively.

Product Development

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id.. Product development costs increased $23,000, or 17%, and $119,000, or 41%, during the three and nine-month periods ended September 30, 2017, respectively, compared to the same periods in 2016. The increase is the result of higher salaries and less capitalization of costs as certain projects are completed and have been pushed into production. During the three and nine-month periods ended September 30, 2017, the Company capitalized $269,000 and $948,000, respectively, of software development costs compared to $317,000 and $1,103,000 during the same periods of 2016.

As a percentage of revenue, Product Development expenses were 5% and 4% for the three and nine-month periods ended September 30, 2017, respectively, compared to 5% and 3% for the same periods of 2016, respectively.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $114,000, or 53%, and $470,000, or 60%, during the three and nine-month periods ended September 30, 2017, respectively, as compared to the same periods of 2016. The decrease is due to lower amortization of certain intangible assets acquired in the PIR acquisition that became fully amortized during the year ended December 31, 2016.

Other income (expense)

Other income (expense) is primarily the result of the change in fair value of stock received, in lieu of cash, to settle an outstanding receivable. As of September 30, 2017, all of the stock acquired has been sold.

Income tax expense

We recognized income tax expense of $174,000 and $438,000 for the three and nine-month periods ended September 30, 2017, respectively, compared to income tax expense of $93,000 and $484,000 during the same periods of 2016. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2017, the variance between the Company’s effective tax rate and the U.S. statutory rate of 34% is primarily attributable to the excess stock-based compensation tax benefit of $0 and $122,000, respectively, recognized in income tax expense during the periods, in connection with the Company’s adoption of ASU 2016-09, as well as, foreign statutory tax rate differentials and tax credits.

During the nine-month period ended September 30, 2016, the Company released $78,000 of its valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $72,000. No valuation allowance was released during the three-month period ended September 30, 2016.

Net Income

Net income was $308,000 and $1,126,000 during the three and nine-month periods ended September 30, 2017, respectively, compared to $195,000 and $1,045,000 for the same periods of 2016.

As noted earlier, included in net income for the nine-month period ended September 30, 2016 is the benefit of $316,000 before taxes related to the reversal of an accrual related to unused postage credits related to ARS clients acquired from PIR. Excluding the benefit of this reversal, the Company was able to increase net income by increasing revenue and lowering operating costs, primarily as a result of lower amortization of intangible assets.

Liquidity and Capital Resources

               As of September 30, 2017, we had $6,407,000 in cash and cash equivalents and $1,067,000 in net accounts receivable. Current liabilities at September 30, 2017, totaled $2,199,000 including our accounts payable, deferred revenue, accrued liabilities, income taxes payable and other accrued expenses. At September 30, 2017, our current assets exceeded our current liabilities by $5,671,000.

Effective September 1, 2017, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,000,000 to $2,500,000. The interest rate remained at LIBOR plus 2.50%. As of September 30, 2017, the interest rate was 3.74% and the Company did not owe any amounts on the Line of Credit.

We believe we have sufficient cash to manage the business under our current operating plan through November 30, 2018. We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, it is possible that we will have to raise additional funds through the issuance of equity in order to meet any future obligations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to pay dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

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

Overall, the demand for our platforms continues to be stable in the majority of the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed and service-based engagements to a cloud-based subscription model, as well as digital distribution offerings. We are positioned well in this space to be both competitive and agile to deliver these platforms to the market at the same or higher gross margins than under our service-based engagements. As we have seen over the last several quarters, the transition to digital platforms has had a negative effect on our revenue in some areas and this is a trend we expect will continue over the next few quarters.

One of our competitive strengths is that we embraced cloud computing early on in our strategy. Making the pivot to a subscription model has and will be key for the long-term sustainable growth management expects from our new platforms.

We will continue to focus on the following key strategic initiatives during the remainder of 2017:

●
Strategic re-alignment and investment in our Platform and Technology sales team,
●
Expand customer base,
●
Migrate Interwest Transfer Company customers to our current platform,
●
Further expand our newswire distribution and clients,
●
Invest in technology advancements and upgrades,
●
Generate profitable, sustainable growth,
●
Generate cash flows from operations

We believe there is significant demand for our products among the middle, small and micro-cap markets that are seeking to find better platforms and tools to disseminate and communicate their respective messages and that we have the capacity to meet the demand.

We have invested and will continue to invest in our product sets, platforms and intellectual property development. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user as we move through 2017 and beyond.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing except as noted below:

Our business could be materially harmed if we do not successfully manage the integration of our acquisition of Interwest Transfer Company, Inc.

On October 2, 2017, we acquired Interwest Transfer Company, Inc. (“ITC”).   Through this acquisition, we acquired approximately three hundred transfer agent clients. We believe by adding the transfer agency customer base of ITC, we significantly bolster our platform potential by providing the ITC customer base the opportunity to utilize a single-sourced, consolidated disclosure and communication offering for disseminating regulatory and other business information to shareholders and the markets. However, there are a number of risks associated with the ITC acquisition as set forth below:

●
the difficulty of integrating the operations and personnel of ITC into our ongoing operations;

●
the potential disruption of our ongoing business and distraction of management;

●
the management of ITC, which is located in Salt Lake City, Utah;

●
the establishment and maintenance of uniform standards, controls, procedures and policies between Issuer Direct and ITC;

●
the impairment of relationships with employees and clients of ITC as a result of any integration of new management personnel;

●
the potential loss of key employees or clients of ITC; and

●
potential unknown liabilities or other difficulties associated with ITC.

If we do not manage these risks successfully, it could result in a material adverse impact to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 2, 2017 and as part of the acquisition of Interwest Transfer Company, Inc. (“ITC”), the Company issued 25,235 shares of the Company’s common stock (the “Shares”) to Kurtis D, Hughes, who was the sole equity owner of ITC. At the time of the issuance, the market value of the shares was approximately $333,000. The Shares are “restricted securities” as defined by the Securities Act of 1933, as amended, and as such, will require at least a six-months holding period before the Shares will be eligible to be sold.

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
___________________
*	filed or furnished herewith
**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2017

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer