Form 10-K
period 2017-12-31
ISSUER DIRECT CORP
filed 2018-03-01
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2017
———————
ISSUER DIRECT CORPORATION
(Name of small business issuer in its charter)
———————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

500 Perimeter Park Drive, Suite D, Morrisville, NC 27560
(Address of Principal Executive Office) (Zip Code)

(919) 481-4000
(Registrant’s telephone number, including area code)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE American.

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)
———————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's second fiscal quarter, was approximately $38,166,869 based on the closing price reported on the NYSE American as of such date.

As of March 1, 2018, the number of outstanding shares of the registrant's common stock was 3,032,826.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

We announce material financial information to our investors using our investor relations website, Securities and Exchange Commission ("SEC") filings, investor events, news and earnings releases, public conference calls, webcasts and social media. We use these channels to communicate with our investors and the public about our company, our products and services and other related matters. It is possible that information we post on some of these channels could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post to all of our channels, including our social media accounts.

Issuer Direct is an industry-leading global communications and compliance company focusing on the needs of corporate issuers. Issuer Direct's principal platform, Platform id.™, empowers users by thoughtfully integrating the most relevant tools, technologies and products, thus eliminating the complexity associated with producing and distributing their business communications and financial information.

We work with a diverse customer base in the financial services industry, including brokerage firms, banks and mutual funds. We also sell products and services to corporate issuers, professional firms, such as investor relations and public relations firms, and the accounting and the legal communities. Corporate issuers and their service providers utilize Platform id. and related services from document creation all the way to dissemination to regulatory bodies, platforms and shareholders.

In the past, we have reported our revenues in three different streams: disclosure management, shareholder communications and platform and technology. To more accurately reflect our business and our focus on our platform first engagement strategy, we have consolidated our reporting into the two revenue streams: (i) Platform and Technology and (ii) Services. For presentation purposes, all revenues for the prior year have been reclassified to accurately illustrate year over year comparisons.

Set forth below is an infographic depicting the modules included in Platform id. and the services we provide.:

Platform and Technology

As the Company continues its transition to a cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to expand over the next several years. For the year ended December 31, 2017, Platform and Technology revenue accounted for more than 50% of the Company’s revenues compared to 36% during the year ended December 31, 2016. Our ACCESSWIRE news business offering represented 86% of the year over year growth in our Platform and Technology revenue and continues to lead our transition to a full platform solution.

As part of our Platform and Technology strategy, we have been working with several select stock exchanges, whereby we make available certain parts of our platform, under agreement, to integrate our offerings. Such partnerships should yield increased exposure to a targeted customer base that could impact our revenue and overall brand in the market.

Additionally, our product road map includes planned advancements in both our current Platform id. offering as well as additional offerings, which we believe provide long term opportunity. These advancements will leverage our current application technology framework and give us an opportunity to further expand our customer and user base.

Platform id.

Platform id. is our primary cloud-based subscription platform that efficiently and effectively helps manage the events of our customers seeking to distribute their messaging to key constituents, investors, markets and regulatory systems around the globe. Currently, Platform id. consists of several related but distinct shareholder communications and compliance modules. Certain of these capabilities were historically part of our disclosure management and shareholder communications offerings, but are now included into our fully integrated platform.

Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations, communications and compliance needs. We believe Platform id. can address all those needs in a single secure cloud-based platform - one that offers a company control, increases efficiencies, demonstrates a clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

While the complete platform is available for a single subscription fee, companies also have the flexibility to choose one or more of the specific modules that fit their needs.

Communications Modules

Our press release offering, which is marketed under the brand, ACCESSWIRE™, is a cost-effective Fair Disclosure, Regulation FD, news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and publicly held companies globally. ACCESSWIRE is fast becoming a competitive alternative to the traditional newswires because we have been able to integrate customer editing features and our targeting and growing analytics reporting systems, which we believe will enable us to add new customers throughout 2018 and beyond. We have also been able to maintain flexible pricing by offering our customers the option to pay per release or enter into longer-term subscriptions. Currently, approximately 60% of our ACCESSWIRE revenue is on a subscription basis. We will continue to brand our press release offerings under the name ACCESSWIRE, which we believe will solidify our market position in the newswire business. Our ACCESSWIRE news editing offering is available within our core Platform id. subscription as well as a stand-alone module.

ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other investor outreach offerings. A disruption in any of these partnerships could have a materially adverse impact on our business.

Also included in Platform id. is our targeting and outreach database and intelligence analytics module. This module is centered around both our shareholder communications and news distribution offerings. We anticipate the analytics and peer review components will become the focal point for Platform id. in the future, as customers become increasingly interested in peer performance and real-time alerts to vital data points throughout the day.

We believe our data-set is an attractive option for both investor relations and public relations firms and for customers looking for an alternative to current products in the market, based on price, as well as data quality and quantity. During the fourth quarter of 2017, our dataset and analytics were integrated into our ACCESSWIRE offering as a way to add value and expand distribution via highly targeted lists of professionals from the dataset. We expect this to increase future ACCESSWIRE revenues per press release as well as ACCESSWIRE subscriptions throughout 2018.

Over the past year, we have been focused on refining the model of digital distribution of our customers’ message to the investment community and beyond. This has been accomplished by integrating our shareholder outreach module, formerly known as Investor Network, into and with Platform id. Most of the customers subscribing to this module today are historical PrecisionIR (“PIR”) – Annual Report Service (“ARS”) users, as well as new customers purchasing the entire Platform id. subscription. We have migrated many of the customers from the traditional ARS business into this new digital subscription business. However, there can be no assurances these customers will continue using this digital platform in the long term if market conditions or shareholder interest is not present.

There are over 5,000 companies in North America conducting earnings events each quarter that include teleconference, webcast or both as part of their events. Platform id. incorporates each element of the earnings event including earnings announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this today. However, we believe our real-time event setup and integrated approach offers a more effective way to manage the process as well as attract an audience of investors.

The earnings event industry is a highly competitive space with the majority of the business being driven from practitioners in the investor and communications firms. In the past, we invested time and financial resources developing and integrating systems and processes within Platform id. by creating an application programming interface (“API”) for the webcast marketplace, and will begin partnering with publishers and other platforms to license our datasets, which we believe will further increase our brand awareness. This API license will allow publishers to query single or multiple companies' current and past earnings calls and present those webcasts on their platforms, under a subscription to Platform id. Additionally, as a commitment to broadening the reach of our webcast platform, all events will be broadcast live within our shareholder outreach module, which will drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these analytics will increase the demand for our webcasting platform among the corporate issuer community.

Our investor relations content network is another component of Platform id., which is used to create the investor relations’ tab of a public company’s website. This investor relations content network is a robust series of data feeds including news feeds, stock feeds, fundamentals, regulatory filings, corporate governance and many other components that are aggregated from a majority of the major exchanges and news distribution outlets around the world. Customers can subscribe to one or more of these data feeds from us or as a component of a fully designed and hosted website for pre-IPO, reporting companies and partners seeking to display our content on their corporate sites. The clear benefits to our investor relations’ module is its integration into and with the rest of Platform id., meaning companies can produce content for public distribution and it is automatically linked to their corporate site, distributed to targeted groups and placed into and with our data feed partners.

Compliance Modules

Platform id.’s disclosure reporting module is a document conversion, editing and filing offering, which is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC and SEDAR, which is the Canadian equivalent of EDGAR. This module is available in both a secure public cloud within our Platform id. subscription, as well as in a private cloud option for corporations, mutual funds and the legal community looking to further enhance their internal document process. We believe that once this module is fully marketed and adopted by our customers, we will see a negative impact on our legacy disclosure conversion services business in the future. However, the margins associated with our Platform and Technology business compared to our Services business are higher and align with our long-term strategy, and as such, we believe this module will have a positive impact on our compliance business.

Toward the latter part of 2017, we completed upgrades to our disclosure reporting product to include tagging functionality that meets newly proposed and mandated SEC requirements. These upgrades meet proposed SEC guidelines for both domestic and foreign filers to include previously filed XBRL with new inline technology (“iXBRL”) as well as new SEC mandates for foreign filers that compile financial statements using International Financial Reporting Standards (“IFRS”) to be able to utilize our cloud-based platform ahead of the deadlines imposed by the SEC.

-
We believe the iXBRL requirements will likely phase in beginning in 2019.
-
Foreign filers with fiscal years ended on or after December 15, 2017 are required to begin reporting their financial statements in XBRL with the SEC in 2018. Issuer Direct's Platform id. has adopted the new IFRS taxonomy into and with its new disclosure upgrade for iXBRL.

Our whistleblower module is an add-on product within Platform id. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance whistleblower policy. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we hope we will gain relationships with new IPO customers and other larger cap customers listed on the NYSE.

A valued subscription add-on in our Platform id. ecosystem is the ability for our customers to gain access to real-time information of their shareholders, stock ledgers, reports, and issue new shares from our cloud-based stock transfer module. Managing the capitalization table of a public company or pre-IPO company is the cornerstone of corporate governance and transparency, and as such companies and community banks have chosen us to assist with their stock transfer needs, including bond offerings and dividend management. This is an industry which has experienced declining overall revenues as it was affected by the replacement of paper certificates with digital certificates. However, we have recently been focused on selling subscriptions of the stock transfer component of our platform, allowing customers to gain access to our cloud-based system in order to move shares or query shareholders, which has significantly changed the long term dynamics for both our customers and us.

On October 2, 2017, we completed the acquisition of Interwest Transfer Company, Inc. (“Interwest”), a company specializing in stock registrar and transfer agent services. During the fourth quarter of 2017, we began combining the stock information of both the legacy Issuer Direct customers and the acquired customers from Interwest. We have also begun and will continue to market the other modules of Platform id. and services to these new customers to help them meet all of their shareholder communication and compliance needs.

During early 2017, we completed a strategic upgrade to our platform that reaches private companies seeking to raise capital under Regulation A+, and Regulation D. This module was released during the first quarter of 2017 and gives companies and broker dealers the ability to assist in the process of identifying, managing and completing the investment process of an offering. Once an offering is completed, companies can utilize our stock transfer module to continue the communication and compliance issuance work a company is required to manage.

Our proxy module is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This module is utilized for every annual meeting and or special meeting we manage for our customer base and offers both full-set mailing and notice of internet availability options.

Services

As we focus on expanding our cloud-based subscription business, we expect to see a decrease in the overall revenues associated with our Services business. Typically, Services revenues relate to activities where substantial resources are required to perform the work for our customers and or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core disclosure business over the last 11 years. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required, but are optional for customers that utilize our Platform id.

Our investor outreach and engagement offering, formerly known as the ARS, was acquired from PIR. The ARS business has existed for over 20 years primarily as a physical hard copy delivery service of annual reports and prospectuses. We continue to operate a portion of this legacy system and continue to migrate the install base over to subscriptions of our digital outreach engagement module within Platform id. Portions of this legacy system are still operational, specifically for those who opt to take advantage of physical delivery of material. We believe we will continue to see further attrition of both customers and revenues in this category as we focus our efforts on our Platform and Technology business.

Our vision - We strive to improve the way businesses communicate, manage, report and analyze their message.

Our overall strategy includes:

Expansion of Current Customers

We expect to continue to see demand for our products within our customer base. As we transition from a services oriented business, our focus is to migrate customer contracts over to subscription-based contracts for our entire Platform id. offering. This will naturally help us move from a transaction based revenue model to a recurring subscription-based revenue model, which gives us more consistent, predictable revenue patterns and hopefully creates longer lasting customer relationships. Additionally, as part of our customer expansion efforts, we are committed to working beyond the single point of contact and into the entire C suite (CEO, CFO, IRO, Corporate Secretary, etc.) of an organization which will help us further drive user subscription revenues on top of Platform id. subscriptions.

Focus on Organic Growth

Our primary growth strategy continues to be selling our cloud-based offerings via Platform id. to new customers under a subscription arrangement, whereas in the past we were inclined to sell a single point solution. Selling a single subscription to our entire platform allows us to provide our customers with a competitively priced, complete solution for their communications and compliance needs. We are moving away from selling individual solutions within highly commoditized markets that are experiencing pricing pressures.

New Offerings

During 2018 and going forward, we will continue to innovate, improve and build new applications into and with our platform, with the ultimate objective of developing applications in combination, that are not offered by our competitors. As a company focused on technology offerings, we understand the importance of advancements and fully appreciate the risks and consequences of losing our market position - a very common mistake many technology companies have made. The pursuit of technological innovation is and has been a part of our overall strategy as an organization over the last several years.

During 2018 we will bring to market several new enhancements and platform upgrades targeted at both our current install base as well as new customers.

Acquisition Strategy

We will continue to evaluate complimentary verticals and systems that we can integrate well into our current platforms. These opportunities typically need to be accretive and consistent with what we have done in the past. We will continue to maintain our product and technology focus, so it is likely we will look for acquisitions in areas we currently generate revenues and or see clear opportunities to leverage our strengths to disrupt existing markets. In these potential transactions, we will look for key people, technologies, and long-term customers that will further enhance our overall market position.

Sales and Marketing

During 2018, we will continue to strengthen our brands in the market by working aggressively to expand our new customer footprint and continue to cross sell to increase average revenue per user. Since our platform, systems and operations are built to handle growth, we can leverage them to produce consistently high margins and increased cash flows without a proportional increase in our capital or operating expenses.

Our global sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2017 with a multi-tier organization of sales personnel, made up of Strategic Account Managers and Business Development Managers. We believe this structured approach is the most efficient and highly impactful way to reach new customers and also grow our current install base. The total compensation packages for these teams are heavily weighted with commission compensation to incent sales. All members of the team have sales quotas. At the end of December 31, 2017, we employed 18 full-time equivalent sales personnel and are on track to add more Business Development Managers in 2018 to focus on selling new subscriptions of Platform id.

Our marketing organization has been focused on both new customer acquisition as well as campaigns to educate current customers on the advantages of our entire Platform id. Additionally, our marketing team has expanded their focus on investor conferences, strategic exchange partnerships and private company marketing activities in order to continue to scale our business long term.

Additionally, our executive team plays a critical role in our sales process, assisting the organization and customers with new offerings, cross selling opportunities and channel development; because our overall organization is small, we benefit from this approach and believe this is key to our future success.

Technology

We will continue to make investments in our technology, as we transition our business from a historically service-oriented business to a cloud-based subscription organization. In all of our offerings, quality, support, and scalability as well as the need to preserve the confidential content of our customers is of utmost importance and part of our core values.

Additionally, and given the nature of our business, we recently engaged a reputable, national security consulting firm to identify, address and create policies and plans to proactively mitigate our cybersecurity and information vulnerabilities, if any, on both a near-term and long-term basis. We believe having a strong cyber and information security policy is not only necessary to maintain our current business model but also important to attract new customers. We plan to work closely with this firm to ensure our security policies meet our customers’ needs and requirements.

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

The business services industry as it relates to compliance and communications is highly fragmented, with hundreds of independent service companies that provide a range of financial reporting, document management services and with a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. During 2017, we spent a considerable amount of time growing several new service offerings beyond our traditional compliance reporting and transaction services business. These new offerings will afford us the ability to reduce our revenue seasonality and provide a new baseline of recurring annualized contracts under our new subscription-based business.

The global communications and compliance software and services market is approximately $3+ billion in annual spend, and has maintained its global strength according to research. This market comprises spend on the earnings event, press releases, engagement and targeting, Investor Relations platforms, as well as the regulatory compliance and reporting components globally. The key drivers of growth in our industry relate to changing regulatory requirements, new innovated platform technologies and typical industry consolidations we believe we have a significant competitive advantage by innovating our technology and workflow automation solutions.

Competition

Despite some consolidation in recent years, the industry remains both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality and the ability to service customer demands. Management has been focused on offsetting these risks relating to competition as well as the seasonality by introducing its cloud-based subscription platforms, with significantly higher margins, clear competitive advantages and scalability to withstand market and pricing pressures.

We also review our operations on a regular basis to balance growth with opportunities to maximize efficiencies and support our long-term strategic goals. We believe by blending our workflow technologies with our legacy service offerings we are able to offer a comprehensive set of products and solutions to each of our customers that most competitors cannot offer today.

We believe we are positioned to be the public company platform of choice as a cost-effective alternative to both small regional providers and global providers. We also believe we benefit from our location in North Carolina, as we do not experience significant competition for sales, customer service, or production personnel.

Customers

Our customers include a wide variety of issuers, mutual funds, law firms, brokerage firms, banks, individuals, and other institutions. For the year ended December 31, 2017, we did work for approximately 2,950 customers on our ACCESSWIRE platform and 1,300 customers through our other products and services. We did not have any customers during the year ended December 31, 2017 that accounted for more than 10% of our revenue and no customer represented more than 10% of our year end accounts receivable balance as of December 31, 2017.

Employees

As of December 31, 2017, we employed sixty-six full-time employees as compared to sixty full-time employees at December 31, 2016, none of which are represented by a union. Our employees work in our corporate offices in North Carolina, and in satellite locations throughout North America and the United Kingdom.

Facilities

Our headquarters are located in Morrisville, North Carolina. In October 2015, we agreed to an extension on our current lease to extend the maturity through October 2019. Our current office includes 16,059 square feet of office space. We believe we have sufficient space to sustain our growth through 2019. Additionally, we have an office in Salt Lake City, Utah and a shared office facility in London, England, both of which are on a short term lease.

Insurance

We maintain both a general business liability policy and an errors and omissions policy specific to our industry and operations. We believe that our insurance policies provide adequate coverage for all reasonable risks associated with operating our business. Additionally, we maintain a Directors and Officers insurance policy, which is standard for our industry and size. We also maintain key man life insurance on our Chief Executive Officer, our Chief Financial Officer, and one other key individual.

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

We operate our filing agent business and transfer agent business under the supervision and regulations of the SEC.

Our transfer agency business, Direct Transfer, LLC, is subject to certain regulations, which are governed, without limitation by the SEC, with respect to registration with the SEC, annual reporting, examination, internal controls, tax reporting and escheatment services. Our transfer agency is currently approved to handle the securities of NYSE, NASDAQ and OTC securities.

Our mission is to assist corporate issuers with these regulations, communication and compliance of rules imposed by regulatory bodies. The majority of our business involves the distribution of content, either electronically or on paper, to governing bodies and shareholders alike. We are licensed under these regulations to disseminate, communicate and or solicit on behalf of our customers, the issuers.

ITEM 1A. RISK FACTORS.

Forward-Looking and Cautionary Statements

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this Annual Report on Form 10-K before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you could lose some or all of your investment.

Risks related to our business

Legislative and regulatory changes can influence demand for our solutions and could adversely affect our business.

The market for our solutions depends in part on the requirements of the SEC and other regulatory bodies. Any legislation or rulemaking substantially affecting the content or method of delivery of documents to be filed with these regulatory bodies could have an adverse effect on our business. In addition, evolving market practices in light of regulatory developments could adversely affect the demand for our solutions. Uncertainty caused by political change in the United States and European Union (particularly Brexit) heightens regulatory uncertainty in these areas. For example, the White House and Congressional leadership have publicly announced a goal of repealing or amending parts of the Dodd Frank Act, as well as certain regulations affecting the financial services industry. New legislation, or a significant change in rules, regulations, directives or standards could reduce demand for our products and services. Regulatory changes could also increase expenses as we modify our products and services to comply with new requirements and retain relevancy, impose limitations on our operations, and increase compliance or litigation expense, each of which could have a material adverse effect on our business, financial condition and results of operations.

The environment in which we compete is highly competitive, which creates adverse pricing pressures and may harm our business and operating results if we cannot compete effectively.

Competition in our businesses is intense. The speed and accuracy with which we can meet customers’ needs, the price of our services and the quality of our products and supporting services are factors in this competition. In our disclosure management business, we compete directly with several other service providers having similar degrees of specialization.

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

Approximately 9% of our revenue is generated overseas and if the global financial markets become unstable again, it may adversely impact our revenue.

Approximately 9% of our annual revenue is generated in Europe. Over the past decade, global financial markets have experienced periods of extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. While the global markets are currently relatively stable, we are unable to predict the timing, likely duration and severity of potential future disruptions in the financial markets and adverse global economic conditions, and if such uncertainty returns and economic conditions again deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our ability to perform services or to get paid for services rendered.

Our revenue growth rate in the recent period relating to our Platform and Technology business may not be indicative of this business segment’s future performance.

We experienced a revenue growth rate of 49% from 2016 to 2017 with respect to our Platform and Technology revenue stream. Much of this increase was due to the success of our ACCESSWIRE business. Our historical revenue growth rate of the Platform and Technology revenue stream is not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

The success of our cloud-based software largely depends on our ability to provide reliable solutions to our customers. If a customer were to experience a product defect, a disruption in its ability to use our solutions or a security flaw, demand for our solutions could be diminished, we could be subject to substantial liability and our business could suffer.

Our Platform and Technology solutions are complex and we often release new features. As such, our solutions could have errors, defects, viruses or security flaws that could result in unanticipated downtime for our customers and harm our reputation and our business. Internet-based software frequently contains undetected errors or security flaws when first introduced or when new versions or enhancements are released. We might from time to time find such defects in our solutions, the detection and correction of which could be time consuming and costly. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions in access, security flaws, viruses, data corruption or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, could delay or withhold payment to us or may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. We could also lose future sales. In addition, a security breach of our solutions could result in our future business prospects being materially adversely impacted.

A substantial portion of our business is derived from our ACCESSWIRE brand, which is dependent on technology and key partners.

As noted, our ACCESSWIRE brand has been vital to the increase in revenue associated with our Platform and Technology revenue stream. ACCESSWIRE is dependent upon a few key partners for news distribution, some of which are also partners that we rely on for other shareholder communications services. A disruption in any of these partnership relationships could have a material adverse impact on our business and financial results and the inability to procure new key partners could impact the growth of the ACCESSWIRE brand, particularly with respect to public company news distribution. Furthermore, we acquired software with the acquisition of ACCESSWIRE. Any performance issues with this technology could also have a material adverse impact on our ability to serve our customers and thus our ability to generate revenue.

Failure to manage our growth may adversely affect our business or operations.

Since 2013, we have experienced overall growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our executive management team and employees and on our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 24 employees as of December 31, 2012 to more than 66 employees as of December 31, 2017. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

●
scale our operations and increase productivity;
●
address the needs of our customers;
●
further develop and enhance our existing solutions and offerings; and
●
develop new technology.

We cannot assure you that our controls, systems and procedures will be adequate to support our future operations or that we will be able to manage our growth effectively. We also cannot assure you that we will be able to continue to expand our market presence in the United States and other current markets or successfully establish our presence in other markets. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

If we are unable to retain our key employees and attract and retain other qualified personnel, our business could suffer.

Our ability to grow and our future success will depend to a significant extent on the continued contributions of our key executives, managers and employees. In addition, many of our individual technical and sales personnel have extensive experience in our business operations and/or have valuable customer relationships that would be difficult to replace. Their departure, if unexpected and unplanned for, could cause a disruption to our business. Our competition for these individuals is intense, especially in the markets in which we operate. We may not succeed in identifying, attracting and retaining these personnel. Further, competitors and other entities have in the past recruited and may in the future attempt to recruit our employees, particularly our sales personnel. The loss of the services of our key personnel, the inability to identify, attract and retain qualified personnel in the future or delays in hiring qualified personnel, particularly technical and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as the timely introduction of new technology-based products and services, which could harm our business, financial condition and operating results.

If we fail to keep our customers’ information confidential or if we handle their information improperly, our business and reputation could be significantly and adversely affected.

If we fail to keep customers’ proprietary information and documentation confidential, we may lose existing customers and potential new customers and may expose them to significant loss of revenue based on the premature release of confidential information. While we have security measures in place to protect customer information and prevent data loss and other security breaches, these measures may be breached as a result of third-party action, employee error, malfeasance or otherwise. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

In addition, our service providers (including, without limitation, hosting facilities, disaster recovery providers and software providers) may have access to our customers’ data and could suffer security breaches or data losses that affect our customers’ information.

If an actual or perceived security breach or premature release occurs, our reputation could be damaged and we may lose future sales and customers. We may also become subject to civil claims, including indemnity or damage claims in certain customer contracts, or criminal investigations by appropriate authorities, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers for whom we have these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.

We must adapt to rapid changes in technology and customer requirements to remain competitive.

The market and demand for our products and services, to a varying extent, have been characterized by:

●
Technological change;
●
Frequent product and service introductions; and
●
Evolving customer requirements.

We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to:

●
Enhance our existing products and services;
●
Successfully develop new products and services that meet increasing customer requirements; and
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

Our business could be materially harmed if we do not successfully manage the integration of our recent acquisition of Interwest Transfer Company, Inc.

On October 2, 2017, we acquired Interwest Transfer Company, Inc. (“Interwest”). Through this acquisition, we acquired approximately three hundred transfer agent customers. We believe by adding the transfer agency customer base of Interwest, we significantly bolster our platform potential by providing the Interwest customer base the opportunity to utilize our single-sourced, consolidated disclosure and communication offering for disseminating regulatory and other business information to shareholders and the markets. However, there are a number of risks associated with the Interwest acquisition as set forth below:

●
the difficulty of integrating the operations and personnel of Interwest into our ongoing operations;
●
the potential disruption of our ongoing business and distraction of management;
●
the management of Interwest, which is located in Salt Lake City, Utah;
●
the establishment and maintenance of uniform standards, controls, procedures and policies between Issuer Direct and Interwest;
●
the impairment of relationships with employees and customers of Interwest as a result of any integration of new management personnel;
●
the potential loss of key employees or clients of Interwest; and
●
potential unknown liabilities or other difficulties associated with Interwest.

If we do not manage these risks successfully, it could result in a material adverse impact to our business.

Additionally, our business could be harmed if we do not successfully manage the integration of any business that we may acquire in the future.

In addition to the specific risks associated with integrating Interwest, as part of our continued business strategy, we will continue to evaluate and acquire as practical other businesses that complement our core capabilities. Certain other areas which may expose the Company to increased risk include:

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
●
the impairment of relationships with employees and customers as a result of any integration of new management personnel;

●
risks of entering markets or types of businesses in which we have either limited or no direct experience;
●
the potential loss of key employees or customers of the acquired businesses; and
●
potential unknown liabilities, such as liability for hazardous substances, or other difficulties associated with acquired businesses.

New issuers seeking to raise capital and become SEC registrants may choose to utilize Regulation A+ and we may see a significant decline in the number of filings as part of our current disclosure management business.

On March 25, 2015, the Securities and Exchange Commission released its final rules relating to Regulation A+ implemented as part of Title IV of the Jumpstart Our Business Startups Acts. Regulation A+ will allow issuers to raise capital based on reduced filing requirements as compared to those required under the Securities Act of 1934, as amended. On June 12, 2015, the OTC Markets Group Inc. announced new rules and standards for issuers seeking to list their securities on the OTCQX and OTCQB pursuant to Regulation A+. As issuers begin to utilize theses new rules and standards, we expect there to be a decline in the number of filings made by our existing customer base. However, we also expect a number of additional equity and debt offerings to occur as a function of the new rules. In the event we are unable to adapt our disclosure management business to address the changes being implemented by Regulation A+ and the OTC Market Group, our disclosure management business may potentially see a material reduction in revenue.

Revenue from Platform id. subscriptions and many of our service contracts is recognized ratably over the term of the contract or subscription period. As a result, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize subscription and support revenue from customers ratably over the terms of their subscription agreements, which are typically on a quarterly or annual cycle and automatically renew for additional periods. As a result, a substantial portion of the revenue we report in each quarter will be derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be immediately reflected in our revenue results for that quarter. This decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenue, which could adversely affect our operating results.

We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.

Our business depends substantially on customers renewing their subscriptions with us, specifically Platform id., and expanding their use of our products. Our customers have no obligation to renew their subscriptions for our products after the expiration of their initial subscription period. Given our limited operating history with respect to our Platform and Technology revenue stream, we may be unable to accurately predict our subscription and support revenue retention rate. In addition, our customers may renew for shorter contract lengths, lower prices or fewer users. We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our products, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and products, more subscriptions or enhanced editions of our products to our current customers. If our efforts to sell additional solutions and products to our customers are not successful, our growth and operations may be impeded. In addition, any decline in our customer renewals or failure to convince our customers to broaden their use of our products would harm our future operating results.

We have incurred operating losses in the past and may do so again in the future

The Company has incurred operating losses in the past and may do so again in the future. At December 31, 2017, the Company had $2,774,000 of retained earnings. Although we have generated positive cash flows from operations for the past ten years, there can be no assurances that we will be able to do so in the future. As we continue to invest in our cloud-based technologies and sales and marketing teams, we could experience fluctuations in our cash flows from operations and retained earnings and there are no guarantees that our business can continue to generate the current revenue levels.

We have recently begun to transition our business from a services company to a software as a service company, which makes it difficult to predict our future operating results.

In 2015, we began our transition from a services company to a software as a service company. As a result of this transition, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We are subject to general litigation and regulatory requirements that may materially adversely affect us.

From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. We expect that the number and significance of these potential disputes may increase as our business expands and we grow larger. While most of our agreements with customers limit our liability for damages arising from our solutions, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

New and existing laws make determining our income tax rate complex and subject to uncertainty.

The computation of our provision for income tax is complex, as it is based on the laws of multiple taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Additionally, the new Tax Cuts and Jobs Act of 2017 imposes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We currently have $1,370,000 in cash earned and held in a subsidiary in the United Kingdom. We are currently evaluating the tax impact of repatriating these funds, however, based on our current best estimate, we do not believe the impact will be material. Additionally, provisions for income tax for interim quarters are based on forecasts of our U.S. and non-U.S. effective tax rates for the year and contain numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted by things such as changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative developments, tax audit determinations, changes in uncertain tax positions, tax deductions attributed to equity compensation and changes in our determination for a valuation allowance for deferred tax assets. For all of these reasons, our actual income taxes may be materially different than our provision for income tax.

We are subject to U.S. and foreign data privacy and protection laws and regulations as well as contractual privacy obligations, and our failure to comply could subject us to fines and damages and would harm our reputation and business.

We manage private and confidential information and documentation related to our customers’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the United States and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. In addition, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign legislatures and governmental agencies. Data privacy and protection is highly regulated and may become the subject of additional regulation in the future. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of non-public personal information by our customers or collected from visitors of our website. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with federal, state or international laws, including laws and regulations regulating privacy, payment card information, personal health information, data or consumer protection, could result in proceedings or actions against us by governmental entities or others.

The regulatory framework for privacy and data protection issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at providers of mobile and online resources in particular. Our obligations with respect to privacy and data protection may become broader or more stringent. If we are required to change our business activities or revise or eliminate services, or to implement costly compliance measures, our business and results of operations could be harmed.

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

If potential customers take a long time to evaluate the use of our products, we could incur additional selling expenses and require additional working capital.

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

A greater portion of our printing, distribution and solicitation of proxy materials business will be processed during our second quarter. Therefore, the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we will attempt to continue to grow other revenues since they are linked to predictable periodic activity that is cyclical in nature.

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

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

Our certificate of incorporation authorizes us to issue up to 20,000,000 shares of common stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that would not be incurred as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. Many of these costs recur annually. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.

A failure to maintain adequate internal controls over our financial and management systems could cause errors in our financial reporting, which could cause a loss of investor confidence and result in a decline in the price of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. If we have a material weaknesses or significant deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis could result in us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, both of which in turn could cause the market value of our common stock to decline and affect our ability to raise capital.

Because we are a smaller reporting company, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2017.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTY.

Our headquarters are located in Morrisville, North Carolina. In October 2015, we agreed to an extension on our current lease to extend the maturity through October 2019. Our current office includes 16,059 square feet of office space. We believe we have sufficient space to sustain our growth through 2019. Additionally, we have an office in Salt Lake City, Utah and a shared office facility in London, England, both of which are on short term leases.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for common stock

Our common stock is listed on the NYSE American under the symbol "ISDR". The following table sets forth for the periods indicated the high and low closing prices of our common stock for the following periods.

	High	Low
Year ended December 31, 2017
Quarter Ended March 31, 2017	$11.20	$8.85
Quarter Ended June 30, 2017	13.25	11.05
Quarter Ended September 30, 2017	13.33	12.32
Quarter Ended December 31, 2017	$18.95	$12.95
Year ended December 31, 2016
Quarter Ended March 31, 2016	$5.80	$4.88
Quarter Ended June 30, 2016	6.50	5.32
Quarter Ended September 30, 2016	7.67	6.40
Quarter Ended December 31, 2016	$9.05	$7.20

Holders of Record

As of December 31, 2017, there were approximately 150 registered holders of record of our common stock and 3,014,494 shares outstanding.

Issuer Purchases of Equity Securities

The Company has not repurchased any shares of common stock during the years ended December 31, 2017 or 2016.

Dividends

During the year ended December 31, 2017, we paid dividends totaling $588,000 or $0.20 per share. During the year ended December 31, 2016, we paid dividends totaling $453,000 or $0.16 per share. There can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

COMPARISON OF CUMULATIVE TOTAL RETURN

Performance Comparison Graph

This chart compares the five-year cumulative total return on our common stock with that of the Standards & Poor 500 index and a custom peer group, which was selected by the Company. The chart assumes $100 was invested on January 31, 2013, in our common stock, the Standards & Poor 500 index and the peer group, and that any dividends were reinvested. The Peer Group is composed of: Broadridge Financial Solutions Inc., Cision, Ltd., and Workiva, Inc. The peer group index utilizes the same method of presentation and assumptions for the total return calculation as does Issuer Direct Corporation (ISDR) and the Standards & Poor 500 index. All companies in the peer group index are weighted in accordance with their market capitalizations.

The Company make no representation to the peer group market caps being similar to that of Issuer Direct, however these peers do represent a fair and accurate list of the companies that Issuer Direct competes with that are in fact public.

	01/31/2013	01/31/2014	01/31/2015	01/31/2016	01/31/2017	01/31/2018
Issuer Direct Corporation	$100	$261.04	$291.49	$145.48	$276.28	$564.71
Peers	$100	$162.71	$225.58	$264.06	$333.49	$502.82
S&P 500	$100	$123.29	$144.52	$146.37	$178.35	$228.62

ITEM 6. SELECT FINANCIAL DATA.

Our selected consolidated financial data shown below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data.” The data shown below are not necessarily indicative of results to be expected for any future period.

Summary of Operations for the periods ended December 31, 2017 and 2016 (in 000’s).

	Year Ended December 31,
	2017	2016
Statement of Operations
Revenue	$12,628	$12,059
Cost of revenues	3,395	3,024
Gross profit	9,233	9,034
Operating costs	7,205	7,099
Operating income	2,028	1,935
Other income (expense)	(24)	80
Interest income (expense), net	(2)	4
Income before taxes	2,002	2,019
Income tax expense	131	464
Net income	$1,871	$1,555

Concentrations:

For the years ended December 31, 2017 and December 31, 2016, we generated revenues from the following revenue streams as a percentage of total revenue:

	2017	2016
Revenue Streams
Platform and Technology	50.7%	35.6%
Services	49.3%	64.4%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase or decrease for the years ended December 31, 2017 and December 31, 2016 ($ in 000’s):

	Year ended December 31,
	2017	2016	% change
Revenue Streams
Platform and Technology	$6,398	$4,294	49.0%
Services	6,230	7,765	(19.8)%
Total	$12,628	$12,059	4.7%

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

Results of Operations

Comparison of results of operations for the years ended December 31, 2017 and 2016 (in 000’s):

	Year ended
	December 31,
Revenue Streams	2017	2016
Platform and Technology
Revenue	$6,398	$4,294
Gross margin	$5,273	$3,551
Gross margin %	82%	83%

Services
Revenue	6,230	7,765
Gross margin	3,960	5,483
Gross margin %	64%	71%

Total
Revenue	$12,628	$12,059
Gross margin	$9,233	$9,034
Gross margin %	73%	75%

Revenues

Total revenue increased by $569,000, or 5%, to $12,628,000 during the year ended December 31, 2017, as compared to $12,059,000 in 2016. It is important to note, included in our revenue for the year ended December 31, 2016, is the one-time benefit of $316,000 related to the reversal of an accrual of unused postage credits related to ARS clients acquired from PIR. Absent this one-time benefit, revenue for the year ended December 31, 2017, would have increased 8% compared to the prior year. Overall, the acquisition of Interwest on October 2, 2017, contributed to $404,000 of revenue during the year ended December 31, 2017. A portion of this revenue is included in both our Platform and Technology and Services revenue streams.

Platform and Technology revenue increased $2,104,000, or 49%, to $6,398,000 for the year ended December 31, 2017, as compared to $4,294,000 during 2016. A majority of the increase is due to the continued success of our ACCESSWIRE news distribution platform, which increased $1,818,000 compared to the same period of the prior year. The increase is attributable to our investment in increased sales staff and distribution during the latter part of 2016 and early 2017, as the Company continues to penetrate the newswire market. Additionally, we generated increased revenue over the prior year from other components of our platform, most notably from our stock transfer, whistleblower, webcasting, Blueprint and Classify platforms. These increases were offset by a decline in revenue from our Investor Network platform due to client attrition as revenue of this platform is typically tied-in with contracts of our ARS services. As a percentage of overall revenue, Platform and Technology revenue increased to 51% during the year ended December 31, 2017, as compared to 36% in the prior year.

Services revenue decreased $1,535,000, or 20% during the year ended December 31, 2017, as compared to 2016. The decrease is primarily associated with a decrease in revenue from our ARS services as we continued to experience client attrition as customers elect to leave the service or transition to digital fulfillment. Additionally, as noted above, included in revenue for the year ended December 31, 2016, is the benefit of $316,000 related to the reversal of an accrual of unused postage credits. We also experienced a decline in our print and proxy distribution services due to the timing of certain projects and other one-time projects from the prior year that did not occur during the current year, as well as, a decline in our XBRL revenue due to continued pricing pressure in that market. These declines were partially offset by an increase in revenue from stock transfer services, which increased primarily due to the addition of Interwest during the fourth quarter.

2017 Revenue Backlog

At December 31, 2017, we have deferred revenue of $887,000 that we expect to recognize throughout 2018, compared to $843,000 at December 31, 2016. Deferred revenue primarily consists of the unearned portion of advance billings for licenses of our cloud-based platforms and annual contracts for legacy ARS services.

Cost of Revenues

Cost of revenues consists primarily of direct labor costs, third party licensing and amortization of capitalized software costs related to our platforms licensed to customers in our Platform and Technology stream and direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers in our Services stream. Cost of revenues increased by $370,000, or 12%, during the year ended December 31, 2017, as compared to the same period of 2016. Overall gross margin percentage decreased to 73% during the year ended December 31, 2017, as compared to 75% during the prior year. Excluding the benefit associated with the release of the accrual related to unused postage credits, gross margin percentage for the year ended December 31, 2016, would have been 74%.

Gross margin percentage from Platform and Technology was 82% for the year ended December 31, 2017, as compared to 83% for 2016. The decrease in gross margin percentage for the year ended December 31, 2017, is primarily due to increased distribution costs associated with our ACCESSWIRE platform as well as increased amortization of capitalized software related to our platforms.

Gross margin percentage from our Services revenue decreased to 64% during the year ended December 31, 2017, as compared to 71% during 2016. Excluding the benefit associated with the release of the unused postage credits, gross margins for the year ended December 31, 2016, would have been 69%. The decrease in gross margin percentage is primarily due to lower revenue associated with delivering ARS, print and proxy and XBRL services, which include certain fixed costs.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses were $3,384,000 for the year ended December 31, 2017, an increase of $199,000, or 6%, as compared to the prior year. This increase is primarily due to an increase in professional fees for legal, consulting and recruiting services, offset by a decrease in management bonus expense and stock compensation.

As a percentage of revenue, General and Administrative expenses were 27% for the year ended December 31, 2017, as compared to 26% for 2016.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $2,604,000 for the year ended December 31, 2017, essentially the same as $2,601,000 during the year ended December 31, 2016.

As a percentage of revenue, sales and marketing expenses decreased to 21% during the year ended December 31, 2017, as compared to 22% during the year ended December 31, 2016.

Product Development

Product development expenses consist primarily of salaries, stock based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development costs increased $359,000, or 89%, to $763,000 during the year ended December 31, 2017, as compared to 2016. The increase is the result of less capitalization of costs as certain projects were completed and placed into production during 2017. During the year ended December 31, 2017, the Company capitalized $991,000 of software development costs, compared to $1,507,000 during the prior year.

As a percentage of revenue, Product Development expenses were 6% for the year ended December 31, 2017, as compared to 3% for 2016.

Depreciation and Amortization

During the year ended December 31, 2017, Depreciation and amortization expenses decreased by $455,000, or 50%, to $454,000, as compared to $909,000 during 2016. The decrease is primarily due to lower amortization of certain intangible assets acquired in the PIR acquisition, which became fully amortized during the year ended December 31, 2016.

Other income (expense)

Other income (expense), net

Other income (expense), net, is primarily the result of the change in fair value of stock received, in lieu of cash, to settle an outstanding receivable. As of December 31, 2017, all of the stock acquired has been sold.

Interest income (expense), net

Interest income (expense), net, represents the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition, partially offset by interest income on deposit accounts.

Income Taxes

We recorded income tax expense of $131,000 during the year ended December 31, 2017, compared to $464,000 during the year ended December 31, 2016. During the year ended December 31, 2017, the Company recognized an income tax benefit of $351,000 related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future as a result of the passage of the Tax Cuts and Jobs Act of 2017 which, among other things, reduces the U.S. corporate tax rate to 21%. The Company also recorded an income tax benefit of $182,000 attributable to equity-based compensation in connection with the FASB issuance of ASU 2016-09, which requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, as opposed to being recorded to APIC in the prior years. During the year ended December 31, 2016, the Company released a portion of the valuation allowance related to federal and state net operating losses, which resulted in a net benefit of $214,000. This release comprised a full valuation release of the previously reserved tax benefits from US net operating losses that were acquired as part of the acquisition of PIR. At the date of acquisition, management believed it was more likely than not that the benefits would not be used due to the uncertainty of future profitability and also due to statutory limitations on the amount of net operating losses that can be carried forward in an acquisition.

The aforementioned reasons, as well as foreign statutory tax rate differentials and tax credits are the reasons for the variance between the Company’s effective tax rate and the statutory rate of 34%.

Net Income

Net income for the year ended December 31, 2017 was $1,871,000 as compared to $1,555,000 in 2016. Although the Company achieved increases in revenue and gross margin, the decrease in net income is primarily attributable to higher operating expenses, primarily the result of less capitalization of software development costs as projects are substantially completed and placed into production as well as an increase in professional services, offset by a decrease in amortization expense and income tax expense.

Liquidity and Capital Resources

As of December 31, 2017, we had $4,917,000 in cash and cash equivalents and $1,275,000 in net accounts receivable. Current liabilities at December 31, 2017, totaled $2,519,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest and other accrued expenses. At December 31, 2017, our current assets exceeded our current liabilities by $4,591,000.

Effective September 1, 2017, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,000,000 to $2,500,000. The interest rate remained at LIBOR plus 2.50%. As of December 31, 2017, the interest rate was 4.06% and the Company did not owe any amounts on the Line of Credit.

We believe we have sufficient cash to manage the business under our current operating plan through March 31, 2019. We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, it is possible that we will have to raise additional funds through the issuance of equity in order to fund any future acquisitions or meet future obligations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to pay dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

Disclosure about Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Outlook

Overall, the demand for our platforms continues to be stable in the majority of the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed and service-based engagements to a cloud-based subscription model, as well as digital distribution offerings. We are positioned well in this space to be both competitive and agile to deliver these platforms to the market. As we have seen over the last several quarters, the transition to our platforms has had a negative effect on our revenue from our services business, something we expect will continue over the next few quarters.

One of our competitive strengths is that we embraced cloud computing early on in our strategy. Making the pivot to a subscription model has been and will continue to be key for the long-term sustainable growth management expects from our new platforms.

We will continue to focus on the following key strategic initiatives during the remainder of 2018:

●
Strategic re-alignment and investment in our Platform and Technology sales team,
●
Expand customer base,
●
Continue to migrate acquired businesses to our current platform,
●
Further expand our newswire distribution and customers,
●
Invest in technology advancements and upgrades,
●
Generate profitable, sustainable growth,
●
Generate cash flows from operations

We believe there is significant demand for our products among the middle, small and micro-cap markets globally, that are seeking to find better platforms and tools to disseminate and communicate their respective messages and that we have the capacity to meet the demand.

We have invested and will continue to invest in our product sets, platforms and intellectual property development. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user as we move through 2018 and beyond.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on customer account balances, and a reserve based on our historical experience.

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

Fair Value Measurements

As of December 31, 2017 and 2016, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value. We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value. At the time of the business combination the trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (7-10 years), customer lists (3 years) and software and technology (3-5 years) are amortized over their estimated useful lives. In 2015, it was determined that the trademarks associated with the PIR acquisition were no longer indefinite-lived, and as such began to be amortized over 3-5 years.

Newly Adopted Accounting Pronouncements

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Operations during the period the award is exercised as opposed to being recorded in additional paid-in capital on the Consolidated Balance Sheets. The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period. Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the year ended December 31, 2017, the Company recorded an income tax benefit of $182,000 related to the excess tax benefit of exercised awards during the year, that would have been recorded in additional paid-in capital during prior years. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time.

The FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 5, 2017. The amendments of this ASU clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by first providing a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed is concentrated in a single asset or group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments provide a framework for evaluating whether inputs and substantive processes are present, to assist in determining if the set is a business. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and the Company has elected to early adopt the amendments in conjunction with its determination of the purchase price allocation for the acquisition of Interwest Transfer Company, Inc. (“Interwest”), which was acquired on October 2, 2017. Based on the Company’s review of ASU 2017-01, the Company concluded that the acquisition of Interwest constituted the acquisition of a business and accounted for the acquisition as a business combination in accordance with FASB ASC 805, Business Combinations.

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

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing US GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing US GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018, however, early adoption is permitted. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company currently has one long-term lease on its corporate facilities which ends October 31, 2019. Absent any renewal of the lease or new leases entered into before January 1, 2019, the Company will be required to record a right-to-use asset and corresponding lease liability associated with the remaining lease payments beginning with the first interim period of 2019. This will increase both balance sheet assets and liabilities by insignificant amounts and will not have a significant impact on the income statement or affect any covenant calculations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued several updates to the ASU (collectively the “New Revenue Standard”). The New Revenue Standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The New Revenue Standard sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations and requires companies to use more judgment and make more estimates than under current guidance. The New Revenue Standard can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company will adopt the New Revenue Standard in the first quarter of fiscal year 2018 using the modified-retrospective method. The Company has utilized a comprehensive approach to assess the impact of the guidance on our contract portfolio. The Company has reviewed its current accounting policies and practices to identify potential differences resulting from the application of the new requirements to its revenue contracts, including evaluation of performance obligations in the contracts, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs obtain and fulfill contracts. In addition, the Company will update certain disclosures, as applicable, included in its financial statements to meet the requirements of the new guidance. The Company is substantially complete with its review of contracts with its customers and does not expect to record a cumulative effect adjustment to accumulated retained earnings upon adoption of the new revenue standard as of January 1, 2018. However, in evaluating the New Revenue Standard, the Company has identified contracts for its Investor Network offering that not only includes electronic dissemination of a customer’s annual report, but also physical delivery of hardcopy annual reports. Historically, revenue from these bundled contracts were reported in the Services revenue stream because an allocation between electronic and physical hardcopy distribution was not made, however, under the New Revenue Standard, a portion of the revenue from these contracts will be allocated to the Platform and Technology revenue stream in accordance with stand-alone contracts for the Investor Network subscription. As a result, the Company estimates approximately $600,000-700,000 of Services revenue from 2017 will be reclassified to Platform and Technology revenue in 2018. For the majority of its contracts, the Company does not expect any change from the New Revenue Standard, whereby revenue is recognized based on contracted amounts or on actual monthly usage. The Company does not expect the adoption of the New Revenue Standard will have a material impact on its operating cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $4,917,000 and $5,339,000 at December 31, 2017 and 2016, respectively. We held marketable securities of $0 and $28,000 as of December 31, 2017 or 2016, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the two years ended December 31, 2017, and 2016, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2017, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2018 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after December 31, 2017 in connection with the solicitation of proxies for the Company’s 2018 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2017” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS.

(a) Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger dated August 22, 2013 with ISDR Acquisition Corp. and Precision IR Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 27, 2013)
2.2	Asset Purchase Agreement dated October 2, 2014 with Baystreet.ca Media Corp. and Aaron Bodnar (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on October 7, 2014)
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Form S-3 filed on May 10, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 12, 2014)
4.1
Amended and Restated 8% Convertible Subordinated Secured Promissory Note dated November 13, 2013 issued to Red Oak Partners, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on November 15, 2013)

10.1	Securities Purchase Agreement dated August 22, 2013 with Red Oak Partners, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 27, 2013)
10.2	2014 Equity Incentive Plan (incorporated by reference to Annex A to the Schedule 14A filed on April 2, 2014)
10.3	Executive Employment Agreement dated April 30, 2015 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2014)
10.4	Executive Employment Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2015)
10.5	Incentive Stock Option Grant and Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 19, 2015)
10.6	Indemnification Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 19, 2015)
10.7	First Amendment to 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 13, 2016)
10.8	First Amendment to Executive Employment Agreement dated May 4, 2017 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2017)
10.9	First Amendment to Executive Employment Agreement dated May 4, 2017 with Steven Knerr (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2017)
10.10	Stock Purchase Agreement dated October 2, 2017 with Kurtis D. Hughes (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 3, 2017)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
———————
* Filed herewith

(c) Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: March 1, 2018	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 1, 2018	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Steven Knerr	March 1, 2018	Chief Financial Officer
Steven Knerr		(Principal Accounting Officer)

/s/ William Everett	March 1, 2018	Director, Chairman of the Board and Audit Committee, Member of Strategic Advisory Committee
William Everett

/s/ J. Patrick Galleher	March 1, 2018	Director, Chairman of the Compensation Committee and Strategic Advisory Committee
J. Patrick Galleher

/s/ Michael Nowlan	March 1, 2018	Director, Member of the Audit Committee
Michael Nowlan

/s/ Eric Frank	March 1, 2018	Director, Chairman of the Technology Oversight Committee and Member of the Compensation Committee
Eric Frank

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Issuer Direct Corporation
Morrisville, North Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2010.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
March 1, 2018

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,917	$5,339
Accounts receivable (net of allowance for doubtful accounts of $425 and $429, respectively)	1,275	1,300
Income tax receivable	725	—
Other current assets	193	188
Total current assets	7,110	6,827
Capitalized software (net of accumulated amortization of $497 and $207, respectively)	2,749	2,048
Fixed assets (net of accumulated depreciation of $388 and $318, respectively)	145	204
Deferred income tax asset - noncurrent	—	141
Other long-term assets	18	18
Goodwill	4,070	2,243
Intangible assets (net of accumulated amortization of $3,699 and $3,324, respectively)	2,858	1,380
Total assets	$16,950	$12,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$666	$343
Accrued expenses	613	806
Current portion of note payable (See Note 4)	288	—
Income taxes payable	65	112
Deferred revenue	887	843
Total current liabilities	2,519	2,104
Note payable – long-term (net of discount of $70 as of December 31, 2017) (See Note 4)	570
Deferred income tax liability	573	67
Other long-term liabilities	77	112
Total liabilities	3,739	2,283
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 and 30,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016, respectively.	—	—
Common stock $0.001 par value, 20,000,000 and 100,000,000 shares authorized, 3,014,494 and 2,860,944 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	3	3
Additional paid-in capital	10,400	9,120
Other accumulated comprehensive income (loss)	34	(36)
Retained earnings	2,774	1,491
Total stockholders' equity	13,211	10,578
Total liabilities and stockholders’ equity	$16,950	$12,861

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016
Revenues	$12,628	$12,059
Cost of revenues	3,395	3,025
Gross profit	9,233	9,034
Operating costs and expenses:
General and administrative	3,384	3,185
Sales and marketing	2,604	2,601
Product development	763	404
Depreciation and amortization	454	909
Total operating costs and expenses	7,205	7,099
Operating income	2,028	1,935
Other income (expense):
Other income (expense), net	(24)	80
Interest income (expense), net	(2)	4
Total other income (expense)	(26)	84
Income before taxes	2,002	2,019
Income tax expense	131	464
Net income	$1,871	$1,555
Income per share – basic	$0.63	$0.55
Income per share – diluted	$0.62	$0.54
Weighted average number of common shares outstanding – basic	2,947	2,820
Weighted average number of common shares outstanding – diluted	3,033	2,903

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2017	2016
Net income	$1,871	$1,555
Foreign currency translation adjustment	70	(1)
Comprehensive income	$1,941	$1,554

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2017 AND 2016
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2015	2,785,044	$3	$8,202	$(35)	$389	$8,559
Stock-based compensation expense	—	—	882	—	—	882
Exercise of stock awards, net of tax	75,900	—	36	—	—	36
Dividends	—	—	—	—	(453)	(453)
Foreign currency translation	—	—	—	(1)	—	(1)
Net income	—	—	—	—	1,555	1,555
Balance at December 31, 2016	2,860,944	$3	$9,120	$(36)	$1,491	$10,578
Stock-based compensation expense	—	—	573	—	—	573
Exercise of stock awards, net of tax	128,315	—	389	—	—	389
Shares issued upon acquisition of Interwest (see Note 4)	25,235	—	318	—	—	318
Dividends	—	—	—	—	(588)	(588)
Foreign currency translation	—	—	—	70	—	70
Net income	—	—	—	—	1,871	1,871
Balance at December 31, 2017	3,014,494	$3	$10,400	$34	$2,774	$13,211

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$1,871	$1,555
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	181	195
Depreciation and amortization	735	1,077
Deferred income taxes	(50)	(210)
Non-cash interest expense	6	—
Stock-based compensation expense	516	592
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(66)	(259)
Decrease (increase) in deposits and prepaid assets	(711)	63
Increase (decrease) in accounts payable	309	(39)
Increase (decrease) in deferred revenue	12	43
Increase (decrease) in accrued expenses	(291)	(256)
Net cash provided by operating activities	2,512	2,761

Cash flows from investing activities
Purchase of Interwest, net of cash received (See Note 4)	(1,872)	—
Capitalized software	(934)	(1,077)
Purchase of fixed assets	(11)	(112)
Net cash used in investing activities	(2,817)	(1,189)

Cash flows from financing activities
Proceeds from exercise of stock options, net of income taxes	389	35
Payment of dividend	(588)	(453)
Net cash used in financing activities	(199)	(418)

Net change in cash	(504)	1,154
Cash- beginning	5,339	4,215
Currency translation adjustment	82	(30)
Cash- ending	$4,917	$5,339

Supplemental disclosures:
Cash paid for income taxes	$943	$716
Non-cash activities:
Stock-based compensation - capitalized software	$57	$430
Purchase of Interwest in exchange of note payable	$851	$—

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 1: Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. The surviving company was formed for the purposes of helping companies produce and distribute their financial and business communications both online and in print. As a technology and issuer services focused company, Issuer Direct Corporation operates under several brands in the market, including Direct Transfer, PrecisionIR (PIR), Blueprint, Classify, Investor Network, iProxy Direct, iR Direct, QX Interactive, Interwest and ACCESSWIRE. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a customer’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States, Canada, and Europe. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts in the United States. As of December 31, 2017, the Company had $2,885,000 which exceeds the insured amounts in the United States. The Company also had cash of $1,370,000 in Europe, and $14,000 in Canada on hand at December 31, 2017.

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

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Earnings per Share

We calculate earnings per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options and restricted stock units totaling 89,500 and 140,000 were excluded in the computation of diluted earnings per common share during the years ended December 31, 2017 and 2016, respectively, because their impact was anti-dilutive.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on customer account balances, and a reserve based on our historical experience. The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2017 and 2016 (in 000’s):

	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning balance	$429	$397
Bad debt expense	181	195
Write-offs	(185)	(163)
Ending balance	$425	$429

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
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. The Company capitalized $991,000 and $1,507,000 during the years ended December 31, 2017 and 2016, respectively. Included in these amounts were $57,000 and $429,000 related to stock-based compensation during the years ended December 31, 2017 and 2016, respectively. The Company recorded amortization expense of $290,000 and $182,000 during the years ended December 31, 2017 and 2016, respectively, $280,000 and $169,000 of which is included in Cost of revenues on the Consolidated Statements of Income. For the years ended December 31, 2017 and 2016, the remaining amount of $10,000 and $13,000 is included in Depreciation and amortization, as it relates to back-office supporting systems.

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

Fair Value Measurements

As of December 31, 2017 and 2016, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value. We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value. At the time of the business combination the trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (7-10 years), customer lists (3 years) and software and technology (3-5 years) are amortized over their estimated useful lives. In 2015, it was determined that the trademarks associated with the PIR acquisition were no longer indefinite-lived, and as such began to be amortized over 3-5 years.

Advertising

The Company expenses advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Advertising expense totaled $104,000 and $78,000, during the years ended December 31, 2017 and 2016, respectively.

Newly Adopted Accounting Pronouncements

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Operations during the period the award is exercised as opposed to being recorded in additional paid-in capital on the Consolidated Balance Sheets. The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period. Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the year ended December 31, 2017, the Company recorded an income tax benefit of $182,000 related to the excess tax benefit of exercised awards during the year, that would have been recorded in additional paid-in capital during prior years. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time.

The FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 5, 2017. The amendments of this ASU clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by first providing a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed is concentrated in a single asset or group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments provide a framework for evaluating whether inputs and substantive processes are present, to assist in determining if the set is a business. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and the Company has elected to early adopt the amendments in conjunction with its determination of the purchase price allocation for the acquisition of Interwest Transfer Company, Inc. (“Interwest”), which was acquired on October 2, 2017. Based on the Company’s review of ASU 2017-01, the Company concluded that the acquisition of Interwest constituted the acquisition of a business and accounted for the acquisition as a business combination in accordance with FASB ASC 805, Business Combinations (See Note 4).

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing US GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing US GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018, however, early adoption is permitted. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company currently has one long-term lease on its corporate facilities which ends October 31, 2019. Absent any renewal of the lease or new leases entered into before January 1, 2019, the Company will be required to record a right-to-use asset and corresponding lease liability associated with the remaining lease payments beginning with the first interim period of 2019. This will increase both balance sheet assets and liabilities by insignificant amounts and will not have a significant impact on the income statement or affect any covenant calculations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued several updates to the ASU (collectively the “New Revenue Standard”). The New Revenue Standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The New Revenue Standard sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations and requires companies to use more judgment and make more estimates than under current guidance. The New Revenue Standard can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company will adopt the New Revenue Standard in the first quarter of fiscal year 2018 using the modified-retrospective method. The Company has utilized a comprehensive approach to assess the impact of the guidance on our contract portfolio. The Company has reviewed its current accounting policies and practices to identify potential differences resulting from the application of the new requirements to its revenue contracts, including evaluation of performance obligations in the contracts, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs obtain and fulfill contracts. In addition, the Company will update certain disclosures, as applicable, included in its financial statements to meet the requirements of the new guidance. The Company is substantially complete with its review of contracts with its customers and does not expect to record a cumulative effect adjustment to accumulated retained earnings upon adoption of the new revenue standard as of January 1, 2018. However, in evaluating the New Revenue Standard, the Company has identified contracts for its Investor Network offering that not only includes electronic dissemination of a customer’s annual report, but also physical delivery of hardcopy annual reports as well. Historically, revenue from these bundled contracts were reported in the Services revenue stream because an allocation between electronic and physical hardcopy distribution was not made, however, under the New Revenue Standard, a portion of the revenue from these contracts will be allocated to the Platform and Technology revenue stream in accordance with stand-alone contracts for the Investor Network subscription. As a result, the Company estimates approximately $600,000-700,000 of Services revenue from 2017 will be reclassified to Platform and Technology revenue in 2018. For the majority of its contracts, the Company does not expect any change from the New Revenue Standard, whereby revenue is recognized based on contracted amounts or on actual monthly usage. The Company does not expect the adoption of the New Revenue Standard will have a material impact on its operating cash flows.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 3: Fixed Assets

in $000’s	December 31,
	2017	2016
Computers equipment	$125	$118
Furniture & equipment	301	296
Leasehold improvements	107	108
Total fixed assets, gross	533	522
Less: Accumulated depreciation	(388)	(318)
Total fixed assets, net	$145	$204

Depreciation expense on fixed assets for the years ended December 31, 2017 and 2016 totaled $80,000 and $83,000, respectively.

Note 4: Acquisition of Interwest Transfer Company, Inc.

On October 2, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement’) with Kurtis D. Hughes whereby the Company purchased all of the outstanding equity securities of Interwest Transfer Company, Inc., a Utah corporation (“Interwest”) a transfer agent business located in Salt Lake City, Utah. Under the terms of the Purchase Agreement, the Company paid $1,935,000 at closing and will pay $320,000 on each of the first, second and third anniversary dates of the closing and issued 25,235 shares of restricted common stock of the Company.

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires among other things that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $20,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date. During the year ended December 31, 2017, the Company employed a third party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from Interwest. The income approach was used to determine the value of Interwest’s trademarks and client relationships. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets.

The transaction resulted in recording intangible assets and goodwill at a fair value of $3,680,000 as follows (in 000’s):

Initial payment	$1,935
Fair value of restricted common stock issued	318
Fair value of anniversary payments	851
Total Consideration	3,104
Plus: excess of liabilities assumed over assets acquired	576
Total fair value of Interwest intangible assets and goodwill	$3,680

The tangible assets and liabilities acquired were as follows (in 000’s):

Cash	$63
Accounts receivable, net	84
Prepaid expenses	17
Total assets	164
Accounts payable and accrued expenses	12
Deferred revenue	21
Deferred tax liability	707
Total liabilities	740
Excess of liabilities assumed over assets acquired	$(576)

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The identified intangible assets as a result of the acquisition are as follows (in 000’s):

Customer relationships	$1,677
Tradename	176
Goodwill	1,827
$3,680

Select Pro-Forma Financial Information (Unaudited)

The following represents our unaudited condensed pro-forma financial results as if the acquisition with Interwest and the Company had occurred as of January 1, 2016. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

$ in 000’s	Years Ended December 31,
	2017	2016

Revenues	$13,851	$13,706
Net Income	$1,828	$2,172
Basic earnings per share	$0.62	$0.76
Diluted earnings per share	$0.60	$0.74

Note 5: Goodwill and Other Intangible Assets

The components of intangible assets are as follows (in 000’s):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	3,424	(1,099)	2,325
Proprietary software	782	(717)	65
Trademarks – definite-lived	173	(113)	60
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$6,557	$(3,699)	$2,858

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	1,747	(811)	936
Proprietary software	782	(680)	102
Trademarks – definite-lived	173	(63)	110
Trademarks – indefinite-lived	232	—	232
Total intangible assets	$4,704	$(3,324)	$1,380

The Company performed its annual assessment for impairment of goodwill and intangible assets and determined there was no impairment as of and for the year ended December 31, 2017.

The amortization of intangible assets is a charge to operating expenses and totaled $375,000 and $811,000 in the years ended 2017 and 2016, respectively.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The future amortization of the identifiable intangible assets is as follows (in 000’s):

Years Ending December 31:
2018	$490
2019	454
2020	346
2021	196
2022	168
Thereafter	796
Total	$2,450

Our goodwill balance of $4,070,000 at December 31, 2017, was related to our acquisition of Basset Press in July 2007, the acquisition of PIR in 2013, the acquisition of ACCESSWIRE in 2014 and the acquisition of Interwest in 2017. We conducted our annual impairment analyses as of October 1, of 2017 and 2016 and determined that no goodwill was impaired.

Note 6: Line of Credit

Effective September 1, 2017, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,000,000 to $2,500,000. The interest rate remained at LIBOR plus 2.50%. As of December 31, 2017, the interest rate was 4.06% and the Company did not owe any amounts on the Line of Credit.

Note 7: Equity

Dividends

During the years ended December 31, 2017 and 2016, we paid dividends totaling $588,000, or $0.20 per share, and $453,000 or $0.16 per share, respectively, to holders of shares of common stock.

Preferred stock and common stock

There were no issuances of preferred stock during the years ended December 31, 2017 and 2016. During the year ended December 31, 2017, the Company had the following issuances of common stock in addition to stock issued pursuant to vesting of restricted stock units and exercise of options to purchase common stock:

●
The Company issued 2,500 shares of common stock to consultants in exchange for services during the year ended December 31, 2017, and recognized expense of $31,000 for the value of those shares. No shares were issued in exchange for services during the year ended December 31, 2016.
●
On October 2, 2017, the Company issued 25,235 shares as part of the acquisition of Interwest (see Note 4).

Note 8: Stock Options and Restricted Stock Units

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of December 31, 2017, 298,000 awards had been granted under the 2014 Plan.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

On August 9, 2010, the shareholders of the Company approved the 2010 Equity Incentive Plan (the “2010 Plan”). Under the terms of the 2010 Plan, 150,000 shares of the Company’s common stock were authorized for the issuance of stock options and restricted stock. The 2010 Plan also provides for an automatic annual increase in the number of authorized shares of common stock issuable beginning in 2011 equal to the lesser of (a) 2% of shares outstanding on the last day of the immediate preceding year, (b) 50,000 shares, or (c) such lesser number of shares as the Company’s board of directors shall determine, provided, however, in no event shall the maximum number of shares that may be issued under the Plan pursuant to stock awards be greater than 15% of the aggregate shares outstanding on the last day of the immediately preceding year. With the automatic increases, there were 220,416 authorized shares of common stock on January 1, 2012. On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the 2010 Plan from 220,416 to 420,416. This increase was ratified by the shareholders of the Company on June 29, 2012. On December 31, 2017, there were no shares remaining for awards to be issued under the 2010 Plan.

The following is a summary of stock options issued during the year ended December 31, 2017 and 2016:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	246,000	$0.01 - 13.49	$7.69	$187,798
Options granted	—	—	—	—
Options exercised	(20,900)	0.01 - 3.33	1.67	89,180
Options forfeited/cancelled	(61,250)	7.76-9.26	8.11	—
Balance at December 31, 2016	163,850	$0.01 - 13.49	$8.30	$297,542
Options granted	32,000	13.00	13.00	—
Options exercised	(56,645)	0.01 - 9.26	6.32	393,729
Options forfeited/cancelled	(1,917)	9.26	9.26	3,984
Balance at December 31, 2017	137,288	$0.01 - 13.49	$10.20	$1,119,562

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2017 and 2016 of $18.35 and $9.00, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2017 and 2016. As of December 31, 2017, there was $184,000 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2019.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01 - $1.00	7,850	$0.01	4.05	7,850
$1.01 - $7.00	10,000	6.80	7.89	5,833
$7.01 - $8.00	42,188	7.76	3.38	42,188
$8.01 - $10.00	5,250	9.26	6.99	4,747
$10.01 - $13.49	72,000	13.27	4.99	37,500
Total	137,288	$10.19	4.73	98,118

Of the 137,288 stock options outstanding, 99,850 are non-qualified stock options. All options have been registered with the SEC.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The fair value of common stock options issued during the year ended December 31, 2017 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

Year ended December 31, 2017
Expected dividend yield	1.54%
Expected stock price volatility	54%
Weighted-average risk-free interest rate	1.91%
Weighted-average expected life of options (in years)	5.27

No stock options were granted during the year ended December 31, 2016.

The following is a summary of restricted stock units issued during the year ended December 31, 2017 and 2016:

	Number of Options Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2015	108,000	$7.76	$626,400
Units granted	88,500	5.28	467,300
Units vested/issued	(55,000)	7.32	379,588
Units forfeited	(15,000)	6.61	111,941
Balance at December 31, 2016	126,500	$6.35	$1,138,500
Units granted	17,500	10.75	104,000
Units vested/issued	(69,170)	6.95	799,563
Units forfeited	(9,665)	7.88	106,330
Balance at December 31, 2017	65,165	$6.66	$1,111,703

As of December 31, 2017, there was $262,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2018. All restricted stock units have been registered with the SEC.

During the year ended December 31, 2017 and 2016, we recorded compensation expense of $517,000 and $592,000, respectively, related to stock options and restricted stock units. Additionally, during the years ended December 31, 2017 and 2016, $57,000 and $429,000, respectively of additional cost was capitalized as Capitalized software on the Consolidated Balance Sheet as of December 31, 2017 and 2016.

Note 9: Commitments and Contingencies

Office Lease

In October 2015, we signed a three-year lease extension for our 16,059 square-foot corporate headquarters in Morrisville, NC. At our option, we may terminate the lease any time in exchange for an early termination fee of $135,000. If we do not terminate the lease in Morrisville, NC early, our required minimum lease payments are as follows (in 000’s):

Year Ended December 31:
2018	$158
2019	135
Total	$293

Additionally, we have an office in Salt Lake City, Utah and a shared office facility in London, England, both of which are on a short term lease. Rent expense associated with our office leases totaled $205,000 and $207,000 for the years ended December 31, 2017 and 2016, respectively.

Litigation

From time to time, the Company may be involved in litigation that arises through the normal course of business. The Company is neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 10: Concentrations

For the years ended December 31, 2017 and December 31, 2016, we generated revenues from the following revenue streams as a percentage of total revenue (in 000’s):

	2017		2016
	Amount	Percentage	Amount	Percentage
Revenue Streams
Platform and Technology	$6,398	50.7%	$4,294	35.6%
Services	6,230	49.3%	7,765	64.4%
Total	$12,628	100.0%	$12,059	100.0%

We did not have any customers during the years ended December 31, 2017 or 2016 that accounted for more than 10% of our revenue. We did not have any customers that comprised more than 10% of our total accounts receivable balances at December 31, 2017 or 2016.

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

Note 11: Geographic Operating Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a disclosure management and targeted communications company for publicly traded companies. Revenue is attributed to a particular geographic region based on where licenses are sold or the services are performed. The following tables set forth revenues by domestic versus international regions (in 000’s):

	Year Ended
	2017	2016
Geographic region
North America	$11,461	$10,493
Europe	1,167	1,566
Total revenues	$12,628	$12,059

Note 12: Income Taxes

The provision (benefit) for income taxes consisted of the following components for the years ended December 31 (in 000’s):

	2017	2016
Current:
Federal	$116	$500
State	13	95
Foreign	62	56
Total Current	191	651
Deferred:
Federal	(59)	(130)
State	23	(17)
Foreign	(24)	(40)
Total Deferred	(60)	(187)
Total expense (benefit) for income taxes	$131	$464

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31 (in 000's, except percentages):

	2017		2016
	Amount	Percentage	Amount	Percentage
Federal statutory tax rate	$681	34.0%	$687	34.0%
State tax rate	21	1.0%	66	3.3%
Permanent difference – stock-based compensation	(156)	(7.8)%	32	1.6%
Permanent difference – other	63	3.1%	67	3.3%
Tax reform deferred re-measurement	(351)	(17.5)%	—	—%
Provision to return	(3)	(0.1)%	(8)	(0.4)%
Change in unrecognized tax benefits	—	—%	(58)	(2.8)%
Foreign rate differential	(41)	(2.0)%	(52)	(2.6)%
Research and development credit	(70)	(3.5)%	(56)	(2.8)%
Sub-total	144	7.2%	678	33.6%
Change in valuation allowance	(13)	(0.7)%	(214)	(10.6)%
Total	$131	6.5%	$464	23.0%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing and does not believe it will be material to its results of operations. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $351,000. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $351,000 of the deferred tax income recorded in connection with the re-measurement of certain deferred tax assets and liabilities and the expectation the transition tax is immaterial are reasonable estimates at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. Additionally, the Company recognized a permanent income tax benefit of $156,000 in 2017, of which $182,000 is attributable to equity-based compensation in connection with the FASB issuance of ASU 2016-09 which requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. In prior years, all excess tax benefits and deficiencies were recorded to APIC.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Components of net deferred income tax assets, including a valuation allowance, are as follows at December 31 (in 000's):

	2017	2016	Change
Assets:
Net operating loss	$69	$179	$(110)
Deferred revenue	122	138	(16)
Allowance for doubtful accounts	88	142	(54)
Stock options	184	298	(114)
Basis difference in intangible assets	9	80	(71)
Prepaid D&O Insurance	2	6	(4)
Foreign tax credits carryforward	1,181	1,181	—
Other	—	37	(37)
Total deferred tax asset	1,655	2,061	(406)
Less: Valuation allowance	(1,181)	(1,194)	13
Total net deferred tax asset	474	867	(393)

Liabilities
Prepaid expenses	(35)	(38)	3
Capitalized software	(475)	(492)	17
Purchase of intangibles	(534)	(263)	(271)
Other	(3)	—	(3)
Total deferred tax liability	(1,047)	(793)	(254)

Total net deferred tax asset / (liability)	$(573)	$74	$(647)

A valuation allowance of $1,181,000 and $1,194,000 was recorded against deferred tax assets as of December 31, 2017 and 2016, respectively. The valuation allowance as of December 31, 2017, relates to a full valuation allowance on the remaining foreign tax credit carryforwards. For the year ended December 31, 2017, the Company released a portion of the valuation allowance in the amount of $13,000 attributable to the utilization of foreign net operating losses, which constituted a final utilization and release of the valuation allowance for foreign net operating losses.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. It has been determined that it is more likely than not that the deferred tax assets attributable to foreign tax credit carryforwards will not be realized, as it has been deemed unlikely that there will be sufficient foreign source income generated to use the foreign tax credits.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The Company had no unrecognized tax benefits as of December 31, 2017 or 2016. As of December 31, 2015, the Company had $58,000 of unrecognized tax benefits, however, released this amount, inclusive of interest and penalties, as a result of expired statute of limitations for a prior tax year and management's conclusion that the uncertain tax positions related to the statute lapse were effectively settled. The aggregate changes in the balance of unrecognized tax benefits were as follows (in 000’s):

	2017	2016
Balance as of January 1:	$—	$58
Change related to current year positions	—	—
Change related to statute expirations	—	(58)
Balance as of December 31:	$—	$—

Undistributed earnings of the Company are insignificant as of December 31, 2017. With the enactment of the 2017 Act, the Company does not consider any of its foreign earnings as indefinitely reinvested. The Company does not expect the transition tax charge associated with undistributed foreign earnings to be material to its results from operations.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2016, 2015 and 2014 are open to audit by federal and state taxing authorities.

Note 13: Employee Benefit Plans

The Company sponsors a defined contribution 401(k) Profit Sharing Plan and allows all employees in the United States to participate. Matching and profit sharing contributions to the plan are at the discretion of management, but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $20,000 and $21,000 during the years ended December 31, 2017 and 2016, respectively.

The Company also sponsors a defined contribution plan which covers substantially all employees in the United Kingdom. Employer contributions to the plan are at the discretion of management. The Company's contribution expense for discretionary contributions were $5,000 and $4,000 for the year ended December 31, 2017 and 2016, respectively.

Note 14: Subsequent Events

On January 9, 2018, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.05 per share. The dividend was paid on February 9, 2018 to shareholders of record as of January 23, 2018.