Form 10-K/A
period 2017-12-31
ISSUER DIRECT CORP
filed 2018-03-05
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report of Issuer Direct Corporation on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018 (the “Original Form 10-K”).  This Amendment is being filed for the sole purpose of updating Note 4 included in the notes to consolidated financial statements for the years ended December 31, 2017 and 2016 under the heading “Select Pro-Forma Financial Information (Unaudited)” contained on page F-14 of both this Amendment and the Original Form 10-K. Specifically, we have amended this table to reflect the following changes:

	Original
	Form 10-K	Amendment
Revenues	$13,851	$13,851
Net Income	$1,828	$2,336
Basic earnings per share	$0.62	$0.79
Diluted earnings per share	$0.60	$0.77

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

We have not updated the information contained herein for events occurring subsequent to March 1, 2017, the filing date of the Original Form 10-K. Except as noted in this Explanatory Note, this Amendment does not alter or amend any of our other disclosures contained in the Original Form 10-K.

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

ISSUER DIRECT CORPORATION

Date: March 5, 2018	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 5, 2018	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Steven Knerr	March 5, 2018	Chief Financial Officer
Steven Knerr		(Principal Accounting Officer)

/s/ William Everett	March 5, 2018	Director, Chairman of the Board and Audit Committee, Member of Strategic Advisory Committee
William Everett

/s/ J. Patrick Galleher	March 5, 2018	Director, Chairman of the Compensation Committee and Strategic Advisory Committee
J. Patrick Galleher

/s/ Michael Nowlan	March 5, 2018	Director, Member of the Audit Committee
Michael Nowlan

/s/ Eric Frank	March 5, 2018	Director, Chairman of the Technology Oversight Committee and Member of the Compensation Committee
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

$ in 000’s	Years Ended December 31,
	2017	2016

Revenues	$13,851	$13,706
Net Income	$2,336	$2,172
Basic earnings per share	$0.79	$0.76
Diluted earnings per share	$0.77	$0.74

Note 5: Goodwill and Other Intangible Assets

The components of intangible assets are as follows (in 000’s):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	3,424	(1,099)	2,325
Proprietary software	782	(717)	65
Trademarks – definite-lived	173	(113)	60
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$6,557	$(3,699)	$2,858

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	1,747	(811)	936
Proprietary software	782	(680)	102
Trademarks – definite-lived	173	(63)	110
Trademarks – indefinite-lived	232	—	232
Total intangible assets	$4,704	$(3,324)	$1,380

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