Form 10-Q
period 2018-03-31
ISSUER DIRECT CORP
filed 2018-05-03
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,062,120 shares of common stock were issued and outstanding as of May 3, 2018.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,483	$4,917
Accounts receivable (net of allowance for doubtful accounts of $444 and $425, respectively)	1,486	1,275
Income tax receivable	744	725
Other current assets	244	193
Total current assets	7,957	7,110
Capitalized software (net of accumulated amortization of $698 and $497, respectively)	2,548	2,749
Fixed assets (net of accumulated amortization of $402 and $388, respectively)	156	145
Other long-term assets	19	18
Goodwill	4,070	4,070
Intangible assets (net of accumulated amortization of $3,824 and $3,699, respectively)	2,733	2,858
Total assets	$17,483	$16,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$513	$666
Accrued expenses	558	613
Current portion of note payable (See Note 3)	288	288
Income taxes payable	66	65
Deferred revenue	1,125	887
Total current liabilities	2,550	2,519
Note payable – long-term (net of discount of $64 and $70, respectively) (See Note 3)	576	570
Deferred income tax liability	565	573
Other long-term liabilities	67	77
Total liabilities	3,758	3,739
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,062,120 and 3,014,494 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	3	3
Additional paid-in capital	10,703	10,400
Other accumulated comprehensive income	77	34
Retained earnings	2,942	2,774
Total stockholders' equity	13,725	13,211
Total liabilities and stockholders’ equity	17,483	$16,950

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017

Revenues	$3,530	$2,856
Cost of revenues	1,021	746
Gross profit	2,509	2,110
Operating costs and expenses:
General and administrative	1,004	911
Sales and marketing expenses	750	593
Product development	298	125
Depreciation and amortization	142	106
Total operating costs and expenses	2,194	1,735
Operating income	315	375
Other income (expense):
Other expense	—	(10)
Interest income (expense), net	(5)	1
Total other income (expense)	(5)	(9)
Net income before income taxes	310	366
Income tax (benefit) expense	(10)	41
Net income	$320	$325
Income per share – basic	$0.11	$0.11
Income per share – fully diluted	$0.10	$0.11
Weighted average number of common shares outstanding – basic	3,036	2,898
Weighted average number of common shares outstanding – fully diluted	3,111	2,980

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Net income	$320	$325
Foreign currency translation adjustment	43	6
Comprehensive income	$363	$331

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$320	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340	165
Bad debt expense	43	32
Deferred income taxes	(8)	(1)
Non-cash interest expense (See Note 3)	6	—
Stock-based compensation expense	142	146
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(253)	(47)
Decrease (increase) in deposits and prepaid assets	(70)	(71)
Increase (decrease) in accounts payable	(154)	(32)
Increase (decrease) in accrued expenses	(66)	114
Increase (decrease) in deferred revenue	237	16
Net cash provided by operating activities	537	647

Cash flows from investing activities:
Capitalized software	—	(290)
Purchase of fixed assets	(25)	(2)
Net cash used in investing activities	(25)	(292)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	160	26
Payment of dividends	(152)	(145)
Net cash provided by (used in) financing activities	8	(119)

Net change in cash	520	236
Cash – beginning	4,917	5,339
Currency translation adjustment	46	14
Cash – ending	$5,483	$5,589

Supplemental disclosures:
Cash paid for income taxes	$12	$37
Non-cash activities:
Stock-based compensation - capitalized software	$—	$76

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2018 and statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2018 and 2017 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2017 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K/A.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

We calculate earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options and restricted stock units totaling 1,000 and 70,500 were excluded in the computation of diluted earnings per common share during the three-month periods ended March 31, 2018 and 2017, respectively, because their impact was anti-dilutive.

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective approach.

Substantially all of the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts to perform compliance or other services. Customers consist primarily of corporate issuers and professional firms, such as investor relations and public relations firms and in the case of our news distribution offering, our customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

The Company's contracts include either a subscription to our entire platform or certain modules within our platform, or an agreement to perform services or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Platform and Technology and ii) Services. Performance obligations of Platform and Technology contracts include providing subscriptions to certain modules or the entire Platform id. system, distributing press releases on a per release basis or conducting webcasts on a per event basis. Performance obligations of Service contracts include obligations to deliver compliance services and annual report printing and distribution on either a stand ready obligation or on a per project or event basis. Set up fees for compliance services are considered a separate performance obligation and are satisfied upfront. Set up fees for our transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees or warranties. Since contracts are generally for one year, all of the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

The Company recognizes revenue for subscriptions evenly over the contract period, upon distribution for per release contracts and upon event completion for webcasting events. For service contracts that include stand ready obligations, revenue is recognized evenly over the contract period. For all other services delivered on a per project or event basis, the revenue is recognized at the completion of the event. The Company believes recognizing revenue for subscriptions and stand ready obligations using a time-based measure of progress, best reflects the Company’s performance in satisfying the obligations.

For bundled contracts, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the subscription or services. If a standalone selling price is not directly observable, the Company uses the residual method to allocate any remaining costs to that subscription or service. The Company regularly reviews standalone selling prices and updates these estimates if necessary.

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Deferred revenue as of March 31, 2018 and December 31, 2017 was $1,125,000 and $887,000, respectively, and is expected to be recognized within one year. Revenue recognized for the three months ended March 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period was $488,000 and $544,000, respectively. Accounts receivable related to contracts with customers was $1,486,000 and $1,275,000 as of March 31, 2018 and December 31, 2017, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

The Company has determined that costs to obtain contracts with customers are immaterial or would be amortized over 1 year due to the short nature of most of the contracts. Therefore, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making this determination.

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. No costs were capitalized during the three-month period ended March 31, 2018, and $366,000 was capitalized during the three-month period ended March 31, 2017. Included in this amount was $76,000 related to stock-based compensation during the three-month period ended March 31, 2017. The Company recorded amortization expense of $201,000 and $61,000 during the three-month periods ended March 31, 2018 and 2017, respectively. All of the amortization is included in Cost of revenues on the Consolidated Statements of Operations, with the exception of $2,000, which is included in Depreciation and amortization for each of the three-month periods ended March 31, 2018 and 2017, as it relates to back-office supporting systems.

Fair Value Measurements

As of March 31, 2018 and December 31, 2017, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value. We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, our line of credit and notes payable approximate their carrying amounts.

Translation of Foreign Financial Statements

The financial statements of the foreign subsidiary of the Company have been translated into U.S. dollars. All assets and liabilities have been translated at current rates of exchange in effect at the end of the period. Income and expense items have been translated at the average exchange rates for the year or the applicable interim period. The gains or losses that result from this process are recorded as a separate component of other accumulated comprehensive income until the entity is sold or substantially liquidated.

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

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. In-depth reviews of customer contracts were completed and analyzed to meet the standard’s reporting and disclosure requirements. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in this Note under the subheading Revenue Recognition as well as Note 6, Revenues.

The adoption did not require the Company to restate any previously reported periods of the Statement of Operations or Balance Sheet related to a change in the timing of revenue recognition, nor did the adoption affect liquidity. However, the adoption did impact the allocation of revenue associated with the Company’s shareholder outreach offering that included both electronic dissemination and physical delivery of a customer’s annual reports. Historically, revenue from these bundled contracts was reported in the Services revenue stream because an allocation between electronic and physical hardcopy distribution was not made, however, under ASC 606, a portion of the revenue from these contracts is required to be allocated to the Platform and Technology revenue stream in accordance with stand-alone contracts for the shareholder outreach subscription. The adjustments to previously reported results are as follows in (000’s):

	Three months ended March 31, 2017
Revenue:	As previously reported	Adjustments	As restated
Platform and Technology	$1,414	$206	$1,620
Services	1,442	(206)	1,236
Total Revenue	$2,856	$—	$2,856

In analyzing the impact of adoption, the Company used the practical expedient that allows the Company to only apply the new revenue standard to contracts that are not completed as of the date of initial application, January 1, 2018. A completed contract is defined as a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before the date of initial application.

Recently issued accounting pronouncements not yet adopted

In March 2018, the FASB announced ASU 2018-05 Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118 (“SAB 118”). ASU 2018-05 adds guidance indicated in Questions 1 and 2 from SAB 118 to the codification. SAB 118 addresses the application of US GAAP in situations when a registrant does not have all of the necessary information available, prepared and analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “2017 Act”), which was signed into law on December 22, 2017. The Company has calculated its best estimate of the impact of the 2017 Act in its quarterly provision in accordance with its understanding of the 2017 Act and guidance available as of the date of this filing and does not believe it will have a material impact to its results of operations to date. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recoded to current tax expense in the quarter of 2018 when the analysis is complete. ASU 2018-05 is effective immediately upon addition to the FASB codification.

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

Note 3: Acquisition of Interwest Transfer Company, Inc.

On October 2, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement’) with Kurtis D. Hughes whereby the Company purchased all of the outstanding equity securities of Interwest Transfer Company, Inc., a Utah corporation (“Interwest”) a transfer agent business located in Salt Lake City, Utah. Under the terms of the Purchase Agreement, the Company paid $1,935,000 at closing and will pay $320,000 on each of the first, second and third anniversary dates of the closing and issued 25,235 shares of restricted common stock of the Company to Mr. Hughes at closing.

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
$3,680

Select Pro-Forma Financial Information (Unaudited)

The following represents our unaudited condensed pro-forma financial results as if the acquisition with Interwest and the Company had occurred as of January 1, 2017. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the period presented, nor does it purport to represent the results of operations for future periods.

$ in 000’s	Three months ended March 31, 2017

Revenues	$3,206
Net Income	$455
Basic earnings per share	$0.16
Diluted earnings per share	$0.15

Note 4: Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of March 31, 2018, 299,000 awards had been granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	7,850	3.81	$0.01	7,850
$1.01 - $7.00	10,000	7.64	$6.80	6,667
$7.01 - $8.00	21,563	5.49	$7.76	21,563
$8.01 - $10.00	5,166	6.74	$9.26	5,166
$10.01 - $13.49	72,000	4.74	$13.27	40,000
Total	116,579	5.16	$10.63	81,246

As of March 31, 2018, the Company had unrecognized stock compensation related to the options of $104,000, which will be recognized through 2019.

On January 29, 2018, the Company granted 1,000 restricted stock units with an intrinsic value of $17.65 to a certain employee of the Company. The restricted stock units vest one-half annually over two years. During the three months ended March 31, 2018, 27,001 restricted stock units with an intrinsic value of $5.23 vested. As of March 31, 2018, there was $209,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2020.

Note 5: Income taxes

We recognized an income tax benefit of $10,000 and an expense of $41,000 for the three-month periods ended March 31, 2018 and 2017, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2018 and 2017, the variance between the Company’s effective tax rate and the U.S. statutory rate applicable at the time is primarily attributable to excess stock-based compensation tax benefits of $73,000 and $77,000, respectively, recognized in income tax (benefit) expense during the periods, in connection with ASU 2016-09, as well as, foreign statutory tax rate differentials and tax credits.

The recently signed 2017 Act included a reduction in the federal corporate tax rate to 21% and other key provisions which were effective beginning January 1, 2018. The company has included these effects, as relevant, in the calculation of tax expense for the three-month period ended March 31, 2018.

Note 6: Revenue

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a shareholder communications and compliance company for publicly traded and private companies. Revenue is attributed to a particular geographic region based on where subscriptions are sold or the services are performed. The following tables present revenue disaggregated by revenue stream and geography in (000’s):

	Three months ended March 31,
Revenue Streams	2018		2017
Platform and Technology	$2,032	57.6%	$1,620	56.7%
Services	1,498	42.4%	1,236	43.3%
Total	$3,530	100.0%	$2,856	100.0%

	Three months ended
	March 31,
	2018	2017
Geographic region
North America	$3,323	$2,539
Europe	207	317
Total revenues	$3,530	$2,856

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2018 or 2017. We did not have any customers that comprised more than 10% of our total accounts receivable balance at March 31, 2018 or December 31, 2017.

We believe we did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 7: Line of Credit

Effective September 1, 2017, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,000,000 to $2,500,000. The interest rate remained at LIBOR plus 2.50%. As of March 31, 2018, the interest rate was 4.40% and the Company did not owe any amounts on the Line of Credit.

Note 8: Subsequent Events

On April 6, 2018, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.05 per share. The dividend is payable on May 14, 2018, to stockholders of record as of the close of business on April 24, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K/A for the year ended December 31, 2017, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

Overview

Issuer Direct Corporation (Issuer Direct Corporation and its subsidiaries are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted). Our corporate offices are located at 500 Perimeter Park Drive, Suite D, Morrisville, North Carolina, 27560.

We announce material financial information to our investors using our investor relations website, Securities and Exchange Commission ("SEC") filings, investor events, news and earnings releases, public conference calls, webcasts and social media. We use these channels to communicate with our investors and the public about our company, our products and services and other related matters. It is possible that information we post on some of these channels could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post to all of our channels, including our social media accounts.

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

In order to provide a good representation of our business and reflect our platform first engagement strategy, we report revenue in two revenue streams: (i) Platform and Technology and (ii) Services. Due to the adoption of Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers as of January 1, 2018, we reclassified revenue associated with the Company’s shareholder outreach offering that included both electronic dissemination and physical delivery of a customer’s annual report. Historically, revenue from these bundled contracts was reported in the Services revenue stream because an allocation between electronic and physical hardcopy distribution was not made, however, under ASC 606, a portion of the revenue from these contracts is required to be allocated to the Platform and Technology revenue stream in accordance with stand-alone contracts for the shareholder outreach subscription. For the three months ended March 31, 2017, $206,000 of revenue which was previously reported as Services revenue was reclassified as Platform and Technology revenue.

Set forth below is an infographic depicting the modules included in Platform id. and the services we provide:

Platform and Technology

As we continue our transition to a cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 58% of total revenue for the first quarter of 2018, compared to 56% of our revenue for 2017 and approximately 44% of our revenue in 2016. Our ACCESSWIRE® news business offering represented a majority of the year over year growth in our Platform and Technology revenue during 2017 and continues to lead our transition to a full platform solution.

As part of our Platform and Technology strategy, we have been working with several select stock exchanges, whereby we make available certain parts of our platform, under agreement, to integrate our offerings. Such partnerships should yield increased exposure to a targeted customer base that could impact our revenue and overall brand in the market.

Additionally, we plan to continue to invest in both our current Platform id. offering as well as additional offerings, which we believe provide long term opportunity. These advancements will leverage our current application technology framework and give us an opportunity to further expand our customer and user base.

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

Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations, communications and compliance needs. We believe Platform id. can address all those needs in a single, secure, cloud-based platform - one that offers a company control, increases efficiencies, demonstrates a clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

While the complete platform is available for a single subscription fee, companies also have the flexibility to choose one or more of the specific modules that fit their needs.

Communications Modules

Our press release offering, which is marketed under the brand, ACCESSWIRE, is a cost-effective Fair Disclosure, Regulation FD, news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and publicly held companies globally. ACCESSWIRE is fast becoming a competitive alternative to the traditional newswires because we have been able to integrate customer editing features and our targeting and growing analytics reporting systems, which we believe will enable us to add new customers throughout 2018 and beyond. We have also been able to maintain flexible pricing by offering our customers the option to pay per release or enter into longer-term subscriptions. Currently, approximately 60% of our ACCESSWIRE revenue is on a subscription basis. We will continue to brand our press release offerings under the name ACCESSWIRE, which we believe will solidify our market position in the newswire business. Our ACCESSWIRE news editing offering is available within our core Platform id. subscription or as a stand-alone module.

ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other investor outreach offerings. A disruption in any of these partnerships could have a materially adverse impact on our business.

Also included in Platform id. is our targeting and outreach database and intelligence analytics module. This module is centered around both our shareholder communications and news distribution offerings. We anticipate the analytics and peer review components will become a focal point for Platform id. in the future, as customers become increasingly interested in peer performance and real-time alerts to vital data points throughout the day.

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

The earnings event industry is a highly competitive space with the majority of the business being driven from practitioners in the investor relations and communications firms. In the past, we invested time and financial resources developing and integrating systems and processes within Platform id. by creating an application programming interface (“API”) for the webcast marketplace, and will begin partnering with publishers and other platforms to license our datasets, which we believe will further increase our brand awareness. This API license will allow publishers to query single or multiple companies' current and past earnings calls and present those webcasts on their platforms, under a subscription to Platform id. Additionally, as a commitment to broadening the reach of our webcast platform, all events will be broadcast live within our shareholder outreach module, which will drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these analytics will increase the demand for our webcasting platform among the corporate issuer community.

Our investor relations content network is another component of Platform id., which is used to create the investor relations’ tab of a public company’s website. This investor relations content network is a robust series of data feeds including news feeds, stock feeds, fundamentals, regulatory filings, corporate governance and many other components that are aggregated from a majority of the major exchanges and news distribution outlets around the world. Customers can subscribe to one or more of these data feeds from us or as a component of a fully designed and hosted website for pre-IPO, reporting companies and partners seeking to display our content on their corporate sites. The clear benefits to our investor relations module is its integration into and with the rest of Platform id., meaning companies can produce content for public distribution and it is automatically linked to their corporate site, distributed to targeted groups and placed into and with our data feed partners.

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

Toward the latter part of 2017, we completed upgrades to our disclosure reporting product to include tagging functionality that meets newly mandated and proposed SEC requirements. These upgrades include meeting new SEC mandates for foreign filers that compile financial statements using International Financial Reporting Standards (“IFRS”) to be able to utilize our cloud-based platform. Foreign filers with fiscal year’s ending on or after December 15, 2017, are now required to begin reporting their financial statements in extensible business reporting language (“XBRL”) with the SEC in 2018. Issuer Direct's Platform id. has adopted the new IFRS taxonomy into and with its new disclosure upgrade for inline XBRL (“iXBRL). This upgrade addresses the proposed SEC guidelines for both domestic and foreign filers to include previously filed XBRL with new inline technology, which we believe, if adopted, will likely begin to be phased in after the year 2020.

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

A valued subscription add-on in our Platform id. offering is the ability for our customers to gain access to real-time information of their shareholders, stock ledgers, reports, and issue new shares from our cloud-based stock transfer module. Managing the capitalization table of a public company or pre-IPO company is the cornerstone of corporate governance and transparency, and as such companies and community banks have chosen us to assist with their stock transfer needs, including bond offerings and dividend management. This is an industry which has experienced declining overall revenues as it was affected by the replacement of paper certificates with digital certificates. However, we have recently been focused on selling subscriptions of the stock transfer component of our platform, allowing customers to gain access to our cloud-based system in order to move shares or query shareholders, which has significantly changed the long term dynamics for both our customers and us.

On October 2, 2017, we completed the acquisition of Interwest Transfer Company, Inc. (“Interwest”), a company specializing in stock registrar and transfer agent services. During the fourth quarter of 2017 and throughout the first quarter of 2018, we have been combining the stock information of both the legacy Issuer Direct customers and the acquired customers from Interwest. We have also begun and will continue to market the other modules of Platform id. and services to these new customers to help them meet all of their shareholder communication and compliance needs.

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

Our investor outreach and engagement offering, formerly known as the ARS, was acquired from PIR. The ARS business has existed for over 20 years primarily as a physical hard copy delivery service of annual reports and prospectuses. We continue to operate a portion of this legacy system for those who opt to take advantage of physical delivery of material. Additionally, we continue to attempt to migrate the install base over to subscriptions of our digital outreach engagement module within Platform id.. We believe we will continue to see further attrition of both customers and revenues in this category as we focus our efforts on our Platform and Technology business.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
Revenue Streams	2018	2017

Platform and Technology
Revenue	$2,032	$1,620
Gross margin	$1,607	$1,375
Gross margin %	79%	85%

Services
Revenue	$1,498	1,236
Gross margin	$902	735
Gross margin %	60%	59%

Total
Revenue	$3,530	$2,856
Gross margin	$2,509	$2,110
Gross margin %	71%	74%

Revenues

Total revenue increased by $674,000, or 24%, to $3,530,000 during the three-month period ended March 31, 2018, as compared to $2,856,000 during the same period of 2017. Revenue from customers obtained from the acquisition of Interwest was $418,000 during the three months ended March 31, 2018. A portion of this revenue is included in both the Platform and Technology and Services revenue streams.

Platform and Technology revenue increased $412,000, or 25%, to $2,032,000 during the three-month period ended March 31, 2018, as compared to $1,620,000 during the same period of 2017. A majority of the increase is due to the continued success of our ACCESSWIRE news distribution platform, which increased $270,000 during the three-month period ended March 31, 2018, as compared to the same period of the prior year. The increase is attributable to our investment in increased sales staff and distribution during the latter part of 2017. During the quarter we focused our selling efforts on bundled subscriptions of our cloud-based offerings included in Platform id., which lead to higher overall revenues. Additional revenue associated with Interwest customers also contributed to the increase as well as additional webcasting revenue as a result of offering our webcasting product to investor relations conferences. These increases were offset by a decline in revenue from our shareholder outreach offering due to client attrition as revenue of this offering is typically tied-in with contracts of our annual report distribution services.

Services revenue increased $262,000, or 21%, to $1,498,000 during the three-month period ended March 31, 2018, as compared to $1,236,000 during the same period of 2017. The increase is primarily associated with increases in transfer agent services due to the addition of Interwest customers as well an increase in the timing of corporate actions and directives for our legacy Issuer Direct customers. We also experienced an increase in revenue from our print and proxy distribution services due to significant one-time projects during the quarter. Revenue from our ARS services continued to decline as a result of continued client attrition as customers elect to leave the service or transition to digital fulfillment. We also experienced a decline in our compliance services due to continued pricing pressure in those markets and a shift of some of this revenue to the Platform and Technology revenue stream.

No customers accounted for more than 10% of the revenues during the three-month periods ended March 31, 2018 or 2017.

Revenue Backlog

At March 31, 2018, our deferred revenue balance was $1,125,000, which we expect to recognize over the next twelve months, compared to $887,000 at December 31, 2017. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and annual contracts for legacy ARS services. The increase is primarily due to the sale of new subscriptions of Platform id., with annualized contract value of $322,000, to 29 new or existing customers during the three months ended March 31,2018.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing and amortization of capitalized software costs related to our platform subscriptions in our Platform and Technology stream and direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers in our Services stream. Cost of revenues increased by $275,000, or 37%, during the three-month period ended March 31, 2018, as compared to the same period of 2017. Overall gross margin increased $399,000, or 19%, to $2,509,000, during the three-month period ended March 31, 2018, as compared to $2,110,000 in the same period of 2017. However, during this period, gross margin percentage decreased to 71% from 74%. The largest single component of the increase in cost of sales and resulting decrease in gross margin percentage was due to an increase in amortization of capitalized software costs of $140,000 related to our platforms licensed to customers.

Gross margin percentage from Platform and Technology was 79% in the three-month period ended March 31, 2018, as compared to 85% in the same period of 2017. The decrease in gross margin percentage is primarily due to an increase in amortization of capitalized software costs of $140,000 related to our platforms licensed to customers.

Gross margins from our Services revenue increased to 60% in the three-month period ended March 31, 2018, as compared to 59% in the same period of 2017. The increase is primarily the result of the additional transfer agent revenue resulting from the addition of Interwest customers and an increase in corporate actions and directives.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $93,000, or 10%, to $1,004,000 during the three-month period ended March 31, 2018, as compared to $911,000 during the same period of 2017. The increase is primarily due to an increase in personnel related expenses.

As a percentage of revenue, general and administrative expenses were 28% for the three-month period ended March 31, 2018, a decrease from 32% for the same period of 2017.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and marketing expenses. Sales and marketing expenses for the three-month period ended March 31, 2018, increased $157,000, or 26%, to $750,000 as compared to $593,000 during the same period of 2017. This increase is due to an increase in sales personnel costs as a result of an effort to increase our revenue growth in 2018 and beyond by increasing headcount during the quarter by 25% as compared to the same quarter of the prior year.

As a percentage of revenue, sales and marketing expense were 21% during both the three-month periods ended March 31, 2018 and 2017.

Product Development Expenses

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses increased $173,000, or 139%, to $298,000 during the three-month period ended March 31, 2018, compared to the same period in 2017. The increase is the result of less capitalization and increased maintenance of costs as certain projects were completed and placed into production during 2017. The Company did not capitalize any additional costs during the three-month period ended March 31, 2018 compared to $366,000 during the three-month period ended March 31, 2017.

As a percentage of revenue, product development expenses were 8% for the three-month period ended March 31, 2018, an increase compared to 4% for the same period of 2017.

Depreciation and Amortization

Depreciation and amortization expenses increased $36,000, or 34%, during the three-month period ended March 31, 2018, as compared to the same period of 2017. The increase is due to amortization of intangible assets acquired in the Interwest acquisition.

Other expense

For the three months ended March 31, 2017, other expense is primarily the result of the change in fair value of stock received, in lieu of cash, to settle an outstanding receivable.

Interest income (expense), net

Interest income (expense), net, represents the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition, partially offset by interest income on deposit accounts.

Income tax (benefit) expense

We recognized an income tax benefit of $10,000 and expense of $41,000 for the three-month periods ended March 31, 2018 and 2017, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2018 and 2017, the variance between the Company’s effective tax rate and the U.S. statutory rate applicable at the time is primarily attributable to excess stock-based compensation tax benefits of $73,000 and $77,000, respectively, recognized in income tax (benefit) expense during the periods, in connection with ASU 2016-09, as well as, foreign statutory tax rate differentials and tax credits.

Net Income

Net income for the three-month period ended March 31, 2018, was $320,000, compared to $325,000 for the same period of 2017.

Although the Company achieved increases in revenue and gross margin, these increases were offset by higher operating expenses, primarily due to further investment in the Company’s cloud-based products and increased headcount of the sales team.

Liquidity and Capital Resources

As of March 31, 2018, we had $5,483,000 in cash and cash equivalents and $1,486,000 in net accounts receivable. Current liabilities at March 31, 2018, totaled $2,550,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest and other accrued expenses. At March 31, 2018, our current assets exceeded our current liabilities by $5,407,000.

Effective September 1, 2017, we renewed our Line of Credit, which increased the amount of funds available for borrowing from $2,000,000 to $2,500,000. The interest rate remained at LIBOR plus 2.50%. As of March 31, 2018, the interest rate was 4.40% and we did not owe any amounts on the Line of Credit.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. However, it is possible that we will have to raise additional funds through the issuance of equity in order to fund any future acquisitions or meet future obligations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, allow us to pay dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.

2018 Outlook

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

Overall, the demand for our platforms continues to be stable in the majority of the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed and service-based engagements to a cloud-based subscription model, as well as digital distribution offerings. We believe we are positioned well in this space to be both competitive and agile to deliver these solutions to the market. As we have seen over the last several quarters, the transition to digital platforms has had a negative effect on our revenue in some areas and this is a trend we expect will continue over the next few quarters.

One of our competitive strengths is that we have embraced cloud computing early on in our strategy. The transition to a subscription model has been and will continue to be key for the long-term sustainable growth management expects from our new platforms.

We will continue to focus on the following key strategic initiatives during the remainder of 2018:

●
Expand our Platform and Technology business development and sales team,

●
Expand customer base,

●
Continue to migrate Interwest customers to our current platform,

●
Continue to expand our newswire distribution,

●
Invest in technology advancements and upgrades,

●
Generate profitable sustainable growth,

●
Generate cash flows from operations

We believe there is significant demand for our products among the middle, small and micro-cap markets globally, as they seek to find better platforms and tools to disseminate and communicate their respective messages. We believe we have the product sets, platforms and capacity to meet their requirements.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K/A filing.

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

Date: May 3, 2018

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer