Form 10-Q
period 2018-06-30
ISSUER DIRECT CORP
filed 2018-08-02
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,106,772 shares of common stock were issued and outstanding as of August 2, 2018.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,834	$4,917
Accounts receivable (net of allowance for doubtful accounts of $428 and $425, respectively)	1,642	1,275
Income tax receivable	534	725
Other current assets	189	193
Total current assets	9,199	7,110
Capitalized software (net of accumulated amortization of $898 and $497, respectively)	2,348	2,749
Fixed assets (net of accumulated amortization of $417 and $388, respectively)	155	145
Other long-term assets	17	18
Goodwill	4,070	4,070
Intangible assets (net of accumulated amortization of $3,949 and $3,699, respectively)	2,608	2,858
Total assets	$18,397	$16,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356	$666
Accrued expenses	653	613
Current portion of note payable (See Note 3)	288	288
Income taxes payable	68	65
Deferred revenue	1,273	887
Total current liabilities	2,638	2,519
Note payable – long-term (net of discount of $57 and $70, respectively) (See Note 3)	583	570
Deferred income tax liability	565	573
Other long-term liabilities	56	77
Total liabilities	3,842	3,739
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,103,370 and 3,014,494 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	3	3
Additional paid-in capital	11,396	10,400
Other accumulated comprehensive income	1	34
Retained earnings	3,155	2,774
Total stockholders' equity	14,555	13,211
Total liabilities and stockholders’ equity	$18,397	$16,950

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenues	$3,799	$3,443	$7,329	$6,298
Cost of revenues	1,030	909	2,051	1,655
Gross profit	2,769	2,534	5,278	4,643
Operating costs and expenses:
General and administrative	948	855	1,952	1,767
Sales and marketing expenses	799	714	1,549	1,307
Product development	285	129	583	254
Depreciation and amortization	142	103	284	208
Total operating costs and expenses	2,174	1,801	4,368	3,536
Operating income	595	733	910	1,107
Other income (expense):
Other expense	—	(17)	—	(28)
Interest income (expense), net	(5)	1	(10)	2
Total other expense	(5)	(16)	(10)	(26)
Net income before income taxes	590	717	900	1,081
Income tax expense	224	224	214	264
Net income	$366	$493	$686	$817
Income per share – basic	$0.12	$0.17	$0.22	$0.28
Income per share – fully diluted	$0.12	$0.16	$0.22	$0.27
Weighted average number of common shares outstanding – basic	3,074	2,940	3,055	2,920
Weighted average number of common shares outstanding – fully diluted	3,137	3,021	3,123	3,002

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net income	$366	$493	$686	$817
Foreign currency translation adjustment	(76)	27	(33)	34
Comprehensive income	$290	$520	$653	$851

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$686	$817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	680	350
Bad debt expense	93	87
Deferred income taxes	(17)	(5)
Non-cash interest expense (See Note 3)	13	—
Stock-based compensation expense	286	260
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(467)	(116)
Decrease (increase) in deposits and prepaid assets	194	(171)
Increase (decrease) in accounts payable	(304)	293
Increase (decrease) in accrued expenses	31	(255)
Increase (decrease) in deferred revenue	394	197
Net cash provided by operating activities	1,589	1,457

Cash flows from investing activities:
Capitalized software	—	(624)
Purchase of fixed assets	(39)	(6)
Net cash used in investing activities	(39)	(630)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	709	214
Payment of dividends	(305)	(291)
Net cash provided by (used in) financing activities	404	(77)

Net change in cash	1,954	750
Cash – beginning	4,917	5,339
Currency translation adjustment	(37)	36
Cash – ending	$6,834	$6,125

Supplemental disclosures:
Cash paid for income taxes	$31	$437
Non-cash activities:
Stock-based compensation - capitalized software	$—	$56

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of June 30, 2018 and statements of operations, comprehensive income, and cash flows for the three and six-month periods ended June 30, 2018 and 2017 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2017 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K/A.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

We calculate earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options and restricted stock units totaling 41,000 were excluded in the computation of diluted earnings per common share during the three and six-month periods ended June 30, 2018, because their impact was anti-dilutive. Shares issuable upon the exercise of stock options and restricted stock units totaling 49,500 and 55,167 were excluded in the computation of diluted earnings per common share during the three and six-month periods ended June 30, 2017, respectively, because their impact was anti-dilutive.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Deferred revenue as of June 30, 2018 and December 31, 2017 was $1,273,000 and $887,000, respectively, and is expected to be recognized within one year. Revenue recognized for the six months ended June 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period, was $714,000 and $706,000, respectively. Accounts receivable related to contracts with customers was $1,642,000 and $1,275,000 as of June 30, 2018 and December 31, 2017, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and six-month periods ended June 30, 2018 and 2017, are as follows (in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Capitalized software development costs	$—	$314	$—	$680
Capitalized costs related to stock-based compensation	—	(20)	—	56
Amortization included in cost of revenues	198	82	396	141
Amortization included in depreciation and amortization	2	2	5	5

Fair Value Measurements

As of June 30, 2018 and December 31, 2017, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value. We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, our line of credit and notes payable approximate their carrying amounts.

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

Recently adopted accounting pronouncements

In June 2018, the FASB announced Accounting Standards Update (“ASU”) 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company elected to adopt ASU 2018-07 as of January 1, 2018. The adoption did not require the Company to restate any previously reported periods of the Statement of Operations or Balance Sheet. The Company has one contract with a non-employee to perform services for share-based payments, the compensation of which is properly accounted for in the Statement of Operations for the three and six month periods ended June 30, 2018 as well as the Balance Sheet as of June 30, 2018.

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

The adoption did not require the Company to restate any previously reported periods of the Statement of Operations or Balance Sheet related to a change in the timing of revenue recognition, nor did the adoption affect liquidity. However, the adoption did impact the allocation of revenue associated with the Company’s shareholder outreach offering that included both electronic dissemination and physical delivery of a customer’s annual reports. Historically, revenue from these bundled contracts was reported in the Services revenue stream because an allocation between electronic and physical hardcopy distribution was not made, however, under ASC 606, a portion of the revenue from these contracts is required to be allocated to the Platform and Technology revenue stream in accordance with stand-alone contracts for the shareholder outreach subscription. A comparison of revenue under previously reported legacy GAAP and revenue under current GAAP is provide below for comparability purposes (in 000’s):

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Legacy		Current	Legacy		Current
Revenue:	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP
Platform and Technology	$2,126	$120	$2,246	$4,023	$254	$4,277
Services	1,673	(120)	1,553	3,306	(254)	3,052
Total Revenue	$3,799	$—	$3,799	$7,329	$—	$7,329

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
	Legacy		Current	Legacy		Current
Revenue:	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP
Platform and Technology	$1,704	$186	$1,890	$3,117	$393	$3,510
Services	1,739	(186)	1,553	3,181	(393)	2,788
Total Revenue	$3,443	$—	$3,443	$6,298	$—	$6,298

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

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $20,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date. During the year ended December 31, 2017, the Company employed a third party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from Interwest. The income approach was used to determine the value of Interwest’s trademarks and client relationships. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets.

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

$ in 000’s	Three months ended June 30, 2017	Six months ended June 30, 2017

Revenues	$3,898	$7,105
Net Income	$644	$1,099
Basic earnings per share	$0.21	$0.37
Diluted earnings per share	$0.21	$0.36

Note 4: Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of June 30, 2018, 339,000 awards had been granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2018:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - $1.00	7,850	3.56	$0.01	7,850
$1.01 - $7.00	10,000	7.39	$6.80	7.500
$7.01 - $8.00	20,313	5.24	$7.76	20,313
$8.01 - $13.00	36,250	8.92	$12.66	4,250
$13.01 - $17.40	32,000	9.92	$17.40	—
Total	106,413	7.98	11.63	39,913

As of June 30, 2018, the Company had unrecognized stock compensation related to the options of $278,000, which will be recognized through 2019.

On January 29, 2018, the Company granted 1,000 restricted stock units with an intrinsic value of $17.65 to a certain employee of the Company. The restricted stock units vest one-half annually over two years. On June 1, 2018, the Company granted 8,000 restricted stock units with an intrinsic value of $17.40 to each of the four non-employee members of the Company’s board of directors. The restricted stock units vest upon the earlier of (i) the date of the Company’s 2019 annual meeting of stockholders (but only if the director ceases to be a member of the board of directors at such annual meeting as a result of not standing for re-election or not being re-elected) or (ii) June 1, 2019. During the six-month period ended June 30, 2018, 27,001 restricted stock units with an intrinsic value of $5.59 vested. No restricted stock units vested during the three-month period ended June 30, 2018. As of June 30, 2018, there was $273,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2020.

Note 5: Income taxes

We recognized income tax expense of $224,000 and $214,000 during the three and six-month periods ended June 30, 2018, respectively, compared to $224,000 and $264,000 during the same periods of 2017. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month period ended June 30, 2018, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to additional expense as a result of a tax shortfall associated with stock-based compensation in the amount of $68,000, offset by foreign statutory tax rate differentials and tax credits. For the six-month period ended June 30, 2018, the impact of stock-based compensation resulted in a tax benefit of $4,000. For the three and six-month periods ended June 30, 2017, the variance between the Company’s effective tax rate and the U.S. statutory rate at the time of 34% is primarily attributable to the excess stock-based compensation tax benefit of $45,000 and $122,000, respectively, as well as foreign statutory tax rate differentials and tax credits.

The recently signed 2017 Act included a reduction in the federal corporate tax rate to 21% and other key provisions which were effective beginning January 1, 2018. The company has included these effects, as relevant, in the calculation of tax expense for the three and six-month periods ended June 30, 2018.

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

	Three months ended June 30,
Revenue Streams	2018		2017
Platform and Technology	$2,246	59.1%	$1,890	54.9%
Services	1,553	40.0%	1,553	45.1%
Total	$3,799	100.0%	$3,443	100.0%

	Six months ended June 30,
Revenue Streams	2018		2017
Platform and Technology	$4,277	58.4%	$3,117	49.5%
Services	3,052	41.6%	3,181	50.5%
Total	$7,329	100.0%	$6,298	100.0%

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Geographic region
North America	$3,599	$3,127	$6,922	$5,666
Europe	200	316	407	632
Total revenues	$3,799	$3,443	$7,329	$6,298

No customers accounted for more than 10% of the operating revenues during the three and six-month periods ended June 30, 2018 or 2017. We did not have any customers that comprised more than 10% of our total accounts receivable balance at June 30, 2018 or December 31, 2017.

We believe we did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 7: Line of Credit

Effective September 1, 2017, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,000,000 to $2,500,000. The interest rate remained at LIBOR plus 2.50%. As of June 30, 2018, the interest rate was 4.57% and the Company did not owe any amounts on the Line of Credit.

Note 8: Subsequent Events

On July 3, 2018, the Company entered into a Stock Purchase Agreement with Fred Gautreau whereby the Company acquired all of the outstanding stock of Filing Services Canada Inc. (“FSCwire”) for $1,140,000 in cash and 3,402 shares of common stock (equivalent value of $68,000 at closing) paid at closing to Mr. Gautreau (with $180,000 of cash purchase price remaining in escrow for no more than eighteen months), resulting in a total purchase price of $1,208,000, subject to a closing working capital adjustment as outlined in the stock purchase agreement. FSCwire is located in Calgary, Canada and is focused on the Canadian press release distribution market. Subsequent to the closing date, FSCwire will be a wholly-owned subsidiary of ACCESSWIRE Canada, which was formed as a wholly-owned subsidiary of the Company for the purposes of the acquisition.

On July 10, 2018, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.05 per share. The dividend is payable on August 13, 2018, to stockholders of record as of the close of business on July 24, 2018.

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

In order to provide a good representation of our business and reflect our platform first engagement strategy, we report revenue in two revenue streams: (i) Platform and Technology and (ii) Services. Due to the adoption of Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers as of January 1, 2018, we reclassified revenue associated with the Company’s shareholder outreach offering that included both electronic dissemination and physical delivery of a customer’s annual report. Historically, revenue from these bundled contracts was reported in the Services revenue stream because an allocation between electronic and physical hardcopy distribution was not made, however, under ASC 606, a portion of the revenue from these contracts is required to be allocated to the Platform and Technology revenue stream in accordance with stand-alone contracts for the shareholder outreach subscription. Revenue of $186,000 and $393,000 for the three and six months ended June 30, 2017, respectively, which was previously reported as Services revenue was reclassified as Platform and Technology revenue.

Set forth below is an infographic depicting the modules included in Platform id. and the services we provide:

Platform and Technology

As we continue our transition to a cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 59% of total revenue for the second quarter of 2018, compared to 55% of our revenue for 2017 and approximately 44% of our revenue in 2016. Our ACCESSWIRE® news business offering represented a majority of the year over year growth in our Platform and Technology revenue during 2017 and continues to lead our transition to a full platform solution.

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

Communications Modules

Our press release offering, which is marketed under the brand, ACCESSWIRE, is a cost-effective Fair Disclosure, Regulation FD, news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and publicly held companies globally. ACCESSWIRE is fast becoming a competitive alternative to the traditional newswires because we have been able to integrate customer editing features and improve our targeting and growing analytics reporting systems, which we believe will enable us to add new customers for the remainder of 2018 and beyond. We have also been able to maintain flexible pricing by offering our customers the option to pay per release or enter into longer-term subscriptions. Currently, approximately 60% of our ACCESSWIRE revenue is on a subscription basis.

On July 3, 2018, we completed the acquisition of Filing Services Canada Inc. (“FSCwire”), which not only increased our customer base, but more importantly increased our global footprint, distribution capabilities and editorial team. Once the integration of FSCwire is complete it will be rebranded ACCESSWIRE Canada, which should be completed by the end of the third quarter of this year.

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

There are over 5,000 companies in North America conducting earnings events each quarter that include teleconference, webcast or both as part of their events. Platform id. incorporates each element of the earnings event including earnings date/call announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this today. However, we believe our real-time event setup and integrated approach offers a more effective way to manage the process as well as attract an audience of investors.

The earnings event industry is a highly competitive space with the majority of the business being driven from practitioners in the investor relations and communications firms. In the past, we invested time and financial resources developing and integrating systems and processes within Platform id. by creating an application programming interface (“API”) for the webcast marketplace, that we will begin offering to partners and publishers for their platforms under license. We believe this offering will further increase our brand awareness. This API license will allow publishers to query single or multiple companies' current and past earnings calls and present those webcasts on their platforms, under a subscription to Platform id. Additionally, as a commitment to broadening the reach of our webcast platform, all events will be broadcast live within our shareholder outreach module, which will drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these analytics will increase the demand for our webcasting platform among the corporate issuer community.

Our investor relations content network is another component of Platform id., which is used to create the investor relations’ tab of a public company’s website. This investor relations content network is a robust series of data feeds including news feeds, stock feeds, fundamentals, regulatory filings, corporate governance and many other components that are aggregated from a majority of the major exchanges and news distribution outlets around the world. Customers can subscribe to one or more of these data feeds from us or as a component of a fully designed and hosted website for pre-IPO, reporting companies and partners seeking to display our content on their corporate sites. The clear benefit to our investor relations module is its integration into and with the rest of Platform id., meaning companies can produce content for public distribution and it is automatically linked to their corporate site, distributed to targeted groups and placed into and with our data feed partners.

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

Toward the latter part of 2017, we completed upgrades to our disclosure reporting product to include tagging functionality that meets newly mandated SEC requirements. On June 28, 2018, the SEC voted to adopt rules mandating the use of Inline XBRL (Inline Extensible Business Reporting Language or “iXBRL”) for the submission of financial statement information to the SEC. The new requirements for iXBRL will have a three-year phase in beginning for large accelerated filers that use U.S. GAAP to be compliant for fiscal periods ending on or after June 15, 2019, for accelerated filers to begin reporting for fiscal periods ending on or after June 15, 2020 and for all other filers to begin reporting for fiscal periods ending on or after June 15, 2021. These upgrades also include meeting new SEC mandates for foreign filers that compile financial statements using International Financial Reporting Standards (“IFRS”) to be able to utilize our cloud-based platform. Foreign filers with fiscal year’s ending on or after December 15, 2017, are now required to begin reporting their financial statements in XBRL with the SEC in 2018. Issuer Direct's Platform id. has adopted the new IFRS taxonomy into and with its new disclosure upgrade for iXBRL to ensure our customers are able to meet these new mandates.

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

On October 2, 2017, we completed the acquisition of Interwest Transfer Company, Inc. (“Interwest”), a company specializing in stock registrar and transfer agent services. During the fourth quarter of 2017 and first half of 2018, we have been combining the stock information of both the legacy Issuer Direct customers and the acquired customers from Interwest. We have also begun and will continue to market the other modules of Platform id.and services to these new customers to help them meet all of their shareholder communication and compliance needs.

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

Results of Operations

Comparison of results of operations for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2018	2017	2018	2017

Platform and Technology
Revenue	$2,246	$1,890	$4,277	$3,510
Gross margin	$1,825	$1,610	$3,432	2,985
Gross margin %	81%	85%	80%	85%

Services
Revenue	$1,553	$1,553	$3,052	$2,788
Gross margin	$944	$924	$1,846	$1,658
Gross margin %	61%	59%	60%	59%

Total
Revenue	$3,799	$3,443	$7,329	$6,298
Gross margin	$2,769	$2,534	$5,278	4,643
Gross margin %	73%	74%	72%	74%

Revenues

Total revenue increased by $356,000, or 10%, to $3,799,000 during the three-month period ended June 30, 2018, as compared to $3,443,000 during the same period of 2017. Total revenue increased by $1,031,000, or 16%, to $7,329,000 during the six-month period ended June 30, 2018, as compared to $6,298,000 during the same period of 2017. Revenue from customers obtained from the acquisition of Interwest was $381,000 and $799,000 during the three and six months ended June 30, 2018, respectively, of which $51,000 and $95,000 came from additional subscriptions to our platfom or services cross sold to those customers.

Platform and Technology revenue increased $356,000, or 19%, and $767,000, or 22%, during the three and six-month periods ended June 30, 2018, respectively, as compared to the same periods of 2017. A majority of the increase is due to the continued success of our ACCESSWIRE news distribution platform, which increased $195,000 and $465,000 during the three and six-month periods ended June 30, 2018, respectively, as compared to the same periods of the prior year. The increase is attributable to our investment in increased sales staff and distribution during the latter part of 2017. During the quarter we continued to focus our selling efforts on bundled subscriptions of our cloud-based offerings included in Platform id., which also lead to higher overall revenue during both the three and six-month periods ended June 30, 2018. Additional revenue associated with Interwest customers also contributed to the increase as well as additional webcasting revenue as a result of offering our webcasting product to investor relations conferences. These increases were offset by a decline in revenue from our shareholder outreach offering due to continued client attrition as revenue of this offering is typically tied-in with contracts of our annual report distribution services.

Services revenue was unchanged at $1,553,000 during the three months ended June 30, 2018, as compared to the same period of the prior year and increased $264,000, or 9%, to $3,052,000 during the six-month period ended June 30, 2018, as compared to $2,788,000 during the same period of 2017. The increase during the six-month period is primarily associated with increases in transfer agent services due to the addition of Interwest customers as well an increase in the timing of corporate actions and directives for our legacy Issuer Direct customers. These increases were partially offset by continued decline in revenue from our ARS services, as a result of continued client attrition as customers elect to leave the service or transition to digital fulfillment. We also experienced a decline in our compliance services due to continued pricing pressure in those markets and a shift of some of this revenue to the Platform and Technology revenue stream.

No customers accounted for more than 10% of revenue during the three and six-month periods ended June 30, 2018 or 2017.

Revenue Backlog

At June 30, 2018, our deferred revenue balance was $1,273,000, which is a 64% increase over the balance of $887,000 at December 31, 2017. Deferred revenue, which we expect to recognize over the next twelve months, primarily consists of advance billings for subscriptions of our cloud-based products and annual contracts for legacy ARS services. The increase since December 31, 2017 is primarily due to the sale of new subscriptions of Platform id., with annualized contract value of $564,000, to 56 new or existing customers during the six months ended June 30, 2018.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing and amortization of capitalized software costs related to our platform subscriptions in our Platform and Technology stream and direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers in our Services stream. Cost of revenues increased by $121,000, or 13%, and $396,000, or 24%, during the three and six-month periods ended June 30, 2018, respectively, as compared to the same periods of 2017. Overall gross margin increased $235,000, or 9%, and $635,000, or 14%, during the three and six-month periods ended June 30, 2018, respectively, as compared to the same periods of 2017. However, during this period, gross margin percentage decreased to 73% and 72% for the three and six-month periods ended June 30, 2018, respectively, from 74% for the same periods of the prior year. The largest single component of the increase in cost of sales and resulting decrease in gross margin percentage was due to an increase in amortization of capitalized software costs of $116,000 and $255,000, during the three and six-month periods ended June 30, 2018, respectively, related to our platforms licensed to customers.

Gross margin percentage from Platform and Technology was 81% and 80% for the three and six-month periods ended June 30, 2018, respectively, as compared to 85% for the same periods of 2017. The decrease in gross margin percentage is primarily due to an increase in amortization of capitalized software costs of $116,000 and $255,000, during the three and six-month periods ended June 30, 2018, respectively, related to our platforms licensed to customers.

Gross margins from our Services revenue increased to 61% and 60% during the three and six-month periods ended June 30, 2018, respectively, as compared to 59% in the same periods of 2017. The increase is primarily the result of the additional transfer agent revenue resulting from the addition of Interwest customers and an increase in corporate actions and directives.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $93,000, or 11%, and $185,000, or 10%, during the three and six-month periods ended June 30, 2018, respectively, as compared to the same period of 2017. The increase is primarily due to an increase in personnel related expenses and acquisitions costs associated with the acquisition of FSCwire.

As a percentage of revenue, general and administrative expenses were 25% for both the three-month periods ended June 30, 2018 and 2017 and 27% and 28% for the six-month periods ended June 30, 2018 and 2017, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and marketing expenses. Sales and marketing expenses increased $85,000, or 12%, and $242,000, or 19%, for the three and six-month periods ended June 30, 2018, respectively, as compared to the same period of 2017. This increase is due to an increase in average sales personnel of approximately 20% over the prior year in an effort to increase our revenue growth in 2018 and beyond, offset by a decrease in tradeshow expenses for the three-month period ended June 30, 2018.

As a percentage of revenue, sales and marketing expenses were 21% during each of the three and six-month periods ended June 30, 2018 and 2017.

Product Development Expenses

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses increased $156,000, or 121%, and $329,000, or 130%, during the three and six-month periods ended June 30, 2018, respectively, compared to the same periods in 2017. The increase is the result of less capitalization and increased maintenance costs as certain projects were completed and placed into production during 2017. The Company did not capitalize any additional development costs during the three and six-month periods ended June 30, 2018, compared to $314,000 and $680,000 during the three and six-month periods ended June 30, 2017, respectively.

As a percentage of revenue, product development expenses were 8% for both the three and six-month periods ended June 30, 2018, an increase compared to 4% for the same periods of 2017.

Depreciation and Amortization

Depreciation and amortization expenses increased $39,000, or 38%, and $72,000, or 35%, during the three and six-month periods ended June 30, 2018, as compared to the same periods of 2017. The increase is due to amortization of intangible assets acquired in the Interwest acquisition.

Other expense

For the three and six months ended June 30, 2017, other expense is primarily the result of the change in fair value of stock received, in lieu of cash, to settle an outstanding receivable.

Interest income (expense), net

Interest income (expense), net, represents the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition, partially offset by interest income on deposit accounts.

Income tax (benefit) expense

We recognized income tax expense of $224,000 and $214,000 during the three and six-month periods ended June 30, 2018, respectively, compared to $224,000 and $264,000 during the same periods of 2017. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month period ended June 30, 2018, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to additional expense as a result of a tax shortfall associated with stock-based compensation in the amount of $68,000, partially offset by foreign statutory tax rate differentials and tax credits. For the six-month period ended June 30, 2018, the impact of stock-based compensation resulted in a tax benefit of $4,000. For the three and six-month periods ended June 30, 2017, the variance between the Company’s effective tax rate and the U.S. statutory rate at the time of 34% is primarily attributable to the excess stock-based compensation tax benefit of $45,000 and $122,000, respectively, as well as foreign statutory tax rate differentials and tax credits.

Net Income

Net income for the three and six-month periods ended June 30, 2018, was $366,000 and $686,000, respectively, compared to $493,000 and $817,000 for the same periods of 2017.

Although we achieved increases in revenue and gross margin, these increases were offset by higher operating expenses, primarily due to further investment in our cloud-based products and increased headcount of the sales team. Additionally, during the three-month period ended June 30, 2018, we recorded a higher effective tax rate and income tax expense as a result of a shortfall associated with stock-based compensation.

Liquidity and Capital Resources

As of June 30, 2018, we had $6,834,000 in cash and cash equivalents and $1,642,000 in net accounts receivable. Current liabilities at June 30, 2018, totaled $2,638,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest and other accrued expenses. At June 30, 2018, our current assets exceeded our current liabilities by $6,561,000.

Effective September 1, 2017, we renewed our Line of Credit, which increased the amount of funds available for borrowing from $2,000,000 to $2,500,000. The interest rate remained at LIBOR plus 2.50%. As of June 30, 2018, the interest rate was 4.57% and we did not owe any amounts on the Line of Credit.

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

Overall, the demand for our platforms continues to be stable in the majority of the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed and service-based engagements to a cloud-based subscription model, as well as digital distribution offerings. We believe we are positioned well in this space to be both competitive and agile to deliver these solutions to the market. As we have seen over the last several quarters, the transition to digital platforms has had a negative effect on our revenue in the Service portion of our business and this is a trend we expect will continue over the next few quarters.

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

●
Expand customer base,

●
Continue to migrate acquired customers to our current platform,

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

We have invested and will continue to invest in our product sets, platforms and intellectual property development via internal development and acquisitions. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user as we move through 2018 and beyond.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously disclosed on the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2018.

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

Date: August 2, 2018

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer