Form 10-Q
period 2018-09-30
ISSUER DIRECT CORP
filed 2018-11-01
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 4,044,690 shares of common stock were issued and outstanding as of November 1, 2018.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19,444	$4,917
Accounts receivable (net of allowance for doubtful accounts of $416 and $425, respectively)	1,643	1,275
Income tax receivable	511	725
Other current assets	163	193
Total current assets	21,761	7,110
Capitalized software (net of accumulated amortization of $1,099 and $497, respectively)	2,168	2,749
Fixed assets (net of accumulated amortization of $430 and $388, respectively)	151	145
Other long-term assets	32	18
Goodwill	4,868	4,070
Intangible assets (net of accumulated amortization of $4,089 and $3,699, respectively)	2,926	2,858
Total assets	$31,906	$16,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$494	$666
Accrued expenses	365	613
Current portion of note payable (See Note 3)	288	288
Income taxes payable	63	65
Deferred revenue	1,389	887
Total current liabilities	2,599	2,519
Note payable – long-term (net of discount of $51 and $70, respectively) (See Note 3)	589	570
Deferred income tax liability	567	573
Other long-term liabilities	47	77
Total liabilities	3,802	3,739
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 4,044,690 and 3,014,494 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	4	3
Additional paid-in capital	25,023	10,400
Other accumulated comprehensive income	(9)	34
Retained earnings	3,086	2,774
Total stockholders' equity	28,104	13,211
Total liabilities and stockholders’ equity	$31,906	$16,950

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenues	$3,255	$2,931	$10,584	$9,229
Cost of revenues	981	821	3,032	2,476
Gross profit	2,274	2,110	7,552	6,753
Operating costs and expenses:
General and administrative	944	758	2,896	2,525
Sales and marketing expenses	723	613	2,272	1,920
Product development	333	156	916	410
Depreciation and amortization	155	102	439	310
Total operating costs and expenses	2,155	1,629	6,523	5,165
Operating income	119	481	1,029	1,588
Other income (expense):
Other expense	—	—	—	(27)
Interest income (expense), net	(1)	1	(11)	3
Total other income (expense)	(1)	1	(11)	(24)
Net income before income taxes	118	482	1,018	1,564
Income tax expense	32	174	246	438
Net income	$86	$308	$772	$1,126
Income per share – basic	$0.02	$0.10	$0.24	$0.38
Income per share – fully diluted	$0.02	$0.10	$0.23	$0.37
Weighted average number of common shares outstanding – basic	3,552	2,955	3,223	2,931
Weighted average number of common shares outstanding – fully diluted	3,604	3,036	3,289	3,013

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net income	$86	$308	$772	$1,126
Foreign currency translation adjustment	(10)	31	(43)	65
Comprehensive income	$76	$339	$729	$1,191

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$772	$1,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,034	532
Bad debt expense	150	119
Deferred income taxes	(15)	—
Non-cash interest expense (See Note 3)	19	—
Stock-based compensation expense	489	365
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(479)	122
Decrease (increase) in other assets	229	(207)
Increase (decrease) in accounts payable	(197)	127
Increase (decrease) in accrued expenses	(281)	(193)
Increase (decrease) in deferred revenue	432	104
Net cash provided by operating activities	2,153	2,095

Cash flows from investing activities:
Purchase of Filing Services Canada, Inc., net of cash received (See Note 3)	(1,123)	—
Capitalized software	(21)	(891)
Purchase of fixed assets	(48)	(9)
Net cash used in investing activities	(1,192)	(900)

Cash flows from financing activities:
Proceeds from secondary stock offering	13,323	—
Proceeds from exercise of stock options, net of income taxes	747	235
Payment of dividends	(460)	(440)
Net cash provided by (used in) financing activities	13,610	(205)

Net change in cash	14,571	990
Cash – beginning	4,917	5,339
Currency translation adjustment	(44)	78
Cash – ending	$19,444	$6,407

Supplemental disclosures:
Cash paid for income taxes	$46	$659
Non-cash activities:
Stock-based compensation - capitalized software	$—	$57

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2018 and statements of operations, comprehensive income, and cash flows for the three and nine-month periods ended September 30, 2018 and 2017 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2017 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K/A.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

We calculate earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options and restricted stock units totaling 41,000 and 79,334 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2018, respectively, because their impact was anti-dilutive. Shares issuable upon the exercise of stock options and restricted stock units totaling 89,667 were excluded in the computation of diluted earnings per common share during both the three and nine-month periods ended September 30, 2017, because their impact was anti-dilutive.

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective approach.

Substantially all of the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts to perform compliance or other services. Customers consist primarily of corporate issuers and professional firms, such as investor relations and public relations firms. In the case of our news distribution offering, our customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Deferred revenue as of September 30, 2018 and December 31, 2017 was $1,389,000 and $887,000, respectively, and is expected to be recognized within one year. Revenue recognized for the nine months ended September 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period, was $826,000 and $807,000, respectively. Accounts receivable related to contracts with customers was $1,643,000 and $1,275,000 as of September 30, 2018 and December 31, 2017, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of September 30, 2018, the Company capitalized $15,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Capitalized Software

In accordance with FASB ASC No. 350 – Intangibles – Goodwill and Other, costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and nine-month periods ended September 30, 2018 and 2017, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Capitalized software development costs	$21	$269	$21	$948
Capitalized costs related to stock-based compensation	—	1	—	57
Amortization included in cost of revenues	198	81	595	222
Amortization included in depreciation and amortization	2	2	7	7

Fair Value Measurements

As of September 30, 2018 and December 31, 2017, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value. We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, our line of credit and notes payable approximate their carrying amounts.

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

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, software, technology and trademarks that are initially measured at fair value. At the time of the business combination trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (7-10 years), customer lists (3 years), distribution partner relationships (10 years) and software and technology (3-5 years) are amortized over their estimated useful lives. In 2015, it was determined that the trademarks associated with the PIR acquisition were no longer indefinite-lived, and as such began to be amortized over 3-5 years.

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

Recently adopted accounting pronouncements

In August 2018, the FASB announced Accounting Standards Update (“ASU”) 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this pronouncement align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. This pronouncement is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either retrospectively, or prospectively, to all implementation costs incurred after the date of adoption. The Company elected to adopt ASU 2018-05 as of July 1, 2018, on a prospective basis. As a result, the Company capitalized $21,000 of costs related to the implementation of a cloud-based component of Platform id., which will be licensed to customers. Once the software is placed into production, the capitalized costs will be amortized as Cost of revenues on the Statement of Operations over an estimated life of four years.

In June 2018, the FASB announced ASU 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company elected to adopt ASU 2018-07 as of January 1, 2018. The adoption did not require the Company to restate any previously reported periods of the Statement of Operations or Balance Sheet. The Company has one contract with a non-employee to perform services for share-based payments, the compensation of which is properly accounted for in the Statement of Operations for the three and nine month periods ended September 30, 2018 as well as the Balance Sheet as of September 30, 2018.

In March 2018, the FASB announced ASU 2018-05 Income Taxes (Topic 740): Amendments to Securities and Exchange Commission (“SEC”) Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118 (“SAB 118”). ASU 2018-05 adds guidance indicated in Questions 1 and 2 from SAB 118 to the codification. SAB 118 addresses the application of US GAAP in situations when a registrant does not have all of the necessary information available, prepared and analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “2017 Act”), which was signed into law on December 22, 2017. In previous quarters the Company included a best estimate of the effects of the 2017 Act, and has now completed the calculation as of the most recent provision. The Company has determined the impact of the 2017 Act to be a benefit of $316,000. The Company recognized a provisional tax benefit of $351,000 during the year ended December 31, 2017 and recorded an expense of $35,000, during the three and nine months ended September 30, 2018. ASU 2018-05 is effective immediately upon addition to the FASB codification.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. In-depth reviews of customer contracts were completed and analyzed to meet the standard’s reporting and disclosure requirements. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in this Note under the subheading Revenue Recognition as well as Note 7, Revenues.

The adoption of ASU 2014-09 did not require the Company to restate any previously reported periods of the Statement of Operations or Balance Sheet related to a change in the timing of revenue recognition. The adoption also did not affect liquidity. However, the adoption did impact the allocation of revenue associated with the Company’s shareholder outreach offering that included both electronic dissemination and physical delivery of a customer’s annual reports. Historically, revenue from these bundled contracts was reported in the Services revenue stream because an allocation between electronic and physical hardcopy distribution was not made, however, under ASC 606, a portion of the revenue from these contracts is required to be allocated to the Platform and Technology revenue stream in accordance with stand-alone contracts for the shareholder outreach subscription. A comparison of revenue under previously reported legacy GAAP and revenue under current GAAP is provide below for comparability purposes (in 000’s):

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	Legacy		Current	Legacy		Current
Revenue:	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP
Platform and Technology	$1,978	$107	$2,085	$6,002	$361	$6,363
Services	1,277	(107)	1,170	4,582	(361)	4,221
Total Revenue	$3,255	$—	$3,255	$10,584	$—	$10,584

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
	Legacy		Current	Legacy		Current
Revenue:	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP
Platform and Technology	$1,619	$157	$1,776	$4,736	$550	$5,286
Services	1,312	(157)	1,155	4,493	(550)	3,943
Total Revenue	$2,931	$—	$2,931	$9,229	$—	$9,229

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

Recently issued accounting pronouncements not yet adopted

The SEC has released SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification, which adopts amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. The amendments also refer certain SEC disclosure requirements that overlap with, but require information incremental to U.S. GAAP to the FASB for potential incorporation into U.S. GAAP. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. These amendments are part of an initiative by the Division of Corporation Finance to review disclosure requirements applicable to issuers to consider ways to improve the requirements for the benefit of investors and issuers. The amendments are effective November 5, 2018 and are not expected to have a material impact to the Company.

The FASB has issued a new leases standard, ASU 2016-02 Leases (Topic 842) as well as several updates to the ASU. ASU 2016-02 and its updates (the “new Lease Standard”) are intended to improve financial reporting about leasing transactions. The new Lease Standard affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The new Lease Standard will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new Lease Standard, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP which requires only capital leases to be recognized on the balance sheet the new Lease Standard will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing US GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing US GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. Public companies will be required to adopt the new Lease Standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018, however, early adoption is permitted. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company currently has one long-term lease on its corporate facilities which ends October 31, 2019. Absent any renewal of the lease or new leases entered into before January 1, 2019, the Company will be required to record a right-to-use asset and corresponding lease liability associated with the remaining lease payments beginning with the first interim period of 2019. This will increase both balance sheet assets and liabilities by insignificant amounts and will not have a significant impact on the income statement or affect any covenant calculations.

Note 3: Recent Acquisitions

Acquisition of Filing Services Canada Inc. (“FSCwire”)

On July 3, 2018, the Company entered into a Stock Purchase Agreement (the “FSCwire Agreement”) with the sole shareholder of FSCwire, a company incorporated under the Business Corporations Act (Alberta), whereby the Company purchased all of the outstanding equity securities.. Under the terms of the FSCwire Agreement, the Company paid $1,140,000 at closing ($180,000 of which was paid into an escrow account to cover standard representations and warranties included within the Purchase agreement) and issued 3,402 shares of restricted common stock of the Company.

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $41,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred.

The Company is currently in the process of determining the final purchase price allocation of assets and liabilities acquired from FSCwire, however, current estimates of the transaction, which have been recorded in the accompanying Financial Statements, resulted in recording intangible assets and goodwill at a fair value of $1,256,000 as follows (in 000’s):

Initial payment	$1,140
Fair value of restricted common stock issued	62
Total Consideration	1,202
Plus: excess of liabilities assumed over assets acquired	54
Total fair value of FSCwire intangible assets and goodwill	$1,256

The tangible assets and liabilities acquired were as follows (in 000’s):

Cash	$17
Accounts receivable, net	42
Total assets	59

Accounts payable and accrued expenses	35
Deferred revenue	78
Total liabilities	113
Excess of liabilities assumed over assets acquired	$(54)

The identified intangible assets as a result of the acquisition are as follows (in 000’s):

Customer relationships	$309
Distribution partner relationships	149
Goodwill	798
$1,256

The Company has elected not to provide unaudited pro forma financial information for the FSCwire acquisition, because the acquisition was not considered a significant acquisition in accordance with Rule 3-05 of the SEC's Regulation S-X.

Acquisition of Interwest Transfer Company, Inc. (“Interwest”)

On October 2, 2017, the Company entered into a Stock Purchase Agreement (the “Interwest Agreement’) with the sole shareholder of Interwest, a Utah corporation and transfer agent business located in Salt Lake City, Utah, whereby the Company purchased all of the outstanding equity securities. . Under the terms of the Interwest Agreement, the Company paid $1,935,000 at closing and will pay $320,000 on each of the first, second and third anniversary dates of the closing and issued 25,235 shares of restricted common stock of the Company to Mr. Hughes at closing.

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

$ in 000’s	Three months ended September 30, 2017	Nine months ended September 30, 2017

Revenues	$3,347	$10,452
Net Income	$486	$1,585
Basic earnings per share	$0.16	$0.56
Diluted earnings per share	$0.16	$0.55

Note 4: Secondary Public Offering

                On August 17, 2018, the Company completed a secondary public offering of 806,451 shares of its common stock at a price to the public of $15.50 per share. In addition, the Company granted the underwriter a 30-day option to purchase an additional 120,967 shares of its common stock to cover over-allotments, which were sold on August 24, 2018. The aggregate gross proceeds of the offering were $14,375,000. Closing costs of $1,052,000, which consisted of underwriting commissions, legal and accounting fees and other offering expenses, were netted against the proceeds, which resulted in net proceeds to the Company of $13,323,000. The net proceeds of the offering are included in Additional paid-in capital on the Balance Sheet as of September 30, 2018.

Note 5: Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of September 30, 2018, 339,000 awards had been granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2018:

Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	10,000	7.14	$6.80	8,333
$7.01 - 8.00	20,313	4.99	$7.76	20,313
$8.01 - 10.00	4,250	6.24	$9.26	4,250
$10.01 - 15.00	32,000	8.99	$13.00	32,000
$15.01 - 17.40	32,000	9.67	$17.40	—
Total	98,563	8.08	12.56	64,896

As of September 30, 2018, the Company had unrecognized stock compensation related to the options of $168,000, which will be recognized through 2019.

On January 29, 2018, the Company granted 1,000 restricted stock units with an intrinsic value of $17.65 to a certain employee of the Company. The restricted stock units vest one-half annually over two years. On June 1, 2018, the Company granted 8,000 restricted stock units with an intrinsic value of $17.40 to the four non-employee members of the Company’s board of directors. The restricted stock units vest upon the earlier of (i) the date of the Company’s 2019 annual meeting of stockholders (but only if the director ceases to be a member of the board of directors at such annual meeting as a result of not standing for re-election or not being re-elected) or (ii) June 1, 2019. During the three and nine-month periods ended September 30, 2018, 8,000 and 35,001 restricted stock units with intrinsic values of $13.00 and $7.28, respectively, vested. As of September 30, 2018, there was $173,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2020.

Note 6: Income taxes

We recognized income tax expense of $32,000 and $246,000 during the three and nine-month periods ended September 30, 2018, respectively, compared to $174,000 and $428,000 during the same periods of 2017. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our pre-tax results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2018, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes, offset by excess stock-based compensation tax benefits and tax credits.

The recently signed 2017 Act included a reduction in the federal corporate tax rate to 21% and other key provisions which were effective beginning January 1, 2018. The company has included these effects, as relevant, in the calculation of tax expense for the three and nine-month periods ended September 30, 2018.

Note 7: Revenue

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

	Three months ended September 30,
Revenue Streams	2018		2017
Platform and Technology	$2,085	64.1%	$1,776	60.6%
Services	1,170	35.9%	1,155	39.4%
Total	$3,255	100.0%	$2,931	100.0%

	Nine months ended September 30,
Revenue Streams	2018		2017
Platform and Technology	$6,363	60.1%	$5,286	57.3%
Services	4,221	39.9%	3,943	42.7%
Total	$10,584	100.0%	$9,229	100.0%

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Geographic region
North America	$3,078	$2,640	$10,000	$8,305
Europe	177	291	584	924
Total revenues	$3,255	$2,931	$10,584	$9,229

No customers accounted for more than 10% of the operating revenues during the three and nine-month periods ended September 30, 2018 or 2017. We did not have any customers that comprised more than 10% of our total accounts receivable balance at September 30, 2018 or December 31, 2017.

We believe we did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 8: Line of Credit

Effective September 1, 2017, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,000,000 to $2,500,000. The interest rate remained at LIBOR plus 2.50%. As of September 30, 2018, the interest rate was 4.67% and the Company did not owe any amounts on the Line of Credit.

The Company subsequently renewed its Line of Credit, effective October 4, 2018. This renewal increased the amount of funds available for borrowing from $2,500,000 to $3,000,000 and reduced the interest rate to LIBOR plus 1.75%.

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

We work with a diverse customer base, which not only includes corporate issuers, but also professional firms, such as investor relations and public relations firms, and the accounting and the legal communities. We also sell products and services to others in the financial services industry, including brokerage firms, banks and mutual funds. Corporate issuers and their service providers utilize Platform id. and related services from document creation all the way to dissemination to regulatory bodies, platforms and shareholders.

In order to provide a good representation of our business and reflect our platform first engagement strategy, we report revenue in two revenue streams: (i) Platform and Technology and (ii) Services. Due to the adoption of Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers as of January 1, 2018, we reclassified revenue associated with the Company’s shareholder outreach offering that included both electronic dissemination and physical delivery of a customer’s annual report. Historically, revenue from these bundled contracts was reported in the Services revenue stream because an allocation between electronic and physical hardcopy distribution was not made, however, under ASC 606, a portion of the revenue from these contracts is required to be allocated to the Platform and Technology revenue stream in accordance with stand-alone contracts for the shareholder outreach subscription. Revenue of $157,000 and $550,000 for the three and nine months ended September 30, 2017, respectively, which was previously reported as Services revenue was reclassified as Platform and Technology revenue.

Set forth below is an infographic depicting the modules included in Platform id. and the services we provide:

Platform and Technology

As we continue our transition to a cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 64% of total revenue for the third quarter of 2018, compared to 55% of our revenue for 2017 and approximately 44% of our revenue in 2016. Our ACCESSWIRE® news business offering represented a majority of the year over year growth in our Platform and Technology revenue during 2017 and continues to lead our transition to a full platform solution. Also contributing to the growth in the percentage of Platform and Technology revenue is our focus on our platform first engagement strategy and converting customers which historically relied on us for services work to utilizing Platform id.

As part of our Platform and Technology strategy, we have been working with several select stock exchanges, whereby we make available certain parts of our platform, under agreement, to integrate our offerings. Such partnerships should yield increased exposure to a targeted customer base that could impact our revenue and overall brand in the market.

Additionally, we plan to continue to invest in both our current Platform id. offering as well as additional offerings, which we believe provide long term opportunities for our platform business. We believe understanding the shareholder makeup of a company is an opportunity the market is ignoring. We plan to address that gap, by releasing two new modules during the fourth quarter centered around our 'insight and analytics’ business, which we expect to be an important component to growth. The first will be a cloud-based professional conference organizer (PCO) product that will be licensed initially to investor conference organizers that hold an estimated 1,000 plus events a year. This product ties-in directly to our communications module subscription business of newswire, newsrooms, webcasting and shareholder targeting. The second will be an insight & analytics subscription add-on to Platform id., whereby our customers will be able to understand better the shareholder and investor engagement profile. Both modules are expected to broaden our presence in the public company market by providing our customers the ability to monitor the shareholder journey from when they first meet an investor to when they become an actual shareholder. These advancements will leverage our current application technology framework and give us an opportunity to further expand our customer and user base.

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

Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations, communications and compliance needs. We believe Platform id. can address all those needs in a single, secure, cloud-based platform - one that offers a company control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

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

On July 3, 2018, we completed the acquisition of Filing Services Canada Inc. (“FSCwire”), which not only increased our customer base, but more importantly increased our global footprint, distribution capabilities and editorial team. We recently completed the integration of FSCwire and rebranded it as ACCESSWIRE Canada, and will now begin to focus on offering those customers the full suite of products included in Platform id.

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

Platform id. also includes our targeting and outreach database and intelligence analytics module. This module is centered around both our shareholder communications and news distribution offerings. We anticipate the analytics and peer review components will become a focal point for Platform id. in the future, as customers become increasingly interested in peer performance and real-time alerts to vital data points throughout the day.

We believe our data-set is an attractive option for both investor relations and public relations firms and for customers looking for an alternative to current products in the market, based on price, as well as data quality and quantity. During the fourth quarter of 2017, our dataset and analytics were integrated into our ACCESSWIRE offering as a way to add value and expand distribution via highly targeted lists of professionals from the dataset. We expect this to increase future ACCESSWIRE revenues per press release as well as ACCESSWIRE subscriptions throughout 2018 and beyond.

Over the past year, we have been focused on refining the model of digital distribution of our customers’ message to the investment community and beyond. This has been accomplished by integrating our shareholder outreach module, formerly known as Investor Network, into and with Platform id. Most of the customers subscribing to this module today are historical PrecisionIR (“PIR”) – Annual Report Service (“ARS”) users, as well as new customers purchasing the entire Platform id. subscription. We have migrated some of the customers from the traditional ARS business into this new digital subscription business. However, there can be no assurances these customers will continue using this digital platform in the long term if market conditions or shareholder interest is not present.

There are over 5,000 companies in North America conducting earnings events each quarter that include teleconference, webcast or both as part of their events. Platform id. also incorporates other elements of the earnings event, including earnings date/call announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this today. However, we believe our real-time event setup and integrated approach offers a more effective way to manage the process as well as attract an audience of investors

The earnings event industry is a highly competitive space with the majority of the business being driven from practitioners in the investor relations and communications firms. We have invested time and financial resources developing and integrating systems and processes within Platform id. by creating an application programming interface (“API”). Initially, this has been broadly distributed via our Investor Network platform, with expectations that partners and publishers will license this dataset for their platforms in the future. We believe this offering will further increase our brand awareness. This API license will allow publishers to query an industry or a single companies' current and past earnings calls and present those webcasts on their platforms, under a subscription to Platform id. Additionally, as a commitment to broadening the reach of our webcast platform, all events will be broadcast live within our shareholder outreach module, which will drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these analytics will increase the demand for our webcasting platform among the corporate issuer community.

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

Compliance Modules

Platform id.’s disclosure reporting module is a document conversion, editing and filing offering, which is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC’s EDGAR system and SEDAR, which is the Canadian equivalent of EDGAR. This module is available in both a secure public cloud within our Platform id. subscription, as well as in a private cloud option for corporations, mutual funds and the legal community looking to further enhance their internal document process. We believe that once this module is fully marketed and adopted by our customers, we will see a negative impact on our legacy disclosure conversion services business in the future. However, the margins associated with our Platform and Technology business compared to our Services business are higher and align with our long-term strategy, and as such, we believe this module will have a positive impact on our compliance business.

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

A valued subscription add-on in our Platform id. offering is the ability for our customers to gain access to real-time information of their shareholders, stock ledgers, reports, and issue new shares from our cloud-based stock transfer module. Managing the capitalization table of a public company or pre-IPO company is the cornerstone of corporate governance and transparency, and as such companies and community banks have chosen us to assist with their stock transfer needs, including bond offerings and dividend management. This is an industry which has experienced declining overall revenues as it was affected by the replacement of paper certificates with digital certificates. However, we have recently been focused on selling subscriptions of the stock transfer component of our platform, allowing customers to gain access to our cloud-based system in order to move shares or query shareholders, which has resulted in a more efficient process for both our customers and us.

On October 2, 2017, we completed the acquisition of Interwest Transfer Company, Inc. (“Interwest”), a company specializing in stock registrar and transfer agent services. Since the acquisition, we have been combining the stock information of both the legacy Issuer Direct customers and the acquired customers from Interwest onto our platform. We have also begun and will continue to market the other modules of Platform id. and services to these new customers to help them meet all of their shareholder communication and compliance needs.

Our proxy module is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This module is utilized for every annual meeting and/or special meeting we manage for our customer base and offers both full-set mailing and notice of internet availability options.

Services

As we focus on expanding our cloud-based subscription business, we expect to see a decrease in the overall revenues associated with our Services business. Typically, Services revenues relate to activities where substantial resources are required to perform the work for our customers and/or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core disclosure business over the last 11 years. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required, but are optional for customers that utilize our Platform id.

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

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2018	2017	2018	2017

Platform and Technology
Revenue	$2,085	$1,776	$6,363	$5,286
Gross margin	$1,605	$1,479	$5,037	$4,465
Gross margin %	77%	83%	79%	84%

Services
Revenue	$1,170	$1,155	$4,221	$3,943
Gross margin	$669	$631	$2,515	$2,288
Gross margin %	57%	55%	60%	58%

Total
Revenue	$3,255	$2,931	$10,584	$9,229
Gross margin	$2,274	$2,110	$7,552	$6,753
Gross margin %	70%	72%	71%	73%

Revenues

Total revenue increased by $324,000, or 11%, to $3,255,000 during the three-month period ended September 30, 2018, as compared to $2,931,000 during the same period of 2017. Total revenue increased by $1,355,000, or 15%, to $10,584,000 during the nine-month period ended September 30, 2018, as compared to $9,229,000 during the same period of 2017. Revenue from customers obtained from acquisitions of Interwest and FSCwire totaled $526,000 and $1,325,000 during the three and nine months ended September 30, 2018, respectively, of which $46,000 and $142,000 came from additional subscriptions to our platform or services cross sold to those customers.

Platform and Technology revenue increased $309,000, or 17%, and $1,077,000, or 20%, during the three and nine-month periods ended September 30, 2018, respectively, as compared to the same periods of 2017. A significant portion of the increase is due to our ACCESSWIRE news distribution platform, which increased $105,000 and $570,000 during the three and nine-month periods ended September 30, 2018, respectively, as compared to the same periods of the prior year. A majority of the increase in news distribution revenue for the three months ended September 30, 2018 is due to the acquisition of FSCwire. For the nine-month period ended September 30, 2018, the increase is attributable to our investment in increased sales staff and distribution over the past twelve months. During the quarter, we continued to focus our selling efforts on bundled subscriptions of our cloud-based offerings included in Platform id., which also lead to higher overall revenue during both the three and nine-month periods ended September 30, 2018. Lastly, additional transfer agent module revenue, primarily due to the addition of Interwest customers, as well as additional webcasting revenue as a result of offering our webcasting product to investor relations conferences contributed to the overall increase in our Platform and Technology revenue. These increases were offset by a decline in revenue from our shareholder outreach offering due to continued client attrition as revenue of this offering is typically tied-in with contracts of our annual report distribution services.

Services revenue increased $15,000, or 1%, and $278,000, or 7%, during the three and nine-month periods ended September 30, 2018, as compared to the same periods of the prior year. The increase for both periods is primarily associated with increases in transfer agent services due to the addition of Interwest customers as well an increase in the timing of corporate actions and directives for our legacy Issuer Direct customers. These increases were partially offset by continued decline in revenue from our ARS services, as a result of continued client attrition as customers elect to leave the service or transition to digital fulfillment. We also experienced a decline in our compliance services due to continued pricing pressure in those markets and a shift of some of this revenue to the Platform and Technology revenue stream.

No customers accounted for more than 10% of revenue during the three and nine-month periods ended September 30, 2018 or 2017.

Revenue Backlog

At September 30, 2018, our deferred revenue balance was $1,389,000, which is a 57% increase over the balance of $887,000 at December 31, 2017. Deferred revenue, which we expect to recognize over the next twelve months, primarily consists of advance billings for subscriptions of our cloud-based products and annual contracts for legacy ARS services. The increase since December 31, 2017 is primarily due to the sale of new subscriptions of Platform id., with annualized contract value of $907,000, to 89 net new or existing customers during the nine months ended September 30, 2018.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of direct labor costs, third party licensing and amortization of capitalized software costs related to platform subscriptions in our Platform and Technology stream and direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to customers in our Services stream. Cost of revenues increased by $160,000, or 19%, and $556,000, or 22%, during the three and nine-month periods ended September 30, 2018, respectively, as compared to the same periods of 2017. Overall gross margin increased $164,000, or 8%, and $799,000, or 12%, during the three and nine-month periods ended September 30, 2018, respectively, as compared to the same periods of 2017. However, during this period, gross margin percentage decreased to 70% and 71% for the three and nine-month periods ended September 30, 2018, respectively, from 72% and 73% during the same periods of the prior year. The largest single component of the increase in cost of sales and resulting decrease in gross margin percentage was due to an increase in amortization of capitalized software costs of $117,000 and $373,000, during the three and nine-month periods ended September 30, 2018, respectively, related to our platforms licensed to customers. Both amounts represent 4% of total revenue for their respective periods.

Gross margin percentage from Platform and Technology was 77% and 79% for the three and nine-month periods ended September 30, 2018, respectively, as compared to 83% and 84% for the same periods of 2017. The decrease in gross margin percentage is primarily due to an increase in amortization of capitalized software costs of $117,000 and $373,000, during the three and nine-month periods ended September 30, 2018, respectively, related to our platforms licensed to customers, as well as, increased costs as the Company continues to invest in expanding its distribution network for press releases. The increases in amortization expense represents 6% of Platform and Technology revenue for each respective period.

Gross margins from our Services revenue increased to 57% and 60% during the three and nine-month periods ended September 30, 2018, respectively, as compared to 55% and 58% during the same periods of 2017. The increase is primarily the result of the additional transfer agent revenue resulting from the addition of Interwest customers and an increase in corporate actions and directives.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $186,000, or 25%, and $371,000, or 15%, during the three and nine-month periods ended September 30, 2018, respectively, as compared to the same periods of 2017. The increase is primarily due to an increase in stock compensation as well as the inclusion of general and administrative expenses for Interwest and FSCwire during the three and nine months ended September 30, 2018, which were not included in general and administrative expenses for the same period of the prior year.

As a percentage of revenue, general and administrative expenses were 29% for the three months ended September 30, 2018, compared to 26% for the same period of 2017 and 27% for both the nine-month periods ended September 30, 2018 and 2017.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and marketing expenses. Sales and marketing expenses increased $110,000, or 18%, and $352,000, or 18%, for the three and nine-month periods ended September 30, 2018, respectively, as compared to the same periods of 2017. The increase resulted from an investment which is directly attributable to increasing headcount in our sales and marketing organization, as well as, expanding our news distribution capabilities, offset by a decrease in tradeshow expenses.

As a percentage of revenue, sales and marketing expenses were 22% during the three months ended September 30, 2018, compared to 21% for the same period of the prior year and 21% for both the nine-month periods ended September 30, 2018 and 2017.

Product Development Expenses

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses increased $177,000, or 113%, and $506,000, or 123%, during the three and nine-month periods ended September 30, 2018, respectively, compared to the same periods in 2017. The increase is the result of less capitalization as certain projects were completed and placed into production during 2017. The Company capitalized $21,000 of development costs during the three and nine-month periods ended September 30, 2018, compared to $269,000 and $948,000 during the three and nine-month periods ended September 30, 2017, respectively.

As a percentage of revenue, product development expenses were 10% and 9% for the three and nine-month periods ended September 30, 2018, respectively, compared to 5% and 4% during the same periods of 2017.

Depreciation and Amortization

Depreciation and amortization expenses increased $53,000, or 52%, and $129,000, or 42%, during the three and nine-month periods ended September 30, 2018, respectively, as compared to the same periods of 2017. The increase is due to amortization of intangible assets acquired in the Interwest and FSCwire acquisitions.

Other expense

For the nine months ended September 30, 2017, other expense is primarily the result of the loss on the sale of stock received, in lieu of cash, to settle an outstanding receivable.

Interest income (expense), net

Interest income (expense), net, represents the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition, partially offset by interest income on deposit accounts.

Income tax (benefit) expense

We recognized income tax expense of $32,000 and $246,000 during the three and nine-month periods ended September 30, 2018, respectively, compared to $174,000 and $428,000 during the same periods of 2017. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2018 and 2017, the variance between the Company’s effective tax rate and the applicable U.S. statutory rate is primarily attributable to state income taxes, offset by excess stock-based compensation tax benefits and tax credits.

Net Income

Net income for the three and nine-month periods ended September 30, 2018, was $86,000 and $772,000, respectively, compared to $308,000 and $1,126,000 for the same periods of 2017.

Although we achieved increases in revenue and gross margin, these increases were offset by higher operating expenses, primarily due to further investment in our business to increase future revenue and build scale through acquisition, further development of our cloud-based products and increased headcount in our sales and marketing teams.

Liquidity and Capital Resources

As of September 30, 2018, we had $19,444,000 in cash and cash equivalents and $1,643,000 in net accounts receivable. Current liabilities at September 30, 2018, totaled $2,599,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest and other accrued expenses. At September 30, 2018, our current assets exceeded our current liabilities by $19,162,000.

Effective September 1, 2017, we renewed our Line of Credit, which increased the amount of funds available for borrowing from $2,000,000 to $2,500,000. The interest rate remained at LIBOR plus 2.50%. As of September 30, 2018, the interest rate was 4.67% and we did not owe any amounts on the Line of Credit.

On August 17, 2018, the Company completed a secondary public offering of 806,451 shares of its common stock at a price to the public of $15.50 per share. In addition, the Company granted the underwriter a 30-day option to purchase an additional 120,967 shares of its common stock to cover over-allotments, which were sold on August 24, 2018. The aggregate gross proceeds of the offering were $14,375,000. Closing costs of $1,052,000, which consisted of underwriting commissions, legal and accounting fees and other offering expenses were netted against the proceeds, which resulted in net proceeds to the Company of $13,323,000, The net proceeds of the offering are included in Additional paid-in capital on the Balance Sheet as of September 30, 2018. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes and may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses, products, technologies or assets.

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
Generate cash flows from operations.

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

Date: November 1, 2018

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer