Form 10-K
period 2018-12-31
ISSUER DIRECT CORP
filed 2019-02-28
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2018
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant's second fiscal quarter, was approximately $61,726,026 based on the closing price reported on the NYSE American as of such date.

As of February 28, 2019, the number of outstanding shares of the registrant's common stock was 3,830,738.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

ii

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

The following list of important risk factors is not all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●
Dependence on key personnel.
●
Fluctuation in quarterly operating results related to transaction-based revenue.
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

iii

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

We work with a diverse customer base, which not only includes corporate issuers and private companies, but also banks, professional firms, such as investor relations and public relations firms, as well as the accounting and legal communities. We also sell products and services to others in the financial services industry, including brokerage firms, investment banks and mutual funds. Corporate issuers and their service providers utilize Platform id. and related services from document creation all the way to dissemination to regulatory bodies, platforms and shareholders. Private companies primarily use our news distribution and webcasting products and services to disseminate their message globally.

In order to provide a good representation of our business and reflect our platform first engagement strategy, we report revenue in two revenue streams: (i) Platform and Technology and (ii) Services. Due to the adoption of Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers effective as of January 1, 2018, we reclassified revenue associated with the Company’s shareholder outreach offering that included both electronic dissemination and physical delivery of a customer’s annual report. Historically, revenue from these bundled contracts was reported in the Services revenue stream because an allocation between electronic and physical hardcopy distribution was not made, however, under ASC 606, a portion of the revenue from these contracts is required to be allocated to the Platform and Technology revenue stream in accordance with stand-alone contracts for the shareholder outreach subscription. As a result, revenue of $683,000 for the year ended December 31, 2017, was reclassified from Services revenue to Platform and Technology revenue.

Set forth below is an infographic depicting the modules included in Platform id. and the services we provide:

Platform and Technology

As we continue our transition to a cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 60% of total revenue for 2018, compared to 56% of our revenue for 2017 and approximately 44% of our revenue in 2016. Our ACCESSWIRE® news distribution offering represented a majority of the year over year growth in our Platform and Technology revenue during 2017 and 2018 and continues to lead our transition to a full platform solution. Also contributing to the growth in the percentage of Platform and Technology revenue is our focus on our platform first engagement strategy and converting customers which historically relied on us for services work to utilizing Platform id.

As part of our Platform and Technology strategy, we have been working with several select stock exchanges, whereby we make available certain parts of Platform id. under agreement, to integrate our offerings. Such partnerships should yield increased exposure to a targeted customer base that could impact our revenue and overall brand in the market.

Additionally, we plan to continue to invest in both our current Platform id. offering as well as additional offerings that we plan to incorporate into Platform id., which we believe provide long term opportunities for our platform business. We believe understanding the shareholder composition of a company is an opportunity that is underserved by the market today. We believe we have addressed that gap by releasing a new module during the fourth quarter of 2018 centered around the professional conference organizer (PCO). This subscription is being licensed to investor conference organizers which together hold an estimated 1,000 plus events a year. This product is integrated with and enhances our communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting. In addition, we have developed an insight and analytics subscription add-on module to Platform id., which enables our customers to better understand their shareholder and investor engagement profile. This module is targeted to be initially rolled out in the first quarter of 2019. Both modules are expected to broaden our presence in the market by providing our customers the ability to monitor the shareholder from when they first meet an investor to when they become an actual shareholder. These advancements leverage our current application technology framework and give us an opportunity to further expand our customer and user base.

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

Communications Modules

Our press release offering, which is marketed under the brand, ACCESSWIRE, is a cost-effective, Regulation Fair Disclosure (“FD”), news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and publicly held companies globally. ACCESSWIRE is fast becoming a competitive alternative to the traditional newswires because we have been able to integrate customer editing features and improve our targeting and growing analytics reporting systems, which we believe will enable us to add new customers for 2019 and beyond. We have also been able to maintain flexible pricing by offering our customers the option to pay per release or enter into longer-term subscriptions. Currently, approximately 55% of our ACCESSWIRE revenue is on a subscription basis.

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

Platform id. also includes our targeting and outreach database and intelligence analytics module. This module is centered around both our shareholder communications and news distribution offerings. We anticipate the analytics component will become a focal point for Platform id. in the future, as customers become increasingly interested in shareholder interest and real-time alerts to vital data points throughout the day.

Over the past two years, we have been focused on refining the model of digital distribution of our customers’ message to the investment community and beyond. This has been accomplished by integrating our shareholder outreach module, formerly known as Investor Network, into and with Platform id. Most of the customers subscribing to this module today are historical PrecisionIR (“PIR”) – Annual Report Service (“ARS”) users, as well as new customers purchasing the entire Platform id. subscription. We have migrated some of the customers from the traditional ARS business into this new digital subscription business. However, there can be no assurances these customers will continue using this digital platform in the long term if market conditions or shareholder interest is not present.

We estimate there are over 5,000 companies in North America conducting earnings events each quarter that include teleconference, webcast or both as part of their events. Platform id. also incorporates other elements of the earnings event, including earnings date/call announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this integrated full service solution today. However, we believe our real-time event setup and integrated approach offers a more effective way to manage the process as well as attract an audience of investors.

The earnings event industry is a highly competitive space with the majority of the business being driven from practitioners in investor relations and communications firms. We have invested time and financial resources developing and integrating systems and processes within Platform id. by creating an application programming interface (“API”). This API will allow publishers to query an industry or a single company’s current and past earnings calls and present those webcasts on their platforms, under a subscription to Platform id. Initially, this has been broadly distributed via our Investor Network platform, with expectations that partners and publishers will license this dataset for their platforms in the future. We believe this offering will further increase our brand awareness. Additionally, as a commitment to broadening the reach of our webcast platform, all events will be broadcast live within our shareholder outreach module, which will drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these analytics will increase the demand for our webcasting platform among the corporate issuer community.

On January 3, 2019, we acquired the VisualWebcaster Platform (“VWP”) from Onstream Media Corporation. VWP is a leading cloud-based earnings webcast, webinar and training platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which will integrate perfectly into Platform id. We believe by acquiring VWP, we have significantly strengthened our webcasting product and Platform id. offering as well as acquired over 120 customers, some of which are Fortune 500 companies.

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

Compliance Modules

Platform id.’s disclosure reporting module is a document conversion, editing and filing offering, which is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC’s EDGAR system and SEDAR, which is the Canadian equivalent of EDGAR. This module is available in both a secure public cloud within our Platform id. subscription, as well as in a private cloud option for corporations, mutual funds and the legal community looking to further enhance their internal document process. As this module has begun to be adopted by our customers, we have seen a negative impact on our legacy disclosure conversion services business. However, the margins associated with our Platform and Technology business compared to our Services business are higher and align with our long-term strategy, and as such, we believe this module will have a positive impact on our compliance business going forward.

Toward the end of 2017, we completed upgrades to our disclosure reporting product to include tagging functionality that meets newly mandated SEC requirements. On June 28, 2018, the SEC voted to adopt rules mandating the use of Inline XBRL (Inline Extensible Business Reporting Language or “iXBRL”) for the submission of financial statement information to the SEC. The new requirements for iXBRL will have a three-year phase in beginning for large accelerated filers that use U.S. GAAP to be compliant for fiscal periods ending on or after June 15, 2019, for accelerated filers to begin reporting for fiscal periods ending on or after June 15, 2020 and for all other filers to begin reporting for fiscal periods ending on or after June 15, 2021. These upgrades also include meeting new SEC mandates for foreign filers that compile financial statements using International Financial Reporting Standards (“IFRS”) to be able to utilize our cloud-based platform. Foreign filers with fiscal year’s ending on or after December 15, 2017, are now required to begin reporting their financial statements in XBRL with the SEC in 2018. Platform id. has adopted the new IFRS taxonomy into and with its new disclosure upgrade for iXBRL to ensure our customers are able to meet these new mandates.

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

Services

As we focus on expanding our cloud-based subscription business, we expect to see a decrease in the overall revenues associated with our Services business. Typically, Services revenues relate to activities where substantial resources are required to perform the work for our customers and/or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core disclosure business over the last 12 years. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required, but are optional for customers that utilize our Platform id.

Our investor outreach and engagement offering, formerly known as the ARS, was acquired from PIR in 2013. The ARS business has existed for over 20 years primarily as a physical hard copy delivery service of annual reports and prospectuses. We continue to operate a portion of this legacy system for those who opt to take advantage of physical delivery of material. Additionally, we continue to attempt to migrate the install base over to subscriptions of our digital outreach engagement module within Platform id. We believe we will continue to see further attrition of both customers and revenues in this category as we focus our efforts on our Platform and Technology business.

Our vision - To be the trusted platform that brings the issuer and investor together.

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

Focus on Organic Growth

Our primary growth strategy continues to be selling our cloud-based offerings via Platform id. to new customers under a subscription arrangement, whereas in the past we were inclined to sell a single point solution. Selling a single subscription to our entire platform allows us to provide our customers with a competitively priced, complete solution for their communications and compliance needs. Our strategy of selling our cloud-based offerings via Platform id. to all customers under a subscription agreement should benefit us by moving away from selling individual solutions within highly commoditized markets that are experiencing pricing pressures.

New Offerings

During 2019 and going forward, we will continue to innovate, improve and build new applications into and with our platform, with the ultimate objective of developing applications in combination, that are not offered by our competitors. As a company focused on technology offerings, we understand the importance of advancements and fully appreciate the risks and consequences of losing our market position - a very common mistake many technology companies have made. The pursuit of technological innovation is and has been a part of our overall strategy as an organization over the last several years.

This year we plan to bring to market several new enhancements and platform upgrades targeted at both our current install base as well as new customers. The first of our new offerings is our Professional Conference Organizer (PCO), which was released in the fourth quarter of 2018. It is an investor conference marketing, planning and event scheduling cloud-based module integrated within Platform id.

The PCO subscription module includes the following:

–
Front end website, event promotion and email marketing
–
Real-time dashboards
–
Limitless Agenda and tracks for virtually any event
–
Custom questions and survey tools
–
Customizable 1x1 meetings
–
Mobile App
–
Badge printing
–
Lodging API’s

We are also looking for opportunities to add to this module as we gain market traction with conference organizers, corporate access professionals and investment banks. Moving our customers closer to their investors is a part of our core business strategy, so it is critical we have a platform that puts our customers in the best position to tell their story.

Additionally, part of our continued strategy from 2018 is to bring to market our insight and analytics engine for our Platform id. product offering, which we tested with a close group of professionals and customers in late 2018. The insights and analytics component of Platform id. will give our customers the ability to see shareholder and investor engagement from the source, (i.e. at a conference, road show, earnings event, corporate website, Investor Network, affiliate networks and thousands of distribution points from our already robust news distribution network.), which we believe will enable them to better assess the effectiveness of investor outreach programs and target potential investors more effectively.

Acquisition Strategy

We will continue to evaluate complimentary verticals and systems that we can integrate well into our current platforms. These opportunities typically need to be accretive and consistent with what we have done in the past. We will continue to maintain our product and technology focus, so it is likely we will look for acquisitions in areas we currently generate revenues and/or see clear opportunities to leverage our strengths to disrupt existing markets. In these potential transactions, we will look for key people, technologies and long-term customers that will further enhance our overall market position.

Sales and Marketing

During 2019, we will continue to strengthen our brands in the market by working aggressively to expand our new customer footprint and continue to cross sell to increase average revenue per user. Since our platform, systems and operations are built to handle growth, we can leverage them to produce consistently high margins and increased cash flows without a proportional increase in our capital or operating expenses.

Our global sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2018 with a multi-tier organization of sales personnel, made up of Strategic Account Managers and Business Development Managers. We believe this structured approach is the most efficient and effective way to reach new customers and also grow our current install base. The total compensation packages for these teams are heavily weighted with commission compensation to incent sales. All members of the team have sales quotas. As of December 31, 2018, we employed 16 full-time equivalent sales personnel and are on track to add more Business Development Managers in 2019 to focus on selling new subscriptions of Platform id.

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

Technology

We will continue to make investments in our technology, as we transition our business from a historically service-oriented business to a cloud-based subscription organization. In all of our offerings, quality, support, and scalability as well as the need to preserve the confidential content of our customers are of utmost importance and part of our core values.

During 2018, we engaged a national security consulting firm to identify, address and create policies and plans which enable us to mitigate our cybersecurity and information vulnerabilities on both a short-term and long-term basis. We believe having a strong cyber and information security policy is not only necessary to maintain our current business model but also important to attract new customers. We plan to continue to work closely with this firm and others to ensure our security policies meet our customers’ needs and requirements.

Industry Overview

Our industry benefits from increased regulatory requirements and the need for platforms and systems to manage these new regulations. Additionally, the industry, along with cloud-based technologies, have matured considerably over the past several years, whereby corporate issuers and communication professionals are seeking platforms and systems to do some, if not all the work themselves. We are well positioned in this new environment to benefit from software licensing and further advancements of Platform id.

The business services industry as it relates to compliance and communications is highly fragmented, with hundreds of independent service companies that provide a range of financial reporting, document management services and with a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. During 2018, we invested heavily in growing several new product offerings beyond our traditional compliance reporting and transaction services business. We believe these new offerings will afford us the ability to reduce our revenue seasonality and provide a new baseline of recurring annualized contracts under our new subscription-based business.

According to Burton-Taylor Media Intelligence and 2017 Frost & Sullivan reports, the global communications services market is $4.2+ billion in annual spend. This total consists of spending on earnings events, press releases, engagement and targeting and investor relations platforms globally. The key drivers of growth in our industry relate to changing regulatory requirements, new innovated platform technologies and typical industry consolidations. We believe we have a significant competitive advantage by innovating our technology and workflow automation solutions.

Competition

Despite some significant consolidation in recent years, our industry remains both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality and the ability to service customer demands. Management has been focused on offsetting these risks relating to competition as well as the seasonality by introducing our cloud-based subscription platforms, with significantly higher margins, clear competitive advantages and scalability to withstand market and pricing pressures.

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

Customers

Our customers include a wide variety of public and private companies, mutual funds, law firms, brokerage firms, investment banks, individuals, and other institutions. For the year ended December 31, 2018, we did work for approximately 3,700 customers on our ACCESSWIRE platform and 1,200 customers through our other products and services. We did not have any customers during the year ended December 31, 2018 that accounted for more than 10% of our revenue and one customer which represented approximately 12% of our year end accounts receivable balance as of December 31, 2018.

Employees

As of December 31, 2018, we employed seventy full-time employees as compared to sixty-six full-time employees at December 31, 2017, none of which are represented by a union. Our employees work in our corporate offices in North Carolina, and in other offices throughout North America and the United Kingdom.

Facilities

Our headquarters are located in Morrisville, North Carolina. In October 2015, we agreed to an extension on our current lease to extend the maturity through October 2019. Our current office includes 16,059 square feet of office space. Additionally, we have an office in Salt Lake City, Utah and a shared office facility in London, England, both of which are on a short term lease. As part of our acquisition of VWP, we assumed a three-year lease for an office in Ft. Lauderdale, Florida and two short term leases for locations in New York City, New York.

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

Competition across all of our businesses is intense. The speed and accuracy with which we can meet customers’ needs, the price of our services and the quality of our products and supporting services are factors in this competition.

Some of our competitors have longer operating histories, greater name recognition, more established customer bases and significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly and effectively than we can to new or changing market demands and requirements. We could also be negatively impacted if our competitors reduce prices, add new features, form strategic alliances with other companies, or are acquired by other companies with greater available resources.

These competitive pressures to any aspect of our business could reduce our revenue and earnings.

Our revenue growth rate in the recent period relating to our Platform and Technology business may not be indicative of this business segment’s future performance.

We experienced a revenue growth rate of 21% from 2017 to 2018 and 49% from 2016 to 2017 with respect to our Platform and Technology revenue stream. Much of this increase was due to the success of our ACCESSWIRE business. Our historical revenue growth rate of the Platform and Technology revenue stream is not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

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

Since 2013, we have experienced overall growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our executive management team and employees and on our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 24 employees as of December 31, 2012 to 70 employees as of December 31, 2018. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

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

Our business could be harmed if we do not successfully manage the integration of any business that we have acquired or may acquire in the future. These risks include:

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

On March 25, 2015, the Securities and Exchange Commission released its final rules relating to Regulation A+ implemented as part of Title IV of the Jumpstart Our Business Startups Acts. Regulation A+ will allow issuers to raise capital based on reduced filing requirements as compared to those required under the Securities Act of 1934, as amended. On June 12, 2015, the OTC Markets Group Inc. announced new rules and standards for issuers seeking to list their securities on the OTCQX and OTCQB pursuant to Regulation A+. As issuers begin to utilize theses new rules and standards, we expect there to be a decline in the number of filings made by our existing customer base. However, we also expect a number of additional equity and debt offerings to occur as a function of the new rules. In the event we are unable to adapt our disclosure management business to address the changes being implemented by Regulation A+ and the OTC Market Group, our disclosure management business may potentially see a material reduction in revenue. On December 19, 2018, the SEC adopted new rules to allow issuers currently reporting under the Exchange Act to utilize Regulation A+ for offerings up to $50 million during a twelve-month period. Prior to the new rules, issuers reporting under the Exchange Act were not able to utilize Regulation A+. If issuers reporting under the Exchange Act elect to utilize the new rules, we expect this to mitigate any reduction in revenue from our disclosure management business.

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

Although we have generated positive cash flows for the past 11 years, we have incurred operating losses in the past and may do so again in the future.

The Company has incurred operating losses in the past and may do so again in the future. At December 31, 2018, the Company had $3,151,000 of retained earnings. Although we have generated positive cash flows from operations for the past eleven years, there can be no assurances that we will be able to do so in the future. As we continue to invest in our cloud-based technologies and sales and marketing teams, we could experience fluctuations in our cash flows from operations and retained earnings and there are no guarantees that our business can continue to generate the current revenue levels.

We continue to transition our business from a services company to a software as a service company, which makes it difficult to predict our future operating results.

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

A greater portion of our printing, distribution and solicitation of proxy materials business will be processed during the second quarter of our fiscal year. Therefore, the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we will attempt to continue to grow other revenues since they are linked to predictable periodic activity that is cyclical in nature.

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

If securities or industry analysts issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendation regarding our common stock, or provide more favorable relative recommendations about our competitors, the trading price of our common stock could decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price of our common stock or trading volume to decline.

The market price of our common stock may be adversely affected by market conditions affecting the stock markets in general, including price and trading fluctuations on the NYSE American.

Market conditions may result in volatility in the level of, and fluctuations in, market prices of stocks generally and, in turn, our common stock and sales of substantial amounts of our common stock in the market, in each case being unrelated or disproportionate to changes in our operating performance. A weak global economy could also contribute to extreme volatility of the markets, which may have an effect on the market price of our common stock.

You may lose your investment in the shares.

An investment in shares of our stock involves a high degree of risk and is suitable only for investors who can bear a loss of their entire investment. We paid dividends in 2012, part of 2013 and from the fourth quarter of 2015 through the third quarter of 2018. In the fourth quarter of 2018, we announced that we would no longer be declaring quarterly dividends for the foreseeable future in order to invest such money in our business. There can be no assurances that dividends will be paid in the future in the form of either cash or stock.

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

Our certificate of incorporation authorizes us to issue up to 20,000,000 shares of common stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted, which could result in downward pressure on the price of our common stock. New investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. In addition, if outstanding stock options are exercised or when outstanding restricted stock units are settled in shares, current shareholders will experience dilution.

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

Because we are a smaller reporting company, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2018.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTY.

Our headquarters are located in Morrisville, North Carolina. In October 2015, we agreed to an extension on our current lease to extend the maturity through October 2019. Our current office includes 16,059 square feet of office space. Additionally, we have an office in Salt Lake City, Utah and a shared office facility in London, England, both of which are on short term leases. As part of our acquisition of VWP, we assumed a three-year lease for an office in Ft. Lauderdale, Florida and two short-term leases for locations in New York City, New York.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

ITEM 4. MINE SAFETY DISCOLSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for common stock

Our common stock is listed on the NYSE American under the symbol "ISDR". The following table sets forth for the periods indicated the high and low closing prices of our common stock for the following periods.

	High	Low
Year ended December 31, 2018
Quarter Ended March 31, 2018	$18.50	$15.75
Quarter Ended June 30, 2018	20.45	15.85
Quarter Ended September 30, 2018	20.65	13.75
Quarter Ended December 31, 2018	$15.60	$10.00
Year ended December 31, 2017
Quarter Ended March 31, 2017	$11.20	$8.85
Quarter Ended June 30, 2017	13.25	11.05
Quarter Ended September 30, 2017	13.33	12.32
Quarter Ended December 31, 2017	$18.95	$12.95

Holders of Record

As of December 31, 2018, there were approximately 150 registered holders of record of our common stock and 3,829,572 shares outstanding.

Issuer Purchases of Equity Securities

On November 28, 2018, the Company entered into a Stock Repurchase Agreement with EQS Group AG (the “Stockholder”) whereby the Company agreed to purchase 215,118 shares (the “Repurchased Shares”) of the Company’s common stock from the Stockholder for a per share purchase price of $12.25, or an aggregate purchase price of $2,635,000. On December 5, 2018, the transaction closed and the Company acquired the Repurchased Shares and subsequently retired all of the Repurchased Shares.

Dividends

During the year ended December 31, 2018, we paid dividends totaling $460,000 or $0.15 per share. During the year ended December 31, 2017, we paid dividends totaling $588,000 or $0.20 per share. No dividend was paid during the fourth quarter of 2018 and there can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

COMPARISON OF CUMULATIVE TOTAL RETURN

Performance Comparison Graph

This chart compares the five-year cumulative total return on our common stock with that of the Russel MicroCap index and a custom peer group, which was selected by the Company. The chart assumes $100 was invested on January 31, 2014, in our common stock, the Russel MicroCap index and the peer group, and that any dividends were reinvested. The Peer Group is composed of: Broadridge Financial Solutions Inc., Cision, Ltd., and Workiva, Inc. The peer group index utilizes the same method of presentation and assumptions for the total return calculation as does Issuer Direct Corporation (ISDR) and the Russel MicroCap index. All companies in the peer group index are weighted in accordance with their market capitalizations.

The Company makes no representation to the peer group market caps being similar to that of Issuer Direct, however these peers do represent a fair and accurate list of the companies that Issuer Direct competes with that are in fact public.

	1/14	1/15	1/16	1/17	1/18	1/19

Issuer Direct Corporation	100.00	111.67	55.53	102.95	207.08	146.88
Russell MicroCap	100.00	99.93	88.63	117.19	137.96	129.32
Peer Group	100.00	135.33	154.92	190.67	281.03	309.80

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECT FINANCIAL DATA.

Our selected consolidated financial data shown below should be read together with Item7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data.” The data shown below are not necessarily indicative of results to be expected for any future period.

Summary of Operations for the periods ended December 31, 2018 and 2017 (in 000’s).

	Year Ended December 31,
	2018	2017
Statement of Operations
Revenue	$14,232	$12,628
Cost of revenues	4,103	3,395
Gross profit	10,129	9,233
Operating costs	8,966	7,205
Operating income	1,163	2,028
Other expense	—	(24)
Interest income (expense), net	47	(2)
Income before taxes	1,210	2,002
Income tax expense	373	131
Net income	$837	$1,871

Concentrations:

For the years ended December 31, 2018 and 2017, we generated revenues from the following revenue streams as a percentage of total revenue:

	2018	2017
Revenue Streams
Platform and Technology	60.4%	56.1%
Services	39.6%	43.9%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase for the years ended December 31, 2018 and 2017 ($ in 000’s):

	2018	2017	% change
Revenue Streams
Platform and Technology	$8,593	$7,081	21.4%
Services	5,639	5,547	1.7%
Total	$14,232	$12,628	12.7%

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

Results of Operations

Comparison of results of operations for the years ended December 31, 2018 and 2017 (in 000’s):

Revenue Streams	2018	2017
Platform and Technology
Revenue	$8,593	$7,081
Gross margin	$6,780	$5,956
Gross margin %	79%	84%

Services
Revenue	5,639	5,547
Gross margin	3,349	3,277
Gross margin %	59%	59%

Total
Revenue	$14,232	$12,628
Gross margin	$10,129	$9,233
Gross margin %	71%	73%

Revenues

Total revenue increased by $1,604,000, or 13%, to $14,232,000 during the year ended December 31, 2018, as compared to $12,628,000 in 2017. Customers obtained from our acquisitions of Interwest and FSCwire contributed an additional $1,497,000 of revenue during the year ended December 31, 2018 compared to 2017. Of this additional revenue, $243,000 was generated from additional subscriptions to our platform or services that we cross sold to these acquired customers.

Platform and Technology revenue increased $1,512,000, or 21%, to $8,593,000 for the year ended December 31, 2018, as compared to $7,081,000 during 2017. A significant portion of the increase is due to our ACCESSWIRE news distribution platform, which increased $865,000 compared to the same period of the prior year. The increase is attributable in part to our continued investment in increased sales staff and distribution during the latter part of 2017 and throughout 2018 as well as additional revenue due to the acquisition of FSCwire. Additionally, we generated increased revenue over the prior year from our transfer agent module, due primarily to the inclusion of customers acquired from Interwest for a full year in 2018 compared to a partial year in 2017. Lastly, Platform and Technology revenue increased due to our focus on selling bundled subscriptions of our cloud-based offerings included in Platform id., as opposed to individual modules. These increases were offset by a decline in revenue from our shareholder outreach offering due to continued client attrition as revenue of this offering is typically tied-in with contracts of our annual report distribution services. Platform and Technology revenue increased to 60% of total revenue during the year ended December 31, 2018, as compared to 56% in the prior year.

Services revenue increased $92,000, or 2%, during the year ended December 31, 2018, as compared to 2017. The increase is primarily associated with increases in transfer agent services due to the addition of Interwest customers as well as an increase in the timing of corporate actions and directives for our legacy Issuer Direct customers. These increases were partially offset by continued decline in revenue from our ARS services, as a result of continued client attrition as customers elect to leave the service or transition to digital fulfillment. We also experienced a decline in our compliance services due to continued pricing pressure in those markets and a shift of some of this revenue to the Platform and Technology revenue stream.

2018 Revenue Backlog

At December 31, 2018, our deferred revenue balance was $1,249,000, which is a 41% increase over the balance of $887,000 at December 31, 2017. Deferred revenue, which we expect to recognize over the next twelve months, primarily consists of advance billings for subscriptions of our news distribution and cloud-based products, as well as, annual contracts for legacy ARS services. The increase since December 31, 2018 is primarily due to an increase of 109 subscriptions of Platform id., with annualized contract value of $1,134,000, to new or existing customers during 2018.

Cost of Revenues

Platform and Technology cost of revenues consists primarily of direct labor costs, third party licensing and amortization of capitalized software costs related to our platforms licensed to customers. Services costs of revenues consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $708,000, or 21%, during the year ended December 31, 2018, as compared to the same period of 2017. Overall gross margin increased $896,000, or 10% during the year ended December 31, 2018, compared to 2017. However, overall gross margin percentage decreased to 71% during the year ended December 31, 2018, as compared to 73% during the prior year. The largest single component of the increase in cost of sales and resulting decrease in gross margin percentage was due to an increase in amortization of capitalized software costs of $514,000 during 2018 compared to 2017, related to our platforms licensed to customers. The increase in amortization represents 4% of total revenue for 2018.

Gross margin percentage from Platform and Technology was 79% for the year ended December 31, 2018, as compared to 84% for 2017. The decrease in gross margin percentage is primarily due to the increase in amortization of capitalized software costs of $499,000 during 2018, related to our platforms licensed to customers, as well as increased costs as the Company continues to invest in expanding its distribution network for press releases. The increases in amortization expense represents 6% of Platform and Technology revenue.

Gross margin percentage from our Services revenue was flat at 59% for both the years ended December 31, 2018 and 2017.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses were $4,085,000 for the year ended December 31, 2018, an increase of $701,000, or 21%, as compared to the prior year. This increase is primarily due to our continued investment as we position the Company for growth by increasing corporate headcount and incurring additional professional fees associated with acquisition related expenses, as well as, an increase in stock compensation expense as a result of the increase in our cost of equity at the time of grant. Additionally, we experienced an increase in bad debt expense.

As a percentage of revenue, General and Administrative expenses were 29% for the year ended December 31, 2018, as compared to 27% for 2017.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $3,002,000 for the year ended December 31, 2018, an increase of $398,000, or 15%, as compared to the prior year. The increase resulted from an investment which is directly attributable to increasing headcount in our sales and marketing organization, as well as, expanding our news distribution capabilities.

As a percentage of revenue, sales and marketing expenses remained at 21% for the years ended December 31, 2018 and 2017.

Product Development

Product development expenses consist primarily of salaries, stock based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development costs increased $513,000, or 67%, to $1,276,000 during the year ended December 31, 2018, as compared to 2017. The increase is the result of less capitalization of internal development costs as certain projects were completed and placed into production during 2017. The Company capitalized $21,000 of development costs during the year ended December 31, 2018, compared to $991,000 during 2017.

As a percentage of revenue, Product Development expenses were 9% for the year ended December 31, 2018, as compared to 6% for 2017.

Depreciation and Amortization

During the year ended December 31, 2018, Depreciation and amortization expenses increased by $149,000, or 33%, to $603,000, as compared to $454,000 during 2017. The increase is due to amortization of intangible assets acquired in the Interwest and FSCwire acquisitions.

Other income (expense)

Other expense

For the year ended December 31, 2017, other expense is primarily the result of the loss on the sale of stock received, in lieu of cash, to settle an outstanding receivable.

Interest income (expense), net

Interest income (expense), net, represents interest income on deposit and money market accounts, partially offset by the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition.

Income Taxes

We recorded income tax expense of $373,000 during the year ended December 31, 2018, compared to $131,000 during the year ended December 31, 2017. During the year ended December 31, 2018, the Company’s effective tax rate was negatively affected by additional tax expense of $76,000 which consisted of an adjustment to the Company’s original provisional charges recorded in connection with the one-time transition tax and the current year impact of taxes associated with the Tax Cuts and Jobs Act of 2017 (the “2017 Act”).

During the year ended December 31, 2017, the Company recognized an income tax benefit of $351,000 related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future as a result of the passage of the 2017 Act. The Company also recorded an income tax benefit of $182,000 attributable to equity-based compensation.

The aforementioned reasons, as well as state taxes, foreign statutory tax rate differentials and tax credits are the reasons for the variance between the Company’s effective tax rate and the statutory rate of 21%.

Net Income

Net income for the year ended December 31, 2018 was $837,000 as compared to $1,871,000 in 2017. Although the Company achieved increases in revenue and gross margin, the decrease in net income is primarily attributable to higher operating expenses due to investments made to position ourselves for growth by increasing headcount and acquisition related expenses as well as continuing to invest in our cloud-based products. Depreciation and amortization expense increased as well, due to amortization associated with acquired intangible assets. Lastly, income tax expense increased primarily as the result of benefits recorded in 2017 associated with the adoption of the 2017 Act.

Liquidity and Capital Resources

As of December 31, 2018, we had $17,222,000 in cash and cash equivalents and $1,593,000 in net accounts receivable. Current liabilities at December 31, 2018, totaled $2,600,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest and other accrued expenses. At December 31, 2018, our current assets exceeded our current liabilities by $16,394,000.

Effective October 4, 2018, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,500,000 to $3,000,000. The interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 1.75%. As of December 31, 2018, the interest rate was 4.25% and the Company did not owe any amounts on the Line of Credit.

On August 17, 2018, the Company completed a secondary public offering of 806,451 shares of its common stock at a price to the public of $15.50 per share. In addition, the Company granted the underwriter a 30-day option to purchase an additional 120,967 shares of its common stock to cover over-allotments, which were sold on August 24, 2018. The aggregate gross proceeds of the offering were $14,375,000. Closing costs of $1,052,000, which consisted of underwriting commissions, legal and accounting fees and other offering expenses were netted against the proceeds, which resulted in net proceeds to the Company of $13,323,000, The net proceeds of the offering are included in Additional paid-in capital on the Balance Sheet as of December 31, 2018. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes and may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses, products, technologies or assets.

Disclosure about Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Outlook

Overall, the demand for our platforms continues to be stable in the majority of the segments we serve. In a portion of our business, we will continue to see demand shift from traditional printed and service-based engagements to a cloud-based subscription model, as well as digital distribution offerings. We believe we are positioned well in this space to be both competitive and agile to deliver these solutions to the market. As we have seen over the last several quarters, the transition to digital platforms has had a negative effect on our revenue in the Services portion of our business and this is a trend we expect will continue over the next few quarters.

One of our competitive strengths is that we embraced cloud computing early on in our strategy. The transition to a subscription model has been and will continue to be key for the long-term sustainable growth management expects from our new platforms.

We will continue to focus on the following key strategic initiatives during 2019:

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

We have invested and will continue to invest in our product sets, platforms and intellectual property development via internal development and acquisitions. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user as we move through 2019 and beyond.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Deferred revenue as of December 31, 2018 and 2017 was $1,249,000 and $887,000, respectively, and is expected to be recognized within one year. Revenue recognized for the year ended December 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $887,000 and $843,000, respectively. Accounts receivable related to contracts with customers was $1,593,000 and $1,275,000 as of December 31, 2018 and 2017, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of December 31, 2018, the Company capitalized $18,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Capitalized Software

Costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. The Company capitalized $21,000 and $991,000 during the years ended December 31, 2018 and 2017, respectively. Included in the amount capitalized for the years ended December 31, 2018 and 2017 was $0 and $57,000 related to stock-based compensation. The Company recorded amortization expense of $813,000 and $290,000 during the years ended December 31, 2018 and 2017, respectively, $795,000 and $280,000 of which is included in Cost of revenues on the Consolidated Statements of Income. For the years ended December 31, 2018 and 2017, the remaining amount of $18,000 and $10,000 is included in Depreciation and amortization, as it relates to back-office supporting systems.

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

Fair Value Measurements

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

●
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market. Our cash and cash equivalents are quoted at Level 1.
●
Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

As of December 31, 2018 and 2017, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology and trademarks that are initially measured at fair value. At the time of the business combination, trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (7-10 years), customer lists (3 years), distribution partner relationships (10 years), trademarks related to PIR (3-5 years) and software and technology (3-5 years) are amortized over their estimated useful lives.

Recently adopted accounting pronouncements

In August 2018, the FASB announced Accounting Standards Update (“ASU”) 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this pronouncement align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. This pronouncement is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either retrospectively, or prospectively, to all implementation costs incurred after the date of adoption. The Company elected to adopt ASU 2018-05 as of July 1, 2018, on a prospective basis. As a result, the Company capitalized $21,000 of costs related to the implementation of a cloud-based component of Platform id., which will be licensed to customers. Capitalized costs are amortized as Cost of revenues on the Statement of Operations over an estimated life of four years.

In June 2018, the FASB announced ASU 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company elected to adopt ASU 2018-07 as of January 1, 2018. The adoption did not require the Company to restate any previously reported periods of the Statement of Operations or Balance Sheet. The Company has one contract with a non-employee to perform services for share-based payments, the compensation of which is properly accounted for in the Consolidated Financial Statements as of and for the year ended December 31, 2018.

In March 2018, the FASB announced ASU 2018-05 Income Taxes (Topic 740): Amendments to Securities and Exchange Commission (“SEC”) Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118 (“SAB 118”). ASU 2018-05 adds guidance indicated in Questions 1 and 2 from SAB 118 to the codification. SAB 118 addresses the application of US GAAP in situations when a registrant does not have all of the necessary information available, prepared and analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “2017 Act”), which was signed into law on December 22, 2017. In previous quarters the Company included a best estimate of the effects of the 2017 Act, and has now completed the calculation as of the most recent provision. The Company has determined the impact of the adoption of the 2017 Act to be a benefit of $316,000. The Company recognized a provisional tax benefit of $351,000 during the year ended December 31, 2017 and recorded an expense of $35,000 during the year ended December 31, 2018. ASU 2018-05 is effective immediately upon addition to the FASB codification.

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

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Legacy		Current	Legacy		Current
Revenue:	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP
Platform and Technology	$8,136	$457	$8,593	$6,398	$683	$7,081
Services	6,096	(457)	5,639	6,230	(683)	5,547
Total Revenue	$14,232	$—	$14,232	$12,628	$—	$12,628

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

The SEC released SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification, which adopts amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. The amendments also refer certain SEC disclosure requirements that overlap with, but require information incremental to U.S. GAAP to the FASB for potential incorporation into U.S. GAAP. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. These amendments are part of an initiative by the Division of Corporation Finance to review disclosure requirements applicable to issuers to consider ways to improve the requirements for the benefit of investors and issuers. The amendments were effective November 5, 2018 and have not had a material impact to the Company.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect the adoption of this standard will not have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our office operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we currently expect to recognize additional operating liabilities of approximately $135,000, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for our Utah and London office leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $17,222,000 and $4,917,000 at December 31, 2018 and 2017, respectively. We did not hold any marketable securities as of December 31, 2018 or 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the two years ended December 31, 2018, and 2017, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2018, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after December 31, 2018 in connection with the solicitation of proxies for the Company’s 2019 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2018” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS. To Be Updated

(a) Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Form S-3 filed on May 10, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 12, 2014)
10.1	2014 Equity Incentive Plan (incorporated by reference to Annex A to the Schedule 14A filed on April 2, 2014)
10.2	Executive Employment Agreement dated April 30, 2015 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2014)
10.3	Executive Employment Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2015)
10.4	Incentive Stock Option Grant and Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 19, 2015)
10.5	Indemnification Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 19, 2015)
10.6	First Amendment to 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 13, 2016)
10.7	First Amendment to Executive Employment Agreement dated May 4, 2017 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2017)
10.8	First Amendment to Executive Employment Agreement dated May 4, 2017 with Steven Knerr (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2017)
10.9	Stock Purchase Agreement dated October 2, 2017 with Kurtis D. Hughes (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 3, 2017)
10.10	Stock Purchase Agreement dated July 3, 2018 with ACCESSWIRE Canada Ltd. and Fred Gautreau (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 5, 2018)
10.11	Stock Repurchase Agreement dated November 28, 2018 with EQS Group AG (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 4, 2018)
10.12	Asset Purchase Agreement dated January 3, 2019 with Onstream Media Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2019)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
———————
* Filed herewith

(c) Financial Statement Schedules omitted
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: February 28, 2019	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	February 28, 2019	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Steven Knerr	February 28, 2019	Chief Financial Officer
Steven Knerr		(Principal Accounting Officer)

/s/ William Everett	February 28, 2019	Director, Chairman of the Board and Member of the Audit Committee
William Everett		and Strategic Advisory Committee

/s/ J. Patrick Galleher	February 28, 2019	Director, Chairman of the Compensation Committee
J. Patrick Galleher		and Strategic Advisory Committee

/s/ Michael Nowlan	February 28, 2019	Director, Chairman of the Audit Committee
Michael Nowlan

/s/ Eric Frank	February 28, 2019	Director, Chairman of the Technology Oversight Committee
Eric Frank		and Member of the Compensation Committee

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Issuer Direct Corporation
Morrisville, North Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
February 28, 2019

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$17,222	$4,917
Accounts receivable (net of allowance for doubtful accounts of $534 and $425, respectively)	1,593	1,275
Income tax receivable	90	725
Other current assets	89	193
Total current assets	18,994	7,110
Capitalized software (net of accumulated amortization of $1,310 and $497, respectively)	1,957	2,749
Fixed assets (net of accumulated depreciation of $452 and $388, respectively)	132	145
Other long-term assets	35	18
Goodwill	5,032	4,070
Intangible assets (net of accumulated amortization of $4,219 and $3,699, respectively)	2,802	2,858
Total assets	$28,952	$16,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371	$666
Accrued expenses	577	613
Current portion of note payable (See Note 4)	320	288
Income taxes payable	83	65
Deferred revenue	1,249	887
Total current liabilities	2,600	2,519
Note payable – long-term (net of discount of $45 and $70, respectively) (See Note 4)	276	570
Deferred income tax liability	413	573
Other long-term liabilities	—	77
Total liabilities	3,289	3,739
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,829,572 and 3,014,494 shares issued and outstanding as of December 31, 2018 and 2017, respectively.	4	3
Additional paid-in capital	22,525	10,400
Other accumulated comprehensive income (loss)	(17)	34
Retained earnings	3,151	2,774
Total stockholders' equity	25,663	13,211
Total liabilities and stockholders’ equity	$28,952	$16,950

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017
Revenues	$14,232	$12,628
Cost of revenues	4,103	3,395
Gross profit	10,129	9,233
Operating costs and expenses:
General and administrative	4,085	3,384
Sales and marketing	3,002	2,604
Product development	1,276	763
Depreciation and amortization	603	454
Total operating costs and expenses	8,966	7,205
Operating income	1,163	2,028
Other income (expense):
Other expense	—	(24)
Interest income (expense), net	47	(2)
Total other income (expense)	47	(26)
Income before taxes	1,210	2,002
Income tax expense	373	131
Net income	$837	$1,871
Income per share – basic	$0.25	$0.63
Income per share – diluted	$0.24	$0.62
Weighted average number of common shares outstanding – basic	3,415	2,947
Weighted average number of common shares outstanding – diluted	3,463	3,033

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2018	2017
Net income	$837	$1,871
Foreign currency translation adjustment	(51)	70
Comprehensive income	$786	$1,941

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2018 AND 2017
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2016	2,860,944	$3	$9,120	$(36)	$1,491	$10,578
Stock-based compensation expense	—	—	573	—	—	573
Exercise of stock awards, net of tax	128,315	—	389	—	—	389
Shares issued upon acquisition of Interwest (see Note 4)	25,235	—	318	—	—	318
Dividends	—	—	—	—	(588)	(588)
Foreign currency translation	—	—	—	70	—	70
Net income	—	—	—	—	1,871	1,871
Balance at December 31, 2017	3,014,494	$3	$10,400	$34	$2,774	$13,211
Stock-based compensation expense	—	—	629	—	—	629
Exercise of stock awards, net of tax	99,376	—	747	—	—	747
Shares issued upon acquisition of FSCwire (see Note 4)	3,402	—	62	—	—	62
Secondary stock offering (see Note 7)	927,418	1	13,322	—	—	13,323
Stock repurchase and retirement (see Note 7)	(215,118)	—	(2,635)	—	—	(2,635)
Dividends	—	—	—	—	(460)	(460)
Foreign currency translation	—	—	—	(51)	—	(51)
Net income	—	—	—	—	837	837
Balance at December 31, 2018	3,829,572	$4	$22,525	$(17)	$3,151	$25,663

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$837	$1,871
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	359	181
Depreciation and amortization	1,397	735
Deferred income taxes	(336)	(50)
Non-cash interest expense	25	6
Stock-based compensation expense	629	516
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(645)	(66)
Decrease (increase) in deposits and prepaid assets	743	(711)
Increase (decrease) in accounts payable	(322)	309
Increase (decrease) in deferred revenue	296	12
Increase (decrease) in accrued expenses	(114)	(291)
Net cash provided by operating activities	2,869	2,512

Cash flows from investing activities
Purchase of acquired businesses, net of cash received (See Note 4)	(1,123)	(1,872)
Capitalized software	(21)	(934)
Purchase of fixed assets	(51)	(11)
Net cash used in investing activities	(1,195)	(2,817)

Cash flows from financing activities
Proceeds from secondary stock offering (see Note 7)	13,323	—
Proceeds from exercise of stock options, net of income taxes	747	389
Payment for stock repurchase and retirement (see Note 7)	(2,635)	—
Payment on notes payable (See Note 4)	(288)	—
Payment of dividend	(460)	(588)
Net cash provided by (used in) financing activities	10,687	(199)

Net change in cash	12,361	(504)
Cash- beginning	4,917	5,339
Currency translation adjustment	(56)	82
Cash- ending	$17,222	$4,917

Supplemental disclosures:
Cash paid for income taxes	$66	$943
Non-cash activities:
Stock-based compensation - capitalized software	$—	$57
Purchase of Interwest in exchange of note payable	$—	$851

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1: Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. Today, Issuer Direct is an industry-leading global communications and compliance company focusing on the needs of corporate issuers. Issuer Direct's principal platform, Platform id.™, empowers users by thoughtfully integrating the most relevant tools, technologies and products, thus eliminating the complexity associated with producing and distributing their business communications and financial information. The Company operates under several brands in the market, including Direct Transfer, PrecisionIR (PIR), Blueprint, Classify, Investor Network, iProxy Direct, iR Direct, QX Interactive, Interwest, ACCESSWIRE and FSCwire. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a customer’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

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

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States, Canada, and Europe. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts in the United States. As of December 31, 2018, the Company had $16,500,000 which exceeds the insured amounts in the United States. The Company also had cash of $226,000 in Europe, and $165,000 in Canada on hand at December 31, 2018.

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
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Deferred revenue as of December 31, 2018 and 2017 was $1,249,000 and $887,000, respectively, and is expected to be recognized within one year. Revenue recognized for the year ended December 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $887,000 and $843,000, respectively. Accounts receivable related to contracts with customers was $1,593,000 and $1,275,000 as of December 31, 2018 and 2017, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of December 31, 2018, the Company capitalized $18,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Earnings per Share

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options and restricted stock units totaling 41,000 and 89,500 were excluded in the computation of diluted earnings per common share during the years ended December 31, 2018 and 2017, respectively, because their impact was anti-dilutive.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. The allowance is made up of specific reserves, as deemed necessary, on customer account balances, and a reserve based on our historical experience. The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2018 and 2017 (in 000’s):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Beginning balance	$425	$429
Bad debt expense	359	181
Write-offs	(250)	(185)
Ending balance	$534	$425

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

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Capitalized Software

Costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. The Company capitalized $21,000 and $991,000 during the years ended December 31, 2018 and 2017, respectively. Included in the amount capitalized for the years ended December 31, 2018 and 2017 was $0 and $57,000 related to stock-based compensation. The Company recorded amortization expense of $813,000 and $290,000 during the years ended December 31, 2018 and 2017, respectively, $795,000 and $280,000 of which is included in Cost of revenues on the Consolidated Statements of Income. For the years ended December 31, 2018 and 2017, the remaining amount of $18,000 and $10,000 is included in Depreciation and amortization, as it relates to back-office supporting systems.

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

Fair Value Measurements

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

●
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market. Our cash and cash equivalents are quoted at Level 1.
●
Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

As of December 31, 2018 and 2017, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology and trademarks that are initially measured at fair value. At the time of the business combination, trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (7-10 years), customer lists (3 years), distribution partner relationships (10 years), trademarks related to PIR (3-5 years) and software and technology (3-5 years) are amortized over their estimated useful lives.

Advertising

The Company expenses advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Advertising expense totaled $115,000 and $104,000, during the years ended December 31, 2018 and 2017, respectively.

Recently adopted accounting pronouncements

In August 2018, the FASB announced Accounting Standards Update (“ASU”) 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this pronouncement align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. This pronouncement is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either retrospectively, or prospectively, to all implementation costs incurred after the date of adoption. The Company elected to adopt ASU 2018-05 as of July 1, 2018, on a prospective basis. As a result, the Company capitalized $21,000 of costs related to the implementation of a cloud-based component of Platform id., which will be licensed to customers. Capitalized costs are amortized as Cost of revenues on the Statement of Operations over an estimated life of four years.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

In June 2018, the FASB announced ASU 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company elected to adopt ASU 2018-07 as of January 1, 2018. The adoption did not require the Company to restate any previously reported periods of the Statement of Operations or Balance Sheet. The Company has one contract with a non-employee to perform services for share-based payments, the compensation of which is properly accounted for in the Consolidated Financial Statements as of and for the year ended December 31, 2018.

In March 2018, the FASB announced ASU 2018-05 Income Taxes (Topic 740): Amendments to Securities and Exchange Commission (“SEC”) Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118 (“SAB 118”). ASU 2018-05 adds guidance indicated in Questions 1 and 2 from SAB 118 to the codification. SAB 118 addresses the application of US GAAP in situations when a registrant does not have all of the necessary information available, prepared and analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “2017 Act”), which was signed into law on December 22, 2017. In previous quarters the Company included a best estimate of the effects of the 2017 Act, and has now completed the calculation as of the most recent provision. The Company has determined the impact of the adoption of the 2017 Act to be a benefit of $316,000. The Company recognized a provisional tax benefit of $351,000 during the year ended December 31, 2017 and recorded an expense of $35,000 during the year ended December 31, 2018. ASU 2018-05 is effective immediately upon addition to the FASB codification.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. In-depth reviews of customer contracts were completed and analyzed to meet the standard’s reporting and disclosure requirements. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in this Note under the subheading Revenue Recognition as well as Note 10, Revenues.

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

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Legacy		Current	Legacy		Current
Revenue:	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP
Platform and Technology	$8,136	$457	$8,593	$6,398	$683	$7,081
Services	6,096	(457)	5,639	6,230	(683)	5,547
Total Revenue	$14,232	$—	$14,232	$12,628	$—	$12,628

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

The SEC released SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification, which adopts amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. The amendments also refer certain SEC disclosure requirements that overlap with, but require information incremental to U.S. GAAP to the FASB for potential incorporation into U.S. GAAP. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. These amendments are part of an initiative by the Division of Corporation Finance to review disclosure requirements applicable to issuers to consider ways to improve the requirements for the benefit of investors and issuers. The amendments were effective November 5, 2018 and have not had a material impact to the Company.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect the adoption of this standard will not have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our office operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we currently expect to recognize additional operating liabilities of approximately $135,000, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for our Utah and London office leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In connection with the Company’s acquisition of the VisualWebcaster Platform (“VWP”) from Onstream Media Corporation (See Note 13), the Company assumed two short term leases in New York City, NY and entered into a three-year office lease in Florida for which the Company expects to recognize a ROU asset and lease liability of approximately $125,000.

Note 3: Fixed Assets

in $000’s	December 31,
	2018	2017
Computers equipment	$134	$125
Furniture & equipment	320	301
Leasehold improvements	130	107
Total fixed assets, gross	584	533
Less: Accumulated depreciation	(452)	(388)
Total fixed assets, net	$132	$145

Depreciation expense on fixed assets for the years ended December 31, 2018 and 2017 totaled $64,000 and $70,000, respectively.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 4: Recent Acquisitions

Acquisition of Filing Services Canada Inc. (“FSCwire”)

On July 3, 2018, the Company entered into a Stock Purchase Agreement (the “FSCwire Agreement”) with the sole shareholder of FSCwire, a company incorporated under the Business Corporations Act (Alberta), whereby the Company purchased all of the outstanding equity securities. Under the terms of the FSCwire Agreement, the Company paid $1,140,000 at closing ($180,000 of which was paid into an escrow account to cover standard representations and warranties included within the Purchase agreement) and issued 3,402 shares of restricted common stock of the Company.

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $52,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date. During the year ended December 31, 2018, the Company employed a third party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from FSCwire. The valuation was finalized during the fourth quarter of 2018 and resulted in the tangible and intangible assets and liabilities disclosed below, including the addition of the deferred tax liability which was not included in previous disclosures. The income approach was used to determine the value of FSCwire’s customer relationships. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The relief from royalty method was used to value the distribution partner relationships. The relief from royalty method determines the fair value by calculating what a typical license fee would be in order to obtain the same or similar distribution rights from market participants. Projected cash flows consider revenue assumptions allocated to certain distribution partners and royalty rates of willing market participants.

The transaction resulted in recording intangible assets and goodwill at a fair value of $1,426,000 as follows (in 000’s):

Initial cash payment	$1,140
Fair value of restricted common stock issued	62
Total Consideration	1,202
Plus: excess of liabilities assumed over assets acquired	224
Total fair value of FSCwire intangible assets and goodwill	$1,426

The tangible assets and liabilities acquired were as follows (in 000’s):

Cash	$17
Accounts receivable, net	42
Total assets	59

Accounts payable and accrued expenses	35
Deferred revenue	78
Deferred tax liability	170
Total liabilities	283
Excess of liabilities assumed over assets acquired	$(224)

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The identified intangible assets as a result of the acquisition are as follows (in 000’s):

Customer relationships	$311
Distribution partner relationships	153
Goodwill	962
$1,426

The Company has elected not to provide unaudited pro forma financial information for the FSCwire acquisition, because the acquisition was not considered a significant acquisition in accordance with Rule 3-05 of the SEC's Regulation S-X.

Acquisition of Interwest Transfer Company, Inc.

On October 2, 2017, the Company entered into a Stock Purchase Agreement (the “Interwest Agreement’) with the sole shareholder of Interwest, a Utah corporation and transfer agent business located in Salt Lake City, Utah, whereby the Company purchased all of the outstanding equity securities. Under the terms of the Interwest Agreement, the Company paid $1,935,000 at closing, $288,000 upon the first anniversary of the closing and will pay $320,000 on each of the second and third anniversary dates of the closing and issued 25,235 shares of restricted common stock of the Company to the sole shareholder at closing.

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $20,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date. During the year ended December 31, 2017, the Company employed a third party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from Interwest. The income approach was used to determine the value of Interwest’s trademarks and customer relationships.

The transaction resulted in recording intangible assets and goodwill at a fair value of $3,680,000 as follows (in 000’s):

Initial cash payment	$1,935
Fair value of restricted common stock issued	318
Fair value of anniversary payments	851
Total Consideration	3,104
Plus: excess of liabilities assumed over assets acquired	576
Total fair value of Interwest intangible assets and goodwill	$3,680

The tangible assets and liabilities acquired were as follows (in 000’s):

Cash	$63
Accounts receivable, net	84
Prepaid expenses	17
Total assets	164
Accounts payable and accrued expenses	12
Deferred revenue	21
Deferred tax liability	707
Total liabilities	740
Excess of liabilities assumed over assets acquired	$(576)

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

$ in 000’s	Year Ended December 31, 2017

Revenues	$13,851
Net Income	$2,336
Basic earnings per share	$0.79
Diluted earnings per share	$0.77

Note 5: Goodwill and Other Intangible Assets

The components of intangible assets are as follows (in 000’s):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	3,735	(1,534)	2,201
Proprietary software	782	(753)	29
Distribution partner relationships	153	(8)	145
Trademarks – definite-lived	173	(154)	19
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$7,021	$(4,219)	$2,802

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	3,424	(1,099)	2,325
Proprietary software	782	(717)	65
Trademarks – definite-lived	173	(113)	60
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$6,557	$(3,699)	$2,858

The Company performed its annual assessment for impairment of goodwill and intangible assets and determined there was no impairment as of and for the years ended December 31, 2018 and 2017.

The amortization of intangible assets is a charge to operating expenses and totaled $520,000 and $375,000 in the years ended 2018 and 2017, respectively.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The future amortization of the identifiable intangible assets is as follows (in 000’s):

Years Ending December 31:
2019	$513
2020	406
2021	255
2022	227
2023	227
Thereafter	766
Total	$2,394

Our goodwill balance of $5,032,000 at December 31, 2018, was related to our acquisition of Basset Press in July 2007, PIR in 2013, ACCESSWIRE in 2014, Interwest in 2017 and FSCwire in 2018. We conducted our annual impairment analyses as of October 1, of 2018 and 2017 and determined that no goodwill was impaired.

Note 6: Line of Credit

Effective October 4, 2018, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,500,000 to $3,000,000. The interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 1.75%. As of December 31, 2018, the interest rate was 4.25% and the Company did not owe any amounts on the Line of Credit.

Note 7: Equity

Dividends

During the years ended December 31, 2018 and 2017, we paid dividends totaling $460,000, or $0.15 per share, and $588,000 or $0.20 per share, respectively, to holders of shares of common stock.

Preferred stock and common stock

There were no issuances of preferred stock during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the Company had the following issuances of common stock in addition to stock issued pursuant to vesting of restricted stock units and exercise of options to purchase common stock:

●
The Company issued 2,500 shares of common stock to consultants in exchange for services during the years ended December 31, 2018 and 2017, and recognized expense of $38,000 and $31,000, respectively, for the value of those shares.
●
On July 3, 2018, the Company issued 3,402 shares as part of the acquisition of FSCwire and on October 2, 2017, the Company issued 25,235 shares as part of the acquisition of Interwest (see Note 4).

Secondary public offering

On August 17, 2018, the Company completed a secondary public offering of 806,451 shares of its common stock at a price to the public of $15.50 per share. In addition, the Company granted the underwriter a 30-day option to purchase an additional 120,967 shares of its common stock to cover over-allotments, which were sold on August 24, 2018. The aggregate gross proceeds of the offering were $14,375,000. Closing costs of $1,052,000, which consisted of underwriting commissions, legal and accounting fees and other offering expenses, were netted against the proceeds, which resulted in net proceeds to the Company of $13,323,000. The net proceeds of the offering are included in Additional paid-in capital on the Balance Sheet as of December 31, 2018.

Stock repurchase and retirement

On November 28, 2018, the Company entered into a Stock Repurchase Agreement with EQS Group AG (the “Stockholder”) whereby the Company agreed to purchase 215,118 shares (the “Repurchased Shares”) of the Company’s common stock, par value $0.001, from the Stockholder for a per share purchase price of $12.25, or an aggregate purchase price of $2,635,000. On December 5, 2018, the transaction closed and the Company acquired the Repurchased Shares and subsequently retired all of the Repurchased Shares.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 8: Stock Options and Restricted Stock Units

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of December 31, 2018, 339,000 awards had been granted under the 2014 Plan.

On August 9, 2010, the shareholders of the Company approved the 2010 Equity Incentive Plan (the “2010 Plan”). Under the terms of the 2010 Plan, 150,000 shares of the Company’s common stock were authorized for the issuance of stock options and restricted stock. The 2010 Plan also provides for an automatic annual increase in the number of authorized shares of common stock issuable beginning in 2011 equal to the lesser of (a) 2% of shares outstanding on the last day of the immediately preceding year, (b) 50,000 shares, or (c) such lesser number of shares as the Company’s board of directors shall determine, provided, however, in no event shall the maximum number of shares that may be issued under the Plan pursuant to stock awards be greater than 15% of the aggregate shares outstanding on the last day of the immediately preceding year. With the automatic increases, there were 220,416 authorized shares of common stock on January 1, 2012. On January 20, 2012, the Company’s Board of Directors approved an increase in the number of shares authorized under the 2010 Plan from 220,416 to 420,416. This increase was ratified by the shareholders of the Company on June 29, 2012. On December 31, 2018, there were no shares remaining for awards to be issued under the 2010 Plan.

The following is a summary of stock options issued during the year ended December 31, 2018 and 2017:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	163,850	$0.01 - 13.49	$8.30	$297,542
Options granted	32,000	13.00	13.00	—
Options exercised	(56,645)	0.01 - 9.26	6.32	393,729
Options forfeited/cancelled	(1,917)	9.26	9.26	3,984
Balance at December 31, 2017	137,288	$0.01 - 13.49	$10.20	$1,119,562
Options granted	32,000	17.40	17.40	—
Options exercised	(61,875)	7.76 - 13.49	11.46	346,284
Options forfeited/cancelled	(8,850)	0.01 – 9.26	2.76	134,099
Balance at December 31, 2018	98,563	$6.80 - 17.40	$12.56	$127,306

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2018 and 2017 of $11.35 and $18.35, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2018 and 2017. As of December 31, 2018, there was $103,000 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2019.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01 - $7.00	10,000	$6.80	6.89	9,167
$7.01 - $8.00	20,313	7.76	4.74	20,313
$8.01 - $10.00	4,250	9.26	5.99	4,250
$10.01 - $15.00	32,000	13.00	8.74	32,000
$15.01 - $17.40	32,000	17.40	9.42	—
Total	98,563	$12.56	7.83	65,730

Of the 98,563 stock options outstanding, 64,000 are non-qualified stock options. All options have been registered with the SEC.

The fair value of common stock options issued during the year ended December 31, 2018 and 2017 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Year ended December 31, 2018	Year ended December 31, 2017
Expected dividend yield	1.15%	1.54%
Expected stock price volatility	50%	54%
Weighted-average risk-free interest rate	2.75%	1.91%
Weighted-average expected life of options (in years)	5.50	5.27

The following is a summary of restricted stock units issued during the year ended December 31, 2018 and 2017:

	Number of Options Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2016	126,500	$6.35	$1,138,500
Units granted	17,500	10.75	104,000
Units vested/issued	(69,170)	6.95	799,563
Units forfeited	(9,665)	7.88	106,330
Balance at December 31, 2017	65,165	$6.66	$1,131,703
Units granted	9,000	17.43	156,850
Units vested/issued	(34,996)	7.28	850,984
Units forfeited	(2,500)	5.80	43,329
Balance at December 31, 2018	36,669	$8.76	$257,987

As of December 31, 2018, there was $255,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2019. All restricted stock units have been registered with the SEC.

During the year ended December 31, 2018 and 2017, we recorded compensation expense of $629,000 and $516,000, respectively, related to stock options and restricted stock units. Additionally, during the year ended December 31, 2017, $57,000 of additional cost was capitalized as Capitalized software on the Consolidated Balance Sheet as of December 31, 2017. No additional costs were capitalized during the year ended December 31, 2018.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 9: Commitments and Contingencies

Office Lease

In October 2015, we signed a three-year lease extension for our 16,059 square-foot corporate headquarters in Morrisville, NC. Our required remaining minimum lease payments are $135,000.

Additionally, we have an office in Salt Lake City, Utah and a shared office facility in London, England, both of which are on a short term lease. Rent expense associated with our office leases totaled $255,000 and $205,000 for the years ended December 31, 2018 and 2017, respectively.

In connection with the Company’s acquisition of the VisualWebcaster Platform (“VWP”) from Onstream Media Corporation (See Note 13), the Company assumed two short term leases in New York City, New York and entered into a three-year office lease in Florida for which the Company expects to recognize a ROU asset and lease liability of approximately $125,000.

Litigation

From time to time, the Company may be involved in litigation that arises through the normal course of business. The Company is neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

Note 10: Revenues

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

For the years ended December 31, 2018 and 2017, we generated revenues from the following revenue streams as a percentage of total revenue (in 000’s):

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	Percentage	Amount	Percentage
Revenue Streams
Platform and Technology	$8,593	60.4%	$7,081	56.1%
Services	5,639	39.6%	5,547	43.9%
Total	$14,232	100.0%	$12,628	100.0%

	Year Ended December 31
	2018	2017
Geographic region
North America	$13,488	$11,461
Europe	744	1,167
Total revenues	$14,232	$12,628

We did not have any customers during the years ended December 31, 2018 or 2017 that accounted for more than 10% of our revenue. We had one customer that comprised approximately 12% of our total accounts receivable balance at December 31, 2018 and there were no customers representing more than 10% of our total accounts receivable as of December 31, 2017.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

We believe we do not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 11: Income Taxes

The provision for income taxes consisted of the following components for the years ended December 31 (in 000’s):

	2018	2017
Current:
Federal	$499	$116
State	145	13
Foreign	73	62
Total Current	717	191
Deferred:
Federal	(259)	(59)
State	(59)	23
Foreign	(26)	(24)
Total Deferred	(344)	(60)
Total expense for income taxes	$373	$131

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31 (in 000's, except percentages):

	2018		2017
	Amount	Percentage	Amount	Percentage
Federal statutory tax rate	$254	21.0%	$681	34.0%
State tax rate	55	4.6%	21	1.0%
Permanent difference – stock-based compensation	(2)	(0.1)%	(156)	(7.8)%
Permanent difference – other	4	0.1%	63	3.1%
Tax reform deferred re-measurement	—	—	(351)	(17.5)%
Provision to return	96	7.9%	(3)	(0.1)%
Tax on foreign earnings – tax reform	41	3.5%	—	—%
Foreign rate differential	2	0.1%	(41)	(2.0)%
Research and development credit	(77)	(6.3)%	(70)	(3.5)%
Sub-total	373	30.8%	144	7.2%
Change in valuation allowance	—	—	(13)	(0.7)%
Total	$373	30.8%	$131	6.5%

                The effective income tax rate for 2018 was favorably impacted by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”), which was signed into law on December 22, 2017. The 2017 Act included a reduction in the federal corporate tax rate to 21%. The favorable impact of the reduction in the federal corporate tax rate was partially offset by certain international tax provisions during 2018, including the Global Intangible Low-taxed Income (“GILTI”) provisions and the mandatory repatriation of undistributed foreign earnings, that negatively impacted the effective income tax rate. In addition, the effective income tax rate for 2018 was favorably impacted by the research and development tax credit.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

In response to the 2017 Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") which allowed issuers to recognize provisional estimates of the impact of the 2017 Act in their financial statements and adjust in the period in which the estimate becomes finalized, or in circumstances where estimates cannot be made, to disclose and recognize within a one-year measurement period. At December 31, 2017 and throughout 2018, the Company applied the guidance described under SAB 118 and recorded provisional estimates for the effects of the 2017 Act in connection with the following: one-time transition tax, re-measurement of deferred tax assets and liabilities, tax on GILTI and the impact of the 2017 Act on the Company’s permanent reinvestment assertions with respect to its undistributed earnings. As of December 31, 2018, the Company has now completed the accounting for the income tax effects of the 2017 Act. As a result, the Company recognized additional tax expense of $76,000 which consisted of additional income tax expense associated with the adjustment to the Company’s original provisional charges recorded in connection with the one-time transition tax and the current year impact of the GILTI provisions.

The 2017 Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.

Components of net deferred income tax assets, including a valuation allowance, are as follows at December 31 (in 000's):

	2018	2017	Change
Assets:
Net operating loss	$25	$69	$(44)
Deferred revenue	256	122	134
Allowance for doubtful accounts	109	88	21
Stock options	116	184	(68)
Basis difference in intangible assets	16	9	5
Prepaid D&O Insurance	—	2	(2)
Foreign tax credits carryforward	1,181	1,181	—
Total deferred tax asset	1,703	1,655	32
Less: Valuation allowance	(1,181)	(1,181)	—
Total net deferred tax asset	522	474	32

Liabilities
Prepaid expenses	(11)	(35)	24
Capitalized software	(285)	(475)	162
Purchase of intangibles	(630)	(534)	216
Other	(9)	(3)	(5)
Total deferred tax liability	(935)	(1,047)	128

Total net deferred tax asset / (liability)	$(413)	$(573)	$160

A valuation allowance of $1,181,000 was recorded against deferred tax assets as of December 31, 2018 and 2017. The valuation allowance relates to a full valuation allowance on the remaining foreign tax credit carryforwards. For the year ended December 31, 2017, the Company released a portion of the valuation allowance in the amount of $13,000 attributable to the utilization of foreign net operating losses, which constituted a final utilization and release of the valuation allowance for foreign net operating losses.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. In assessing the recoverability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. It has been determined that is more likely than not that the deferred tax assets attributable to foreign tax credit carryforwards will not be realized, as it has been deemed unlikely that there will be generation of taxable income for the subsidiaries that carry these losses or that sufficient foreign source income would be generated in the appropriate basket to use the foreign tax credits.

The Company had no unrecognized tax benefits as of December 31, 2018 or December 31, 2017. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties at December 31, 2018.

Undistributed earnings of the Company’s foreign subsidiaries are insignificant as of December 31, 2018. With the enactment of the 2017 Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2017, 2016 and 2015 are open to audit by federal and state taxing authorities.

Note 12: Employee Benefit Plans

The Company sponsors a defined contribution 401(k) Profit Sharing Plan and allows all employees in the United States to participate. Matching and profit sharing contributions to the plan are at the discretion of management, but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $25,000 and $20,000 during the years ended December 31, 2018 and 2017, respectively.

The Company also sponsors a defined contribution plan which covers substantially all employees in the United Kingdom. Employer contributions to the plan are at the discretion of management. The Company's contribution expense for discretionary contributions were $4,000 and $5,000 for the year ended December 31, 2018 and 2017, respectively.

Note 13: Subsequent Events

On January 3, 2019, we acquired the VisualWebcaster Platform (“VWP”) from Onstream Media Corporation for $2,788,000 cash paid at closing. VWP is a leading cloud-based earnings webcast, webinar and training platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we believe will integrate nicely into Platform id. Although the transaction was structured as an asset purchase, the initial purchase accounting analysis has determined the acquisition should be accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.