Form 10-Q
period 2019-03-31
ISSUER DIRECT CORP
filed 2019-05-02
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,854,568 shares of common stock were issued and outstanding as of May 2, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,961	$17,222
Accounts receivable (net of allowance for doubtful accounts of $731 and $534, respectively)	2,237	1,593
Income tax receivable	122	90
Other current assets	238	89
Total current assets	17,558	18,994
Capitalized software (net of accumulated amortization of $1,514 and $1,310, respectively)	1,753	1,957
Fixed assets (net of accumulated amortization of $468 and $452, respectively)	122	132
Other long-term assets	264	35
Goodwill	6,051	5,032
Intangible assets (net of accumulated amortization of $4,410 and $4,219, respectively)	4,367	2,802
Total assets	$30,115	$28,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$625	$371
Accrued expenses	889	577
Current portion of note payable	320	320
Income taxes payable	40	83
Deferred revenue	1,464	1,249
Total current liabilities	3,338	2,600
Note payable – long-term (net of discount of $38 and $45, respectively)	282	276
Deferred income tax liability	419	413
Other long-term liabilities	74	—
Total liabilities	4,113	3,289
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,854,568 and 3,829,572 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	4	4
Additional paid-in capital	22,662	22,525
Other accumulated comprehensive income	(20)	(17)
Retained earnings	3,356	3,151
Total stockholders' equity	26,002	25,663
Total liabilities and stockholders’ equity	30,115	$28,952

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018

Revenues	$4,179	$3,530
Cost of revenues	1,302	1,021
Gross profit	2,877	2,509
Operating costs and expenses:
General and administrative	1,361	1,004
Sales and marketing expenses	820	750
Product development	337	298
Depreciation and amortization	212	142
Total operating costs and expenses	2,730	2,194
Operating income	147	315
Interest income (expense), net	71	(5)
Net income before income taxes	218	310
Income tax (benefit) expense	13	(10)
Net income	$205	$320
Income per share – basic	$0.05	$0.11
Income per share – fully diluted	$0.05	$0.10
Weighted average number of common shares outstanding – basic	3,850	3,036
Weighted average number of common shares outstanding – fully diluted	3,869	3,111

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Net income	$205	$320
Foreign currency translation adjustment	(3)	43
Comprehensive income	$202	$363

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
 (in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2017	3,014,494	$3	$10,400	$34	$2,774	$13,211
Stock-based compensation expense	—	—	142	—	—	142
Exercise of stock awards, net of tax	47,626	—	161	—	—	161
Foreign currency translation	—	—	—	43	—	43
Dividends	—	—	—	—	(152)	(152)
Net income	—	—	—	—	320	320
Balance at March 31, 2018	3,062,120	$3	$10,703	$77	$2,942	$13,725

Balance at December 31, 2018	3,829,572	$4	$22,525	$(17)	$3,151	$25,663
Stock-based compensation expense	—	—	137	—	—	137
Exercise of stock awards, net of tax	24,996	—	—	—	—	—
Foreign currency translation	—	—	—	(3)	—	(3)
Net income	—	—	—	—	205	205
Balance at March 31, 2019	3,854,568	$4	$22,662	$(20)	$3,356	$26,002

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$205	$320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412	340
Bad debt expense	224	43
Deferred income taxes	6	(8)
Non-cash interest expense	7	6
Stock-based compensation expense	137	142
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(869)	(253)
Decrease (increase) in deposits and prepaid assets	(273)	(70)
Increase (decrease) in accounts payable	254	(154)
Increase (decrease) in accrued expenses	218	(66)
Increase (decrease) in deferred revenue	215	237
Net cash provided by operating activities	536	537

Cash flows from investing activities:
Purchase of VisualWebcaster Platform	(2,788)	—
Purchase of fixed assets	(6)	(25)
Net cash used in investing activities	(2,794)	(25)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	—	160
Payment of dividends	—	(152)
Net cash provided by financing activities	—	8

Net change in cash	(2,258)	520
Cash – beginning	17,222	4,917
Currency translation adjustment	(3)	46
Cash – ending	$14,961	$5,483

Supplemental disclosures:
Cash paid for income taxes	$37	$12
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$260	$—

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2019 and statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2019 and 2018 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2018 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options and restricted stock units totaling 110,000 and 1,000 were excluded in the computation of diluted earnings per common share during the three-month periods ended March 31, 2019 and 2018, respectively, because their impact was anti-dilutive.

Revenue Recognition

Substantially all of the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts to perform compliance or other services. Customers consist primarily of corporate issuers and professional firms, such as investor relations and public relations firms. In the case of our news distribution and webcasting offerings, our customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Deferred revenue as of March 31, 2019 and December 31, 2018 was $1,464,000 and $1,249,000, respectively, and is expected to be recognized within one year. Revenue recognized for the three months ended March 31, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $690,000 and $488,000, respectively. Accounts receivable related to contracts with customers was $2,237,000 and $1,593,000 as of March 31, 2019 and December 31, 2018, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of March 31, 2019 and December 31, 2018, the Company has capitalized $20,000 and $18,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. No costs were capitalized during the three-month periods ended March 31, 2019 and 2018. The Company recorded amortization expense of $204,000 and $201,000 during the three-month periods ended March 31, 2019 and 2018, respectively. All of the amortization is included in Cost of revenues on the Consolidated Statements of Income, with the exception of $4,000 and $2,000, which is included in Depreciation and amortization for each of the three-month periods ended March 31, 2019 and 2018, respectively, as it relates to back-office supporting systems.

Lease Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for office space and are included within operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

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
●
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
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

As of March 31, 2019 and December 31, 2018, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (7-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-6 years) are amortized over their estimated useful lives.

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

Recently adopted accounting pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on January 1, 2019, which is also the day we elected to adopt the new standard. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We chose the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of January 1, 2019. See the table below for the impact of adoption of the lease standard on our balance sheet accounts as of the day of adoption, January 1, 2019 ($ in 000’s):

	As Previously Reported	New Lease Standard Adjustment	As Adjusted
ROU asset	$-	$102	$102
Lease liability	-	135	135
Deferred rent	33	(33)	-

Note 3: Recent Acquisitions

Acquisition of the VisualWebcaster Platform (“VWP”)

On January 3, 2019 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “VWP Agreement”) with Onstream Media Corporation, a Florida corporation (the “Seller”), whereby the Company purchased certain assets related primarily to customer accounts, intellectual property, lease deposits and assumed certain existing contractual obligations related primarily to data processing and storage, bandwidth and facility leases relating to the Seller’s VisualWebcaster Platform ("VWP”). The accounts receivable and the accounts payable related VWP and existing as of the Closing Date were not included as part of the VWP Agreement.

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $155,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date. During the quarter ended March 31, 2019, the Company employed a third party valuation firm to assist in determining the preliminary purchase price allocation of assets and liabilities acquired from Seller. The valuation resulted in the tangible and intangible assets and liabilities disclosed below. The income approach was used to determine the value of the customer relationships and non-compete agreement. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; probability of executives competing, expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The relief from royalty method was used to value the technology. The relief from royalty method determines the fair value by calculating what a typical license fee would be in order to obtain the same or similar license of the technology from market participants. Projected cash flows consider revenue assumptions allocated to the technology.

The transaction consisted of a single cash payment to the Seller in the amount of $2,788,000. In connection with the acquisition, the Company assumed two short-term leases associated with an office and co-location for certain computer equipment in New York City, New York as well as entered into a three-year office lease in Florida. In addition to the intangible assets listed below, the purchase price included lease deposits of $13,000 and a right of use asset and corresponding lease liability for the office lease in Florida in the amount of $125,000.

The preliminary identified intangible assets as a result of the acquisition are as follows (in 000’s):

Customer relationships	$1,190
Technology	497
Non-compete agreement	69
Goodwill	1,019
$2,775

Select Pro-Forma Financial Information (Unaudited)

The following represents our unaudited condensed pro-forma financial results as if the VWP acquisition had occurred as of January 1, 2018. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the period presented, nor does it purport to represent the results of operations for future periods.

$ in 000’s	Three months ended March 31, 2018

Revenues	$4,124
Net Income	$327
Basic earnings per share	$0.11
Diluted earnings per share	$0.11

Acquisition of Filing Services Canada Inc. (“FSCwire”)

On July 3, 2018, the Company entered into a Stock Purchase Agreement (the “FSCwire Agreement”) with the sole shareholder of FSCwire, a company incorporated under the Business Corporations Act (Alberta), whereby the Company purchased all of the outstanding equity securities of FSCwire. Under the terms of the FSCwire Agreement, the Company paid $1,140,000 at closing ($180,000 of which was paid into an escrow account to cover standard representations and warranties included within the FSCwire Agreement) and issued 3,402 shares of restricted common stock of the Company.

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $52,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date. During the year ended December 31, 2018, the Company employed a third party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from FSCwire. The valuation resulted in the tangible and intangible assets and liabilities disclosed below. The income approach was used to determine the value of FSCwire’s customer relationships and the relief from royalty method was used to value the distribution partner relationships.

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

Note 4: Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of March 31, 2019, there are 47,000 shares which remain to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	10,000	6.64	$6.80	10,000
$7.01 - 8.00	20,313	4.49	$7.76	20,313
$8.01 - 12.00	4,250	5.74	$9.26	4,250
$12.01 - 15.00	59,500	9.15	$13.10	32,000
$15.01 - 17.40	32,000	9.17	$17.40	—
Total	126,063	8.09	$12.70	66,563

As of March 31, 2019, the Company had unrecognized stock compensation related to the options of $189,000, which will be recognized through 2021.

During the three months ended March 31, 2019, the Company granted 22,000 restricted stock units with an intrinsic value of $11.90 to certain employees of the Company. The vesting period for the restricted stock units varies between one and three years. During the three months ended March 31, 2019, 24,996 restricted stock units with an intrinsic value of $5.81 vested. As of March 31, 2019, there was $295,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2021.

Note 5: Income taxes

We recognized an income tax expense of $13,000 and a benefit of $10,000 for the three-month periods ended March 31, 2019 and 2018, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2019 and 2018, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to excess stock-based compensation tax benefits of $35,000 and $73,000, respectively, recognized in income tax expense (benefit) during the periods, as well as, tax credits offset by state income taxes.

Note 6: Leases

As described further in "Note 2. Summary of Significant Accounting Policies", we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

Generally, our leasing activity consists of office leases. As of January 1, 2019, we had three existing leases for office space. In October 2015, we signed a three-year lease extension for our 16,059 square-foot corporate headquarters in Morrisville, NC. This lease expires on October 31, 2019 and as of January 1, 2019, we had remaining minimum lease payments of $135,000. An ROU asset and corresponding lease liability was recorded for this amount on January 1, 2019.

Additionally, we have an office in Salt Lake City, Utah and a shared office facility in London, England, both of which are on short-term leases that are less than twelve months. As a result, we have elected the short-term lease recognition exemption for our Utah and London office leases, which means, for those leases that qualify, we will not recognize ROU assets or lease liabilities.

In connection with the Company’s acquisition of VWP (See Note 3), the Company assumed two short term leases in New York City, NY and entered into a three-year office lease in Florida. We have elected the short term lease exemption for the two New York leases. For the Florida lease, which was signed on January 4, 2019, we recognized a ROU asset and corresponding lease liability of $125,000, which represents the present value of minimum lease payments discounted at 4.25%, the Company’s incremental borrowing rate at lease inception.

ROU assets totaled $186,000 as of March 31, 2019 and are included in Other long-term assets on the Consolidated balance sheets. Lease liabilities totaled $209,000 as of March 31, 2019. The current portion of this liability of $135,000 is included in accrued expenses on the Consolidated balance sheets and the long-term portion of $74,000 is included in other long-term liabilities on the Consolidated Balance Sheets.

Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short term leases. The components of lease expense were as follows (in 000’s):

	Three months ended
	March 31,
	2019	2018
Lease expense
Operating lease expense	$41	$29
Variable lease expense	24	20
Rent expense	$65	$49

The weighted-average remaining non-cancelable lease term for our operating leases was 1.7 years as of March 31, 2019. As of March 31, 2019, the weighted-average discount rate used to determine the lease liability was 4.25%. The future minimum lease payments to be made under noncancelable operating leases at March 31, 2019, are as follows (in 000’s):

Year Ended December 31:
2019	$126
2020	43
2021	45
Total lease payments	$214
Present value adjustment	(5)
Lease liability	209

In March 2019, we signed a new lease to move our corporate headquarters to Raleigh, North Carolina. As we continue our transition from a services based company to a cloud-based platform company, the new lease affords us the ability to separate our warehouse from our corporate office. The new lease, which is scheduled to commence at the later of the date tenant improvements are completed (as defined in the lease) or August 1, 2019, is for 9,766 square feet and has a term of eight years and four months. Minimum lease payments are $2,997,000, not including a tenant improvement allowance up to $488,000, which will be reflected in the balance sheet upon lease commencement date.

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

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

	Three months ended March 31,
Revenue Streams	2019		2018
Platform and Technology	$2,665	63.8%	$2,032	57.6%
Services	1,514	36.2%	1,498	42.4%
Total	$4,179	100.0%	$3,530	100.0%

	Three months ended
	March 31,
	2019	2018
Geographic region
North America	$4,027	$3,323
Europe	152	207
Total revenues	$4,179	$3,530

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2019 or 2018.

We believe we did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period. Since a portion of the revenues are paid at the beginning of the month via credit card or advance by check, the remaining accounts receivable amounts are generally due within 30 days, none of which is collateralized.

Note 8: Line of Credit

Effective October 4, 2018, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,500,000 to $3,000,000. The interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 1.75%. As of March 31, 2019, the interest rate was 4.22% and the Company did not owe any amounts on the Line of Credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K for the year ended December 31, 2018, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

Issuer Direct® is a premier provider of communications and compliance technology solutions that are designed to help organizations tell their stories globally. Issuer Direct's principal platform, Platform id., empowers users by thoughtfully integrating the most relevant tools, technologies and products, thus eliminating the complexity associated with producing and distributing their business communications and financial information.

We work with a diverse customer base, which includes not only corporate issuers and private companies, but also investment banks, professional firms, such as investor relations and public relations firms, as well as the accounting and legal communities. We also sell products and services to others in the financial services industry, including brokerage firms and mutual funds. Our customers and their service providers utilize Platform id. and related services from document creation all the way to dissemination to regulatory bodies, platforms and shareholders. Private companies primarily use our news distribution and webcasting products and services to disseminate their message globally. Regardless of the message, Platform id.’s intelligent subscription platform guides thousands of customers through the process to communicate their message to a large audience.

We also work with several select stock exchanges, whereby we make available certain parts of our platform under agreement, to integrate our offerings within their products. We believe such partnerships will yield increased exposure to a targeted customer base that could impact our revenue and overall brand in the market.

In order to provide a good representation of our business and reflect our platform first engagement strategy, we report revenue in two revenue streams: (i) Platform and Technology and (ii) Services. Set forth below is an infographic depicting the modules included in Platform id. and the services we provide:

Platform and Technology

As we continue our transition to a cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 64% of total revenue during the first quarter of 2019, compared to 60%, 56% and approximately 44% of our revenue for the years ending December 31, 2018, 2017 and 2016, respectively. Our ACCESSWIRE® news distribution offering represented a majority of the year over year growth in our Platform and Technology revenue and continues to lead our transition to a full platform solution. Also contributing to the growth in the percentage of Platform and Technology revenue is our focus on our platform first engagement strategy and converting customers which historically relied on us for services work to utilizing Platform id.

We plan to continue to invest in both our current Platform id. offerings as well as additional offerings that we plan to incorporate into our Platform. These new offerings will further help establish our ecosystem and strategy of bringing the issuer and investor closer together. One of these opportunities is helping public issuers better understand the shareholder composition of their company, which we believe is an area that is underserved by the market today.

Platform id.

Platform id. is our primary cloud-based subscription platform that efficiently and effectively helps manage the events of our customers seeking to distribute their messaging to key constituents, investors, markets and regulatory systems around the globe. Currently, Platform id. consists of several related but distinct shareholder communications and compliance modules. Certain of these capabilities were historically part of our disclosure management and shareholder communications offerings, but are now included in our fully integrated platform.

Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations, communications and compliance needs. We believe Platform id. can address all of these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

Communications Modules

ACCESSWIRE

Our press release offering, which is marketed under the brand, ACCESSWIRE, is a cost-effective, Regulation Fair Disclosure (“FD”), news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and publicly held companies globally. ACCESSWIRE is fast becoming a competitive alternative to the traditional newswires because we have been able to integrate customer editing features and improve our targeting and growing analytics reporting systems, which we believe will enable us to add new customers for 2019 and beyond. We have also been able to maintain flexible pricing by offering our customers the option to pay per release or enter into longer-term, flat-fee subscriptions. Currently, ACCESSWIRE is available within Platform id. as part of a subscription, or as a stand-alone module. Currently approximately 55% of our ACCESSWIRE revenue is on a subscription basis, something we believe will continue to grow.

On July 3, 2018, we completed the acquisition of Filing Services Canada Inc. (“FSCwire”), which not only increased our customer base, but more importantly increased our global footprint, distribution capabilities and editorial team of our press release business. During the latter part of 2018, we completed the integration of FSCwire and rebranded it as ACCESSWIRE Canada, and have now begun to focus on offering those customers the full suite of products included in Platform id.

ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other investor outreach offerings. A disruption in any of these partnerships could have a materially adverse impact on our business.

Professional Conference Organizer (PCO) Module

At the end of 2018, we released a new module to Platform id., centered around the professional conference organizer (PCO). This subscription is being licensed to investor conference organizers, which together hold an estimated 1,000 plus events a year. This cloud-based product is integrated within, and enhances our communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting.

This cloud-based platform offers organizers, issuers and investors the ability to register, request and approve 1x1 meetings, manage schedules, event promotion and sponsorship, badge printing, lodging management and mobile apps. We believe, by combining this module with the other components of Platform id., that it gives us a unique offering for PCOs that is not available elsewhere in the market.

Entering this business expands our current Platform and Technology revenue base, and as an adjacency, should assist in making Platform id. the core ecosystem of choice for investment banks, issuers and investors.

Investor Network

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

Webcasting

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

We have also attempted to differentiate our offering by investing time and financial resources developing and integrating systems and processes within Platform id. and creating an application programming interface (“API”). This API allows customers, such as financial content sites and investment banks to query an industry or a single company’s current and past earnings calls and present those webcasts on their platforms, under a subscription to Platform id. Initially, this has been broadly distributed via our Investor Network platform, with expectations that customers will license this dataset for their platforms in the future. We believe this offering will further increase our brand awareness. Additionally, as a commitment to broadening the reach of our webcast platform, all events are broadcast live within our shareholder outreach module, which helps drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these analytics, which feeds into our Insight and Analytics module, will increase the demand for our webcasting platform among the corporate issuer community.

On January 3, 2019, we acquired the VisualWebcaster Platform (“VWP”) from Onstream Media Corporation. VWP is a leading cloud-based webcast, webinar and training platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we believe will integrate well into Platform id. We believe by acquiring VWP, we have significantly strengthened our webcasting product and Platform id. offering as well as acquired over 120 customers, ranging from small private companies to Fortune 500 companies. The VWP technology enables us the ability to host thousands of additional webcasts each year, expanding our webcast business from our historical earnings based events to now be able to host corporate meetings, trainings and town hall types of events. As we expand our platform it is vital for us to have solutions that can be consumed both to our core public companies but also a growing segment of private customers.

Investor Relations Content

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

A valued subscription add-on in our Platform id. offering is the ability for our customers to gain access to real-time information of their shareholders, stock ledgers and reports and to issue new shares from our cloud-based stock transfer module. Managing the capitalization table of a public company or pre-IPO company is a cornerstone of corporate governance and transparency, and as such companies and community banks have chosen us to assist with their stock transfer needs, including bond offerings and dividend management. This is an industry which has experienced declining overall revenues as it was affected by the replacement of paper certificates with digital certificates. However, we have been focused on selling subscriptions of the stock transfer component of our platform, allowing customers to gain access to our cloud-based system in order to move shares or query shareholders, which has resulted in a more efficient process for both our customers and us.

Our proxy module is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This module is utilized for every annual meeting and/or special meeting we manage for our customer base and offers both full-set mailing and notice of internet availability options.

Services

As we focus on expanding our cloud-based subscription business, we expect to see decreases in the overall revenues associated with our Services business, absent additional acquisitions which may occur in the future. Typically, Services revenues relate to activities where substantial resources are required to perform the work for our customers and/or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core disclosure business over the last 13 years. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required, but are optional for customers that utilize our Platform id.

Our investor outreach and engagement offering, formerly known as ARS, was acquired from PIR in 2013. The ARS business has existed for over 20 years primarily as a physical hard copy delivery service of annual reports and prospectuses. We continue to operate a portion of this legacy system for those who opt to take advantage of physical delivery of material. Additionally, we continue to attempt to migrate the install base over to subscriptions of our digital outreach engagement module within Platform id. We believe we will continue to see further attrition of both customers and revenues in this category as we focus our efforts on our Platform and Technology business.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2019 and 2018:

	Three months ended
Revenue Streams	March 31,
	2019	2018

Platform and Technology
Revenue	$2,665	$2,032
Gross margin	$1,992	$1,607
Gross margin %	75%	79%

Services
Revenue	$1,514	1,498
Gross margin	$885	902
Gross margin %	58%	60%

Total
Revenue	$4,179	$3,530
Gross margin	$2,877	$2,509
Gross margin %	69%	71%

Revenues

Total revenue increased by $649,000, or 18%, to $4,179,000 during the three-month period ended March 31, 2019, as compared to $3,530,000 during the same period of 2018. Revenue from customers obtained from our acquisitions of VWP and FSCwire totaled $627,000 during the three months ended March 31, 2019. A portion of this revenue is included in both the Platform and Technology and Services revenue streams.

Platform and Technology revenue increased $633,000, or 31%, to $2,665,000 during the three-month period ended March 31, 2019, as compared to $2,032,000 during the same period of 2018. A majority of the increase is due to the acquisitions of VWP and FSCwire, which accounted for a combined $509,000 of Platform and Technology revenue during the three months ended March 31, 2019. Additionally, we generated increased revenue from additional subscriptions of Platform id. These increases were offset by a decline in revenue from our shareholder outreach offering due to customer attrition as revenue of this offering is typically tied-in with contracts of our annual report distribution services. Platform and Technology revenue increased to 64% of total revenue during the three months ended March 31, 2019, as compared to 58% during the same period of the prior year.

Services revenue increased $16,000, or 1%, to $1,514,000 during the three-month period ended March 31, 2019, as compared to $1,498,000 during the same period of 2018. The increase is primarily due to the acquisitions of VWP and FSCwire, which accounted for $118,000 of Services revenue, as well as, from our print and proxy distribution services due to one-time projects during the quarter. Revenue from our ARS services continued to decline as a result of continued customer attrition as customers elect to leave the service or transition to digital fulfillment. We also experienced a decline in our compliance services due to continued pricing pressure in those markets and a shift of some of this revenue to the Platform and Technology revenue stream.

No customers accounted for more than 10% of the revenues during the three-month periods ended March 31, 2019 or 2018.

Revenue Backlog

At March 31, 2019, our deferred revenue balance was $1,464,000, which we expect to recognize over the next twelve months, compared to $1,249,000 at December 31, 2018. Deferred revenue primarily consists of advance billings for subscriptions of our news distribution and cloud-based products, as well as, annual contracts for legacy ARS services. The increase is primarily due to an increase in subscriptions of Platform id., with annualized contract value of $189,000, to 20 net new or existing customers during the three months ended March 31,2019.

Cost of Revenues and Gross Margin

Platform ad Technology cost of revenues consists primarily of direct labor costs, third party licensing and amortization of capitalized software costs related to platforms licensed to customers. Services costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $281,000, or 28%, during the three-month period ended March 31, 2019, as compared to the same period of 2018. Overall gross margin increased $368,000, or 15%, to $2,877,000, during the three-month period ended March 31, 2019, as compared to $2,509,000 in the same period of 2018. However, during this period, gross margin percentage decreased to 69% from 71%.

Gross margin percentage from Platform and Technology revenue was 75% in the three-month period ended March 31, 2019, as compared to 79% in the same period of 2018. The decrease in gross margin percentage is primarily attributable to the addition of revenue and costs associated with the acquisition of VWP.

Gross margins from our Services revenue decreased to 58% in the three-month period ended March 31, 2019, as compared to 60% in the same period of 2018. The decrease is due in part to the acquisition of VWP as well as higher print and distribution costs.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $357,000, or 36%, to $1,361,000 during the three-month period ended March 31, 2019, as compared to $1,004,000 during the same period of 2018. This increase is primarily due to an increase in our bad debt provision of $181,000 compared to the prior year. Additionally, we incurred additional professional fees of $112,000 associated with our recent acquisitions, as well as, an increase in personnel expenses associated with an increase in corporate headcount as we position ourselves for growth.

As a percentage of revenue, general and administrative expenses were 33% for the three-month period ended March 31, 2019, an increase from 28% for the same period of 2018.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses for the three-month period ended March 31, 2019, increased $70,000, or 9%, to $820,000 as compared to $750,000 during the same period of 2018. This increase is directly related to our investment in our sales and marketing initiatives with an increase in personnel costs and digital marketing.

As a percentage of revenue, sales and marketing expense were 20% during the three-month period ended March 31, 2019, compared to 21% for the same period of the prior year.

Product Development Expenses

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses increased $39,000, or 13%, to $337,000 during the three-month period ended March 31, 2019, compared to $298,000 for the same period in 2018. The increase is due to an increase in headcount within the development team.

As a percentage of revenue, product development expenses were 8% for both the three-month periods ended March 31, 2019 and 2018.

Depreciation and Amortization

Depreciation and amortization expenses increased $70,000, or 49%, during the three-month period ended March 31, 2019, as compared to the same period of 2018. The increase is due to amortization of intangible assets acquired in both the VWP and FSCwire acquisitions.

Interest income (expense), net

Interest income (expense), net, represents interest income on deposit and money market accounts, partially offset by the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition.

Income tax (benefit) expense

We recognized an income tax expense of $13,000 and a benefit of $10,000 for the three-month periods ended March 31, 2019 and 2018, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2019 and 2018, the variance between our effective tax rate and the U.S. statutory rate of 21%, is primarily attributable to excess stock-based compensation tax benefits of $35,000 and $73,000, respectively, recognized in income tax expense (benefit) during the periods, as well as, tax credits offset by state income taxes.

Net Income

Net income for the three-month period ended March 31, 2019, was $205,000, compared to $320,000 for the same period of 2018.

Although we achieved increases in revenue and gross margin, these increases were offset by higher operating expenses due to investments made to position ourselves for growth by increasing headcount, incurring costs related to acquisitions as well as continuing to invest in our cloud-based products. Depreciation and amortization expense increased as well, due to amortization associated with acquired intangible assets.

Liquidity and Capital Resources

As of March 31, 2019, we had $14,961,000 in cash and cash equivalents and $2,237,000 in net accounts receivable. Current liabilities at March 31, 2019, totaled $3,338,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest, lease liabilities and other accrued expenses. At March 31, 2019, our current assets exceeded our current liabilities by $14,220,000.

Effective October 4, 2018, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,500,000 to $3,000,000. The interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 1.75%. As of March 31, 2019, the interest rate was 4.22% and the Company did not owe any amounts on the Line of Credit.

2019 Outlook

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

We will continue to focus on the following key strategic initiatives during the remainder of 2019:

●
Expand our Platform and Technology business development and sales team,

●
Continue to grow through acquisitions in areas of strategic focus

●
Expand customer base,

●
Continue to migrate acquired businesses to our current platform,

●
Continue to expand our newswire distribution,

●
Invest in technology advancements and upgrades,

●
Continue development of our Insight and Analytics module

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

Date: May 2, 2019

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer