Form 10-Q
period 2019-06-30
ISSUER DIRECT CORP
filed 2019-08-01
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,862,568 shares of common stock were issued and outstanding as of August 1, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,196	$17,222
Accounts receivable (net of allowance for doubtful accounts of $1,028 and $534, respectively)	2,422	1,593
Income tax receivable	163	90
Other current assets	250	89
Total current assets	18,031	18,994
Capitalized software (net of accumulated amortization of $1,720 and $1,310, respectively)	1,567	1,957
Fixed assets (net of accumulated depreciation of $468 and $452, respectively)	64	132
Other long-term assets	240	35
Goodwill	6,051	5,032
Intangible assets (net of accumulated amortization of $4,601 and $4,219, respectively)	4,176	2,802
Total assets	$30,129	$28,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438	$371
Accrued expenses	613	577
Current portion of note payable	320	320
Income taxes payable	30	83
Deferred revenue	1,624	1,249
Total current liabilities	3,025	2,600
Note payable – long-term (net of discount of $32 and $45, respectively)	288	276
Deferred income tax liability	419	413
Other long-term liabilities	62	—
Total liabilities	3,794	3,289
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,862,568 and 3,829,572 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	4	4
Additional paid-in capital	22,793	22,525
Other accumulated comprehensive loss	(30)	(17)
Retained earnings	3,568	3,151
Total stockholders' equity	26,335	25,663
Total liabilities and stockholders’ equity	$30,129	$28,952

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenues	$4,138	$3,799	$8,317	$7,329
Cost of revenues	1,250	1,030	2,552	2,051
Gross profit	2,888	2,769	5,765	5,278
Operating costs and expenses:
General and administrative	1,322	948	2,683	1,952
Sales and marketing expenses	875	799	1,695	1,549
Product development	343	285	680	583
Depreciation and amortization	218	142	430	284
Total operating costs and expenses	2,758	2,174	5,488	4,368
Operating income	130	595	277	910
Interest income (expense), net	115	(5)	186	(10)
Net income before income taxes	245	590	463	900
Income tax expense	33	224	46	214
Net income	$212	$366	$417	$686
Income per share – basic	$0.05	$0.12	$0.11	$0.22
Income per share – fully diluted	$0.05	$0.12	$0.11	$0.22
Weighted average number of common shares outstanding – basic	3,857	3,074	3,854	3,055
Weighted average number of common shares outstanding – fully diluted	3,873	3,137	3,871	3,123

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net income	$212	$366	$417	$686
Foreign currency translation adjustment	(10)	(76)	(13)	(33)
Comprehensive income	$202	$290	$404	$653

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
 (in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Other Accumulated Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2017	3,014,494	$3	$10,400	$34	$2,774	$13,211
Stock-based compensation expense	—	—	142	—	—	142
Exercise of stock awards, net of tax	47,626	—	161	—	—	161
Foreign currency translation	—	—	—	43	—	43
Dividends					(152)	(152)
Net income	—	—	—	—	320	320
Balance at March 31, 2018	3,062,120	$3	$10,703	$77	$2,942	$13,725
Stock-based compensation expense	—	—	144	—	—	144
Exercise of stock awards, net of tax	41,250	—	549	—	—	549
Foreign currency translation	—	—	—	(76)	—	(76)
Dividends	—	—	—	—	(153)	(153)
Net income	—	—	—	—	366	366
Balance at June 30, 2018	3,103,370	$3	$11,396	$1	$3,155	$14,555

Balance at December 31, 2018	3,829,572	$4	$22,525	$(17)	$3,151	$25,663
Stock-based compensation expense	—	—	137	—	—	137
Exercise of stock awards, net of tax	24,996	—	—	—	—	—
Foreign currency translation	—	—	—	(3)	—	(3)
Net income	—	—	—	—	205	205
Balance at March 31, 2019	3,854,568	$4	$22,662	$(20)	$3,356	$26,002
Stock-based compensation expense	—	—	131	—	—	131
Exercise of stock awards, net of tax	8,000	—	—	—	—	—
Foreign currency translation	—	—	—	(10)	—	(10)
Net income	—	—	—	—	212	212
Balance at June 30, 2019	3,862,568	$4	$22,793	$(30)	$3,568	$26,335

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$417	$686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	831	680
Bad debt expense	555	93
Deferred income taxes	6	(17)
Non-cash interest expense (See Note 3)	13	13
Stock-based compensation expense	268	286
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,384)	(467)
Decrease (increase) in other assets	(266)	194
Increase (decrease) in accounts payable	67	(304)
Increase (decrease) in accrued expenses and other liabilities	(87)	31
Increase (decrease) in deferred revenue	375	394
Net cash provided by operating activities	795	1,589

Cash flows from investing activities:
Purchase of VisualWebcaster Platform	(2,788)	—
Capitalized software	(20)	—
Purchase of fixed assets	(6)	(39)
Net cash used in investing activities	(2,814)	(39)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	—	709
Payment of dividends	—	(305)
Net cash provided by (used in) financing activities	—	404

Net change in cash	(2,019)	1,954
Cash – beginning	17,222	4,917
Currency translation adjustment	(7)	(37)
Cash – ending	$15,196	$6,834

Supplemental disclosures:
Cash paid for income taxes	$128	$31
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$260	$—

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of June 30, 2019 and statements of income, comprehensive income, stockholders’ equity, and cash flows for the three and six-month periods ended June 30, 2019 and 2018 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2018 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options and restricted stock units totaling 115,000 and 41,000 were excluded in the computation of diluted earnings per common share during the three and six-month periods ended June 30, 2019 and 2018, respectively, because their impact was anti-dilutive.

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

The Company recognizes revenue for subscriptions evenly over the contract period, upon distribution for per-release contracts and upon event completion for webcasting events. For service contracts that include stand ready obligations, revenue is recognized evenly over the contract period. For all other services delivered on a per project or event basis, the revenue is recognized at the completion of the event. The Company believes recognizing revenue for subscriptions and stand ready obligations using a time-based measure of progress, best reflects the Company’s performance in satisfying the obligations.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Deferred revenue as of June 30, 2019 and December 31, 2018 was $1,624,000 and $1,249,000, respectively, and is expected to be recognized within one year. Revenue recognized for the six months ended June 30, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $785,000 and $714,000, respectively. Accounts receivable related to contracts with customers was $2,422,000 and $1,593,000 as of June 30, 2019 and December 31, 2018, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of June 30, 2019 and December 31, 2018, the Company has capitalized $21,000 and $18,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and six-month periods ended June 30, 2019 and 2018, are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Capitalized software development costs	$20	$—	$20	$—
Amortization included in cost of revenues	201	198	401	396
Amortization included in depreciation and amortization	5	2	9	5

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

As of June 30, 2019 and December 31, 2018, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Recently adopted accounting pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

Note 3: Recent Acquisitions

Acquisition of the VisualWebcaster Platform (“VWP”)

On January 3, 2019 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “VWP Agreement”) with Onstream Media Corporation, a Florida corporation (the “Seller”), whereby the Company purchased certain assets related primarily to customer accounts, intellectual property, lease deposits and assumed certain existing contractual obligations related primarily to data processing and storage, bandwidth and facility leases relating to the Seller’s VisualWebcaster Platform ("VWP”) for a purchase price of $2,788,000 paid as of the Closing Date. The accounts receivable and the accounts payable related to VWP and existing as of the Closing Date were not included as part of the VWP Agreement.

The acquisition was accounted for under the acquisition method of accounting for business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $155,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date. The Company employed a third party valuation firm to assist in determining the preliminary purchase price allocation of assets and liabilities acquired from Seller. The valuation resulted in the tangible and intangible assets and liabilities disclosed below. The income approach was used to determine the value of the customer relationships and non-compete agreement. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; probability of executives competing, expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The relief from royalty method was used to value the technology. The relief from royalty method determines the fair value by calculating what a typical license fee would be in order to obtain the same or similar license of the technology from market participants. Projected cash flows consider revenue assumptions allocated to the technology.

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

$ in 000’s	Three months ended June 30, 2018	Six months ended June 30, 2018

Revenues	$4,400	$8,524
Net Income	$436	$763
Basic earnings per share	$0.14	$0.25
Diluted earnings per share	$0.14	$0.24

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

The acquisition was accounted for under the acquisition method of accounting for business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $52,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date. During the year ended December 31, 2018, the Company employed a third party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from FSCwire. The valuation resulted in the tangible and intangible assets and liabilities disclosed below. The income approach was used to determine the value of FSCwire’s customer relationships and the relief from royalty method was used to value the distribution partner relationships.

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

Note 4: Stock Options and Restricted Stock Units

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of June 30, 2019, there are 27,500 shares which remain to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2019:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	10,000	6.39	$6.80	10,000
$7.01 - 8.00	20,313	4.24	$7.76	20,313
$8.01 - 12.00	4,250	5.49	$9.26	4,250
$12.01 - 15.00	57,000	8.87	$13.09	32,000
$15.01 - 17.40	32,000	8.92	$17.40	32,000
Total	123,563	7.81	$12.69	98,563

As of June 30, 2019, the Company had unrecognized stock compensation related to the options of $117,000, which will be recognized through 2021.

During the three and six months ended June 30, 2019, the Company granted 24,000 and 46,000 restricted stock units with an intrinsic value of $11.27 and $11.57, respectively, to certain employees and board members of the Company. The vesting period for the restricted stock units varies between one and three years. During the three and six months ended June 30, 2019, 8,000 and 33,000 restricted stock units with an intrinsic value of $17.40 and $8.62 vested. As of June 30, 2019, there was $478,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2021.

Note 5: Income taxes

We recognized income tax expense of $33,000 and $46,000 for the three and six-month periods ended June 30, 2019, compared to $224,000 and $214,000 during the same periods of 2018, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month periods ended June 30, 2019 and 2018, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to stock-based compensation tax (shortfall)/benefit of ($11,000) and $24,000, respectively, recognized in income tax expense during the periods, as well as, tax credits offset by state income taxes. For the three- month period ended June 30, 2018, the variance between the U.S. statutory rate and the Company’s effective rate is primarily attributable to additional expense as a result of a tax shortfall associated with stock-based compensation in the amount of $68,000, offset by foreign statutory rate differentials and tax credits. For the six-month period ended June 30, 2018, the Company’s effective tax rate was in-line with the statutory rate plus additional state taxes.

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

ROU assets totaled $145,000 as of June 30, 2019 and are included in Other long-term assets on the Consolidated balance sheets. Lease liabilities totaled $159,000 as of June 30, 2019. The current portion of this liability of $97,000 is included in accrued expenses on the Consolidated balance sheets and the long-term portion of $62,000 is included in other long-term liabilities on the Consolidated Balance Sheets.

Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short term leases. The components of lease expense were as follows (in 000’s):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Lease expense
Operating lease expense	$42	$30	$83	$59
Variable lease expense	34	20	58	40
Rent expense	$76	$50	$141	$99

The weighted-average remaining non-cancelable lease term for our operating leases was 1.4 years as of June 30, 2019. As of June 30, 2019, the weighted-average discount rate used to determine the lease liability was 4.25%. The future minimum lease payments to be made under noncancelable operating leases at June 30, 2019, are as follows (in 000’s):

Year Ended December 31:
2019	$75
2020	43
2021	45
Total lease payments	$163
Present value adjustment	(4)
Lease liability	159

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

	Three months ended June 30,
Revenue Streams	2019		2018
Platform and Technology	$2,661	64.3%	$2,246	59.1%
Services	1,477	35.7%	1,553	40.9%
Total	$4,138	100.0%	$3,799	100.0%

	Six months ended June 30,
Revenue Streams	2019		2018
Platform and Technology	$5,326	64.0%	$4,277	58.4%
Services	2,991	36.0%	3,052	41.6%
Total	$8,317	100.0%	$7,329	100.0%

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Geographic region
North America	$3,993	$3,599	$8,020	$6,922
Europe	145	200	297	407
Total revenues	$4,138	$3,799	$8,317	$7,329

No customers accounted for more than 10% of the operating revenues during the three-month periods ended June 30, 2019 or 2018.

We believe we did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

Note 8: Line of Credit

Effective October 4, 2018, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,500,000 to $3,000,000. The interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 1.75%. As of June 30, 2019, the interest rate was 4.14% and the Company did not owe any amounts on the Line of Credit.

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

We work with a diverse customer base, which includes not only corporate issuers and private companies, but also investment banks, professional firms, such as investor relations and public relations firms, as well as the accounting and legal communities. We also sell products and services to others in the financial services industry, including brokerage firms and mutual funds. Our customers and their service providers utilize Platform id. and related services from document creation all the way to dissemination to regulatory bodies, platforms and shareholders. Private companies primarily use our news distribution and webcasting products and services to disseminate their message globally. Platform id.’s intelligent subscription platform guides thousands of customers through the process of communicating their message to a large audience.

We also work with several select stock exchanges by making available certain parts of our platform under agreements to integrate our offerings within their products. We believe such partnerships will yield increased exposure to a targeted customer base that could impact our revenue and overall brand in the market.

In order to provide a good representation of our business and reflect our platform first engagement strategy, we report revenue in two revenue streams: (i) Platform and Technology and (ii) Services. Set forth below is an infographic depicting the modules included in Platform id. and the services we provide:

Platform and Technology

As our transition to a cloud-based subscription business continues to mature, we expect the Platform and Technology portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 64% of total revenue during the first half of 2019, compared to 60%, 56% and approximately 44% of our revenue for the years ending December 31, 2018, 2017 and 2016, respectively. Our ACCESSWIRE® news distribution offering initially represented a majority of the year over year growth in our Platform and Technology revenue, however, during the three and six months ended June 30, 2019, this growth was led by the acquisition of the VisualWebcaster Platform (“VWP”) in our webcasting business as well as increased subscriptions of Platform id. as a result of our focus on a platform first engagement strategy and converting customers which historically relied on us for services work to utilizing Platform id.

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

Communications Modules

ACCESSWIRE

Our press release offering, which is marketed under the brand, ACCESSWIRE, is a cost-effective, Regulation Fair Disclosure (“FD”) news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and publicly held companies globally. We believe ACCESSWIRE is becoming a competitive alternative to the traditional newswires because we have been able to integrate customer editing features and improve our targeting and growing analytics reporting systems. We believe this strategy will enable us to add new customers for 2019 and beyond. We have also been able to maintain flexible pricing by offering our customers the option to pay per release or enter into longer-term, flat-fee subscriptions. Currently, ACCESSWIRE is available within Platform id. as part of a subscription, or as a stand-alone module.

On July 3, 2018, we completed the acquisition of Filing Services Canada Inc. (“FSCwire”), which not only increased our customer base, but more importantly increased our global footprint, distribution capabilities and editorial team of our press release business. During the latter part of 2018, we completed the integration of FSCwire and rebranded it as ACCESSWIRE Canada, and are now focused on offering those customers the full suite of products included in Platform id.

ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other investor outreach offerings. During the quarter, one of our key partners made an industry-wide decision to no longer accept investor commentary content. A significant portion of our historical ACCESSWIRE revenue was generated from this type of content, as further discussed in the Results of Operations below. However, as part of our efforts to increase overall distribution during the second half of 2018, we began to market ACCESSWIRE more heavily towards public and private company news issuers, which we believe will mitigate the impact of the loss of the investment commentary content long-term. Further disruption in any of our partnerships could have a materially adverse impact on our business.

Professional Conference Organizer (PCO) Module

At the end of 2018, we released a new module to Platform id., centered around the professional conference organizer (“PCO”). This subscription is being licensed to investor conference organizers, which together we believe hold an estimated 1,000 plus events a year. This cloud-based product is integrated within, and enhances our communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting.

This cloud-based platform, which is now available as a mobile app, offers organizers, issuers and investors the ability to register, request and approve 1x1 meetings, manage schedules, event promotion and sponsorship, badge printing and lodging management. By combining this module with the other components of Platform id., we believe it gives us a unique offering for PCOs that is not available elsewhere in the market.

Entering this business expands our current Platform and Technology revenue base, and as an adjacency, should assist in making Platform id. the core ecosystem of choice for investment banks, issuers and investors.

Investor Network

Over the past two years, we have been focused on refining the model of digital distribution of our customers’ message to the investment community and beyond. This has been accomplished by integrating our shareholder outreach module, Investor Network, into and with Platform id. Most of the customers subscribing to this module today are historical PrecisionIR (“PIR”) – Annual Report Service (“ARS”) users, as well as new customers purchasing the entire Platform id. subscription. We have migrated some of the customers from the traditional ARS business into this new digital subscription business. However, there can be no assurances these customers will continue using this digital platform in the long term if market conditions or shareholder interest is not present.

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

We have also attempted to differentiate our offering by investing time and financial resources developing and integrating systems and processes within Platform id. and creating an application programming interface (“API”). This API allows customers, such as financial content sites and investment banks, to query an industry or a single company’s current and past earnings calls and present those webcasts on their platforms. Initially, this has been broadly distributed via our Investor Network platform, with expectations that customers will license this dataset for their platforms in the future. We believe this offering will further increase our brand awareness. Additionally, as a commitment to broadening the reach of our webcast platform, all events are broadcast live within our shareholder outreach module, which helps drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these analytics, which are a component of our Insight and Analytics module, will increase the demand for our webcasting platform among the corporate issuer community.

On January 3, 2019, we acquired the VWP from Onstream Media Corporation. VWP is a leading cloud-based webcast, webinar and training platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we believe will integrate well into Platform id. We believe by acquiring VWP we have significantly strengthened our webcasting product and Platform id. offering as well as acquired over 120 customers, ranging from small private companies to Fortune 500 companies. The VWP technology enables us the ability to host thousands of additional webcasts each year, expanding our webcast business from our historical earnings based events to now being able to host corporate meetings, trainings and town hall types of events. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers.

Investor Relations Content

Our investor relations content network is another component of Platform id., which is used to create the investor relations’ tab of a public company’s website. This investor relations content network is a robust series of data feeds including news feeds, stock feeds, fundamentals, regulatory filings, corporate governance and many other components which are aggregated from a majority of the major exchanges and news distribution outlets around the world. Customers can subscribe to one or more of these data feeds or as a component of a fully designed and hosted website for pre-IPO companies, reporting companies and partners seeking to display our content on their corporate sites. The clear benefit to our investor relations module is its integration into all of Platform id. modules. As such, companies can produce content for public distribution and it is automatically linked to their corporate website, distributed to targeted groups and placed into our data feed partners.

Compliance Modules

Platform id.’s disclosure reporting module is a document conversion, editing and filing offering which is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC’s EDGAR system and SEDAR (the Canadian equivalent of EDGAR). This module is available in both a secure public cloud within our Platform id. subscription as well as in a private cloud option for corporations, mutual funds and the legal community looking to further enhance their internal document process. As this module has begun to be adopted by our customers, we have seen a negative impact on our legacy disclosure conversion services business. However, the margins associated with our Platform and Technology business compared to our Services business are higher and align with our long-term strategy, and as such, we believe this module will have a positive impact on our compliance business going forward.

Toward the end of 2017, we completed upgrades to our disclosure reporting product to include tagging functionality that meets newly mandated SEC requirements. On June 28, 2018, the SEC voted to adopt rules mandating the use of Inline XBRL (Inline Extensible Business Reporting Language or “iXBRL”) for the submission of financial statement information to the SEC. The new requirements for iXBRL will have a three-year phase in beginning for large accelerated filers that use U.S. GAAP to be compliant for fiscal periods ending on or after June 15, 2019, for accelerated filers to begin reporting for fiscal periods ending on or after June 15, 2020 and for all other filers to begin reporting for fiscal periods ending on or after June 15, 2021. These upgrades also include meeting new SEC mandates for foreign filers that compile financial statements using International Financial Reporting Standards (“IFRS”) to be able to utilize our cloud-based platform. Beginning in 2018, foreign filers with fiscal year’s ending on or after December 15, 2017, are now required to report their financial statements in XBRL with the SEC. Platform id. has adopted the new IFRS taxonomy into and with its new disclosure upgrade for iXBRL to ensure our customers are able to meet these new mandates.

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

Our proxy module is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This module is utilized for every annual meeting or special meeting we manage for our customer base and offers both full-set mailing and notice of internet availability options.

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

Our investor outreach and engagement offering, formerly known as ARS, was acquired from PIR in 2013. The ARS business has existed for over 20 years primarily as a physical hard copy delivery service of annual reports and prospectuses. We continue to operate a portion of this legacy system for customers who opt to take advantage of physical delivery of material. Additionally, we continue to attempt to migrate the install base over to subscriptions of our digital outreach engagement module within Platform id. We believe we will continue to see further attrition of both customers and revenues in this category as we focus our efforts on our Platform and Technology business.

Results of Operations

Comparison of results of operations for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2019	2018	2019	2018

Platform and Technology
Revenue	$2,661	$2,246	$5,326	$4,277
Gross margin	$1,954	$1,825	$3,946	$3,432
Gross margin %	73%	81%	74%	80%

Services
Revenue	$1,477	$1,553	$2,991	$3,052
Gross margin	$934	$944	$1,819	$1,846
Gross margin %	63%	61%	61%	60%

Total
Revenue	$4,138	$3,799	$8,317	$7,329
Gross margin	$2,888	$2,769	$5,765	$5,278
Gross margin %	70%	73%	69%	72%

Revenues

Total revenue increased by $339,000, or 9%, to $4,138,000 during the three-month period ended June 30, 2019, as compared to $3,799,000 during the same period of 2018. Total revenue increased by $988,000, or 13%, to $8,317,000 during the six-month period ended June 30, 2019, compared to $7,329,000 during the same period of 2018. Revenue from customers obtained from our acquisitions of VWP and FSCwire totaled $649,000 and $1,275,000 during the three and six months ended June 30, 2019, respectively. A portion of this revenue is included in both the Platform and Technology and Services revenue streams.

Platform and Technology revenue increased $415,000, or 18%, and $1,049,000, or 25%, during the three and six-month periods ended June 30, 2019, respectively, as compared to the same periods of 2018. A majority of the increase is due to the acquisitions of VWP and FSCwire, which accounted for a combined $468,000 and $977,000 of Platform and Technology revenue during the three and six months ended June 30, 2019, respectively. Additionally, we generated increased revenue from additional subscriptions of Platform id. These increases were offset by a decline in revenue from our shareholder outreach offering due to customer attrition as revenue of this offering is typically tied-in with contracts of our annual report distribution services. Additionally, ACCESSWIRE revenue was negatively impacted by the industry-wide loss of the investment commentary business, which accounted for approximately $78,000 and $403,000 of revenue during the three and six months ended June 30, 2019, respectively, compared to $485,000 and $863,000 during the same periods of 2018. Other than the impact of the investment commentary business and acquisition of FSCwire, ACCESSWIRE revenue increased 34% and 21% during the three and six months ended June 30, 2019, respectively, compared to the same periods of the prior year. Platform and Technology revenue increased to 64% of total revenue during both the three and six months ended June 30, 2019, as compared to 59% and 58% during the same periods of the prior year.

Services revenue decreased $76,000, or 5%, and $61,000, or 2%, during the three and six-month periods ended June 30, 2019, respectively, as compared to the same periods of 2018. The decrease is primarily the result of a decline in revenue from our transfer agent services due to a decline in corporate transactions, directives or actions. The timing of these corporate directives and actions are difficult to predict as they are controlled by our customers and the conditions of the market, and therefore fluctuate from quarter to quarter. Additionally, ARS services continued to decline as a result of continued customer attrition as customers elect to leave the service or transition to digital fulfillment. These decreases were offset by the acquisitions of VWP and FSCwire, which accounted for $181,000 and $298,000 of Services revenue during the three and six months ended June 30, 2019, respectively.

No customers accounted for more than 10% of the revenues during the three and six-month periods ended June 30, 2019 or 2018.

Revenue Backlog

At June 30, 2019, our deferred revenue balance was $1,624,000, which we expect to recognize over the next twelve months, compared to $1,249,000 at December 31, 2018. Deferred revenue primarily consists of advance billings for subscriptions of our news distribution and cloud-based products, as well as, annual contracts for legacy ARS services. The increase is primarily due to an increase in subscriptions of Platform id., with annualized contract value of $414,000, to 58 net new or existing customers during the six months ended June 30, 2019. As of June 30, 2019, our total number of subscriptions of Platform id. was 163, with a total annual contract value of $1,550,000.

Cost of Revenues and Gross Margin

Platform and Technology cost of revenues consists primarily of direct labor costs, newswire distribution costs, third party licensing and amortization of capitalized software costs related to platforms licensed to customers. Services costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $220,000, or 21%, and $501,000, or 24% during the three and six-month periods ended June 30, 2019, respectively, as compared to the same periods of 2018. Overall gross margin increased $119,000, or 4%, and $487,000, or 9%, during the three and six-month periods ended June 30, 2019, respectively, as compared to the same periods of the prior year. However, during these periods, gross margin percentage decreased to 70% and 69%.

Gross margin percentage from Platform and Technology revenue was 73% and 74% during the three and six-month periods ended June 30, 2019, respectively, as compared to 81% and 80% during the same periods of 2018. The decrease in gross margin percentage is primarily attributable to the addition of revenue and costs associated with the acquisition of VWP as well as increased distribution costs associated with our newswire business.

Gross margins from our Services revenue increased to 63% and 61% during the three and six-month periods ended June 30, 2019, respectively, as compared to 61% and 60% during the same periods of 2018. The increase is due in part to lower print and fulfillment costs and headcount among our operations department.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses increased $374,000, or 39%, and $731,000 or 37%, during the three and six-month periods ended June 30, 2019, respectively, as compared the same periods of 2018. This increase is primarily due to an increase in our bad debt provision of $282,000 and $463,000 during the three and six months ended June 30, 2019, respectively, compared to the prior year. A majority of this increase is related to additional reserve for accounts receivable balances related to two significant investment commentary newswire customers, which are now fully reserved. Also contributing to the increase in general and administrative expenses are additional expenses associated with our recent acquisitions, including additional one-time acquisition-related expenses, which were $112,000 during the six-month period ended June 30, 2019 compared to $41,000 during three and six months ended June 30, 2018. There were no one-time acquisition-related expenses during the three months ended June 30, 2019.

As a percentage of revenue, general and administrative expenses were 32% for both the three and six-month periods ended June 30, 2019, respectively, an increase from 25% and 27% for the same periods of 2018.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses for the three and six-month periods ended June 30, 2019, increased $76,000, or 10%, and $146,000, or 9%, respectively, compared to the same periods of 2018. This increase is directly related to our investment in our sales and marketing initiatives with an increase in personnel costs and digital marketing.

As a percentage of revenue, sales and marketing expense were 21% and 20% during the three and six-month periods ended June 30, 2019, respectively, compared to 21% for the same periods of the prior year.

Product Development Expenses

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses increased $58,000, or 20%, and $97,000, or 17%, during the three and six-month periods ended June 30, 2019, compared to the same periods in 2018. The increase is due to an increase in employee-related and consulting expenses associated with the development of our cloud-based products.

As a percentage of revenue, product development expenses were 8% for each of the three and six-month periods ended June 30, 2019 and 2018.

Depreciation and Amortization

Depreciation and amortization expenses increased $76,000, or 54%, and $146,000, or 51%, during the three and six-month periods ended June 30, 2019, respectively, as compared to the same periods of 2018. The increase is due to amortization of intangible assets acquired in both the VWP and FSCwire acquisitions.

Interest income (expense), net

Interest income (expense), net, represents interest income on deposit and money market accounts, partially offset by the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition.

Income tax (benefit) expense

We recognized income tax expense of $33,000 and $46,000 for the three and six-month periods ended June 30, 2019, compared to $224,000 and $214,000 during the same periods of 2018, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month periods ended June 30, 2019, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to tax credits and stock-based compensation tax (shortfall)/benefit of ($11,000) and $24,000, respectively, recognized in income tax expense during the periods, offset by state income taxes. For the three-month period ended June 30, 2018, the variance between the U.S. statutory rate and the Company’s effective rate is primarily attributable to additional expense as a result of a tax shortfall associated with stock-based compensation in the amount of $68,000, offset by foreign statutory rate differentials and tax credits. For the six-month period ended June 30, 2018, the Company’s effective tax rate was in-line with the statutory rate plus additional state taxes.

Net Income

Net income for the three and six-month periods ended June 30, 2019 was $212,000 and $417,000, respectively, compared to $366,000 and $686,000 for the same periods of 2018.

Although we achieved increases in revenue and gross margin, these increases were offset by higher operating expenses due to an increase in bad debt expense and investments made to position ourselves for growth by increasing headcount, incurring costs related to acquisitions as well as continuing to invest in our cloud-based products. Depreciation and amortization expense increased as well, due to amortization associated with acquired intangible assets. The increase in operating expense was partially offset by an increase in interest income on deposit and money market accounts.

Liquidity and Capital Resources

As of June 30, 2019, we had $15,196,000 in cash and cash equivalents and $2,422,000 in net accounts receivable. Current liabilities at June 30, 2019, totaled $3,025,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest, lease liabilities and other accrued expenses. At June 30, 2019, our current assets exceeded our current liabilities by $15,006,000.

Effective October 4, 2018, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,500,000 to $3,000,000. The interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 1.75%. As of June 30, 2019, the interest rate was 4.14% and the Company did not owe any amounts on the Line of Credit.

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

One of our competitive strengths is that we have embraced cloud computing early on in our strategy. The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth.

We will continue to focus on the following key strategic initiatives during the remainder of 2019:

●
Expand our Platform and Technology business development and sales team,

●
Continue to grow through acquisitions in areas of strategic focus,

●
Expand customer base,

●
Continue to migrate acquired businesses to our current platform,

●
Continue to expand our newswire distribution,

●
Invest in technology advancements and upgrades,

●
Continue development of our Insight and Analytics module,

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent Form 10-K filing.

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

Date: August 1, 2019

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer