Form 10-Q
period 2019-09-30
ISSUER DIRECT CORP
filed 2019-10-31
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ISSUER DIRECT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1 Glenwood Ave, Suite 1001, Raleigh NC 27603
(Address of Principal Executive Office) (Zip Code)

(919) 481-4000
(Registrant’s telephone number, including area code)

500 Perimeter Park Drive, Suite D, Morrisville NC 27560
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,798,225 shares of common stock were issued and outstanding as of October 31, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,807	$17,222
Accounts receivable (net of allowance for doubtful accounts of $671 and $534, respectively)	2,054	1,593
Income tax receivable	88	90
Other current assets	222	89
Total current assets	18,171	18,994
Capitalized software (net of accumulated amortization of $1,926 and $1,310, respectively)	1,361	1,957
Fixed assets (net of accumulated depreciation of $500 and $452, respectively)	329	132
Other long-term assets	193	35
Goodwill	6,051	5,032
Intangible assets (net of accumulated amortization of $4,793 and $4,219, respectively)	3,984	2,802
Total assets	$30,089	$28,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397	$371
Accrued expenses	648	577
Current portion of note payable	320	320
Income taxes payable	27	83
Deferred revenue	1,566	1,249
Total current liabilities	2,958	2,600
Note payable – long-term (net of discount of $26 and $45, respectively)	294	276
Deferred income tax liability	367	413
Other long-term liabilities	51	—
Total liabilities	3,670	3,289
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,837,588 and 3,829,572 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	4	4
Additional paid-in capital	22,684	22,525
Other accumulated comprehensive loss	(37)	(17)
Retained earnings	3,768	3,151
Total stockholders' equity	26,419	25,663
Total liabilities and stockholders’ equity	$30,089	$28,952

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	For the ThreeMonths Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Revenues	$4,019	$3,255	$12,336	$10,584
Cost of revenues	1,222	981	3,774	3,032
Gross profit	2,797	2,274	8,562	7,552
Operating costs and expenses:
General and administrative	1,229	944	3,912	2,896
Sales and marketing expenses	871	723	2,566	2,272
Product development	288	333	968	916
Depreciation and amortization	229	155	659	439
Total operating costs and expenses	2,617	2,155	8,105	6,523
Operating income	180	119	457	1,029
Interest income (expense), net	79	(1)	265	(11)
Net income before income taxes	259	118	722	1,018
Income tax expense	59	32	105	246
Net income	$200	$86	$617	$772
Income per share – basic	$0.05	$0.02	$0.16	$0.24
Income per share – fully diluted	$0.05	$0.02	$0.16	$0.23
Weighted average number of common shares outstanding – basic	3,853	3,552	3,853	3,223
Weighted average number of common shares outstanding – fully diluted	3,868	3,604	3,874	3,289

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net income	$200	$86	$617	$772
Foreign currency translation adjustment	(7)	(10)	(20)	(43)
Comprehensive income	$193	$76	$597	$729

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Other Accumulated Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2017	3,014,494	$3	$10,400	$34	$2,774	$13,211
Stock-based compensation expense	—	—	142	—	—	142
Exercise of stock awards, net of tax	47,626	—	161	—	—	161
Foreign currency translation	—	—	—	43	—	43
Dividends	—	—	—	—	(152)	(152)
Net income	—	—	—	—	320	320
Balance at March 31, 2018	3,062,120	$3	$10,703	$77	$2,942	$13,725
Stock-based compensation expense	—	—	144	—	—	144
Exercise of stock awards, net of tax	41,250	—	549	—	—	549
Foreign currency translation	—	—	—	(76)	—	(76)
Dividends	—	—	—	—	(153)	(153)
Net income	—	—	—	—	366	366
Balance at June 30, 2018	3,103,370	$3	$11,396	$1	$3,155	$14,555
Stock-based compensation expense	—	—	204	—	—	204
Shares issued upon acquisition of FSCwire	3,402	—	62	—	—	62
Secondary stock offering	927,418	1	13,322	—	—	13,323
Exercise of stock awards, net of tax	10,500	—	39	—	—	39
Foreign currency translation	—	—	—	(10)	—	(10)
Dividends	—	—	—	—	(155)	(155)
Net income	—	—	—	—	86	86
Balance at September 30, 2018	4,044,690	$4	$25,023	$(9)	$3,086	$28,104

Balance at December 31, 2018	3,829,572	$4	$22,525	$(17)	$3,151	$25,663
Stock-based compensation expense	—	—	137	—	—	137
Exercise of stock awards, net of tax	24,996	—	—	—	—	—
Foreign currency translation	—	—	—	(3)	—	(3)
Net income	—	—	—	—	205	205
Balance at March 31, 2019	3,854,568	$4	$22,662	$(20)	$3,356	$26,002
Stock-based compensation expense	—	—	131	—	—	131
Exercise of stock awards, net of tax	8,000	—	—	—	—	—
Foreign currency translation	—	—	—	(10)	—	(10)
Net income	—	—	—	—	212	212
Balance at June 30, 2019	3,862,568	$4	$22,793	$(30)	$3,568	$26,335
Stock-based compensation expense	—	—	127	—	—	127
Exercise of stock awards, net of tax	—	—	—	—	—	—
Stock repurchase and retirement	(24,980)	—	(236)	—	—	(236)
Foreign currency translation	—	—	—	(7)	—	(7)
Net income	—	—	—	—	200	200
Balance at September 30, 2019	3,837,588	$4	$22,684	$(37)	$3,768	$26,419

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$617	$772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,261	1,034
Bad debt expense	700	150
Deferred income taxes	(46)	(15)
Non-cash interest expense (See Note 3)	19	19
Stock-based compensation expense	396	489
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,166)	(479)
Decrease (increase) in other assets	(117)	229
Increase (decrease) in accounts payable	26	(197)
Increase (decrease) in accrued expenses and other liabilities	(56)	(281)
Increase (decrease) in deferred revenue	321	432
Net cash provided by operating activities	1,955	2,153

Cash flows from investing activities:
Purchase of VisualWebcaster Platform	(2,788)	—
Purchase of Filing Services Canada, Inc, net of cash received	—	(1,123)
Capitalized software	(20)	(21)
Purchase of fixed assets	(302)	(48)
Net cash used in investing activities	(3,110)	(1,192)

Cash flows from financing activities:
Payment for stock repurchase and retirement	(236)	—
Proceeds from secondary stock offering	—	13,323
Proceeds from exercise of stock options, net of income taxes	—	747
Payment of dividends	—	(460)
Net cash provided by (used in) financing activities	(236)	13,610

Net change in cash	(1,391)	14,571
Cash – beginning	17,222	4,917
Currency translation adjustment	(24)	(44)
Cash – ending	$15,807	$19,444

Supplemental disclosures:
Cash paid for income taxes	$218	$46
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$260	$—

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2019 and statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three and nine-month periods ended September 30, 2019 and 2018 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2018 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock totaling 93,000 and 32,000 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2019 and 2018, respectively, because their impact was anti-dilutive.

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

The Company recognizes revenue for subscriptions evenly over the contract period, upon distribution for per-release contracts and upon event completion for webcasting events. For service contracts that include stand ready obligations, revenue is recognized evenly over the contract period. For all other services delivered on a per project or event basis, the revenue is recognized at the completion of the event. The Company believes recognizing revenue for subscriptions and stand ready obligations using a time-based measure of progress best reflects the Company’s performance in satisfying the obligations.

For bundled contracts, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the subscription or services. If a standalone selling price is not directly observable, the Company uses the residual method to allocate any remaining prices to that subscription or service. The Company regularly reviews standalone selling prices and updates these estimates if necessary.

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Deferred revenue as of September 30, 2019 and December 31, 2018 was $1,566,000 and $1,249,000, respectively, and is expected to be recognized within one year. Revenue recognized for the nine months ended September 30, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $873,000 and $826,000, respectively. Accounts receivable related to contracts with customers was $2,054,000 and $1,593,000 as of September 30, 2019 and December 31, 2018, respectively. Since substantially all of the contracts with customers have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of September 30, 2019 and December 31, 2018, the Company has capitalized $20,000 and $18,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit is granted on an unsecured basis. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of September 30, 2019, the total amount exceeding such limit was $14,925,000. The Company also had cash-on-hand of $210,000 in Europe and $124,000 in Canada as of September 30, 2019.

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

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and nine-month periods ended September 30, 2019 and 2018, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Capitalized software development costs	$—	$21	$20	$21
Amortization included in cost of revenues	201	198	602	595
Amortization included in depreciation and amortization	5	2	14	7

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

Fair Value Measurements

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

●
Level 1– Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market. Our cash and cash equivalents are quoted at Level 1.

●
Level 2 – Observable inputs other than Level 1prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

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

As of September 30, 2019 and December 31, 2018, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

The new standard was effective for the Company on January 1, 2019, which is also the day we elected to adopt the new standard. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We chose the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of January 1, 2019. See the table below for the impact of adoption of the lease standard on our balance sheet accounts as of the day of adoption, January 1, 2019 ($ in 000’s):

	As Previously Reported	New Lease Standard Adjustment	As Adjusted
ROU asset	$-	$102	$102
Lease liability	-	135	135
Deferred rent	33	(33)	-

Note 3: Recent Acquisitions

Acquisition of the Visual Webcaster Platform (“VWP”)

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

$ in 000’s	Three months ended September 30, 2018	Nine months ended September 30, 2018

Revenues	$3,913	$12,437
Net Income	$136	$899
Basic earnings per share	$0.04	$0.28
Diluted earnings per share	$0.04	$0.27

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

Note 4: Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of September 30, 2019, there are 23,500 shares which remain to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2019:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	10,000	6.14	$6.80	10,000
$7.01 - 8.00	20,313	3.99	$7.76	20,313
$8.01 - 12.00	8,250	7.43	$9.98	4,250
$12.01 - 15.00	57,000	8.62	$13.09	32,000
$15.01 - 17.40	32,000	8.67	$17.40	32,000
Total	127,563	7.62	$12.63	98,563

As of September 30, 2019, the Company had unrecognized stock compensation related to the options of $115,000, which will be recognized through 2021.

The Company did not grant any restricted stock units, nor did any restricted stock units vest during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company granted 46,000 restricted stock units with an intrinsic value of $11.57, to certain employees and board members of the Company. The vesting period for the restricted stock units varies between one and three years. During the nine months ended September 30, 2019, 33,000 restricted stock units with an intrinsic value of $8.62 vested. As of September 30, 2019, there was $370,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2021.

Share Repurchase Plan

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. As of September 30, 2019, the Company repurchased a total of 24,980 shares at an aggregate cost of $236,000 as shown in the table below ($ in 000’s, except share or per share amounts):

Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7 -31, 2019	22,150	$9.34	22,150	$792
September 1-30, 2019	2,830	$10.00	2,830	$764
Total	24,980	$9.41	24,980	$764

Note 5: Income taxes

We recognized income tax expense of $59,000 and $105,000 for the three and nine-month periods ended September 30, 2019, compared to $32,000 and $246,000 during the same periods of 2018, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the nine-month period ended September 30, 2019, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to stock-based compensation tax benefit of $24,000, as well as, a return to provision adjustment and tax credits offset by state income taxes. For the three and nine-month periods ended September 30, 2018, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes, offset by excess stock-based compensation tax benefits and tax credits.

Note 6: Leases

As described further in "Note 2. Summary of Significant Accounting Policies", we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

Generally, our leasing activity consists of office leases. As of January 1, 2019, we had three existing leases for office space. In October 2015, we signed a three-year lease extension for our former 16,059 square-foot corporate headquarters in Morrisville, NC. This lease expires on October 31, 2019 and as of January 1, 2019, we had remaining minimum lease payments of $135,000. A ROU asset and corresponding lease liability was recorded for this amount on January 1, 2019.

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

ROU assets totaled $104,000 as of September 30, 2019 and are included in Other long-term assets on the Consolidated balance sheets. Lease liabilities totaled $108,000 as of September 30, 2019. The current portion of this liability of $57,000 is included in accrued expenses on the Consolidated balance sheets and the long-term portion of $51,000 is included in other long-term liabilities on the Consolidated Balance Sheets.

Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short term leases. The components of lease expense were as follows (in 000’s):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Lease expense
Operating lease expense	$41	$29	$124	$88
Variable lease expense	41	29	120	96
Rent expense	$82	$58	$244	$184

The weighted-average remaining non-cancelable lease term for our operating leases was 1.2 years as of September 30, 2019. As of September 30, 2019, the weighted-average discount rate used to determine the lease liability was 4.25%. The future minimum lease payments to be made under noncancelable operating leases at September 30, 2019, are as follows (in 000’s):

Year Ended December 31:
2019	$24
2020	43
2021	45
Total lease payments	$112
Present value adjustment	(4)
Lease liability	108

In March 2019, we signed a new lease to move our corporate headquarters to Raleigh, North Carolina. As we continue our transition from a services-based company to a cloud-based platform company, the new lease affords us the ability to separate our warehouse from our corporate office. The new lease, which has a lease commencement date of October 2, 2019, is for 9,766 square feet and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance up to $488,000, which will be reflected in the balance sheet as of December 31, 2019.

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

	Three months ended September 30,
Revenue Streams	2019		2018
Platform and Technology	$2,712	67.5%	$2,085	64.1%
Services	1,307	32.5%	1,170	35.9%
Total	$4,019	100.0%	$3,255	100.0%

	Nine months ended September 30,
Revenue Streams	2019		2018
Platform and Technology	$8,038	65.2%	$6,363	60.1%
Services	4,298	34.8%	4,221	39.9%
Total	$12,336	100.0%	$10,584	100.0%

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Geographic region
North America	$3,908	$3,078	$11,928	$10,000
Europe	111	177	408	584
Total revenues	$4,019	$3,255	$12,336	$10,584

No customers accounted for more than 10% of the operating revenues during the three and nine-month periods ended September 30, 2019 or 2018.

Note 8: Line of Credit

Effective October 4, 2018, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,500,000 to $3,000,000. The interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 1.75%. As of September 30, 2019, the interest rate was 3.77% and the Company did not owe any amounts on the Line of Credit.

The Company subsequently renewed its Line of Credit, effective October 3, 2019. The renewal increased the term to two years, with all other provisions remaining the same.

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

Overview

Issuer Direct Corporation (Issuer Direct Corporation and its subsidiaries are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted). Our corporate offices are located at One Glenwood Ave., Suite 1001, Raleigh, North Carolina, 27603.

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

Platform and Technology

As our transition to a cloud-based subscription business continues to mature, we expect the Platform and Technology portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 65% of total revenue during the first nine months of 2019, compared to 60%, 56% and approximately 44% of our revenue for the years ending December 31, 2018, 2017 and 2016, respectively. Our ACCESSWIRE® news distribution offering represented a majority of the year over year growth in our Platform and Technology revenue for fiscal years 2017 and 2018, however, during the three and nine months ended September 30, 2019, this growth was led by the acquisition of the VisualWebcaster Platform (“VWP”) in our webcasting business as well as increased subscriptions of Platform id. as a result of our focus on a platform first engagement strategy and converting customers which historically relied on us for services work to utilizing Platform id.

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

Platform id.

Platform id. is our primary cloud-based subscription platform that efficiently and effectively helps our customers manage their events when seeking to distribute their messaging to key constituents, investors, markets and regulatory systems around the globe. Currently, Platform id. consists of several related but distinct shareholder communications and compliance modules. Certain of these capabilities were historically part of our disclosure management and shareholder communications offerings, but are now included in our fully integrated platform.

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

ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other investor outreach offerings. During the second quarter of 2019, one of our key partners made an industry-wide decision to no longer accept investor commentary content. A significant portion of our historical ACCESSWIRE revenue was generated from this type of content, as further discussed in the Results of Operations below. As part of our efforts to expand our customer base during the second half of 2018, we began to market ACCESSWIRE more heavily towards public and private company news issuers, which we believe will mitigate the impact of the loss of the investment commentary content long-term. Absent of the investment commentary business, our ACCESSWIRE news business grew 67% during the third quarter of 2019 compared to the same period of the prior year. Further disruption in any of our partnerships could have a materially adverse impact on our business.

Professional Conference Organizer (PCO) Module

At the end of 2018, we released a new module to Platform id., centered around the professional conference organizer (“PCO”). This subscription is being licensed to investor conference organizers, which together we believe hold an estimated 1,000 plus events a year. This cloud-based product is integrated within Platform id. and enhances our communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting.

This cloud-based platform, which is now available as a mobile app, offers organizers, issuers and investors the ability to register, request and approve 1x1 meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. By combining this module with the other components of Platform id. (particularly webcasting and newswire), we believe it gives us a unique offering for PCOs that is not available elsewhere in the market.

We believe ntering this business expands our current Platform and Technology revenue base, and as an adjacency, should assist in making Platform id. an ecosystem of choice for investment banks, issuers and investors.

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

We have also attempted to differentiate our offering by investing time and financial resources developing and integrating systems and processes within Platform id. and creating an application programming interface (“API”). This API allows customers, such as financial content sites and investment banks, to query an industry or a single company’s current and past earnings calls and present those webcasts on their platforms. Initially, this has been broadly distributed via our Investor Network platform, with expectations that customers will license this dataset for their platforms in the future. We believe this offering will further increase our brand awareness. Additionally, as a commitment to broadening the reach of our webcast platform, all events are broadcast live within our shareholder outreach module, which helps drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these analytics, which will be a component of our Insight and Analytics module, will increase the demand for our webcasting platform among the corporate issuer community.

On January 3, 2019, we acquired the VWP from Onstream Media Corporation. VWP is a leading cloud-based webcast, webinar and training platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we believe will integrate well into Platform id. We believe by acquiring VWP we have significantly strengthened our webcasting product and Platform id. offering as well as acquired over 120 customers, ranging from small private companies to Fortune 500 companies. The VWP technology enables us the ability to host thousands of additional webcasts each year, expanding and diversifying our webcast business from our historical earnings based events to include corporate meetings, training sessions and town hall type events. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers.

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

A valued subscription add-on in our Platform id. offering is the ability for our customers to gain access to real-time information about their shareholders, stock ledgers and reports and to issue new shares from our cloud-based stock transfer module. Managing the capitalization table of a public company or pre-IPO company is a cornerstone of corporate governance and transparency, and as such companies and community banks have chosen us to assist with their stock transfer needs, including bond offerings and dividend management. This is an industry which has experienced declining overall revenues as it was affected by the replacement of paper certificates with digital certificates. However, we have been focused on selling subscriptions of the stock transfer component of our platform, allowing customers to gain access to our cloud-based system in order to move shares or query shareholders, which has resulted in a more efficient process for both our customers and us.

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

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2019	2018	2019	2018

Platform and Technology
Revenue	$2,712	$2,085	$8,038	$6,363
Gross margin	$2,014	$1,605	$5,960	$5,037
Gross margin %	74%	77%	74%	79%

Services
Revenue	$1,307	$1,170	$4,298	$4,221
Gross margin	$783	$669	$2,602	$2,515
Gross margin %	60%	57%	61%	60%

Total
Revenue	$4,019	$3,255	$12,336	$10,584
Gross margin	$2,797	$2,274	$8,562	$7,552
Gross margin %	70%	70%	69%	71%

Revenues

Total revenue increased by $764,000, or 23%, to $4,019,000 during the three-month period ended September 30, 2019, as compared to $3,255,000 during the same period of 2018. Total revenue increased by $1,752,000, or 17%, to $12,336,000 during the nine-month period ended September 30, 2019, compared to $10,584,000 during the same period of 2018. A majority of the increase in revenue is related to revenue from customers obtained from our acquisition of VWP, which totaled $494,000 and $1,477,000, for the three and nine months ended September 30, 2019, respectively. Additional revenue of approximately $285,000 from our acquisition of FSCwire in July 2018 also contributed to the increase in revenue for the nine months ended September 30, 2019. A portion of the revenue from these acquisitions is included in both the Platform and Technology and Services revenue streams.

Platform and Technology revenue increased $627,000, or 30%, and $1,675,000, or 26%, during the three and nine-month periods ended September 30, 2019, respectively, as compared to the same periods of 2018. A majority of the increase is due to the acquisitions of VWP and FSCwire, which accounted for a combined $359,000 and $1,336,000 of the increase in Platform and Technology revenue during the three and nine months ended September 30, 2019, respectively. Additionally, we generated increased revenue from additional subscriptions of Platform id., as well as, increased ACCESSWIRE revenue, despite being negatively impacted by the industry-wide loss of the investment commentary business. The investment commentary business accounted for approximately $0 and $403,000 of revenue during the three and nine months ended September 30, 2019, respectively, compared to $356,000 and $1,219,000 during the same periods of 2018. Other than the impact of the investment commentary business and acquisition of FSCwire, ACCESSWIRE revenue increased 67% and 39% during the three and nine months ended September 30, 2019, respectively, compared to the same periods of the prior year. These increases were offset by a decline in revenue from our shareholder outreach offering due to customer attrition as revenue of this offering is typically tied-in with contracts of our annual report distribution services. Platform and Technology revenue increased to 67% and 65% of total revenue during the three and nine months ended September 30, 2019, respectively, as compared to 64% and 60% during the same periods of the prior year.

Services revenue increased $137,000, or 12%, and $77,000, or 2%, during the three and nine-month periods ended September 30, 2019, respectively, as compared to the same periods of 2018. We generated increased Services revenue from the acquisitions of VWP and FSCwire, which accounted for a combined $135,000 and $434,000 increase in Services revenue during the three and nine months ended September 30, 2019, respectively. These increases were partially offset by a decline in revenue from our ARS services due to continued decline as a result of continued customer attrition as customers elect to leave the service or transition to digital fulfillment. For the nine months ended September 30, 2019, we also experienced a decline in revenue from our transfer agent services due to a decline in corporate transactions, directives or actions. The timing of these corporate directives and actions are difficult to predict as they are controlled by our customers and the conditions of the market, and therefore fluctuate from quarter to quarter.

No customers accounted for more than 10% of the revenues during the three and nine-month periods ended September 30, 2019 or 2018.

Revenue Backlog

At September 30, 2019, our deferred revenue balance was $1,566,000, which we expect to recognize over the next twelve months, compared to $1,249,000 at December 31, 2018. Deferred revenue primarily consists of advance billings for subscriptions of our news distribution and cloud-based products, as well as, annual contracts for legacy ARS services. The increase is primarily due to an increase in subscriptions of Platform id. During the nine months ended September 30, 2019, we entered into new contracts with 114 net, new or existing customers with annualized contract value of $748,000. As of September 30, 2019, our total number of subscriptions of Platform id. was 219, with a total annual contract value of $1,873,000.

Cost of Revenues and Gross Margin

Platform and Technology cost of revenues consists primarily of direct labor costs, newswire distribution costs, third party licensing and amortization of capitalized software costs related to platforms licensed to customers. Services costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $241,000, or 25%, and $742,000, or 24% during the three and nine-month periods ended September 30, 2019, respectively, as compared to the same periods of 2018. Overall gross margin increased $523,000, or 23%, and $1,010,000, or 13%, during the three and nine-month periods ended September 30, 2019, respectively, as compared to the same periods of the prior year. Gross margin percentage remained at 70% for both the three month periods ended September 30, 2019 and 2018, however, decreased to 69% for the nine months ended September 30, 2019 from 71% during the same period of 2018.

Gross margin percentage from Platform and Technology revenue was 74% during the three and nine-month periods ended September 30, 2019, as compared to 77% and 79% during the same periods of 2018. The decrease in gross margin percentage is primarily attributable to the addition of revenue and costs associated with the acquisition of VWP as well as increased costs associated with our newswire business.

Gross margins from our Services revenue increased to 60% and 61% during the three and nine-month periods ended September 30, 2019, respectively, as compared to 57% and 60% during the same periods of 2018. The increase is due in part to lower print and fulfillment costs and headcount among our operations department.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses increased $285,000, or 30%, and $1,016,000 or 35%, during the three and nine-month periods ended September 30, 2019, respectively, as compared the same periods of 2018. For the three months ended September 30, 2019, the increase is primarily attributable to costs associated with the acquisition of VWP, an increase in corporate headcount, an increase in bad debt expense as well costs associated with moving our corporate headquarters, partially offset by a decrease in stock compensation expense. For the nine-months ended September 30, 2019, the increase is primarily related to an increase in our bad debt provision of $550,000, a majority of which related to additional reserve for accounts receivable balances related to two significant investment commentary newswire customers, which are fully reserved. Also contributing to the increase in general and administrative expenses for the nine months ended September 30, 2019, are additional expenses associated with our recent acquisitions, including additional one-time acquisition-related expenses, which were $112,000 during the nine-month period ended September 30, 2019 compared to $48,000 during the same period of the prior year, as well as an increase in corporate headcount, partially offset by a decrease in stock compensation.

As a percentage of revenue, general and administrative expenses were 31% and 32% for three and nine-month periods ended September 30, 2019, respectively, an increase from 29% and 27% for the same periods of 2018.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses for the three and nine-month periods ended September 30, 2019, increased $148,000, or 20%, and $294,000, or 13%, respectively, compared to the same periods of 2018. This increase is directly related to our investment in our sales and marketing initiatives with an increase in headcount and digital marketing.

As a percentage of revenue, sales and marketing expense were 22% for both the three months ended September 30, 2019 and 2018, and 21% during the nine months ended September 30, 2019 and 2018.

Product Development Expenses

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses decreased $45,000, or 14% during the three months ended September 30, 2019 compared to the same period of the prior year due to lower headcount during the quarter. For the nine months ended September 30, 2019, product development expenses increased $52,000, or 6%, compared to the same periods in 2018. The increase is due to an increase in employee-related and consulting expenses associated with the development of our cloud-based products.

As a percentage of revenue, product development expenses were 7% and 8% for the three and nine-month periods ended September 30, 2019, respectively, compared to 10% and 9% for the same periods of 2018.

Depreciation and Amortization

Depreciation and amortization expenses increased $74,000, or 48%, and $220,000, or 50%, during the three and nine-month periods ended September 30, 2019, respectively, as compared to the same periods of 2018. The increase is due to amortization of intangible assets acquired in both the VWP and FSCwire acquisitions.

Interest income (expense), net

Interest income (expense), net, represents interest income on deposit and money market accounts, partially offset by the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition.

Income tax (benefit) expense

We recognized income tax expense of $59,000 and $105,000 for the three and nine-month periods ended September 30, 2019, compared to $32,000 and $246,000 during the same periods of 2018, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the nine-month period ended September 30, 2019, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to stock-based compensation tax benefit of $24,000, as well as, a return to provision adjustment and tax credits offset by state income taxes. For the three and nine-month periods ended September 30, 2018, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes, offset by excess stock-based compensation tax benefits and tax credits.

Net Income

Net income for the three and nine-month periods ended September 30, 2019 was $200,000 and $617,000, respectively, compared to $86,000 and $772,000 for the same periods of 2018.

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

Liquidity and Capital Resources

As of September 30, 2019, we had $15,807,000 in cash and cash equivalents and $2,054,000 in net accounts receivable. Current liabilities at September 30, 2019, totaled $2,958,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest, lease liabilities and other accrued expenses. At September 30, 2019, our current assets exceeded our current liabilities by $15,213,000.

Effective October 4, 2018, the Company renewed its Line of Credit, which increased the amount of funds available for borrowing from $2,500,000 to $3,000,000. The interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 1.75%. As of September 30, 2019, the interest rate was 3.77% and the Company did not owe any amounts on the Line of Credit.

The Company subsequently renewed its Line of Credit, effective October 3, 2019. The renewal increased the term to two years, with all other provisions remaining the same.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. As of September 30, 2019, the Company repurchased a total of 24,980 shares at an aggregate cost of $236,000 as shown in the table below ($ in 000’s, except share or per share amounts):

Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7 -31, 2019	22,150	$9.34	22,150	$792
September 1-30, 2019	2,830	$10.00	2,830	$764
Total	24,980	$9.41	24,980	$764

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

Date: October 31, 2019

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer