Form 10-K
period 2019-12-31
ISSUER DIRECT CORP
filed 2020-02-27
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2019

———————
ISSUER DIRECT CORPORATION
(Name of small business issuer in its charter)
———————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

One Glenwood Avenue, Suite 1001, Raleigh, NC 27603
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant's second fiscal quarter, was approximately $43,260,762 based on the closing price reported on the NYSE American as of such date.

As of February 27, 2020, the number of outstanding shares of the registrant's common stock was 3,786,398.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

We announce material financial information to our investors using our investor relations website, SEC filings, investor events, news and earnings releases, public conference calls, webcasts and social media. We use these channels to communicate with our investors and the public about our company, our products and services and other related matters. It is possible that information we post on some of these channels could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post to all of our channels, including our social media accounts.

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

We work with a diverse customer base, which includes not only corporate issuers and private companies, but also investment banks, professional firms, such as investor relations and public relations firms, as well as the accounting and legal communities. We also sell products and services to others in the financial services industry, including brokerage firms and mutual funds. Our customers and their service providers utilize Platform id. and related solutions from document creation all the way to dissemination to regulatory bodies, news outlets, financial platforms and their shareholders. Private companies primarily use our news distribution and webcasting products and services to disseminate their message globally. Platform id.’s intelligent subscription platform guides thousands of customers through the process of communicating their message to a large audience.

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

Platform and Technology

As our cloud-based subscription business continues to mature, we expect the Platform and Technology portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 66% of total revenue during 2019, compared to 60%, 56% and approximately 44% of our revenue for the years ending December 31, 2018, 2017 and 2016, respectively. In 2019, growth in our Platform & Technology revenue stream was led by the acquisition of the VisualWebcaster Platform (“VWP”) in our webcasting business as well as increased subscriptions of Platform id. as a result of our focus on a platform first engagement strategy and converting customers which historically relied on us for services work to utilizing Platform id. While our ACCESSWIRE® news distribution offering showed some overall growth in 2019, it had represented a majority of the year over year growth in our Platform and Technology revenue for fiscal years 2017 and 2018.

We plan to continue to invest in both our current Platform id. offerings as well as additional offerings that we intend to incorporate into our Platform and Technology offerings. These new offerings will further help establish Platform id. and our strategy of bringing the issuer and investor closer together. One offering is helping public issuers better understand the shareholder composition of their company, which we believe is an area that is underserved by the market today.

Platform id.

Platform id. is our cloud-based subscription platform that efficiently and effectively helps our customers manage their events when seeking to distribute their messaging to key constituents, investors, markets and regulatory systems around the globe. Platform id. consists of several related but distinct shareholder communications and compliance modules that public companies utilize every quarter when they have requirements to meet reporting obligations as well as fair disclosure to the markets.

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

Communications Modules

ACCESSWIRE

Our press release offering, which is marketed under the brand ACCESSWIRE, is a cost-effective, Regulation Fair Disclosure (“FD”) news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. We believe ACCESSWIRE is becoming a competitive alternative to the traditional newswires because we have been able to integrate customer editing features and improve the targeting and growing analytics reporting systems as well as increase its dissemination distribution footprint. We believe this strategy will enable us to add new customers for 2020 and beyond. We have also been able to maintain flexible pricing by offering our customers the option to pay per release or enter into longer-term, flat-fee subscriptions. Currently, ACCESSWIRE is available within Platform id. as part of a subscription, or as a stand-alone module.

On July 3, 2018, we completed the acquisition of Filing Services Canada Inc. (“FSCwire”), which not only increased our customer base, but more importantly increased the global footprint, distribution capabilities and editorial team of our press release business. During the latter part of 2018, we completed the integration of FSCwire and rebranded it as ACCESSWIRE Canada, and are now focused on offering those customers the full suite of products included in Platform id.

ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other investor outreach offerings. During the second quarter of 2019, one of our key partners made an industry-wide decision to no longer accept investor commentary content. A significant portion of our historical ACCESSWIRE revenue was generated from this type of content, as further discussed in the Results of Operations below. As part of our efforts to expand our customer base during the second half of 2018, we began to market ACCESSWIRE more heavily towards public and private company news issuers, which we believe will mitigate the impact of the loss of the investment commentary content long-term. Absent of the investment commentary business, our ACCESSWIRE news business grew 44% during 2019 compared to the prior year. Further disruption in any of our partnerships could have a materially adverse impact on our ACCESSWIRE and overall business.

Professional Conference Organizer (PCO) Module

At the end of 2018, we released a new module to Platform id., centered around the professional conference organizer (“PCO”). This subscription is being licensed to investor conference organizers, which in the aggregate we believe hold an estimated 1,000 plus events a year. This cloud-based product is integrated within Platform id. and enhances our communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting.

This cloud-based platform, which is now available as a mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. By combining this module with the other components of Platform id. (particularly webcasting and newswire modules), we believe it gives us a unique offering for PCOs that is not available elsewhere in the market.

We believe entering this business expands our current Platform and Technology revenue base, and as an adjacency, should assist in making Platform id. an platform of choice for investment banks, issuers and investors.

Investor Network

Over the past few years, we have been focused on refining the model of digital distribution of our customers’ message to the investment community and beyond. This is being accomplished by integrating our shareholder outreach module, Investor Network, into and with Platform id. Most of the customers subscribing to this module today are historical PrecisionIR (“PIR”) – Annual Report Service (“ARS”) users, as well as new customers purchasing the entire Platform id. subscription. We have migrated some of the customers from the traditional ARS business into this new digital subscription business. However, there can be no assurances these customers will continue using this digital platform in the long term if market conditions or shareholder interest is not present.

Webcasting

The earnings event industry is a highly competitive space with the majority of the business being driven from practitioners in investor relations and communications firms. We estimate there are over 5,000 companies in North America conducting earnings events each quarter that include a teleconference, webcast or both as part of their events. Platform id. also incorporates other elements of the earnings event, including earnings date/call announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this integrated full service solution today. However, we believe our real-time event setup and integrated approach offers a more effective way to manage the process as well as attract an audience of investors.

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

On January 3, 2019, we acquired VWP from Onstream Media Corporation. VWP is a leading cloud-based webcast, webinar and training platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel integrates well into Platform id. We believe by acquiring VWP we have significantly strengthened our webcasting product and Platform id. offering as well as acquired over 120 customers, ranging from small private companies to Fortune 500 companies. The VWP technology enables us the ability to host thousands of additional webcasts each year, expanding and diversifying our webcast business from our historical earnings based events to include corporate meetings, training sessions and town hall type events. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers.

Investor Relations Content

Our investor relations content network is another component of Platform id., which is used to create the investor relations’ tab of a company’s website. This investor relations content network is a robust series of data feeds including news feeds, stock feeds, fundamentals, regulatory filings, corporate governance and many other components which are aggregated from a majority of the major exchanges and news distribution outlets around the world. Customers can subscribe to one or more of these data feeds or as a component of a fully designed and hosted website for pre-IPO companies, SEC reporting companies and partners seeking to display our content on their corporate sites. The clear benefit to our investor relations module is its integration into Platform id. As such, companies can produce content for public distribution and it is automatically linked to their corporate website, distributed to targeted groups and placed into our data feed partners.

Compliance Modules

Platform id.’s disclosure reporting module is a document conversion, editing and filing offering which is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC’s EDGAR system. This module is available in both a secure public cloud within our Platform id. subscription as well as in a private cloud option for corporations, mutual funds and the legal community looking to further enhance their internal document process. As this module has begun to be adopted by our customers, we have seen a negative impact on our legacy disclosure conversion services business. However, the margins associated with our Platform and Technology business compared to our Services business are higher and align with our long-term strategy, and as such, we believe this module will have a positive impact on our compliance business going forward.

Toward the end of 2017, we completed upgrades to our disclosure reporting product to include tagging functionality that meets newly mandated SEC requirements. On June 28, 2018, the SEC voted to adopt rules mandating the use of Inline XBRL (Inline Extensible Business Reporting Language or “iXBRL”) for the submission of financial statement information to the SEC. The new requirements for iXBRL have a three-year phase in which began for large accelerated filers that use U.S. GAAP on June 15, 2019, and will begin for all other accelerated filers to begin reporting for fiscal periods ending on or after June 15, 2020 and for all other filers to begin reporting for fiscal periods ending on or after June 15, 2021. These upgrades also include meeting new SEC mandates for foreign filers that compile financial statements using International Financial Reporting Standards (“IFRS”) to be able to utilize our cloud-based platform. Beginning in 2018, foreign filers with fiscal year’s ending on or after December 15, 2017, are now required to report their financial statements in XBRL with the SEC. Platform id. has adopted the new IFRS taxonomy into and with its new disclosure upgrade for iXBRL to ensure our customers are able to meet these new mandates.

Our whistleblower module is an add-on product within Platform id. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance whistleblower policy. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we are able to gain relationships with new IPO customers and other larger cap customers listed on the NYSE.

A valued subscription add-on in our Platform id. offering is the ability for our customers to gain access to real-time information about their shareholders, stock ledgers and reports and to issue new shares from our cloud-based stock transfer module. Managing the capitalization table of a public company or pre-IPO company is a cornerstone of corporate governance and transparency, and as such companies and community banks have chosen us to assist with their stock transfer needs, including bond offerings and dividend management. This is an industry which has experienced declining overall revenues as it was affected by the replacement of paper certificates with digital certificates. However, we have been focused on selling subscriptions of the stock transfer component of our platform, allowing customers to gain access to our cloud-based system in order to move shares or query shareholders, which we believe has resulted in a more efficient process for both our customers and us.

Our proxy module is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This module is utilized for every annual meeting or special meeting we manage for our customers and offers both full-set mailing and notice of internet availability options.

Services

As we focus on expanding our cloud-based subscription business, we expect to see decreases in the overall revenues associated with our Services business, absent additional acquisitions which may occur in the future. Typically, Services revenues relate to activities where substantial resources are required to perform the work for our customers and/or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core disclosure business over the last 13 years, and completing SEDAR (the Canadian equivalent of EDGAR) filings. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required, but are optional for customers that utilize our Platform id. and are invoiced as used.

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

Our overall strategy includes:

Expansion of Current Customers

We expect to continue to see demand for our products within our customer base. As we continue to transition from a services oriented business, our focus is to migrate customer contracts over to subscription-based contracts for our entire Platform id. offering. We believe this will help us move from a transaction based revenue model to a recurring subscription-based revenue model, which may give us more consistent, predictable revenue patterns and hopefully creates longer lasting customer relationships. Additionally, as part of our customer expansion efforts, we are committed to working beyond the single point of contact and into the entire C suite (CEO, CFO, IRO, Corporate Secretary, etc.) of an organization which we believe will help drive subscription revenues.

Focus on Organic Growth

Our primary growth strategy continues to be selling our cloud-based offerings via Platform id. to new customers under a subscription arrangement, whereas in the past we were inclined to sell a single point solution. Selling a subscription of Platform id. allows us to provide our customers with a competitively priced, complete solution for their communications and compliance needs. Our strategy of selling our cloud-based offerings via Platform id. to all customers under a subscription agreement should benefit us by moving away from selling individual solutions within highly commoditized markets that are experiencing pricing pressures.

New Offerings

During 2020 and going forward, we will continue to innovate, improve and build new applications into and with our platform, with the ultimate objective of developing applications in combination, that are not offered by our competitors. As a company focused on technology offerings, we understand the importance of advancements and fully appreciate the risks and consequences of losing our market position - a very common mistake many technology companies have made. The pursuit of technological innovation is and has been a part of our overall strategy as an organization over the last several years.

Each year we bring to market certain platform upgrades, add-ons, and new offerings that we believe will round out our overall platform solutions. We believe our innovation and technological efficiencies continue to be a competitive advantage and focus for us.

Part of our continued strategy from 2019 is to bring to market our insight and analytics engine for our Platform id. product offering, which we began testing with a close group of professionals and customers in late 2018. The insights and analytics component of Platform id. will give our customers the ability to see shareholder and investor engagement from the source, (i.e. at a conference, road show, earnings event, corporate website, Investor Network, affiliate networks and thousands of distribution points from our already robust news distribution network.), which we believe will enable them to better assess the effectiveness of investor outreach programs and target potential investors more effectively. This module’s success relies on access to raw historical data, from both our customers and investors in order to tie together patterns and insights. Being in the conference business, adding improved IR tools and selling subscriptions are all the right steps in order to gather this data to run through our engines and analytics systems. We believe we have gathered enough data for the analysis to be meaningful and plan to make this module available in 2020.

Acquisition Strategy

We will continue to evaluate complimentary verticals and systems that we can integrate well into our current platforms. These opportunities typically need to be accretive and consistent with what we have done in the past. We will continue to maintain our product and technology focus, so it is likely we will look for acquisitions in areas we currently generate revenues and/or see clear opportunities to leverage our strengths to disrupt existing markets. In these potential transactions, we will look for recurring long-term revenues, customers, and leading technologies that will further enhance our overall market position.

Sales and Marketing

During 2020, we will continue to strengthen our brands in the market by working aggressively to expand our new customer footprint and continue to cross sell to increase average revenue per user. Since our platform, systems and operations are built to handle growth, we can leverage them to produce consistently high margins and increased cash flows without a proportional increase in our capital or operating expenses.

Our sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2019 with a multi-tier organization of sales personnel, made up of Strategic Account Managers and Business Development Managers. We believe this structured approach is the most efficient and effective way to reach new customers and also grow our current install base. The total compensation packages for these teams are heavily weighted with commission compensation to incent sales. All members of the team have sales quotas. As of December 31, 2019, we employed 20 full-time equivalent sales personnel compared to 16 as of December 31, 2018. During the first quarter of 2020, we have also created a new inbound digital sales and marketing group to manage all inbound leads, e-commerce and digital marketing focused on the portions of our platform we believe can be purchased online.

Our marketing organization has been focused on both new customer acquisition as well as campaigns to educate current customers on the advantages of our entire Platform id. Additionally, our marketing team has expanded their focus on investor conferences, strategic exchange partnerships and private company marketing activities in order to continue to scale our business long term.

Additionally, our management team plays a critical role in our sales process, assisting the organization and customers with new offerings, cross selling opportunities and channel development; because our overall organization is small, we benefit from this approach and believe this is key to our future success.

Technology and Security

We will continue to make investments in our technology as we transition our business from a historically service-oriented business to a cloud-based subscription organization. In all of our offerings, quality, support, and scalability as well as the need to preserve the confidential content of our customers are of utmost importance and part of our core values.

Since 2018, we continue to maintain agreements with security consulting firms to identify, address and create policies and plans which enable us to mitigate our cybersecurity and information vulnerabilities on both a short-term and long-term basis. We believe having a strong cyber and information security policy is not only necessary to maintain our current business model but also important to attract new customers. We plan to continue to work closely with these firms and others to ensure our security policies meet our customers’ needs and requirements.

Industry Overview

Our industry benefits from increased regulatory requirements and the need for platforms and systems to manage these new regulations. Additionally, the industry, along with cloud-based technologies, have matured considerably over the past several years, whereby corporate issuers and communication professionals are seeking platforms and systems to do some, if not all the work themselves. We believe we are well positioned in this new environment to benefit from software licensing and further advancements of Platform id.

The business services industry as it relates to compliance and communications is highly fragmented, with hundreds of independent service companies that provide a range of financial reporting, document management services and with a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. Over the past few years, we have invested in several new product offerings beyond our traditional compliance reporting and transaction services business. We believe these new offerings will afford us the ability to reduce our revenue seasonality and provide a new baseline of recurring annualized contracts under our new subscription-based business.

According to a 2018 Burton-Taylor Media Intelligence report, the global communications technology market is $4.1+ billion in annual spend. This total consists of spending on press releases, earnings events, engagement and targeting and investor relations platforms globally. The key drivers of growth in our industry relate to changing regulatory requirements, new innovated platform technologies and typical industry consolidations. We believe we have a significant competitive advantage as a result of our technology and workflow automation solutions.

Competition

Despite some significant consolidation in recent years, our industry remains both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality and the ability to service customer demands. Management has been focused on offsetting these risks relating to competition as well as the seasonality by introducing our cloud-based subscription platforms, with higher margins, clear competitive advantages and scalability to withstand market and pricing pressures.

We also review our operations on a regular basis to balance growth with opportunities to maximize efficiencies and support our long-term strategic goals. We believe by blending our workflow technologies with our legacy service offerings we are able to offer a comprehensive set of products and solutions to each of our customers within one platform that most competitors cannot offer today.

We believe we are positioned to be the public company platform of choice as a cost-effective alternative to both small regional providers and global providers. We also believe we benefit from our location in Raleigh, North Carolina, as we do not experience significant competition for sales, customer service, or production personnel.

Customers

Our customers include a wide variety of public and private companies, mutual funds, law firms, brokerage firms, investment banks, individuals, and other institutions. For the year ended December 31, 2019, we worked with 2,169 publicly traded customers and 2,691 private customers, compared to 2,103 publicly traded customers and 2,265 private customers for the year ended December 31, 2018. We did not have any customers during the year ended December 31, 2019 that accounted for more than 10% of our revenue or more than 10% of our year end accounts receivable balance as of December 31, 2019.

Employees

As of December 31, 2019, we employed seventy-nine employees and engaged six independent contractors, none of which are represented by a union. Our employees work in our corporate offices in North Carolina and in other offices throughout North America.

Facilities

Our headquarters are located in Raleigh, North Carolina. In October 2019, we began a new lease for 9,766 square feet of office space, which expires December 31, 2027. As part of our acquisition of VWP, we assumed a three-year lease for an office in Ft. Lauderdale, Florida and a short term lease for an office in New York City, New York. Additionally, we have an office in Salt Lake City, Utah which is also on a short term lease.

Insurance

We maintain both a general business liability policy and an errors and omissions policy specific to our industry and operations. We believe that our insurance policies provide adequate coverage for all reasonable risks associated with operating our business. Additionally, we maintain a Directors and Officers insurance policy, which is standard for our industry and size. We also maintain key person life insurance on our C level executives, and other key individuals.

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

We experienced a revenue growth rate of 24% from 2018 to 2019, 21% from 2017 to 2018 and 49% from 2016 to 2017 with respect to our Platform and Technology revenue stream. In 2019, much of the growth came from the acquisition of VWP in January 2019 and FSCwire in July 2018, while the previous years’ growth was due to the success of our ACCESSWIRE business. Our historical revenue growth rate of the Platform and Technology revenue stream is not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

The success of our cloud-based software largely depends on our ability to provide reliable solutions to our customers. If a customer were to experience a product defect, a disruption in its ability to use our solutions or a security flaw, demand for our solutions could be diminished, we could be subject to substantial liability and our business could suffer.

Our Platform and Technology solutions are complex and we often release new features. As such, our solutions could have errors, defects, viruses or security flaws that could result in unanticipated downtime for our customers and harm our reputation and our business. Internet-based software may contain undetected errors or security flaws when first introduced or when new versions or enhancements are released. We might from time to time find such defects in our solutions, the detection and correction of which could be time consuming and costly. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions in access, security flaws, viruses, data corruption or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, could delay or withhold payment to us or may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. We could also lose future sales. In addition, a security breach of our solutions could result in our future business prospects being materially adversely impacted.

A substantial portion of our business is derived from our ACCESSWIRE brand, which is dependent on technology and key partners.

As noted, our ACCESSWIRE brand has been vital to the increase in revenue associated with our Platform and Technology revenue stream. ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other shareholder communications services. During the second quarter of 2019, one of our key partners made an industry-wide decision to no longer accept investor commentary content. A significant portion of our historical ACCESSWIRE revenue was generated from this type of content, which has significantly affected revenue going forward. Further disruption in any of these partnership relationships could have a material adverse impact on our business and financial results and the inability to procure new key partners could impact the growth of the ACCESSWIRE brand, particularly with respect to public company news distribution. Additionally, ACCESSWIRE is highly dependent on technology and any performance issues with this technology could have a material impact on our ability to serve our customers and thus our ability to generate revenue.

Failure to manage our growth may adversely affect our business or operations.

Since 2013, we have experienced overall growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our executive management team and employees and on our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from twenty-four employees and contractors as of December 31, 2012 to eighty-five as of December 31, 2019. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

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

Our ability to grow and our future success will depend to a significant extent on the continued contributions of our key executives, managers and employees. In addition, many of our individual technical and sales personnel have extensive experience in our business operations and/or have valuable customer relationships that would be difficult to replace. Their departure, if unexpected and unplanned, could cause a disruption to our business. Our competition for these individuals is intense in certain areas of our business. We may not succeed in identifying and retaining the appropriate personnel in key positions. Further, competitors and other entities have in the past recruited and may in the future attempt to recruit our employees, particularly our sales personnel. The loss of the services of our key personnel, the inability to identify, attract and retain qualified personnel in the future or delays in hiring qualified personnel, particularly technical and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as the timely introduction of new technology-based products and services, which could harm our business, financial condition and operating results.

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
Gain market acceptance.

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

Our business depends substantially on customers renewing their subscriptions with us, specifically Platform id., and expanding their use of our products. Our customers have no obligation to renew their subscriptions for our products after the expiration of their initial subscription period. Given our limited operating history with respect to our Platform and Technology revenue stream, we may be unable to accurately predict our revenue retention rate. In addition, our customers may renew for shorter contract lengths, lower prices or fewer users. We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our products, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and products, more subscriptions or enhanced editions of our products to our current customers. If our efforts to sell additional solutions and products to our customers are not successful, our growth and operations may be impeded. In addition, any decline in our customer renewals or failure to convince our customers to broaden their use of our products would harm our future operating results.

Although we have generated positive cash flows for the past 12 years, we have incurred operating losses in the past and may do so again in the future.

The Company has incurred operating losses in the past and may do so again in the future. At December 31, 2019, the Company had $3,837,000 of retained earnings. Although we have generated positive cash flows from operations for the past twelve years, there can be no assurances that we will be able to do so in the future. As we continue to invest in our cloud-based technologies and sales and marketing teams, we could experience fluctuations in our cash flows from operations and retained earnings and there are no guarantees that our business can continue to generate the current revenue levels.

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

The computation of our provision for income tax is complex, as it is based on the laws of multiple taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Additionally, provisions for income tax for interim quarters are based on forecasts of our U.S. and non-U.S. effective tax rates for the year and contain numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted by things such as changes in our business, internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative developments, tax audit determinations, changes in uncertain tax positions, tax deductions attributed to equity compensation and changes in our determination for a valuation allowance for deferred tax assets. For all of these reasons, our actual income taxes may be materially different than our provision for income tax.

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

The acceptance of our services depends on a number of factors, including the nature and size of the potential customer base, the effectiveness of our system, and the extent of the commitment being made by the potential customer, and is difficult to predict. Currently, our sales and marketing expenses per customer are fairly low. If potential customers take longer than we expect to decide whether to use our services and require that we travel to their sites, present more marketing material, or spend more time in completing the sales process, our selling expenses could increase, and decrease our profitability.

The seasonality of business makes it difficult to predict future results based on specific quarters.

A greater portion of our printing, distribution and solicitation of proxy materials business will be processed during the second quarter of our fiscal year. Therefore, the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we will attempt to continue to grow other revenues linked to predictable periodic activity that is cyclical in nature.

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

We do not intend to pay dividends for the foreseeable future.

We paid dividends in 2012, part of 2013 and from the fourth quarter of 2015 through the third quarter of 2018. In the fourth quarter of 2018, we announced that we would no longer be declaring quarterly dividends for the foreseeable future in order to invest such money in our business. There can be no assurances that dividends will be paid in the future in the form of either cash or stock.

Our Board of Directors has the ability without stockholder approval to issue shares of preferred stock with terms detrimental to the holders of our common stock.

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

Because we are a smaller reporting company, our independent registered public accounting firm was not required to and did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2019.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTY.

Our headquarters are located in Raleigh, North Carolina. In October 2019, we began a new lease for 9,766 square feet of office space, which expires December 31, 2027. As part of our acquisition of VWP, we assumed a three-year lease for an office in Ft. Lauderdale, Florida and a short term lease for an office in New York City, New York. Additionally, we have an office in Salt Lake City, Utah which is also on a short term lease.

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

	High	Low
Year ended December 31, 2019
Quarter Ended March 31, 2019	$13.85	$11.35
Quarter Ended June 30, 2019	13.27	10.25
Quarter Ended September 30, 2019	11.39	8.90
Quarter Ended December 31, 2019	$12.75	$10.10
Year ended December 31, 2018
Quarter Ended March 31, 2018	$18.50	$15.75
Quarter Ended June 30, 2018	20.45	15.85
Quarter Ended September 30, 2018	20.65	13.75
Quarter Ended December 31, 2018	$15.60	$10.00

Holders of Record

As of December 31, 2019, there were approximately 150 registered holders of record of our common stock and 3,786,398 shares outstanding.

Issuer Purchases of Equity Securities

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. As of December 31, 2019, the Company repurchased a total of 76,170 shares at an aggregate cost of $769,000 (not including commissions of $4,000) as shown in the table below ($ in 000’s, except share or per share amounts):

Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7 -31, 2019	22,150	$9.34	22,150	$793
September 1-30, 2019	2,830	$10.00	2,830	$765
October 1-31, 2019	39,363	$10.44	39,363	$354
November 1-30, 2019	11,827	$10.43	11,827	$231
December 1-31, 2019	—	—	—	$231
Total	76,170	$10.10	76,170	$231

Dividends

We did not pay any dividends during the year ended December 31, 2019. During the year ended December 31, 2018, we paid dividends totaling $460,000 or $0.15 per share. There can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

COMPARISON OF CUMULATIVE TOTAL RETURN

Performance Comparison Graph

This chart compares the five-year cumulative total return on our common stock with that of the Russell MicroCap index and a custom peer group, which was selected by the Company. The chart assumes $100 was invested on December 31, 2014, in our common stock, the Russell MicroCap index and the peer group, and that any dividends were reinvested. The Peer Group is composed of: Broadridge Financial Solutions Inc., Cision, Ltd., and Workiva, Inc. The peer group index utilizes the same method of presentation and assumptions for the total return calculation as does Issuer Direct Corporation (ISDR) and the Russell MicroCap index. All companies in the peer group index are weighted in accordance with their market capitalizations.

The Company makes no representation to the peer group market caps being similar to that of Issuer Direct, however these peers do represent a fair and accurate list of the companies that Issuer Direct competes with that are in fact public.

	12/14	12/15	12/16	12/17	12/18	12/19
Issuer Direct Corporation	100.00	64.98	103.40	214.41	133.76	137.77
Russell MicroCap	100.00	94.84	114.16	129.19	112.29	137.48
Peer Group	100.00	119.66	145.22	201.81	221.94	276.05

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

Summary of Operations for the periods ended December 31, 2019 and 2018 (in 000’s).

	Year Ended December 31,
	2019	2018
Statement of Operations
Revenue	$16,295	$14,232
Cost of revenues	5,080	4,103
Gross profit	11,215	10,129
Operating costs	10,741	8,966
Operating income	474	1,163
Interest income, net	321	47
Income before taxes	795	1,210
Income tax expense	109	373
Net income	$686	$837

Concentrations:

For the years ended December 31, 2019 and 2018, we generated revenues from the following revenue streams as a percentage of total revenue:

	2019	2018
Revenue Streams
Platform and Technology	65.6%	60.4%
Services	34.4%	39.6%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase for the years ended December 31, 2019 and 2018 ($ in 000’s):

	2019	2018	% change
Revenue Streams
Platform and Technology	$10,696	$8,593	24.4%
Services	5,599	5,639	(0.7)%
Total	$16,295	$14,232	14.5%

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

Results of Operations

Comparison of results of operations for the years ended December 31, 2019 and 2018 (in 000’s):

Revenue Streams	2019	2018
Platform and Technology
Revenue	$10,696	$8,593
Gross margin	$7,860	$6,780
Gross margin %	73%	79%

Services
Revenue	5,599	5,639
Gross margin	3,355	3,349
Gross margin %	60%	59%

Total
Revenue	$16,295	$14,232
Gross margin	$11,215	$10,129
Gross margin %	69%	71%

Revenues

Total revenue increased by $2,063,000, or 14%, to $16,295,000 during the year ended December 31, 2019, as compared to $14,232,000 in 2018. Customers obtained from our acquisitions of VWP and FSCwire contributed $2,175,000 of revenue during the year ended December 31, 2019 compared to 2018. A portion of this revenue is recognized in the Platform and Technology revenue stream and a portion in the Services revenue stream.

Platform and Technology revenue increased $2,103,000, or 24%, to $10,696,000 for the year ended December 31, 2019, as compared to $8,593,000 during 2018. A majority of the increase is due to the acquisitions of VWP and FSCwire, which accounted for a combined $1,600,000 of the increase in Platform and Technology revenue during the year ended December 31, 2019. Additionally, we generated increased revenue from additional subscriptions of Platform id., as well as, increased ACCESSWIRE revenue, despite being negatively impacted by the industry-wide loss of the investment commentary business. The investment commentary business accounted for approximately $403,000 of revenue during the year ended December 31, 2019, compared to approximately $1,577,000 during 2018. We do not expect revenue from the investment commentary business in the future. Other than the impact of the investment commentary business and acquisition of FSCwire, ACCESSWIRE revenue increased 38% during the year ended December 31, 2019, compared to the same period of the prior year. These increases were offset by a decline in revenue from our shareholder outreach offering due to customer attrition as revenue of this offering is typically tied-in with contracts of our annual report distribution services. Platform and Technology revenue increased to 66% of total revenue during the year ended December 31, 2019, as compared to 60% in the prior year.

Services revenue decreased $40,000, or less than 1%, during the year ended December 31, 2019, as compared to 2018. The decrease is partly due to a decline in revenue from our ARS services due to continued customer attrition as customers elect to leave the service or transition to digital fulfillment. We also experienced a decline in revenue from our transfer agent services due to a decline in corporate transactions, directives and actions. The timing of these corporate directives and actions are difficult to predict as they are controlled by our customers and the conditions of the market, and therefore fluctuate from year to year. These decreases were offset by increased revenue associated with the acquisitions of VWP and FSCwire, which accounted for a combined $575,000 in Services revenue during the year ended December 31, 2019.

2019 Revenue Backlog

At December 31, 2019, our deferred revenue balance was $1,812,000, a majority of which we expect to recognize over the next twelve months, compared to $1,249,000 at December 31, 2018. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as, advance billings for annual contracts of legacy ARS services. The increase is primarily due to an increase in subscriptions of Platform id. During the year ended December 31, 2019, we entered into new contracts with 150 net, new or existing customers with annualized contract value of $911,000. As of December 31, 2019, our total number of subscriptions of Platform id. was 255, with a total annual contract value of $2,033,000.

Cost of Revenues

Platform and Technology cost of revenues consists primarily of direct labor costs, newswire distribution costs, third party licensing and amortization of capitalized software costs related to platforms licensed to customers. Services costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $977,000, or 24%, during the year ended December 31, 2019, as compared to the same period of 2018. Overall gross margin increased $1,086,000, or 11%, during the year ended December 31, 2019, compared to 2018. However, overall gross margin percentage decreased to 69% during the year ended December 31, 2019, as compared to 71% during the prior year. The increase in cost of sales and resulting decrease in gross margin percentage was primarily due to the addition of VWP, which has a lower gross margin than our legacy businesses. Additionally, newswire distribution costs increased as we expanded our distribution during the year, while newswire revenue did not increase at the same rate due to the loss of the investment commentary revenue, resulting in lower gross margins from our newswire business.

Gross margin percentage from Platform and Technology was 73% for the year ended December 31, 2019, as compared to 79% for 2018. The decrease in gross margin percentage is primarily attributable to the addition of revenue and costs associated with the acquisition of VWP as well as increased costs associated with our newswire business.

Gross margin percentage from our Services revenue was 60% for the year ended December 31, 2019 compared to 59% for 2018.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $5,086,000 for the year ended December 31, 2019, an increase of $1,001,000, or 25%, as compared to the prior year. This increase is primarily due to additional costs associated with our acquisition of VWP of approximately $500,000 and an increase in bad debt expense of $394,000, a majority of which related to additional reserve for accounts receivable balances related to two significant investment commentary newswire customers. General and administrative expenses also increased due to an increase in corporate headcount as we position the Company for growth. These increases were offset by a decrease in stock compensation.

As a percentage of revenue, General and Administrative expenses were 31% for the year ended December 31, 2019, as compared to 29% for 2018.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $3,551,000 for the year ended December 31, 2019, an increase of $549,000, or 18%, as compared to the prior year. This increase is directly related to our investment in our sales and marketing initiatives with an increase in headcount and digital marketing.

As a percentage of revenue, sales and marketing expenses were 22% for the year ended December 31, 2019 compared to 21% for 2018.

Product Development

Product development expenses consist primarily of salaries, stock based compensation and licenses to develop new products and technology to complement and/or enhance Platform id. Product development costs decreased $57,000, or 4%, to $1,219,000 during the year ended December 31, 2019, as compared to 2018. The decrease is the result of lower employee-related and consulting expenses.

As a percentage of revenue, Product Development expenses were 7% for the year ended December 31, 2019, as compared to 9% for 2018.

Depreciation and Amortization

During the year ended December 31, 2019, depreciation and amortization expenses increased by $282,000, or 47%, to $885,000, as compared to $603,000 during 2018. The increase is primarily due to amortization of intangible assets acquired in both the VWP and FSCwire acquisitions.

Interest income, net

Interest income, net, represents interest income on deposit and money market accounts, partially offset by the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition.

Income Taxes

We recorded income tax expense of $109,000 during the year ended December 31, 2019, compared to $373,000 during the year ended December 31, 2018. During the year ended December 31, 2019, the Company’s effective tax rate was favorably impacted by the research and development tax credit, foreign tax credits as well as a benefit related to the exercise of stock based compensation.

The aforementioned reasons, as well as state taxes, foreign statutory tax rate differentials are the reasons for the variance between the Company’s effective tax rate and the statutory rate of 21%

Net Income

Net income for the year ended December 31, 2019 was $686,000 as compared to $837,000 in 2018. Although we achieved increases in revenue and gross margin, these increases were offset by higher operating expenses due to an increase in bad debt expense specifically related to two investment commentary customers and investments made to position ourselves for growth by increasing headcount, incurring costs related to acquisitions as well as continuing to invest in our cloud-based products. Depreciation and amortization expense increased as well, due to amortization associated with acquired intangible assets. The increase in operating expense was partially offset by an increase in interest income on deposit and money market accounts as well as a decrease in income tax expense due to favorable impacts related to foreign tax credits and benefits related to exercise of stock based compensation.

Liquidity and Capital Resources

As of December 31, 2019, we had $15,766,000 in cash and cash equivalents and $2,051,000 in net accounts receivable. Current liabilities at December 31, 2019, totaled $3,840,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, remaining payments for Interwest acquisition and other accrued expenses. At December 31, 2019, our current assets exceeded our current liabilities by $14,166,000.

Effective October 3, 2019, the Company renewed its Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of December 31, 2019, the interest rate was 3.76% and the Company did not owe any amounts on the Line of Credit.

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

Overall, the demand for our platforms continues to be stable in the majority of the segments we serve. In a portion of our business, we expect demand will continue to shift from traditional printed and service-based engagements to a cloud-based subscription model, as well as digital distribution offerings. We believe we are positioned well in this space to be both competitive and agile to deliver these solutions to the market. As we have seen over the last several quarters, the transition to digital platforms has had a negative effect on our Service revenue and this is a trend we expect will continue over the next few quarters.

One of our competitive strengths is that we have embraced cloud computing early on in our strategy. The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth.

We will continue to focus on the following key strategic initiatives during 2020:

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

We have invested and will continue to invest in our product sets, platforms and intellectual property development via internal development and acquisitions. These developments are key to our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve. If we are successful in this development effort, we believe we can achieve increases in revenues per user as we move through 2020 and beyond.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Deferred revenue as of December 31, 2019 and 2018 was $1,812,000 and $1,249,000, respectively, and is expected to be recognized within one year. Revenue recognized for the year ended December 31, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $1,249,000 and $887,000, respectively. Accounts receivable related to contracts with customers was $2,051,000 and $1,593,000 as of December 31, 2019 and 2018, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of December 31, 2019 and 2018, the Company has capitalized $21,000 and $18,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. For any uncertain tax positions, we recognize the impact of a tax position only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.

Capitalized Software

Costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. The Company capitalized $20,000 and $21,000 during the years ended December 31, 2019 and 2018, respectively. The Company recorded amortization expense of $843,000 and $813,000 during the years ended December 31, 2019 and 2018, respectively, $783,000 and $795,000 of which is included in Cost of revenues on the Consolidated Statements of Income. The remaining amount of $60,000 and $18,000 for the years ended December 31, 2019 and 2018, respectively, is included in Depreciation and amortization.

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

Lease Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for office space and are included within Other long-term assets and Other long-term liabilities on the consolidated balance sheets.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

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

●
Level 2 – Observable inputs other than Level 1prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

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

As of December 31, 2019 and 2018, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Recently adopted accounting pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $15,766,000 and $17,222,000 at December 31, 2019 and 2018, respectively. We did not hold any marketable securities as of December 31, 2019 or 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the two years ended December 31, 2019 and 2018, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2019, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2020 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after December 31, 2019 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2019” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

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

ISSUER DIRECT CORPORATION

Date: February 27, 2020	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	February 27, 2020	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Steven Knerr	February 27, 2020	Chief Financial Officer
Steven Knerr		(Principal Accounting Officer)

/s/ William Everett	February 27, 2020	Director, Chairman of the Board and Member of the
William Everett		Audit Committee and Strategic Advisory Committee

/s/ J. Patrick Galleher	February 27, 2020	Director, Chairman of the Compensation Committee
J. Patrick Galleher		and Strategic Advisory Committee

/s/ Michael Nowlan	February 27, 2020	Director, Chairman of the Audit Committee
Michael Nowlan

/s/ Eric Frank	February 27, 2020	Director, Chairman of the Technology Oversight
Eric Frank		Committee and Member of the Compensation Committee

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Issuer Direct Corporation
Raleigh, North Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
February 27, 2020

We have served as the Company’s auditor since 2010.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$15,766	$17,222
Accounts receivable (net of allowance for doubtful accounts of $700 and $534, respectively)	2,051	1,593
Income tax receivable	48	90
Other current assets	141	89
Total current assets	18,006	18,994
Capitalized software (net of accumulated amortization of $2,153 and $1,310, respectively)	1,134	1,957
Fixed assets (net of accumulated depreciation of $181 and $452, respectively)	899	132
Right-of-use asset – leases (See Note 9)	2,127	—
Deferred tax asset	256	—
Other long-term assets	77	35
Goodwill	6,376	5,032
Intangible assets (net of accumulated amortization of $4,937 and $4,219, respectively)	3,515	2,802
Total assets	$32,390	$28,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266	$371
Accrued expenses	1,151	577
Note payable – short-term (net of discount of $19 as of December 31, 2019) (See Note 4)	301	320
Income taxes payable	310	83
Deferred revenue	1,812	1,249
Total current liabilities	3,840	2,600
Note payable – long-term (net of discount of $45 as of December 31, 2018) (See Note 4)	—	276
Deferred income tax liability	141	413
Lease liabilities – long-term (See Note 9)	2,309	—
Total liabilities	6,290	3,289
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,786,398 and 3,829,572 shares issued and outstanding as of December 31, 2019 and 2018, respectively.	4	4
Additional paid-in capital	22,275	22,525
Other accumulated comprehensive loss	(16)	(17)
Retained earnings	3,837	3,151
Total stockholders' equity	26,100	25,663
Total liabilities and stockholders’ equity	$32,390	$28,952

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018
Revenues	$16,295	$14,232
Cost of revenues	5,080	4,103
Gross profit	11,215	10,129
Operating costs and expenses:
General and administrative	5,086	4,085
Sales and marketing	3,551	3,002
Product development	1,219	1,276
Depreciation and amortization	885	603
Total operating costs and expenses	10,741	8,966
Operating income	474	1,163
Interest income, net	321	47
Net income before income taxes	795	1,210
Income tax expense	109	373
Net income	$686	$837
Income per share – basic	$0.18	$0.25
Income per share – diluted	$0.18	$0.24
Weighted average number of common shares outstanding – basic	3,839	3,415
Weighted average number of common shares outstanding – diluted	3,861	3,463

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018
Net income	$686	$837
Foreign currency translation adjustment	1	(51)
Comprehensive income	$687	$786

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2019 AND 2018
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2017	3,014,494	$3	$10,400	$34	$2,774	$13,211
Stock-based compensation expense	—	—	629	—	—	629
Exercise of stock awards, net of tax	99,376	—	747	—	—	747
Shares issued upon acquisition of FSCwire (see Note 4)	3,402	—	62	—	—	62
Secondary stock offering (see Note 7)	927,418	1	13,322	—	—	13,323
Stock repurchase and retirement (see Note 7)	(215,118)	—	(2,635)	—	—	(2,635)
Dividends	—	—	—	—	(460)	(460)
Foreign currency translation	—	—	—	(51)	—	(51)
Net income	—	—	—	—	837	837
Balance at December 31, 2018	3,829,572	$4	$22,525	$(17)	$3,151	$25,663
Stock-based compensation expense	—	—	523	—	—	523
Exercise of stock awards, net of tax	32,996	—	—	—	—	—
Stock repurchase and retirement (see Note 7)	(76,170)	—	(773)	—	—	(773)
Foreign currency translation	—	—	—	1	—	1
Net income	—	—	—	—	686	686
Balance at December 31, 2019	3,786,398	$4	$22,275	$(16)	$3,837	$26,100

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$686	$837
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	753	359
Depreciation and amortization	1,667	1,397
Deferred income taxes	(528)	(336)
Non-cash interest expense	25	25
Stock-based compensation expense	523	629
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,210)	(645)
Decrease (increase) in deposits and prepaid assets	362	743
Increase (decrease) in accounts payable	(117)	(322)
Increase (decrease) in deferred revenue	559	296
Increase (decrease) in accrued expenses	144	(114)
Net cash provided by operating activities	2,864	2,869

Cash flows from investing activities
Purchase of acquired businesses, net of cash received (See Note 4)	(2,788)	(1,123)
Purchase of fixed assets	(420)	(51)
Capitalized software	(20)	(21)
Net cash used in investing activities	(3,228)	(1,195)

Cash flows from financing activities
Payment for stock repurchase and retirement (see Note 7)	(773)	(2,635)
Payment on notes payable (See Note 4)	(320)	(288)
Proceeds from secondary stock offering (see Note 7)	—	13,323
Proceeds from exercise of stock options, net of income taxes	—	747
Payment of dividend	—	(460)
Net cash provided by (used in) financing activities	(1,093)	10,687

Net change in cash	(1,457)	12,361
Cash- beginning	17,222	4,917
Currency translation adjustment	1	(56)
Cash- ending	$15,766	$17,222

Supplemental disclosures:
Cash paid for income taxes	$340	$66
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$2,856	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the state of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. Today, Issuer Direct is an industry-leading global communications and compliance company focusing on the needs of corporate issuers. Issuer Direct's principal platform, Platform id.™, empowers users by thoughtfully integrating the most relevant tools, technologies and products, thus eliminating the complexity associated with producing and distributing their business communications and financial information. The Company operates under several brands in the market, including Direct Transfer, PrecisionIR (PIR), Investor Network, Interwest and ACCESSWIRE. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a customer’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

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

The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2019 and 2018 (in 000’s):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning balance	$534	$425
Bad debt expense	753	359
Write-offs	(587)	(250)
Ending balance	$700	$534

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of December 31, 2019, the total amount exceeding such limit was $14,794,000. The Company also had cash-on-hand of $305,000 in Europe and $189,000 in Canada as of December 31, 2019.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Deferred revenue as of December 31, 2019 and 2018 was $1,812,000 and $1,249,000, respectively, and is expected to be recognized within one year. Revenue recognized for the year ended December 31, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $1,249,000 and $887,000, respectively. Accounts receivable related to contracts with customers was $2,051,000 and $1,593,000 as of December 31, 2019 and 2018, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of December 31, 2019 and 2018, the Company has capitalized $21,000 and $18,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Asset Category	Depreciation / Amortization Period
Computer equipment	3 years
Furniture & equipment	3 to 7 years
Leasehold improvements	8 years or lesser of the lease term

Earnings per Share

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 93,000 and 32,000 were excluded in the computation of diluted earnings per common share during the years ended December 31, 2019 and 2018, respectively, because their impact was anti-dilutive.

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

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. For any uncertain tax positions, we recognize the impact of a tax position only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.

Capitalized Software

Costs incurred to develop our cloud-based platform products and disclosure management system components are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. The Company capitalized $20,000 and $21,000 during the years ended December 31, 2019 and 2018, respectively. The Company recorded amortization expense of $843,000 and $813,000 during the years ended December 31, 2019 and 2018, respectively, $783,000 and $795,000 of which is included in Cost of revenues on the Consolidated Statements of Income. The remaining amount of $60,000 and $18,000 for the years ended December 31, 2019 and 2018, respectively, is included in Depreciation and amortization.

The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. One part of the Company’s suite of products was directed toward private companies seeking to raise capital under Regulation A+ and Regulation D. Market acceptance under these regulations is behind what was initially anticipated, resulting in lower than expected revenue from this product. As a result, the Company wrote-off the remaining carrying value of this product in the amount of $44,000 as of December 31, 2019. This amount is included in Depreciation and amortization expense on the Consolidated Statements of Income for the year ended December 31, 2019.

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

Lease Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for office space and are included within Other long-term assets and Other long-term liabilities on the consolidated balance sheets.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

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

●
Level 2 – Observable inputs other than Level 1prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

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

As of December 31, 2019 and 2018, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Advertising

The Company expenses advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Advertising expense totaled $163,000 and $115,000, during the years ended December 31, 2019 and 2018, respectively.

Recently adopted accounting pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

	As Previously Reported	New Lease Standard Adjustment	As Adjusted
ROU asset	$-	$102	$102
Lease liability	-	135	135
Deferred rent	33	(33)	-

Note 3: Fixed Assets

in $000’s	December 31,
	2019	2018
Computers equipment	$108	$134
Furniture & equipment	267	320
Leasehold improvements	705	130
Total fixed assets, gross	1,080	584
Less: Accumulated depreciation	(181)	(452)
Total fixed assets, net	$899	$132

Included in leasehold improvements is $488,000 of tenant improvements allowance associated with the new lease signed in March 2019 related to the Company’s new corporate headquarters. Depreciation expense on fixed assets for the years ended December 31, 2019 and 2018 totaled $106,000 and $64,000, respectively. During the year ended December 31, 2019, the Company disposed of fixed assets totaling $377,000. No disposals were made during the year ended December 31, 2018.

Note 4: Recent Acquisitions

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

The following table summarizes the preliminary estimates of the identified intangible assets as a result of the acquisition. The preliminary estimates of the fair value of identified intangible assets as a result of the acquisition were subject to revisions, which resulted in adjustments to the values as presented below. The changes are due to continued refinement of management’s appraisals and estimates. In conjunction with the change in the preliminary estimate, the estimated lives of the identified intangible assets were reviewed, however, no changes were made.

The identified intangible assets are as a result of the acquisition are as follows (in 000’s):

	As Previously Reported 9/30/19	As Restated 12/31/19	Adjustment
Customer relationships	$1,190	$865	$(325)
Technology	497	497	—
Non-compete agreement	69	69	—
Goodwill	1,019	1,344	325
	$2,775	$2,775	$—

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

$ in 000’s	Year Ended December 31, 2018
Revenues	$16,836
Net Income	$1,146
Basic earnings per share	$0.34
Diluted earnings per share	$0.33

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

Note 5: Goodwill and Other Intangible Assets

The components of intangible assets are as follows (in 000’s):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	4,600	(2,100)	2,500
Proprietary software	1,279	(865)	414
Distribution partner relationships	153	(23)	130
Non-compete agreement	69	(14)	55
Trademarks – definite-lived	173	(165)	8
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$8,452	$(4,937)	$3,515

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	3,735	(1,534)	2,201
Proprietary software	782	(753)	29
Distribution partner relationships	153	(8)	145
Trademarks – definite-lived	173	(154)	19
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$7,021	$(4,219)	$2,802

The Company performed its annual assessment for impairment of goodwill and intangible assets and determined there was no impairment as of and for the years ended December 31, 2019 and 2018.

The amortization of intangible assets is a charge to operating expenses and totaled $718,000 and $520,000 in the years ended 2019 and 2018, respectively.

The future amortization of the identifiable intangible assets is as follows (in 000’s):

Years Ending December 31:
2020	$609
2021	459
2022	431
2023	431
2024	431
Thereafter	746
Total	$3,107

Our goodwill balance of $6,376,000 at December 31, 2019, was related to our acquisition of Basset Press in July 2007, PIR in 2013, ACCESSWIRE in 2014, Interwest in 2017, FSCwire in 2018 and VWP in 2019. The increase in the amount of goodwill of $1,344,000 as compared to the balance of $5,032,000 as of December 31, 2018, was due to the acquisition of VWP as described in Note 4. We conducted our annual impairment analyses as of October 1, of 2019 and 2018 and determined that no goodwill was impaired.

Note 6: Line of Credit

Effective October 3, 2019, the Company renewed its Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of December 31, 2019, the interest rate was 3.76% and the Company did not owe any amounts on the Line of Credit.

Note 7: Equity

Dividends

We did not pay any dividends during the year ended December 31, 2019. During the year ended December 31, 2018, we paid dividends totaling $460,000 or $0.15 per share.

Preferred stock and common stock

There were no issuances of preferred stock during the years ended December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, the Company had the following issuances of common stock in addition to stock issued pursuant to vesting of restricted stock units and exercise of options to purchase common stock:

●
The Company issued 2,500 shares of common stock to consultants in exchange for services during the years ended December 31, 2018, and recognized expense of $38,000, for the value of those shares.

●
On July 3, 2018, the Company issued 3,402 shares as part of the acquisition of FSCwire (see Note 4).

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

Stock repurchase and retirement

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. As of December 31, 2019, the Company repurchased a total of 76,170 shares at an aggregate cost of $769,000 (not including commissions of $4,000) as shown in the table below ($ in 000’s, except share or per share amounts):

Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7 -31, 2019	22,150	$9.34	22,150	$793
September 1-30, 2019	2,830	$10.00	2,830	$765
October 1-31, 2019	39,363	$10.44	39,363	$354
November 1-30, 2019	11,827	$10.43	11,827	$231
December 1-31, 2019	—	—	—	$231
Total	76,170	$10.10	76,170	$231

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

Note 8: Stock Options and Restricted Stock Units

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of December 31, 2019, there are 23,500 shares which remain to be granted under the 2014 Plan.

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

The following is a summary of stock options issued during the year ended December 31, 2019 and 2018:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	137,288	$0.01 - 13.49	$10.20	$1,119,562
Options granted	32,000	17.40	17.40	—
Options exercised	(61,875)	7.76 - 13.49	11.46	346,284
Options forfeited/cancelled	(8,850)	0.01 – 9.26	2.76	134,099
Balance at December 31, 2018	98,563	$6.80 - 17.40	$12.56	$127,306
Options granted	31,500	10.75 – 13.21	12.90	—
Options exercised	—	—	—	—
Options forfeited/cancelled	(2,500)	13.21	13.21	—
Balance at December 31, 2019	127,563	$6.80 - 17.40	$12.63	$142,818

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2019 and 2018 of $11.69 and $11.35, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2019 and 2018. As of December 31, 2019, there was $95,000 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2021.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number
$0.01 - $7.00	10,000	$6.80	5.88	10,000
$7.01 - $8.00	20,313	7.76	3.74	20,313
$8.01 - $12.00	8,250	9.98	7.18	4,250
$12.01 - $15.00	57,000	13.09	8.37	32,000
$15.01 - $17.40	32,000	17.40	8.42	32,000
Total	127,563	$12.63	7.37	98,563

Of the 127,563 stock options outstanding, 69,000 are non-qualified stock options. All options have been registered with the SEC.

The fair value of common stock options issued during the year ended December 31, 2019 and 2018 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Year ended December 31, 2019	Year ended December 31, 2018
Expected dividend yield	1.56%	1.15%
Expected stock price volatility	50%	50%
Weighted-average risk-free interest rate	2.45%	2.75%
Weighted-average expected life of options (in years)	5.75	5.50

The following is a summary of restricted stock units issued during the year ended December 31, 2019 and 2018:

	Number of Options Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2017	65,165	$6.66	$1,131,703
Units granted	9,000	17.43	156,850
Units vested/issued	(34,996)	7.28	850,984
Units forfeited	(2,500)	5.80	43,329
Balance at December 31, 2018	36,669	$8.76	$257,987
Units granted	46,000	11.57	532,220
Units vested/issued	(33,003)	8.62	400,700
Units forfeited	(1,667)	8.85	14,753
Balance at December 31, 2019	47,999	$11.55	$554,388

As of December 31, 2019, there was $262,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2021. All restricted stock units have been registered with the SEC.

During the year ended December 31, 2019 and 2018, we recorded compensation expense of $523,000 and $629,000, respectively, related to stock options and restricted stock units.

Note 9: Leases

As described further in "Note 2. Summary of Significant Accounting Policies", we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

Generally, our leasing activity consists of office leases. As of January 1, 2019, we had three existing leases for office space. In October 2015, we signed a three-year lease extension for our former 16,059 square-foot corporate headquarters in Morrisville, NC. This lease expired on October 31, 2019 and as of January 1, 2019, we had remaining minimum lease payments of $135,000. A ROU asset and corresponding lease liability was recorded for this amount on January 1, 2019.

In March 2019, we signed a new lease to move our corporate headquarters to Raleigh, North Carolina. As we continue our transition from a services-based company to a cloud-based platform company, the new lease affords us the ability to separate our warehouse from our corporate office. The new lease, which has a lease commencement date of October 2, 2019, is for 9,766 square feet and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of December 31, 2019. We recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Additionally, we have an office in Salt Lake City, Utah, which is on a short-term lease that is less than twelve months. As a result, we have elected the short-term lease recognition exemption for our Utah office lease, which means, for those leases that qualify, we will not recognize ROU assets or lease liabilities.

In connection with the Company’s acquisition of VWP (See Note 4), the Company assumed two short term leases in New York City, NY and entered into a three-year office lease in Florida. We have elected the short term lease exemption for the two New York leases. For the Florida lease, which was signed on January 4, 2019, we recognized a ROU asset and corresponding lease liability of $125,000, which represents the present value of minimum lease payments discounted at 4.25%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $2,693,000 as of December 31, 2019. The current portion of this liability of $384,000 is included in accrued expenses on the Consolidated balance sheets and the long-term portion of $2,309,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short term leases. The components of lease expense were as follows (in 000’s):

	Year ended December 31, 2019	Year ended December 31, 2018
Lease expense
Operating lease expense	$241	$118
Variable lease expense	133	137
Rent expense	$374	$255

The weighted-average remaining non-cancelable lease term for our operating leases was 5.0 years as of December 31, 2019. As of December 31, 2019, the weighted-average discount rate used to determine the lease liability was 3.8%. The future minimum lease payments to be made under noncancelable operating leases at December 31, 2019, are as follows (in 000’s):

Year Ended December 31:
2020	$383
2021	394
2022	359
2023	369
2024	379
Thereafter	1,201
Total lease payments	$3,085
Present value adjustment	(392)
Lease liability	2,693

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

Note 10: Commitments and Contingencies

From time to time, the Company may be involved in litigation that arises through the normal course of business. The Company is neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

Note 11: Revenues

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

For the years ended December 31, 2019 and 2018, we generated revenues from the following revenue streams as a percentage of total revenue (in 000’s):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	Percentage	Amount	Percentage
Revenue Streams
Platform and Technology	$10,696	65.6%	$8,593	60.4%
Services	5,599	34.4%	5,639	39.6%
Total	$16,295	100.0%	$14,232	100.0%

	Year Ended December 31
	2019	2018
Geographic region
North America	$15,796	$13,488
Europe	499	744
Total revenues	$16,295	$14,232

We did not have any customers during the years ended December 31, 2019 or 2018 that accounted for more than 10% of our revenue. There were no customers representing more than 10% of our total accounts receivable as of December 31, 2019. We had one customer that comprised approximately 12% of our total accounts receivable balance at December 31, 2018.

Note 12: Income Taxes

The provision for income taxes consisted of the following components for the years ended December 31 (in 000’s):

	2019	2018
Current:
Federal	$522	$499
State	94	145
Foreign	21	73
Total Current	637	717
Deferred:
Federal	(434)	(259)
State	(55)	(59)
Foreign	(39)	(26)
Total Deferred	(528)	(344)
Total expense for income taxes	$109	$373

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31 (in 000's, except percentages):

	2019		2018
	Amount	Percentage	Amount	Percentage
Federal statutory tax rate	$165	21.0%	$254	21.0%
State tax rate	12	1.5%	55	4.6%
Permanent difference – stock-based compensation	(13)	(1.6)%	(2)	(0.1)%
Permanent difference – other	8	0.9%	4	0.1%
Provision to return	(37)	(4.5)%	96	7.9%
Tax on foreign earnings – tax reform	24	2.9%	41	3.5%
Foreign rate differential	(11)	(1.3)%	2	0.1%
Research and development credit	(39)	(4.7)%	(77)	(6.3)%
Total	$109	14.2%	$373	30.8%

The effective income tax rate for 2019 was favorably impacted by the research and development tax credit, foreign tax credits as well as a benefit related to the exercise of stock based compensation.

Components of net deferred income tax assets, including a valuation allowance, are as follows at December 31 (in 000's):

	2019	2018	Change
Assets:
Net operating loss	$—	$25	$(25)
Deferred revenue	379	256	123
Allowance for doubtful accounts	149	109	40
Stock options	156	116	40
Basis difference in intangible assets	—	16	(16)
Transaction costs	49	—	49
Other	39	—	39
Foreign tax credits carryforward	—	1,181	(1,181)
Total deferred tax asset	772	1,703	(931)
Less: Valuation allowance	—	(1,181)	1,181
Total net deferred tax asset	772	522	250

Liabilities
Prepaid expenses	(23)	(11)	(12)
Basis difference in fixed assets	(14)	—	(14)
Capitalized software	(94)	(285)	191
Purchase of intangibles	(522)	(630)	108
Other	(4)	(9)	5
Total deferred tax liability	(657)	(935)	278

Total net deferred tax asset / (liability)	$115	$(413)	$528

A valuation allowance of $0 and $1,181,000 was recorded against its deferred tax asset balance as of December 31, 2019, and December 31, 2018, respectively. During the current year, the Company determined that its foreign tax credit carryforward had expired and therefore, released both the credit and associated valuation allowance, with no impact to the tax rate or tax expense.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. It has been determined that it is more likely than not that the Company's deferred tax assets are able to be realized based on future positive earnings and reversal of existing temporary differences.

The Company had no unrecognized tax benefits as of December 31, 2019 or December 31, 2018. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties at December 31, 2019.

Undistributed earnings of the Company are insignificant as of December 31, 2019. With the enactment of the Tax Cuts and Jobs Act of 2017, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2018, 2017 and 2016 are open to audit by federal and state taxing authorities.

Note 13: Employee Benefit Plans

The Company sponsors a defined contribution 401(k) Profit Sharing Plan and allows all employees in the United States to participate. Matching and profit sharing contributions to the plan are at the discretion of management, but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $27,000 and $25,000 during the years ended December 31, 2019 and 2018, respectively.

The Company also sponsors a defined contribution plan which covers substantially all employees in the United Kingdom. Employer contributions to the plan are at the discretion of management. The Company's contribution expense for discretionary contributions were $2,000 and $4,000 for the year ended December 31, 2019 and 2018, respectively.