Form 10-Q
period 2020-03-31
ISSUER DIRECT CORP
filed 2020-04-30
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ISSUER DIRECT CORPORATION
(Exact name of registrant as specified in its charter)
———————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1 Glenwood Avenue, Suite 1001, Raleigh NC 27603
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,772,700 shares of common stock were issued and outstanding as of April 30, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,197	$15,766
Accounts receivable (net of allowance for doubtful accounts of $534 and $700, respectively)	2,172	2,051
Income tax receivable	—	48
Other current assets	241	141
Total current assets	18,610	18,006
Capitalized software (net of accumulated amortization of $2,323 and $2,153, respectively)	964	1,134
Fixed assets (net of accumulated amortization of $213 and $181, respectively)	867	899
Right-of-use asset – leases	2,053	2,127
Deferred tax asset	294	256
Other long-term assets	67	77
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $5,109 and $4,937, respectively)	3,343	3,515
Total assets	$32,574	$32,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383	$266
Accrued expenses	1,060	1,151
Note payable – short-term (net of discount of $13 and $19, respectively)	307	301
Income taxes payable	374	310
Deferred revenue	1,879	1,812
Total current liabilities	4,003	3,840
Deferred income tax liability	137	141
Lease liabilities – long-term	2,226	2,309
Total liabilities	6,366	6,290
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,772,700 and 3,786,398 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	4	4
Additional paid-in capital	22,117	22,275
Other accumulated comprehensive income (loss)	24	(16)
Retained earnings	4,063	3,837
Total stockholders' equity	26,208	26,100
Total liabilities and stockholders’ equity	$32,574	$32,390

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2020	2019

Revenues	$4,016	$4,179
Cost of revenues	1,253	1,302
Gross profit	2,763	2,877
Operating costs and expenses:
General and administrative	1,216	1,361
Sales and marketing expenses	896	820
Product development	194	337
Depreciation and amortization	209	212
Total operating costs and expenses	2,515	2,730
Operating income	248	147
Interest income, net	58	71
Income before income taxes	306	218
Income tax expense	80	13
Net income	$226	$205
Income per share – basic	$0.06	$0.05
Income per share – fully diluted	$0.06	$0.05
Weighted average number of common shares outstanding – basic	3,788	3,850
Weighted average number of common shares outstanding – fully diluted	3,824	3,869

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Net income	$226	$205
Foreign currency translation adjustment	40	(3)
Comprehensive income	$266	$202

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	3,829,572	$4	$22,525	$(17)	$3,151	$25,663
Stock-based compensation expense	—	—	137	—	—	137
Exercise of stock awards, net of tax	24,996	—	—	—	—	—
Foreign currency translation	—	—	—	(3)	—	(3)
Net income	—	—	—	—	205	205
Balance at March 31, 2019	3,854,568	$4	$22,662	$(20)	$3,356	$26,002

Balance at December 31, 2019	3,786,398	$4	$22,275	$(16)	$3,837	$26,100
Stock-based compensation expense	—	—	45	—	—	45
Exercise of stock awards, net of tax	8,002	—	—	—	—	—
Stock repurchase and retirement	(21,700)	—	(203)	—	—	(203)
Foreign currency translation	—	—	—	40	—	40
Net income	—	—	—	—	226	226
Balance at March 31, 2020	3,772,700	$4	$22,117	$24	$4,063	$26,208

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$226	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374	412
Bad debt expense	93	224
Deferred income taxes	(42)	6
Non-cash interest expense	6	7
Stock-based compensation expense	45	137
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(219)	(869)
Decrease (increase) in other assets	32	(273)
Increase (decrease) in accounts payable	118	254
Increase (decrease) in accrued expenses	(105)	218
Increase (decrease) in deferred revenue	74	215
Net cash provided by operating activities	602	536

Cash flows from investing activities:
Purchase of VisualWebcaster Platform	—	(2,788)
Purchase of fixed assets	—	(6)
Net cash used in investing activities	—	(2,794)

Cash flows from financing activities:
Payment for stock repurchase and retirement	(203)	—
Net cash used in financing activities	(203)	—

Net change in cash	399	(2,258)
Cash – beginning	15,766	17,222
Currency translation adjustment	32	(3)
Cash – ending	$16,197	$14,961

Supplemental disclosures:
Cash paid for income taxes	$10	$37
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$260

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2020 and consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2020 and 2019 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2019 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 93,000 and 92,000 were excluded in the computation of diluted earnings per common share during the three-month periods ended March 31, 2020 and 2019, respectively, because their impact was anti-dilutive.

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

The Company's contracts include either a subscription to our entire platform or certain modules within our platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Platform and Technology and ii) Services. Performance obligations of Platform and Technology contracts include providing subscriptions to certain modules or the entire Platform id. system, distributing press releases on a per release basis or conducting webcasts on a per event basis. Performance obligations of Services contracts include obligations to deliver compliance services and annual report printing and distribution on either a stand ready obligation or on a per project or event basis. Set up fees for compliance services are considered a separate performance obligation and are satisfied upfront. Set up fees for our transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees or warranties. Since contracts are generally for one year, all of the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Additionally, deferred revenue is related to pre-paid packages of press releases for which the releases have not yet been disseminated. Deferred revenue as of March 31, 2020 and December 31, 2019 was $1,879,000 and $1,812,000, respectively, and is expected to be recognized within one year. Revenue recognized for the three months ended March 31, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $877,000 and $690,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $2,172,000 and $2,051,000 as of March 31, 2020 and December 31, 2019, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of March 31, 2020 and December 31, 2019, the Company has capitalized $21,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are typically in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of March 31, 2020, the total amount exceeding such limit was $14,905,000. The Company also had cash-on-hand of $358,000 in Europe and $254,000 in Canada as of March 31, 2020.

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

Income Taxes

We comply with Financial Aaccounting Standards Board (“FASB”) ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full year and this rate is applied to our results for the interim year-to-date period and then adjusted for any discrete period items.

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life. Costs related to design or maintenance of the software are expensed as incurred. No costs were capitalized during the three month periods ended March 31, 2020 and 2019. The Company recorded amortization expense of $170,000 and $204,000 during the three months ended March 31, 2020 and 2019, respectively. All of the amortization is included in Cost of revenues on the Consolidated Statements of Operations, with the exception of $5,000 and $4,000, which is included in Depreciation and amortization during the three months ended March 31, 2020 and 2019, respectively, as it relates to back-office supporting systems.

Lease Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for office space and are included within operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of non-lease services related to the lease and payments under operating leases classified as short-term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

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

As of March 31, 2020 and December 31, 2019, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Advertising

The Company expenses advertising costs as incurred.

Stock-based compensation

The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The associated cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Recently adopted accounting pronouncements

On January 1, 2020, the Company adopted ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This amendment is effective for public business entities that are a SEC filer for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this pronouncement to have a significant impact to the financial statements.

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

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $155,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. The Company employed a third party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from Seller. The valuation resulted in the tangible and intangible assets and liabilities disclosed below. The income approach was used to determine the value of the customer relationships and non-compete agreement. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; probability of executives competing, expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The relief from royalty method was used to value the technology. The relief from royalty method determines the fair value by calculating what a typical license fee would be in order to obtain the same or similar license of the technology from market participants. Projected cash flows consider revenue assumptions allocated to the technology.

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

The preliminary identified intangible assets as a result of the acquisition are as follows (in 000’s):

Customer relationships	$865
Technology	497
Non-compete agreement	69
Goodwill	1,344
$2,775

Note 4: Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016, the shareholders of the Company approved an additional 200,000 awards to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 400,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of March 31, 2020, there are 38,583 shares which remain to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	10,000	5.64	$6.80	10,000
$7.01 - 8.00	20,313	3.49	$7.76	20,313
$8.01 - 12.00	8,167	6.95	$9.99	4,167
$12.01 - 15.00	57,000	8.12	$13.09	44,500
$15.01 - 17.40	32,000	8.17	$17.40	32,000
Total	127,480	7.12	$12.63	110,980

As of March 31, 2020, the Company had unrecognized stock compensation related to the options of $75,000, which will be recognized through 2021.

During the three months ended March 31, 2020, the Company did not grant any restricted stock units. During the three months ended March 31, 2020, 8,002 restricted stock units with an intrinsic value of $12.61 vested. As of March 31, 2020, there was $66,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2021.

Stock repurchase and retirement

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. On March 16, 2020, the Company publicly announced that the Company increased the share repurchase program to repurchase up to $2,000,000 of its common shares. As of March 31, 2020, the Company repurchased a total of 97,870 shares at an aggregate cost of $972,000 (not including commissions of $4,000) as shown in the table below ($ in 000’s, except share or per share amounts):

Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7 -31, 2019	22,150	$9.34	22,150	$793
September 1-30, 2019	2,830	$10.00	2,830	$765
October 1-31, 2019	39,363	$10.44	39,363	$354
November 1-30, 2019	11,827	$10.43	11,827	$231
December 1-31, 2019	—	—	—	$231
January 1-31, 2020	—	—	—	$231
February 1-29, 2020	—	—	—	$231
March 1-31, 2020	21,700	$9.33	21,700	$1,028
Total	97,870	$9.93	97,870	$1,028

Note 5: Income taxes

We recognized income tax expense of $80,000 for the three-month period ended March 31, 2020, compared to income tax expense of $13,000 during the same period of 2019. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month period ended March 31, 2020, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax. For the three-month periods ended March 31, 2019, the variance between our effective tax rate and the U.S. statutory rate, is primarily attributable to excess stock-based compensation tax benefits of $35,000, recognized in income tax expense during the period, as well as, tax credits offset by state income taxes.

Note 6: Leases

Generally, our leasing activity consists of office leases. In March 2019, we signed a new lease to move our corporate headquarters to Raleigh, North Carolina. As we continue our transition from a services-based company to a cloud-based platform company, the new lease affords us the ability to separate our warehouse from our corporate office. The new lease, which had a lease commencement date of October 2, 2019, is for 9,766 square feet and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of March 31, 2020. We recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Additionally, we have an office in Salt Lake City, Utah, which is on a short-term lease that is less than twelve months. As a result, we have elected the short-term lease recognition exemption for our Utah office lease, which means, for those leases we do not expect to extend beyond twelve months, we will not recognize ROU assets or lease liabilities.

In connection with the Company’s acquisition of VWP (See Note 4), the Company assumed two short term leases in New York City, NY and entered into a three-year office lease in Florida. We have elected the short term lease exemption for the two New York leases because we do not expect them to extend beyond twelve months. For the Florida lease, which was signed on January 4, 2019, we recognized a ROU asset and corresponding lease liability of $125,000, which represents the present value of minimum lease payments discounted at 4.25%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $2,610,000 as of March 31, 2020. The current portion of this liability of $384,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $2,226,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short term leases. The components of lease expense were as follows (in 000’s):

	Three months ended
	March 31,
	2020	2019
Lease expense
Operating lease expense	$87	$41
Variable lease expense	32	42
Rent expense	$119	$83

The weighted-average remaining non-cancelable lease term for our operating leases was 4.8 years as of March 31, 2020. As of March 31, 2020, the weighted-average discount rate used to determine the lease liability was 3.8%. The future minimum lease payments to be made under non-cancelable operating leases at March 31, 2020, are as follows (in 000’s):

Year Ended December 31:
2020	$288
2021	394
2022	359
2023	369
2024	379
Thereafter	1,201
Total lease payments	$2,990
Present value adjustment	(380)
Lease liability	2,610

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

Note 7: Revenue

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a shareholder communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended March 31,
Revenue Streams	2020		2019
Platform and Technology	$2,685	66.9%	$2,665	63.8%
Services	1,331	33.1%	1,514	36.2%
Total	$4,016	100.0%	$4,179	100.0%

No customers accounted for more than 10% of the operating revenues during the three-month periods ended March 31, 2020 or 2019.

Note 8: Line of Credit

Effective October 3, 2019, the Company renewed its Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of March 31, 2020, the interest rate was 2.74% and the Company did not owe any amounts on the Line of Credit.

Note 9: Subsequent Events

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. Our offices have been ordered temporarily closed for the safety of our employees, their families and our community. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. We have performed a qualitative and quantitative review of our goodwill and intangible assets as of March 31, 2020 and have determined that there has been no impairment as a result of the impact of coronavirus or other factors, however, due to the uncertainty surrounding the pandemic, we will re-evaluate its impact on goodwill and intangible assets at the end of the second quarter of 2020.

On April 16, 2020, we entered into a $1,025,000 loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program ("the PPP"). The loan proceeds were intended to be used for payroll, rent and utilities over the eight- week period following the date of the loan. At the time we applied for the PPP loan, we believed in good faith that the Company met all of the certification requirements for a PPP loan. However, on April 23, 2020, the SBA issued additional guidance with respect to PPP loans. We immediately evaluated this new guidance and concluded that currently we may not be able to meet all of the certification requirements. As such, the Company immediately decided to return all of the funds received under the PPP loan (including interest accrued on such funds) to the SBA as soon as possible and the funds were returned on April 28, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q for many reasons, including the impact of the coronavirus pandemic. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K for the year ended December 31, 2019, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

Issuer Direct is a premier provider of communications and compliance technology solutions that are designed to help organizations tell their stories globally. Issuer Direct's principal platform, Platform id., empowers users by thoughtfully integrating the most relevant tools, technologies and products, thus eliminating the complexity associated with producing and distributing their business communications and financial information.

We work with a diverse customer base, which includes not only corporate issuers and private companies, but also investment banks, professional firms, such as investor relations and public relations firms, as well as the accounting and legal communities. We also sell products and services to others in the financial services industry, including brokerage firms and mutual funds. Our customers and their service providers utilize Platform id. and related solutions from document creation all the way to dissemination to regulatory bodies, news outlets, financial platforms and their shareholders. Private companies primarily use our news distribution and webcasting products and services to disseminate their message globally. Platform id.’s subscription platform guides thousands of customers through the process of communicating their message to a large audience.

We also work with several select stock exchanges by making available certain parts of our platform under agreements to integrate our offerings within their products. We believe such partnerships will yield increased exposure to a targeted customer base that could impact our revenue and overall brand in the market.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. Our offices have been ordered temporarily closed for the safety of our employees their families and our community. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have not seen a material impact to our business other than causing our employees to work remotely, however, the concentrations of our customer base with middle, small and micro-cap public customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact of the coronavirus. Additionally, the long-term financial impact from the coronavirus cannot be reasonably estimated at this time.

In order to provide a good representation of our business and reflect our platform first engagement strategy, we report revenue in two revenue streams: (i) Platform and Technology and (ii) Services. Set forth below is an infographic depicting the modules included in Platform id. and the services we provide:

Platform and Technology

As we continue to focus on our cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 67% of total revenue during the first quarter of 2020 compared to 64% during the first quarter of 2019. In 2020, the growth was attributed primarily to increased subscriptions of Platform id. as a result of our focus on a platform first engagement strategy and converting customers which historically relied on us for services work to utilizing Platform id. In 2019, growth in our Platform & Technology revenue stream was led by the acquisition of the VisualWebcaster Platform (“VWP”) in our webcasting business as well as increased subscriptions of Platform id.

We continue to invest in both our current Platform id. offerings as well as additional capabilities that we intend to incorporate into our Platform and Technology offerings to further advance our strategy of bringing the issuer and investor closer together. During the first quarter, we were able to pivot portions of our platform to specifically address the coronavirus business limitations. This resulted in a new Virtual Annual Meeting product, which combines our webcasting and proxy voting technology together. This new enhancement provides companies a digital alternative to in-person meetings regarding their annual general meeting. Additionally, we also upgraded the technology of our conference software product to allow conferences to go fully virtual and hold one-on-one meetings with audio, video and share features. We believe both these developments will assist us in delivering best of breed solutions to the market, but also lead us into new opportunities during this changing environment.

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

ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other investor outreach offerings. During the second quarter of 2019, one of our key partners made an industry-wide decision to no longer accept investor commentary content. A significant portion of our historical ACCESSWIRE revenue was generated from this type of content, as further discussed in the Results of Operations below. As part of our efforts to expand our customer base during the second half of 2018, we began to market ACCESSWIRE more heavily towards public and private company news issuers, which we believe will mitigate the impact of the loss of the investment commentary content long-term. Absent of the investment commentary business, our ACCESSWIRE news business grew 36% during the first quarter of 2020 compared to the prior year. Further disruption in any of our partnerships could have a materially adverse impact on our ACCESSWIRE and overall business.

Professional Conference Organizer (PCO) Module

At the end of 2018, we released a new module to Platform id., centered around the professional conference organizer (“PCO”). This subscription is being licensed to investor conference organizers, which in the aggregate we believe hold an estimated 1,000 plus events a year, although this number has been and is expected to be reduced in the near future as a result of the coronavirus. This cloud-based product is integrated within Platform id. and enhances our communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting.

This cloud-based platform, also available as a mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. By combining this module with the other components of Platform id. (particularly webcasting and newswire modules), we believe it gives us a unique offering for PCOs that is not available elsewhere in the market.

We believe entering this business expands our current Platform and Technology revenue base, and as an adjacency, should assist in making Platform id. a platform of choice for investment banks, issuers and investors.

As noted, the coronavirus has caused restrictions on travel, quarantines in certain areas, and forced closures of most all types of public places and businesses, which includes investor conferences. As a result, a significant portion of the conferences scheduled to use our software during the first and second quarter of 2020 have cancelled or delayed their conferences to the second half of the year. There can be no assurance at this time that these events will occur in-person anytime in 2020. To address these short and long-term impacts, we upgraded our conference software product to allow conferences to go fully virtual and hold one-on-one meetings with audio, video and share features. We believe this development can assist in delivering best of breed solutions to the market, but also lead us into new opportunities during this environment.

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

Webcasting

The earnings event industry is a highly competitive space with the majority of the business being driven from practitioners in investor relations and communications firms. We estimate there are over 5,000 companies in North America conducting earnings events each quarter that include a teleconference, webcast, or both as part of their events. Platform id. also incorporates other elements of the earnings event, including earnings date/call announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this integrated full service solution today. However, we believe our real-time event setup and integrated approach offers a more effective way to manage the process as well as attract an audience of investors.

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

 Our VWP product is a leading cloud-based webcast, webinar and training platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel integrates well into Platform id. VWP enables us the ability to host thousands of additional webcasts each year, expanding and diversifying our webcast business from our historical earnings based events to include corporate meetings, training sessions and town hall type events. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers. As a result of the coronavirus outbreak, many companies have been holding meetings virtually, which has increased demand for this product.

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

Our proxy module is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This module is utilized for every annual meeting or special meeting we manage for our customers and offers both full-set mailing and notice of internet availability options. We have also upgraded this offering to now offer the ability for our customers to hold their annual general meeting virtually. This product will utilize our webcasting technology to allow all shareholders of our customers to participate in the meeting regardless of location. Shareholders can utilize our voting platform prior to the meeting or vote in person at the virtual meeting by going to the meeting’s dedicated URL and entering their specific unique identifying number supplied to them on either their proxy card or electronically.

Services

Given our focus on cloud-based subscription business, we expect to see continued decreases in the overall revenues associated with our Services business. Typically, Services revenues relate to activities where substantial resources are required to perform the work for our customers and/or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core disclosure business over the last 14 years, and completing SEDAR (the Canadian equivalent of EDGAR) filings. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required, but are optional for customers that utilize our Platform id. and are invoiced as used.

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

In our Services business, we expect demand will continue to shift from traditional printed, service based engagements to digital distribution offerings. This was true before the coronavirus outbreak and we believe the coronavirus outbreak will only increase the demand for digital offerings in the future. Specifically, this may cause transition in the areas of print and proxy fulfillment and paper processing of stock-records and certificates to digital distribution, voting and transfer of records. Additionally, the Depository Trust Company, as well as, banks and brokers have seen temporary delays in processing and the Depository Trust Company is now only processing electronic transfers. The ultimate impact of how this transition will impact our business is still undetermined at this time.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2020 and 2019:

	Three months ended
Revenue Streams	March 31,
	2020	2019

Platform and Technology
Revenue	$2,685	$2,665
Gross margin	$1,999	$1,992
Gross margin %	74%	75%

Services
Revenue	$1,331	1,514
Gross margin	$764	885
Gross margin %	57%	58%

Total
Revenue	$4,016	$4,179
Gross margin	$2,763	$2,877
Gross margin %	69%	69%

Revenues

Total revenue decreased by $163,000, or 4%, to $4,016,000 during the three-month period ended March 31, 2020, as compared to $4,179,000 during the same period of 2019. The decrease is attributable to a decrease in our Services revenue.

Platform and Technology revenue increased $20,000, or 1%, to $2,685,000 during the three-month period ended March 31, 2020, as compared to $2,665,000 during the same period of 2019. The increase was attributable to an increase in revenue from subscriptions of Platform id., over the last year. During the first quarter of 2020, we signed 30 new licenses of Platform id. with total annual contract value of $181,000, bringing our total subscriptions of Platform id. to 273, with a total annual contract value of $2,098,000, compared to 255 subscriptions with a total annual contract value of $2,033,000 as of December 31, 2019. ACCESSWIRE revenue increased 1% during the first quarter of 2020 compared to the same quarter of 2019, despite being negatively impacted by the industry-wide loss of the investment commentary business. The investment commentary business accounted for approximately $335,000 of revenue during the first quarter of 2019. Removing the investment commentary revenue, ACCESSWIRE revenue grew 36% during the first quarter of 2020 compared to the first quarter of 2019. These increases in revenue were partially offset by a decrease in revenue from our webcasting business due to a decline in volume over the first two months of the quarter. Revenue from our conference management software also declined during the quarter due to the cancellation and/or delay of in-person conferences as a result of the coronavirus pandemic. Additionally, revenue from our shareholder outreach offering continued to decline due to customer attrition as revenue of this offering is typically tied-in with contracts of our annual report distribution services. Platform and Technology revenue increased to 67% of total revenue during the three months ended March 31, 2020, as compared to 64% during the same period of the prior year.

Services revenue decreased $183,000, or 12%, to $1,331,000 during the three-month period ended March 31, 2020, as compared to $1,514,000 during the same period of 2019. The decrease is primarily due to a decrease in revenue from our transfer agent services due to a decline in corporate transactions, directives and actions. A portion of this work was also delayed due to the impact of the coronavirus pandemic and is expected to be performed in future quarters. Revenue from our print and proxy distribution services also declined due to a one-time project completed during the first quarter of 2019 that was not completed during the first quarter of 2020. Revenue from our ARS services continued to decline as a result of continued customer attrition as customers elect to leave the service or transition to digital fulfillment. These declines were partially offset by an increase in webcasting services revenue due to additional teleconferencing events primarily resulting from the coronavirus pandemic.

No customers accounted for more than 10% of the revenues during the three-month periods ended March 31, 2020 or 2019.

Revenue Backlog

At March 31, 2020, our deferred revenue balance was $1,879,000, a majority of which we expect to recognize over the next twelve months, compared to $1,812,000 at December 31, 2019. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as, advanced billings of annual contracts for legacy ARS services.

Cost of Revenues and Gross Margin

Platform and Technology cost of revenues consist primarily of direct labor costs, newswire distribution costs, third party licensing and amortization of capitalized software costs related to platforms licensed to customers. Services costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues decreased by $49,000, or 4%, during the three-month period ended March 31, 2020, as compared to the same period of 2019. Overall gross margin decreased $114,000, or 4%, to $2,763,000, during the three-month period ended March 31, 2020, as compared to $2,877,000 in the same period of 2019, however, during this period, overall gross margin percentage remained at 69%.

Gross margin percentage from Platform and Technology revenue was 74% in the three-month period ended March 31, 2020, as compared to 75% in the same period of 2019. The decrease in gross margin percentage is primarily attributable to an increase in newswire distribution costs.

Gross margins from our Services revenue decreased to 57% in the three-month period ended March 31, 2020, as compared to 58% in the same period of 2019. The decrease is primarily due to lower transfer agent revenue on relatively fixed costs.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses decreased $145,000, or 11%, to $1,216,000 during the three-month period ended March 31, 2020, as compared to $1,361,000 during the same period of 2019. This decrease is primarily due to a decrease in our bad debt provision of $131,000 compared to the prior year. Additionally, we incurred additional professional fees of $112,000 associated with the VWP acquisition during the first quarter of 2019 that were not incurred during the first quarter of 2020. These decreases in general and administrative expenses were offset by an increase in corporate office expenses.

As a percentage of revenue, general and administrative expenses were 30% for the three-month period ended March 31, 2020, a decrease from 33% for the same period of 2019.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses for the three-month period ended March 31, 2020, increased $76,000, or 9%, to $896,000 as compared to $820,000 during the same period of 2019. This increase is directly related to our investment in our sales and marketing initiatives throughout 2019 with an increase in personnel costs and digital marketing offset by a decrease in tradeshow expenses due to the cancellation or delay of conferences as a result of the coronavirus outbreak.

As a percentage of revenue, sales and marketing expense were 22% during the three-month period ended March 31, 2020, compared to 20% for the same period of the prior year.

Product Development Expenses

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses decreased $143,000, or 42%, to $194,000 during the three-month period ended March 31, 2020, compared to $337,000 for the same period in 2019. The decrease is due to a decrease in headcount within the development team.

As a percentage of revenue, product development expenses were 5% for the three-month period ended March 31, 2020, compared to 8% for the same period of the prior year.

Depreciation and Amortization

Depreciation and amortization expenses decreased $3,000, or 1%, during the three-month period ended March 31, 2020, as compared to the same period of 2019.

Interest income, net

Interest income, net, represents interest income on deposit and money market accounts, partially offset by the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition.

Income tax (benefit) expense

We recognized an income tax expense of $80,000 and $13,000 for the three-month periods ended March 31, 2020 and 2019, respectively. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2020, the variance between our effective tax rate and the U.S. statutory rate of 21%, is primarily attributable to state income taxes. For the three-month periods ended March 31, 2019, the variance between our effective tax rate and the U.S. statutory rate, is primarily attributable to excess stock-based compensation tax benefits of $35,000, recognized in income tax expense during the period, as well as, tax credits offset by state income taxes.

Net Income

Net income for the three-month period ended March 31, 2020, was $226,000, compared to $205,000 for the same period of 2019.

Due to the timing of services revenue and the impact of the industry-wide loss of the investment commentary business, revenue decreased during the three months ended March 31, 2020 compared to the same period of the prior year. However, net income remained consistent as gross margin percentage was maintained and operating expenses decreased due to a decrease in bad debt expense, one-time acquisition related expenses and lower development headcount.

Liquidity and Capital Resources

As of March 31, 2020, we had $16,197,000 in cash and cash equivalents and $2,172,000 in net accounts receivable. Current liabilities at March 31, 2020, totaled $4,003,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest, lease liabilities and other accrued expenses. As of March 31, 2020, our current assets exceeded our current liabilities by $14,607,000.

Effective October 3, 2019, the Company renewed its Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of March 31, 2020, the interest rate was 2.74% and the Company did not owe any amounts on the Line of Credit.

2020 Outlook

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Changing economic conditions and other effects of such changes caused by the coronavirus outbreak has had and is expected to impact our business. We have undertaken measures to protect our employees, partners and customers by requiring almost all employees to work remotely for the foreseeable future. The ultimate disruption which may be caused by the outbreak is uncertain, however, it may result in a material adverse impact on our financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, a material disruption of our employees and operations, decline in revenue, decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided.

Overall, the demand for our platforms continues to be stable in the majority of the segments we serve, with the exception of our physical conference software business due to the cancellation or delay of several onsite investor conferences and our transfer agent services due to a decline in corporate transactions, directives and actions and delays in bank and broker processing as a result of the coronavirus.

Conversely, we are seeing increased demand in our webcasting business, as customers are opting to hold virtual meetings. During the first quarter, we were able to pivot portions of our platform to specifically address the coronavirus business limitations. This resulted in a new Virtual Annual Meeting product, which combines our webcasting and proxy voting technology together. Additionally, we also upgraded technology of our conference software product to allow conferences to go fully virtual and hold one-on-one meetings with audio, video and share features.

We believe both these developments will assist us in delivering best of breed solutions to the market, but also lead us into new opportunities during this changing environment. The extent to how long these shifts in demands will occur is uncertain at this time, and could be longer than just the first half of 2020. However, we cannot make any assurances at this time that our product upgrade will be accepted by customers and revenue will be significant enough to offset losses in other aspects of our business.

The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during 2020:

●
Continue to expand our Platform and Technology products and adapt to this changing environment,

●
Continue to grow through acquisitions in areas of strategic focus,

●
Expand customer base,

●
Continue to expand our newswire distribution,

●
Continue development of our Insight and Analytics module,

●
Generate profitable sustainable growth,

●
Generate cash flows from operations.

We believe there is significant demand for our products among the middle, small and micro-cap markets globally, as they seek to find better platforms and tools to disseminate and communicate their messages, although this demand may decrease or shift in the near term as a result of the coronavirus. We believe we have the product sets, platforms, capacity and ability to adapt during these changing times to meet their requirements.

We have invested and will continue to invest in our product sets, platforms and intellectual property development via internal development and acquisitions. Currently, the acquisition environment is very difficult due to the coronavirus, however, acquisitions remain a core part of our strategy. This investment strategy is key to increasing our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve when the pandemic has passed. If we are successful in this development effort, we believe we can increase our revenues per user as we move forward once we return to a more traditional business environment.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent Form 10-K filing, except as set forth below.

The recent coronavirus outbreak could harm our business and results of operations.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. We have undertaken measures to protect our employees, partners and customers by requiring almost all employees to work remotely for the foreseeable future. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. In addition, the coronavirus outbreak has created and may continue to create significant uncertainty in global financial markets, which may materially decrease spending, demand for our solutions, the viability of our customers, the value of our assets and harm our business and results of operations. The ultimate extent of the impact of any epidemic, pandemic or other health crisis in our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

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

Date: April 30, 2020

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer