Form 10-Q
period 2020-06-30
ISSUER DIRECT CORP
filed 2020-07-31
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,734,502 shares of common stock were issued and outstanding as of July 30, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$17,097	$15,766
Accounts receivable (net of allowance for doubtful accounts of $601 and $700, respectively)	2,599	2,051
Income tax receivable	—	48
Other current assets	273	141
Total current assets	19,969	18,006
Capitalized software (net of accumulated amortization of $2,472 and $2,153, respectively)	815	1,134
Fixed assets (net of accumulated amortization of $245 and $181, respectively)	839	899
Right-of-use asset – leases	1,979	2,127
Deferred tax asset	292	256
Other long-term assets	64	77
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $5,281 and $4,937, respectively)	3,171	3,515
Total assets	$33,505	$32,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$430	$266
Accrued expenses	1,385	1,151
Note payable – short-term (net of discount of $6 and $19, respectively)	314	301
Income taxes payable	614	310
Deferred revenue	2,015	1,812
Total current liabilities	4,758	3,840
Deferred income tax liability	130	141
Lease liabilities – long-term	2,138	2,309
Total liabilities	7,026	6,290
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,734,502 and 3,786,398 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	4	4
Additional paid-in capital	21,619	22,275
Other accumulated comprehensive income (loss)	21	(16)
Retained earnings	4,835	3,837
Total stockholders' equity	26,479	26,100
Total liabilities and stockholders’ equity	$33,505	$32,390

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenues	$4,884	$4,138	$8,900	$8,317
Cost of revenues	1,362	1,250	2,615	2,552
Gross profit	3,522	2,888	6,285	5,765
Operating costs and expenses:
General and administrative	1,197	1,322	2,413	2,683
Sales and marketing expenses	950	875	1,846	1,695
Product development	165	343	359	680
Depreciation and amortization	209	218	418	430
Total operating costs and expenses	2,521	2,758	5,036	5,488
Operating income	1,001	130	1,249	277
Interest income (expense), net	1	115	59	186
Income before income taxes	1,002	245	1,308	463
Income tax expense	230	33	310	46
Net income	$772	$212	$998	$417
Income per share – basic	$0.21	$0.05	$0.27	$0.11
Income per share – fully diluted	$0.21	$0.05	$0.26	$0.11
Weighted average number of common shares outstanding – basic	3,736	3,857	3,762	3,854
Weighted average number of common shares outstanding – fully diluted	3,761	3,873	3,789	3,871

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net income	$772	$212	$998	$417
Foreign currency translation adjustment	(3)	(10)	37	(13)
Comprehensive income	$769	$202	$1,035	$404

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Other Accumulated Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2018	3,829,572	$4	$22,525	$(17)	$3,151	$25,663
Stock-based compensation expense	—	—	137	—	—	137
Exercise of stock awards, net of tax	24,996	—	—	—	—	—
Foreign currency translation	—	—	—	(3)	—	(3)
Net income	—	—	—	—	205	205
Balance at March 31, 2019	3,854,568	$4	$22,662	$(20)	$3,356	$26,002
Stock-based compensation expense	—	—	131	—	—	131
Exercise of stock awards, net of tax	8,000	—	—	—	—	—
Foreign currency translation	—	—	—	(10)	—	(10)
Net income	—	—	—	—	212	212
Balance at June 30, 2019	3,862,568	$4	$22,793	$(30)	$3,568	$26,335

Balance at December 31, 2019	3,786,398	$4	$22,275	$(16)	$3,837	$26,100
Stock-based compensation expense	—	—	45	—	—	45
Exercise of stock awards, net of tax	8,002	—	—	—	—	—
Stock repurchase and retirement	(21,700)	—	(203)	—	—	(203)
Foreign currency translation	—	—	—	40	—	40
Net income	—	—	—	—	226	226
Balance at March 31, 2020	3,772,700	$4	$22,117	$24	$4,063	$26,208
Stock-based compensation expense	—	—	84	—	—	84
Exercise of stock awards, net of tax	24,000	—	—	—	—	—
Stock repurchase and retirement	(62,198)	—	(582)	—	—	(582)
Foreign currency translation	—	—	—	(3)	—	(3)
Net income	—	—	—	—	772	772
Balance at June 30, 2020	3,734,502	$4	$21,619	$21	$4,835	$26,479

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$998	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	727	831
Bad debt expense	182	555
Deferred income taxes	(51)	6
Non-cash interest expense	13	13
Stock-based compensation expense	129	268
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(730)	(1,384)
Decrease (increase) in other assets	77	(266)
Increase (decrease) in accounts payable	164	67
Increase (decrease) in accrued expenses and other liabilities	367	(87)
Increase (decrease) in deferred revenue	203	375
Net cash provided by operating activities	2,079	795

Cash flows from investing activities:
Purchase of VisualWebcaster Platform	—	(2,788)
Capitalized software	—	(20)
Purchase of fixed assets	(4)	(6)
Net cash used in investing activities	(4)	(2,814)

Cash flows from financing activities:
Payment for stock repurchase and retirement	(785)	—
Net cash used in financing activities	(785)	—

Net change in cash	1,290	(2,019)
Cash – beginning	15,766	17,222
Currency translation adjustment	41	(7)
Cash – ending	$17,097	$15,196

Supplemental disclosures:
Cash paid for income taxes	$12	$128
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$260

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of June 30, 2020 and consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three and six-month periods ended June 30, 2020 and 2019 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2019 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 93,000 and 89,000 were excluded in the computation of diluted earnings per common share during the three and six-month periods ended June 30, 2020 and 2019, respectively, because their impact was anti-dilutive.

Revenue Recognition

Substantially all of the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts for communications and compliance products and services. Customers consist primarily of corporate issuers and professional firms, such as investor relations and public relations firms. In the case of our news distribution and webcasting offerings, our customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

The Company's contracts include either a subscription to our entire platform or certain modules within our platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Platform and Technology and ii) Services. Performance obligations of Platform and Technology contracts include providing subscriptions to certain modules or the entire Platform id. system, distributing press releases on a per release basis or conducting webcasts or virtual annual meetings on a per event basis. Performance obligations of Services contracts include obligations to deliver compliance services and annual report printing and distribution on either a stand ready obligation or on a per project or event basis. Set up fees for compliance services are considered a separate performance obligation and are satisfied upfront. Set up fees for our transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees or warranties. Since contracts are generally for one year, all of the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

The Company recognizes revenue for subscriptions evenly over the contract period, upon distribution for per release contracts and upon event completion for webcasting and virtual annual meeting events. For service contracts that include stand ready obligations, revenue is recognized evenly over the contract period. For all other services delivered on a per project or event basis, the revenue is recognized at the completion of the event. The Company believes recognizing revenue for subscriptions and stand ready obligations using a time-based measure of progress, best reflects the Company’s performance in satisfying the obligations.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Additionally, deferred revenue is related to pre-paid packages of press releases for which the releases have not yet been disseminated. Deferred revenue as of June 30, 2020 and December 31, 2019 was $2,015,000 and $1,812,000, respectively, and is expected to be recognized within one year. Revenue recognized for the six months ended June 30, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $1,375,000 and $785,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $2,599,000 and $2,051,000 as of June 30, 2020 and December 31, 2019, respectively. Since substantially all of the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of June 30, 2020 and December 31, 2019, the Company has capitalized $21,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are typically in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of June 30, 2020, the total amount exceeding such limit was $15,753,000. The Company also had cash-on-hand of $381,000 in Europe and $262,000 in Canada as of June 30, 2020.

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

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically 4 years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and six-month periods ended June 30, 2020 and 2019, are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Capitalized software development costs	$—	$20	$—	$20
Amortization included in cost of revenues	146	201	311	401
Amortization included in depreciation and amortization	3	5	8	9

Lease Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for office space and are included within lease right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of non-lease services related to the lease and payments under operating leases classified as short-term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets include any lease payments made and exclude lease incentives. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

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

As of June 30, 2020 and December 31, 2019, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Note 3: Recent Acquisitions

Acquisition of the VisualWebcaster Platform (“VWP”)

On January 3, 2019 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “VWP Agreement”) with Onstream Media Corporation, a Florida corporation (the “Seller”), whereby the Company purchased certain assets related primarily to customer accounts, intellectual property, lease deposits and assumed certain existing contractual obligations related primarily to data processing and storage, bandwidth and facility leases relating to the Seller’s VisualWebcaster Platform. The accounts receivable and the accounts payable related to VWP and existing as of the Closing Date were not included as part of the VWP Agreement.

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
$2,775

Note 4: Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of June 30, 2020, there are 220,583 shares which remain to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	10,000	5.39	$6.80	10,000
$7.01 - 8.00	20,313	3.24	$7.76	20,313
$8.01 - 12.00	8,167	6.70	$9.99	4,167
$12.01 - 15.00	57,000	7.87	$13.09	44,500
$15.01 - 17.40	32,000	7.92	$17.40	32,000
Total	127,480	6.87	$12.63	110,980

As of June 30, 2020, the Company had unrecognized stock compensation related to the options of $55,000, which will be recognized through 2021.

During the three and six months ended June 30, 2020, the Company granted 18,000 restricted stock units with an intrinsic value of $10.67, to certain members of the Board of Directors of the Company. The vesting period for the restricted stock units is the earlier of the 2021 annual meeting of shareholders or one year. During the three and six months ended June 30, 2020, 24,000 and 32,000 restricted stock units with an intrinsic value of $11.27 and $11.61 vested. As of June 30, 2020, there was $194,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2021.

Stock repurchase and retirement

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. On March 16, 2020, the Company publicly announced that the Company increased the share repurchase program to repurchase up to $2,000,000 of its common shares. As of June 30, 2020, the Company repurchased a total of 160,068 shares at an aggregate cost of $1,552,000 (not including commissions of $7,000) as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7 -31, 2019	22,150	$9.34	22,150	$793
September 1-30, 2019	2,830	$10.00	2,830	$765
October 1-31, 2019	39,363	$10.44	39,363	$354
November 1-30, 2019	11,827	$10.43	11,827	$231
December 1-31, 2019	—	—	—	$231
January 1-31, 2020	—	—	—	$231
February 1-29, 2020	—	—	—	$231
March 1-31, 2020	21,700	$9.33	21,700	$1,028
April 1-30, 2020	22,698	$9.02	22,698	$823
May 1-31, 2020	39,500	$9.51	39,500	$448
June 1-30, 2020	—	—	—	$448
Total	160,068	$9.70	160,068	$448

Note 5: Income taxes

We recognized income tax expense of $230,000 and $310,000 during the three and six-month periods ended June 30, 2020, respectively, compared to $33,000 and $46,000 during the same periods of 2019. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month period ended June 30, 2020, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes. For the three and six-month periods ended June 30, 2019, the variance between the Company’s effective tax rate and the U.S. statutory rate is primarily attributable to the excess stock-based compensation tax benefit recognized in income tax expense during the periods, as well as foreign statutory tax rate differentials and tax credits.

Note 6: Leases

Generally, our leasing activity consists of office leases. In March 2019, we signed a new lease to move our corporate headquarters to Raleigh, North Carolina. As we continue our transition from a services-based company to a cloud-based platform company, the new lease affords us the ability to separate our warehouse from our corporate office. The new lease, which had a lease commencement date of October 2, 2019, is for 9,766 square feet and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of June 30, 2020. We recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

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

Lease liabilities totaled $2,528,000 as of June 30, 2020. The current portion of this liability of $389,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $2,138,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short term leases. The components of lease expense were as follows (in 000’s):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Lease expense
Operating lease expense	$87	$41	$174	$82
Variable lease expense	34	43	66	85
Total lease expense	$121	$84	$240	$167

The weighted-average remaining non-cancelable lease term for our operating leases was 4.5 years as of June 30, 2020. As of June 30, 2020, the weighted-average discount rate used to determine the lease liability was 3.8%. The future minimum lease payments to be made under non-cancelable operating leases at June 30, 2020, are as follows (in 000’s):

Year Ended December 31:
2020	$193
2021	394
2022	359
2023	369
2024	379
Thereafter	1,201
Total lease payments	$2,895
Present value adjustment	(367)
Lease liability	2,528

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

Note 7: Revenue

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a shareholder communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended June 30,
Revenue Streams	2020		2019
Platform and Technology	$3,301	67.6%	$2,661	64.3%
Services	1,583	32.4%	1,477	35.7%
Total	$4,884	100.0%	$4,138	100.0%

	Six months ended June 30,
Revenue Streams	2020		2019
Platform and Technology	$5,986	67.3%	$5,326	64.0%
Services	2,914	32.7%	2,991	36.0%
Total	$8,900	100.0%	$8,317	100.0%

No customers accounted for more than 10% of the operating revenues during the three and six-month periods ended June 30, 2020 or 2019.

Note 8: Line of Credit

Effective October 3, 2019, the Company renewed its unsecured Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of June 30, 2020, the interest rate was 1.93% and the Company did not owe any amounts on the Line of Credit.

Note 9: COVID-19 Pandemic

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines or “stay-at-home” restrictions in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets globally, including the geographical areas in which we operate. Although our offices were initially ordered temporarily closed for the safety of our employees, their families and our community, on June 1, 2020, we began Phase 1 of our re-opening plan by allowing a small number of employees to return back to the office on an optional basis.

While it is unknown how long these conditions will last and what the complete financial impact will be to the Company, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Several in-person conferences scheduled to occur in the first half of the year were either cancelled or delayed and we also experienced a delay in transactions processed by the Depository Trust Company in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue from virtual annual meetings and webcasting during the second quarter. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap public customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 outbreak if a substantial portion of these customers are forced to cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q for many reasons, including the impact of the COVID-19 pandemic. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K for the year ended December 31, 2019, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines or “stay-at-home” restrictions in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets globally, including the geographical areas in which we operate. Although our offices were initially ordered temporarily closed for the safety of our employees, their families and our community, on June 1, 2020, we began Phase 1 of our re-opening plan by allowing a small number of employees to return back to the office on an optional basis.

While it is unknown how long these conditions will last and what the complete financial impact will be to the Company, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Several in-person conferences scheduled to occur in the first half of the year were either cancelled or delayed and we also experienced a delay in transactions processed by the Depository Trust Company, banks and brokers in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue during the second quarter. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap public customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 outbreak if a substantial portion of these customers are forced to cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Toward the end of the first quarter of 2020 and in response to the COVID-19 pandemic, we began enhancing our products by adding a virtual component through the use of our webcasting platform. One example is our virtual annual meeting product, which combines our proxy voting platform with a virtual component, allowing our customers the ability to hold their annual meeting virtually instead of hosting an in-person meeting. Additionally, we enhanced our conference software by adding a virtual component allowing participants to attend via video webcast and participate in one-on-one meetings with audio, video and share features. Lastly, we have enhanced our webcasting product to include features for banks to perform virtual roadshows, analyst days and other types of events.

In order to provide a good representation of our business and reflect our platform first engagement strategy, we report revenue in two revenue streams: (i) Platform and Technology and (ii) Services. Set forth below is an infographic depicting the modules included in Platform id. and the services we provide:

Platform and Technology

As we continue to focus on our cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to increase in the future, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 68% of total revenue during the second quarter of 2020 compared to 64% during the second quarter of 2019. In 2020, the growth was attributed primarily to increased subscriptions of Platform id. as a result of our focus on a platform first engagement strategy and converting customers which historically relied on us for services work to utilizing Platform id. Increased revenue from our new virtual products as well as from our newswire business have also contributed to the increase in Platform and Technology revenue.

We continue to invest in both our current Platform id. offerings as well as additional capabilities that we intend to incorporate into our Platform and Technology offerings to further advance our strategy of bringing the issuer and investor closer together. During the first quarter, we were able to pivot portions of our platform to specifically address COVID-19 business limitations. This resulted in a new Virtual Annual Meeting product, which combines our webcasting and proxy voting technology together. Additionally, we also upgraded technology of our conference software product to allow conferences to go fully virtual and hold one-on-one meetings with audio, video and share features. We believe these developments will assist us in delivering best of breed solutions to the market, but also lead us into new opportunities during this changing, challenging environment.

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

Communications Modules

ACCESSWIRE

Our press release offering, which is marketed under the brand ACCESSWIRE, is a cost-effective, Regulation Fair Disclosure (“FD”) news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. We believe ACCESSWIRE has become a competitive alternative to the traditional newswires because we have been able to integrate customer editing features and improve the targeting and analytics reporting systems as well as increase its dissemination distribution footprint. We believe this strategy will enable us to add new customers for 2020 and beyond. We have also been able to maintain flexible pricing by offering our customers the option to pay per release or enter into longer-term, flat-fee subscriptions. Currently, ACCESSWIRE is available within Platform id. as part of a subscription, or as a stand-alone module.

ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other investor outreach offerings. During the second quarter of 2019, one of our key partners made an industry-wide decision to stop accepting investor commentary content. A significant portion of our historical ACCESSWIRE revenue was generated from this type of content. As part of our efforts to expand our customer base during the second half of 2018, we began to market ACCESSWIRE more heavily towards public and private company news issuers, which we believe will mitigate the impact of the loss of the investment commentary content long-term. Absent the industry-wide loss of the investment commentary business, our ACCESSWIRE news business grew 30% during the first six months of 2020, compared to the prior year. Further disruption in any of our partnerships could have a materially adverse impact on our ACCESSWIRE and overall business.

Professional Conference Organizer (PCO) Module

At the end of 2018, we released a new module to Platform id., centered around the professional conference organizer (“PCO”). This subscription is being licensed to investor conference organizers, which in the aggregate we believe hold an estimated 1,000 plus events a year, although this number has been and is expected to be reduced significantly in the near future and possibly long-term as a result of COVID-19. This cloud-based product is integrated within Platform id. and enhances our communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting.

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

As noted, COVID-19 has caused restrictions on travel, quarantines in many areas, and forced closures of public gatherings, which includes investor conferences. As a result, all conferences scheduled to use our software this year in an on-site venue have either converted to virtual platform or cancelled all together. We have seen slightly more than half of these events move to a smaller virtual format, which in many cases includes our virtual component that we upgraded earlier this year. We are encouraged by the industry adoption of virtual technologies in general, and believe over a period more banks and conference organizers will embrace this option for more investor events in the future.

Investor Network

Over the past few years, we have been focused on refining the model of digital distribution of our customers’ message to the investment community and beyond. This has been accomplished by integrating our shareholder outreach module, Investor Network, into and with Platform id. Most of the customers subscribing to this module today are historical Annual Report Service (“ARS”) users, as well as new customers purchasing the entire Platform id. subscription. We have migrated some of the customers from the traditional ARS business into this new digital subscription business. However, there can be no assurances these customers will continue using this digital platform in the long term if market conditions or shareholder interest is not present.

Webcasting

The earnings event industry is a highly competitive space with the majority of the business being driven from practitioners in investor relations and communications firms. We estimate there are approximately 5,000 companies in North America conducting earnings events each quarter that include teleconference, webcast, or both as part of their events. Platform id. also incorporates other elements of the earnings event, including earnings date/call announcement, earnings press release and both SEC Form 8-K and SEDAR (the Canadian equivalent of EDGAR) filings. There are a handful of our competitors that can offer an integrated full service solution today. However, we believe our real-time event setup and integrated approach to our news platform offers a more effective way to manage the event process.

Additionally, as a commitment to broadening the reach of our webcast platform, all events are streamed within our shareholder outreach module, which helps drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these analytics, which will be a component of our Insight and Analytics module, will increase the demand for our webcasting platform among the corporate issuer community and beyond.

Our VWP product is a leading cloud-based webcast, webinar and training platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel integrates well into Platform id. VWP enables us the ability to host thousands of additional webcasts each year, expanding and diversifying our webcast business from our historical earnings based events to include corporate meetings, training sessions, town hall-type events, annual meetings and deal and non-deal roadshows. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers. As a result of COVID-19, most companies have been holding meetings virtually, which has increased demand for this product.

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

Compliance Modules

Platform id.’s disclosure reporting module is a document conversion, editing and filing offering which is designed for reporting companies and professionals seeking to insource the filing process to the SEC’s EDGAR system. This module is available in both a secure public cloud within our Platform id. subscription as well as in a private cloud option for corporations, mutual funds and the legal community looking to further enhance their internal document process. As this module has begun to be adopted by our customers, we have seen a negative impact on our legacy disclosure conversion services business. However, the margins associated with our Platform and Technology business compared to our Services business are higher and align with our long-term strategy, and as such, we believe this module will have a positive impact on our compliance business going forward.

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

Services

Given our focus on cloud-based subscription business, we expect to see continued decreases in the overall revenues associated with our Services business. Typically, Services revenues relate to activities where substantial resources are required to perform the work for our customers and/or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core disclosure business over the last 14 years, and completing SEDAR filings. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required, but are optional for customers that utilize our Platform id. and are typically invoiced as used.

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

In our Services business, we expect demand will continue to shift from traditional printed, service based engagements to digital distribution offerings. This was true before COVID-19 and we believe the recent outbreak will only increase the demand for digital offerings in the future. Specifically, this may cause transition in the areas of print and proxy fulfillment and paper processing of stock-records and certificates to digital distribution, voting and transfer of records.

Results of Operations

Comparison of results of operations for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2020	2019	2020	2019

Platform and Technology
Revenue	$3,301	$2,661	$5,986	$5,326
Gross margin	$2,561	$1,954	$4,560	$3,946
Gross margin %	78%	73%	76%	74%

Services
Revenue	$1,583	$1,477	$2,914	$2,991
Gross margin	$961	$934	$1,725	$1,819
Gross margin %	61%	63%	59%	61%

Total
Revenue	$4,884	$4,138	$8,900	$8,317
Gross margin	$3,522	$2,888	$6,285	$5,765
Gross margin %	72%	70%	71%	69%

Revenues

Total revenue increased by $746,000, or 18%, to $4,884,000 during the three-month period ended June 30, 2020, as compared to $4,138,000 during the same period of 2019. Total revenue increased by $583,000, or 7%, to $8,900,000 during the six-month period ended June 30, 2020, compared to $8,317,000 during the same period of 2019. A majority of the increase is attributable to our Platform and Technology revenue stream.

Platform and Technology revenue increased $640,000, or 24%, and $660,000, or 12%, during the three and six-month periods ended June 30, 2020, respectively, as compared to the same periods of 2019. The increase in revenue is due to a combination of increased revenue from our webcasting and newswire products, as well as increased licenses of Platform id. During the three and six months ended June 30, 2020, we benefited from our ability to pivot and enhance our products with virtual components, including virtual annual meetings, virtual conferences and increased webcast demand as a result of the COVID-19 pandemic. Additionally, ACCESSWIRE revenue for the three and six months ended June 30, 2020 increased 19% and 10%, respectively, compared to the same periods of the prior year. Absent the impact of the investment commentary business, ACCESSWIRE revenue would have increased 30% for the six months ended June 30, 2020, compared to the same period of 2019. Revenue from licenses of Platform id. increased as a result of the additional licenses entered into during the second half of 2019 and first half of 2020. During the three and six months ended June 30, 2020 we entered into 35 and 65 licenses of Platform id. with annual contract value of $225,000 and $406,000, respectively. This brings our total subscriptions of Platform id. to 295 with annual contract value of $2,228,000, as of June 30, 2020, compared to 255 subscriptions with annual contract value of $2,033,000 as of December 31, 2019. Platform and Technology revenue increased to 68% and 67% of total revenue during the three and six months ended June 30, 2020, respectively, as compared to 64% during the same periods of the prior year.

Services revenue increased $106,000, or 7%, during the three-month period ended June 30, 2020, as compared to the same period of 2019. The increase in revenue during this period is primarily related to an increase in revenue from print and proxy fulfillment services primarily due to increased projects associated with annual meetings. Revenue from our transfer agent services increased due to a large one-time project that was pushed from the first quarter into the second quarter. Also, revenue from our webcasting services increased as a result of increased demand of virtual webcasting products. These increases were offset by a continued decrease in demand for compliance services and ARS services due to continued customer attrition. Services revenue decreased $77,000, or 3%, during the six months ended June 30,2020. The decrease is due to the aforementioned decline in compliance and ARS services as well as a decline in transfer agent services, due in part to a slow-down in processing of transactions from the Depository Trust Company and banks and brokers as a result of the COVID-19 pandemic. These decreases were offset by the aforementioned increases in print and proxy fulfillment and webcasting services as a result of accompanying the increased demand for virtual products.

No customers accounted for more than 10% of the revenues during the three and six-month periods ended June 30, 2020 or 2019.

Revenue Backlog

At June 30, 2020, our deferred revenue balance was $2,015,000, which we expect to recognize over the next twelve months, compared to $1,812,000 at December 31, 2019, an increase of 11%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as, advance billings for annual contracts for legacy ARS services.

Cost of Revenues and Gross Margin

Platform and Technology cost of revenues consists primarily of direct labor costs, newswire distribution costs, third party licensing and amortization of capitalized software costs related to platforms licensed to customers. Services costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $112,000, or 9%, and $63,000, or 2% during the three and six-month periods ended June 30, 2020, respectively, as compared to the same periods of 2019. Overall gross margin increased $634,000, or 22%, and $520,000, or 9%, during the three and six-month periods ended June 30, 2020, respectively, as compared to the same periods of the prior year. Gross margin percentages increased to 72% and 71% during the three and six months ended June 30, 2020, respectively, compared to 70% and 69% during the same periods of 2019.

Gross margin percentage from Platform and Technology revenue was 78% and 76% during the three and six-month periods ended June 30, 2020, respectively, as compared to 73% and 74% during the same periods of 2019. The increase in gross margin percentage is primarily attributable to the additional webcasting revenue associated with the virtual events completed during the quarter with a relatively fixed cost structure.

Gross margins from our Services revenue decreased to 61% and 59% during the three and six-month periods ended June 30, 2020, respectively, as compared to 63% and 61% during the same periods of 2019. The decrease is due in part to lower compliance revenue associated with relatively fixed costs and increased webcasting service revenue which typically has a lower margin than other services.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses decreased $125,000, or 9%, and $270,000 or 10%, during the three and six-month periods ended June 30, 2020, respectively, as compared the same periods of 2019. This decrease is primarily due to a decrease in our bad debt provision of $242,000 and $373,000 during the three and six months ended June 30, 2020, respectively, compared to the prior year. The high bad debt provision in the prior year was related to reserves on accounts receivable balances of two significant investment commentary newswire customers which were written off in 2019. Also contributing to the decrease in general and administrative expenses was a decrease in stock compensation expenses. These decreases were offset by increases in personnel costs as well as rent expense.

As a percentage of revenue, general and administrative expenses were 25% and 27% for the three and six-month periods ended June 30, 2020, respectively, a decrease from 32% for the same periods of 2019.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses for the three and six-month periods ended June 30, 2020, increased $75,000, or 9%, and $151,000, also 9%, respectively, compared to the same periods of 2019. This increase is directly related to our investment in our sales and marketing initiatives with an increase in personnel costs and digital marketing.

As a percentage of revenue, sales and marketing expense were 19% and 20% during the three and six-month periods ended June 30, 2020, respectively, compared to 21% and 20% for the same periods of the prior year.

Product Development Expenses

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses decreased $178,000, or 52%, and $321,000, or 47%, during the three and six-month periods ended June 30, 2020, compared to the same periods in 2019. The decrease is due to a decrease in headcount within the development team and use of more specialized consultants. We anticipate product development expenses to begin to increase toward previous levels in future periods.

As a percentage of revenue, product development expenses were 3% and 4% for the three and six-month periods ended June 30, 2020, respectively, compared to 8% during the same periods of 2019.

Depreciation and Amortization

Depreciation and amortization expenses decreased $9,000, or 4%, and $12,000, or 3%, during the three and six-month periods ended June 30, 2020, respectively, as compared to the same periods of 2019.

Interest income, net

Interest income, net, represents interest income on deposit and money market accounts, partially offset by the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition. The decrease in interest income during the three and six months ended June 30, 2020, as compared to the same periods of the prior year, is due to a decrease in interest rates associated with the deposit and money market accounts.

Income tax (benefit) expense

We recognized income tax expense of $230,000 and $310,000 during the three and six-month periods ended June 30, 2020, respectively, compared to $33,000 and $46,000 during the same periods of 2019. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month period ended June 30, 2020, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes. For the three and six-month periods ended June 30, 2019, the variance between the Company’s effective tax rate and the U.S. statutory rate is primarily attributable to the excess stock-based compensation tax benefit recognized in income tax expense during the periods, as well as foreign statutory tax rate differentials and tax credits.

Net Income

Net income for the three and six-month periods ended June 30, 2020 was $772,000 and $998,000, respectively, compared to $212,000 and $417,000 for the same periods of 2019.

The increase in net income is partially due to realizing the scale of our Platform and Technology products through increased revenue and higher gross margin percentages. Additionally, we experienced lower operating expenses which were partially offset by a decline in interest income and higher taxes.

Liquidity and Capital Resources

As of June 30, 2020, we had $17,097,000 in cash and cash equivalents and $2,599,000 in net accounts receivable. Current liabilities at June 30, 2020, totaled $4,758,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest, lease liabilities and other accrued expenses. At June 30, 2020, our current assets exceeded our current liabilities by $15,211,000.

Effective October 3, 2019, the Company renewed its unsecured Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of June 30, 2020, the interest rate was 1.93% and the Company did not owe any amounts on the Line of Credit.

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

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines or “stay-at-home” restrictions in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets globally, including the geographical areas in which we operate. Although our offices were initially ordered temporarily closed for the safety of our employees, their families and our community, on June 1, 2020, we began Phase 1 of our re-opening plan by allowing a small number of employees to return back to the office on an optional basis.

While it is unknown how long these conditions will last and what the complete financial impact will be to the Company, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Several in-person conferences scheduled to occur in the first half of the year were either cancelled or delayed and we also experienced a delay in transactions processed by the Depository Trust Company and banks and brokers in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue during the second quarter. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap public customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 outbreak if a substantial portion of these customers are forced to cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Overall, the demand for our platforms and services continues to be stable in the majority of the segments we serve, with the exception of our physical conference software business due to the cancellation or delay of several onsite investor conferences, as well as, delays in transactions processed by the Depository Trust Company in our transfer agent business as a result of COVID-19.

Conversely, we are seeing increased demand for virtual events using both our conference software and webcasting products, as customers are opting to hold virtual meetings. During the first quarter, we were able to pivot portions of our platform to specifically address COVID-19 business limitations. This resulted in a new Virtual Annual Meeting product, which combines our webcasting and proxy voting technology together. Additionally, we also upgraded technology of our conference software product to allow conferences to go fully virtual and hold one-on-one meetings with audio, video and share features.

We believe these developments will assist us in delivering best of breed solutions to the market, but also lead us into new opportunities during this changing and challenging environment. The extent to how long these shifts in demands will occur is uncertain at this time, and could be longer than just 2020. However, we cannot make any assurances at this time that our product upgrade will be accepted by customers and revenue will be significant enough to offset losses in other aspects of our business in the long-term.

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

●
Continue to expand our newswire distribution,

●
Continue development of our Insight and Analytics module,

●
Generate profitable sustainable growth,

●
Generate cash flows from operations.

We believe there is significant demand for our products among the middle, small and micro-cap markets globally, as they seek to find better platforms and tools to disseminate and communicate their messages, although this demand may decrease or shift in the near term as a result of COVID-19. We believe we have the product sets, platforms, capacity and ability to adapt during these changing times to meet their requirements.

We have invested and will continue to invest in our product sets, platforms and intellectual property development via internal development and acquisitions. Currently, the acquisition environment is very difficult due to COVID-19, however, acquisitions remain a core part of our strategy. This investment strategy is key to enhancing our overall offerings in the market and necessary to keep our competitive advantages and sustain the next round of growth that management believes it can achieve when the pandemic has passed. If we are successful in this effort, we believe we can increase our market share and revenues per user as we move forward once we return to a more traditional business environment.

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

The recent COVID-19 outbreak could harm our business and results of operations.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. We have undertaken measures to protect our employees, partners and customers by requiring a majority of our employees to work remotely for the foreseeable future. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. In addition, the COVID-19 outbreak has created and may continue to create significant uncertainty in global financial markets, which may materially decrease spending, demand for our solutions, the viability of our customers, the value of our assets and harm our business and results of operations. The ultimate extent of the impact of any epidemic, pandemic or other health crisis in our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

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

Date: July 30, 2020

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer