Form 10-Q
period 2020-09-30
ISSUER DIRECT CORP
filed 2020-10-29
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,741,752 shares of common stock were issued and outstanding as of October 29, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$18,429	$15,766
Accounts receivable (net of allowance for doubtful accounts of $617 and $700, respectively)	2,445	2,051
Income tax receivable	—	48
Other current assets	220	141
Total current assets	21,094	18,006
Capitalized software (net of accumulated amortization of $2,616 and $2,153, respectively)	671	1,134
Fixed assets (net of accumulated amortization of $278 and $181, respectively)	817	899
Right-of-use asset – leases	1,904	2,127
Deferred tax asset	262	256
Other long-term assets	76	77
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $5,429 and $4,937, respectively)	3,023	3,515
Total assets	$34,223	$32,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355	$266
Accrued expenses	1,367	1,151
Note payable – short-term (net of discount of $0 and $19, respectively)	320	301
Income taxes payable	545	310
Deferred revenue	2,098	1,812
Total current liabilities	4,685	3,840
Deferred income tax liability	120	141
Lease liabilities – long-term	2,054	2,309
Total liabilities	6,859	6,290
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,741,752 and 3,786,398 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	4	4
Additional paid-in capital	21,757	22,275
Other accumulated comprehensive loss	(21)	(16)
Retained earnings	5,624	3,837
Total stockholders' equity	27,364	26,100
Total liabilities and stockholders’ equity	$34,223	$32,390

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenues	$4,882	$4,019	$13,782	$12,336
Cost of revenues	1,387	1,222	4,002	3,774
Gross profit	3,495	2,797	9,780	8,562
Operating costs and expenses:
General and administrative	1,052	1,229	3,465	3,912
Sales and marketing expenses	973	871	2,819	2,566
Product development	212	288	571	968
Depreciation and amortization	182	229	600	659
Total operating costs and expenses	2,419	2,617	7,455	8,105
Operating income	1,076	180	2,325	457
Interest income (expense), net	(4)	79	55	265
Income before income taxes	1,072	259	2,380	722
Income tax expense	283	59	593	105
Net income	$789	$200	$1,787	$617
Income per share – basic	$0.21	$0.05	$0.48	$0.16
Income per share – fully diluted	$0.21	$0.05	$0.47	$0.16
Weighted average number of common shares outstanding – basic	3,740	3,853	3,754	3,853
Weighted average number of common shares outstanding – fully diluted	3,768	3,868	3,778	3,874

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net income	$789	$200	$1,787	$617
Foreign currency translation adjustment	(42)	(7)	(5)	(20)
Comprehensive income	$747	$193	$1,782	$597

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Other Accumulated Comprehensive Income	Retained	Total Stockholders
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2018	3,829,572	$4	$22,525	$(17)	$3,151	$25,663
Stock-based compensation expense	—	—	137	—	—	137
Exercise of stock awards, net of tax	24,996	—	—	—	—	—
Foreign currency translation	—	—	—	(3)	—	(3)
Net income	—	—	—	—	205	205
Balance at March 31, 2019	3,854,568	$4	$22,662	$(20)	$3,356	$26,002
Stock-based compensation expense	—	—	131	—	—	131
Exercise of stock awards, net of tax	8,000	—	—	—	—	—
Foreign currency translation	—	—	—	(10)	—	(10)
Net income	—	—	—	—	212	212
Balance at June 30, 2019	3,862,568	$4	$22,793	$(30)	$3,568	$26,335
Stock-based compensation expense	—	—	127	—	—	127
Exercise of stock awards, net of tax	—	—	—	—	—	—
Stock repurchase and retirement	(24,980)	—	(236)	—	—	(236)
Foreign currency translation	—	—	—	(7)	—	(7)
Net income	—	—	—	—	200	200
Balance at September 30, 2019	3,837,588	$4	$22,684	$(37)	$3,768	$26,419

Balance at December 31, 2019	3,786,398	$4	$22,275	$(16)	$3,837	$26,100
Stock-based compensation expense	—	—	45	—	—	45
Exercise of stock awards, net of tax	8,002	—	—	—	—	—
Stock repurchase and retirement	(21,700)	—	(203)	—	—	(203)
Foreign currency translation	—	—	—	40	—	40
Net income	—	—	—	—	226	226
Balance at March 31, 2020	3,772,700	$4	$22,117	$24	$4,063	$26,208
Stock-based compensation expense	—	—	84	—	—	84
Exercise of stock awards, net of tax	24,000	—	—	—	—	—
Stock repurchase and retirement	(62,198)	—	(582)	—	—	(582)
Foreign currency translation	—	—	—	(3)	—	(3)
Net income	—	—	—	—	772	772
Balance at June 30, 2020	3,734,502	$4	$21,619	$21	$4,835	$26,479
Stock-based compensation expense	—	—	72	—	—	72
Exercise of stock awards, net of tax	7,250	—	66	—	—	66
Foreign currency translation	—	—	—	(42)	—	(42)
Net income	—	—	—	—	789	789
Balance at September 30, 2020	3,741,752	$4	$21,757	$(21)	$5,624	$27,364

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,787	$617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,052	1,261
Bad debt expense	242	700
Deferred income taxes	(27)	(46)
Non-cash interest expense	19	19
Stock-based compensation expense	201	396
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(634)	(1,166)
Decrease (increase) in other assets	191	(117)
Increase (decrease) in accounts payable	89	26
Increase (decrease) in accrued expenses and other liabilities	195	(56)
Increase (decrease) in deferred revenue	285	321
Net cash provided by operating activities	3,400	1,955

Cash flows from investing activities:
Purchase of VisualWebcaster Platform	—	(2,788)
Capitalized software	—	(20)
Purchase of fixed assets	(15)	(302)
Net cash used in investing activities	(15)	(3,110)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of income taxes	66	—
Payment for stock repurchase and retirement	(785)	(236)
Net cash used in financing activities	(719)	(236)

Net change in cash	2,666	(1,391)
Cash – beginning	15,766	17,222
Currency translation adjustment	(3)	(24)
Cash – ending	$18,429	$15,807

Supplemental disclosures:
Cash paid for income taxes	$323	$218
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$260

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2020 and consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three and nine-month periods ended September 30, 2020 and 2019 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2019 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 25,000 and 75,000 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2020, respectively, because their impact was anti-dilutive. Shares issuable upon the exercise of stock options totaling 93,000 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2019, because their impact was anti-dilutive.

Revenue Recognition

Substantially all the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts for communications and compliance products and services. Customers consist primarily of corporate issuers and professional firms, such as investor relations and public relations firms. In the case of our news distribution and webcasting offerings, our customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

The Company's contracts include either a subscription to our entire platform or certain modules within our platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Platform and Technology and ii) Services. Performance obligations of Platform and Technology contracts include providing subscriptions to certain modules or the entire Platform id. system, distributing press releases on a per release basis or conducting webcasts or virtual annual meetings on a per event basis. Performance obligations of Services contracts include obligations to deliver compliance services and annual report printing and distribution on either a stand ready obligation or on a per project or event basis. Set up fees for compliance services are considered a separate performance obligation and are satisfied upfront. Set up fees for our transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

For bundled contracts, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the subscription or services. If a standalone selling price is not directly observable, the Company uses the residual method to allocate any remaining price to that subscription or service. The Company regularly reviews standalone selling prices and updates these estimates if necessary.

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Additionally, deferred revenue is related to pre-paid packages of press releases for which the releases have not yet been disseminated. Deferred revenue as of September 30, 2020 and December 31, 2019 was $2,098,000 and $1,812,000, respectively, and is expected to be recognized within one year. Revenue recognized for the nine months ended September 30, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $1,663,000 and $873,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $2,445,000 and $2,051,000 as of September 30, 2020 and December 31, 2019, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of September 30, 2020 and December 31, 2019, the Company has capitalized $34,000 and $21,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are typically in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of September 30, 2020, the total amount exceeding such limit was $17,365,000. The Company also had cash-on-hand of $32,000 in Europe and $333,000 in Canada as of September 30, 2020.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

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

Income Taxes

We comply with Financial Accounting Standards Board (“FASB”) ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full year and this rate is applied to our results for the interim year-to-date period and then adjusted for any discrete period items.

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and nine-month periods ended September 30, 2020 and 2019, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Capitalized software development costs	$—	$—	$—	$20
Amortization included in cost of revenues	143	201	454	602
Amortization included in depreciation and amortization	1	5	9	14

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

              As of September 30, 2020 and December 31, 2019, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Stock-based compensation

The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The associated cost is recognized over the period during which an employee or director is required to provide service in exchange for the award.

Recently adopted accounting pronouncements

On January 1, 2020, the Company adopted ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this amendment as of January 1, 2020 and it has not, nor is it expected to have a significant impact to the financial statements.

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

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs, which totaled approximately $155,000, are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. The Company employed a third-party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from Seller. The valuation resulted in the tangible and intangible assets and liabilities disclosed below. The income approach was used to determine the value of the customer relationships and non-compete agreement. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; probability of executives competing, expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The relief from royalty method was used to value the technology. The relief from royalty method determines the fair value by calculating what a typical license fee would be in order to obtain the same or similar license of the technology from market participants. Projected cash flows consider revenue assumptions allocated to the technology.

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
$2,775

Note 4: Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of September 30, 2020, there are 236,583 shares which remain to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	10,000	5.14	$6.80	10,000
$7.01 - 8.00	15,313	2.99	$7.76	15,313
$8.01 - 12.00	7,167	6.13	$9.88	5,167
$12.01 - 15.00	47,750	7.70	$13.10	35,250
$15.01 - 17.40	24,000	7.67	$17.40	24,000
Total	104,230	6.65	$12.48	89,730

As of September 30, 2020, the Company had unrecognized stock compensation related to the options of $35,000, which will be recognized through 2021.

During the nine months ended September 30, 2020, the Company granted 18,000 restricted stock units with an intrinsic value of $10.67, to certain members of the Board of Directors of the Company. The vesting period for the restricted stock units is the earlier of the 2021 annual meeting of shareholders or one year depending on whether a director stands for re-election at the 2021 annual meeting. During the nine months ended September 30, 2020, 32,000 restricted stock units with an intrinsic value of $11.61 vested. As of September 30, 2020, there was $142,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2021.

Stock repurchase and retirement

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. On March 16, 2020, the Company publicly announced that the Company increased the share repurchase program to repurchase up to $2,000,000 of its common shares. As of September 30, 2020, the Company repurchased a total of 160,068 shares at an aggregate cost of $1,552,000 (not including commissions of $7,000) as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7 -31, 2019	22,150	$9.34	22,150	$793
September 1-30, 2019	2,830	$10.00	2,830	$765
October 1-31, 2019	39,363	$10.44	39,363	$354
November 1-30, 2019	11,827	$10.43	11,827	$231
December 1-31, 2019	—	—	—	$231
January 1-31, 2020	—	—	—	$231
February 1-29, 2020	—	—	—	$231
March 1-31, 2020	21,700	$9.33	21,700	$1,028
April 1-30, 2020	22,698	$9.02	22,698	$823
May 1-31, 2020	39,500	$9.51	39,500	$448
June 1-30, 2020	—	—	—	$448
July 1-31, 2020	—	—	—	$448
August 1-31, 2020	—	—	—	$448
September 1-30, 2020	—	—	—	$448
Total	160,068	$9.70	160,068	$448

Note 5: Income taxes

We recognized income tax expense of $283,000 and $593,000 during the three and nine-month periods ended September 30, 2020, respectively, compared to $59,000 and $105,000 during the same periods of 2019. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2020, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes. For the three and nine-month periods ended September 30, 2019, the variance between the Company’s effective tax rate and the U.S. statutory rate is primarily attributable to the excess stock-based compensation tax benefit recognized in income tax expense during the periods, as well as foreign statutory tax rate differentials and tax credits.

The Company analyzed legislation enacted on March 27, 2020, The Coronavirus Aid, Relief and Economic Security (“CARES”) Act. and noted it does not have a significant impact to the Company.

Note 6: Leases

Generally, our leasing activity consists of office leases. In March 2019, we signed a new lease to move our corporate headquarters to Raleigh, North Carolina. As we continue our transition from a services-based company to a cloud-based platform company, the new lease affords us the ability to separate our warehouse from our corporate office. The new lease, which had a lease commencement date of October 2, 2019, is for 9,766 square feet and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of September 30, 2020. We recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Additionally, we have an office in Salt Lake City, Utah, which is on a short-term lease that is less than twelve months. As a result, we have elected the short-term lease recognition exemption for our Utah office lease, which means, for those leases we do not expect to extend beyond twelve months, we will not recognize ROU assets or lease liabilities.

In connection with the Company’s acquisition of VWP (See Note 3), the Company assumed two short-term leases in New York City, NY and entered into a three-year office lease in Florida. We have elected the short-term lease exemption for the two New York leases because we do not expect them to extend beyond twelve months. For the Florida lease, which was signed on January 4, 2019, we recognized a ROU asset and corresponding lease liability of $125,000, which represents the present value of minimum lease payments discounted at 4.25%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $2,445,000 as of September 30, 2020. The current portion of this liability of $391,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $2,054,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short- term leases. The components of lease expense were as follows (in 000’s):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Lease expense
Operating lease expense	$87	$41	$261	$124
Variable lease expense	33	52	99	136
Total lease expense	$120	$93	$360	$260

The weighted-average remaining non-cancelable lease term for our operating leases was 7.1 years as of September 30, 2020. As of September 30, 2020, the weighted-average discount rate used to determine the lease liability was 3.8%. The future minimum lease payments to be made under non-cancelable operating leases at September 30, 2020, are as follows (in 000’s):

Year Ended December 31:
2020	$97
2021	394
2022	359
2023	369
2024	379
Thereafter	1,201
Total lease payments	$2,799
Present value adjustment	(354)
Lease liability	2,445

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

Note 7: Revenue

We consider ourselves to be a single reportable segment under the authoritative guidance for segment reporting, specifically a shareholder communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended September 30,
Revenue Streams	2020		2019
Platform and Technology	$3,613	74.0%	$2,712	67.5%
Services	1,269	26.0%	1,307	32.5%
Total	$4,882	100.0%	$4,019	100.0%

	Nine months ended September 30,
Revenue Streams	2020		2019
Platform and Technology	$9,599	69.6%	$8,038	65.2%
Services	4,183	30.4%	4,298	34.8%
Total	$13,782	100.0%	$12,336	100.0%

No customers accounted for more than 10% of the operating revenues during the three and nine-month periods ended September 30, 2020 or 2019.

Note 8: Line of Credit

Effective October 3, 2019, the Company renewed its unsecured Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of September 30, 2020, the interest rate was 1.90% and the Company did not owe any amounts on the Line of Credit.

Note 9: COVID-19 Pandemic

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines or “stay-at-home” restrictions in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets globally, including the geographical areas in which we operate. Although our offices were initially ordered temporarily closed for the safety of our employees, their families and our community, on June 1, 2020, we began slowly re-opening our offices, which are now open for all employees who elect to return to the office.

While it is unknown how long these conditions will last, including whether a worldwide resurgence will occur, and what the complete financial impact will be to the Company, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Several in-person conferences scheduled to occur in the first half of the year were either cancelled or delayed and we also experienced a delay in transactions processed by the Depository Trust Company in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue from virtual annual meetings and webcasting during the second and third quarters. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap public customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 outbreak if a substantial portion of these customers are forced to scale back or cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

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

We announce material financial information to our investors using our investor relations website, SEC filings, investor events, news and earnings releases, public conference calls, webcasts and social media. We use these channels to communicate with our investors and the public about our company, our products and services and other related matters. It is possible that information we post on some of these channels could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post to all our channels, including our social media accounts.

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

We also work with several select stock exchanges by making available certain parts of our platform under agreements to integrate our offerings within their products. We believe such partnerships will continue to yield increased exposure to a targeted customer base that could impact our revenue and overall brand in the market.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines or “stay-at-home” restrictions in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets globally, including the geographical areas in which we operate. Although our offices were initially ordered temporarily closed for the safety of our employees, their families and our community, on June 1, 2020 we began slowly re-opening our offices, which are now open to all employees who elect to return to the office.

While it is unknown how long these conditions will last, including whether a worldwide resurgence will occur, and what the complete financial impact will be to the Company, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Several in-person conferences scheduled to occur in the first half of the year were either cancelled or delayed and we also experienced a delay in transactions processed by the Depository Trust Company, banks and brokers in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue during the second and third quarters. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap public customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 outbreak if a substantial portion of these customers are forced to scale back or cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Toward the end of the first quarter of 2020 and in response to the COVID-19 pandemic, we began enhancing our products by adding virtual components, as well as focusing our selling efforts on our webcasting technologies previously acquired in January 2019. One example of this approach is emphasizing our virtual annual meeting product, which combines our proxy voting platform with a virtual component, allowing our customers the ability to hold their annual meeting virtually instead of hosting an in-person meeting. Additionally, we improved our conference software by adding a virtual component allowing participants to attend via video webcast and participate in one-on-one meetings with audio, video and share features. Lastly, we have advanced our webcasting product to include features for investment banks to perform virtual roadshows, analyst days and other types of events.

In order to provide a good representation of our business and reflect our platform first engagement strategy, we report revenue in two revenue streams: (i) Platform and Technology and (ii) Services. Set forth below is an infographic depicting the modules included in Platform id. and the services we provide:

Platform and Technology

As we continue to focus on our cloud-based subscription business, we expect the Platform and Technology portion of our business to continue to increase in the future, both in terms of overall revenue and as compared to the Services portion of our business. Platform and Technology revenue grew to 74% of total revenue during the third quarter of 2020 compared to 67% during the third quarter of 2019. In 2020, the growth was due to a combination of increased revenue from our new virtual products and conference software, increased revenue from our newswire business, as well as, increased subscriptions of Platform id.

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

Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations, communications and compliance needs. We believe Platform id. can address all these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

Communications Modules

ACCESSWIRE

Our press release offering, which is marketed under the brand ACCESSWIRE, is a cost-effective, Regulation Fair Disclosure (“FD”) news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. ACCESSWIRE is dependent upon several key partners for news distribution and disruption in any of our partnerships could have a materially adverse impact on our ACCESSWIRE and overall business.

We believe ACCESSWIRE has become a competitive alternative to the traditional newswires because we have been able to integrate customer editing features and improve the targeting and analytics reporting systems as well as increase its distribution footprint. We recently released a new e-commerce element to our ACCESSWIRE product, whereby customers can self-select their distribution and then register, upload their press release and tell their story in minutes without contacting a sales or operational employee. Further, we have additional technology enhancements planned to be released before the end of this fiscal year, which we believe will further provide value to our customers around the drafting, collaboration and engagement process.

Part of our market strategy for ACCESSWIRE is to provide flexible pricing, by offering our customers the option to pay per release or enter into longer-term, flat-fee subscriptions. We believe this strategy, combined with technology innovation and continually adding distribution will enable us to continue to add new customers in 2020 and beyond, resulting in an increase in market share. Currently, ACCESSWIRE is available within Platform id. as part of a subscription or as a stand-alone module.

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

As noted, COVID-19 has caused restrictions on travel, quarantines in many areas, and forced closures of public gatherings, which includes investor conferences. As a result, all conferences scheduled to use our software this year in an on-site venue have either converted to virtual platform or cancelled all together. We have seen slightly more than half of these events move to a smaller virtual format, which in many cases includes our virtual component that we upgraded earlier this year. We are encouraged by the industry adoption of virtual technologies in general and believe more banks and conference organizers may embrace this option for more investor events in the future.

Investor Network

Over the past few years, we have been focused on refining the model of digital distribution of our customers’ message to the investment community and beyond. This has been accomplished by integrating our shareholder outreach module, Investor Network, into and with Platform id. Most of the customers subscribing to this module today are historical Annual Report Service (“ARS”) users, as well as new customers purchasing the entire Platform id. subscription. We have migrated some of the customers from the traditional ARS business into this new digital subscription business, however, we continue to see customer attrition for customers who subscribe to this as a stand-alone product as well.

Webcasting

The earnings event industry is a highly competitive space with a majority of the business being driven from practitioners in investor relations and communications firms. We estimate there are approximately 5,000 companies in North America conducting earnings events each quarter that include teleconference, webcast, or both as part of their events. Platform id. also incorporates other elements of the earnings event, including earnings date/call announcement, earnings press release and both SEC Form 8-K and SEDAR (the Canadian equivalent of EDGAR) filings. There are a handful of our competitors that can offer an integrated full-service solution today. However, we believe our real-time event setup and integrated approach to our news platform offers a more effective way to manage the event process.

Additionally, as a commitment to broadening the reach of our webcast platform, all events are streamed within our shareholder outreach module, which helps drive new audiences and gives companies the ability to view their analytics and engagement of each event. We believe these analytics, which will be a component of our Insight and Analytics module, will increase the demand for our webcasting platform among the corporate issuer community and beyond.

Our VWP product is a leading cloud-based webcast, webinar and training platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel integrates well into Platform id. VWP enables us the ability to host thousands of additional webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include corporate meetings, training sessions, town hall-type events, annual meetings and deal and non-deal roadshows. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers. As a result of COVID-19, most companies have been holding meetings virtually, which has increased demand for this product.

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

Services

Given our focus on cloud-based subscription business and as we have previously reported, we expect to see continued decreases in the overall revenues associated with our Services business. Typically, Services revenues relate to activities where substantial incremental resources are required to perform the work for our customers and/or hard goods are utilized as part of the engagement. To date, most of our Services have been related to converting and editing SEC documents and XBRL tagging, which has been our core compliance business over the last 14 years and completing SEDAR filings. Services also include telecommunications services and print, fulfillment and delivery of stock certificates, proxy materials or annual reports depending on each customer’s engagement. Services are not required but are optional for customers that utilize our Platform id. and are typically invoiced as used.

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

In our Services business, we expect demand will continue to shift from traditional printed, service-based engagements to digital distribution offerings. This was true before COVID-19 and we believe the recent outbreak will only increase the demand for digital offerings in the future. Specifically, this may cause transition in the areas of print and proxy fulfillment and paper processing of stock-records and certificates to digital distribution, voting and transfer of records.

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2020	2019	2020	2019

Platform and Technology
Revenue	$3,613	$2,712	$9,599	$8,038
Gross margin	$2,769	$2,014	$7,329	$5,960
Gross margin %	77%	74%	76%	74%

Services
Revenue	$1,269	$1,307	$4,183	$4,298
Gross margin	$726	$783	$2,451	$2,602
Gross margin %	57%	60%	59%	61%

Total
Revenue	$4,882	$4,019	$13,782	$12,336
Gross margin	$3,495	$2,797	$9,780	$8,562
Gross margin %	72%	70%	71%	69%

Revenues

Total revenue increased by $863,000, or 21%, to $4,882,000 during the three-month period ended September 30, 2020, as compared to $4,019,000 during the same period of 2019. Total revenue increased by $1,446,000, or 12%, to $13,782,000 during the nine-month period ended September 30, 2020, compared to $12,336,000 during the same period of 2019. The increase in total revenue is attributable to our Platform and Technology revenue stream.

Platform and Technology revenue increased $901,000, or 33%, and $1,561,000, or 19%, during the three and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. The increase in revenue is due to a combination of increased revenue from our webcasting, conference software and newswire products, as well as increased licenses of Platform id. During the three and nine months ended September 30, 2020, we benefited from our ability to pivot and enhance our products with virtual components, including virtual annual meetings, virtual conferences and enhanced webcasting features to allow banks to conduct virtual roadshows, analyst days and other types of events. Additionally, ACCESSWIRE revenue for the three and nine months ended September 30, 2020 increased 22% and 14%, respectively, compared to the same periods of the prior year. Revenue from licenses of Platform id. increased as a result of the additional licenses signed during the final quarter of 2019 and first three quarters of 2020. During the three and nine months ended September 30, 2020 we entered into 42 and 107 licenses of Platform id. with annual contract value of $360,000 and $766,000, respectively. This brings our total subscriptions of Platform id. to 320 with annual contract value of $2,477,000, as of September 30, 2020, compared to 255 subscriptions with annual contract value of $2,033,000 as of December 31, 2019. Platform and Technology revenue increased to 74% and 70% of total revenue during the three and nine months ended September 30, 2020, respectively, as compared to 67% and 65% during the same periods of the prior year.

Services revenue decreased $38,000, or 3%, and $115,000, also 3%, during the three and nine-month periods ended September 30, 2020, as compared to the same periods of 2019. The decrease in revenue is due to continued customer attrition of our ARS services as well as a decline in transfer agent services due to a combination of less corporate transactions and directives, as well as, an increased shift from paper-based processing of transactions to electronic processing. These decreases were partially offset by increases in print and proxy fulfillment, due to increased projects associated with annual meetings, and teleconferencing and other webcasting services, as a result of accompanying the increased demand for virtual webcasting products.

No customers accounted for more than 10% of the revenues during the three and nine-month periods ended September 30, 2020 or 2019.

Revenue Backlog

At September 30, 2020, our deferred revenue balance was $2,098,000, which we expect to recognize over the next twelve months, compared to $1,812,000 at December 31, 2019, an increase of 16%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as, advance billings for annual contracts for legacy ARS services.

Cost of Revenues and Gross Margin

Platform and Technology cost of revenues consists primarily of direct labor costs, newswire distribution costs, third party licensing and amortization of capitalized software costs related to platforms licensed to customers. Services costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and outside services directly related to the delivery of services to our customers. Cost of revenues increased by $165,000, or 14%, and $228,000, or 6% during the three and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. Overall gross margin increased $698,000, or 25%, and $1,218,000, or 14%, during the three and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of the prior year. Gross margin percentages increased to 72% and 71% during the three and nine months ended September 30, 2020, respectively, compared to 70% and 69% during the same periods of 2019.

Gross margin percentage from Platform and Technology revenue was 77% and 76% during the three and nine-month periods ended September 30, 2020, respectively, as compared to 74% during the same periods of 2019. The increase in gross margin percentage is primarily attributable to the additional webcasting revenue associated with the virtual events completed during the year with a relatively fixed cost structure.

Gross margins from our Services revenue decreased to 57% and 59% during the three and nine-month periods ended September 30, 2020, respectively, as compared to 60% and 61% during the same periods of 2019. The decrease is due in part to lower revenue from transfer agent services with relatively fixed costs and increased webcasting service revenue which typically has a lower margin than other services.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses decreased $177,000, or 14%, and $447,000 or 11%, during the three and nine-month periods ended September 30, 2020, respectively, as compared the same periods of 2019. This decrease is primarily due to a decrease in our bad debt provision of $85,000 and $458,000 during the three and nine months ended September 30, 2020, respectively, compared to the prior year. The high bad debt provision in the prior year was primarily related to reserves on accounts receivable balances of two significant investment commentary newswire customers which were written off in 2019. Also contributing to the decrease in general and administrative expenses was a decrease in stock compensation expenses. These decreases were partially offset by an increase in rent expense and for the nine months ended September 30, 2020 an increase in employee expenses.

As a percentage of revenue, general and administrative expenses were 22% and 25% for the three and nine-month periods ended September 30, 2020, respectively, compared to 31% and 32% for the same periods of the prior year.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses for the three and nine-month periods ended September 30, 2020, increased $102,000, or 12%, and $253,000, or 10%, respectively, compared to the same periods of 2019. This increase is directly related to our investment in our sales and marketing initiatives with an increase in personnel costs and digital marketing.

As a percentage of revenue, sales and marketing expense were 20% for both the three and nine-month periods ended September 30, 2020, respectively, compared to 22% and 21% for the same periods of the prior year.

Product Development Expenses

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses decreased $76,000, or 26%, and $397,000, or 41%, during the three and nine-month periods ended September 30, 2020, compared to the same periods in 2019. The decrease is due to a decrease in headcount within the development team and use of more specialized consultants. We anticipate product development expenses to begin to increase toward previous levels in future periods.

As a percentage of revenue, product development expenses were 4% for both the three and nine-month periods ended September 30, 2020, respectively, compared to 7% and 8% during the same periods of 2019, respectively.

Depreciation and Amortization

Depreciation and amortization expenses decreased $47,000, or 21%, and $59,000, or 9%, during the three and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. The decrease is primarily related to intangible assets associated with the acquisition of PIR that became fully amortized during the year.

Interest income, net

Interest income (expense), net, represents interest income on deposit and money market accounts, as well as, the non-cash interest expense associated with the present value of the remaining anniversary payments of the Interwest acquisition. The decrease in interest income and corresponding increase in interest expense during the three and nine months ended September 30, 2020, as compared to the same periods of the prior year, is due to a decrease in interest rates associated with deposit and money market accounts.

Income tax expense

We recognized income tax expense of $283,000 and $593,000 during the three and nine-month periods ended September 30, 2020, respectively, compared to $59,000 and $105,000 during the same periods of 2019. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2020, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes. For the three and nine-month periods ended September 30, 2019, the variance between the Company’s effective tax rate and the U.S. statutory rate is primarily attributable to the excess stock-based compensation tax benefit recognized in income tax expense during the periods, as well as foreign statutory tax rate differentials and tax credits.

Net Income

Net income for the three and nine-month periods ended September 30, 2020 was $789,000 and $1,787,000, respectively, compared to $200,000 and $617,000 for the same periods of 2019.

The increase in net income is partially due to realizing the scale of our Platform and Technology products through increased revenue and higher gross margin percentages. Additionally, we experienced lower operating expenses which were partially offset by a decline in interest income and higher taxes.

Liquidity and Capital Resources

As of September 30, 2020, we had $18,429,000 in cash and cash equivalents and $2,445,000 in net accounts receivable. Current liabilities at September 30, 2020, totaled $4,685,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of remaining payments for Interwest, lease liabilities and other accrued expenses. At September 30, 2020, our current assets exceeded our current liabilities by $16,409,000.

Effective October 3, 2019, the Company renewed its unsecured Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of September 30, 2020, the interest rate was 1.90% and the Company did not owe any amounts on the Line of Credit.

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

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines or “stay-at-home” restrictions in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets globally, including the geographical areas in which we operate. Although our offices were initially ordered temporarily closed for the safety of our employees, their families and our community, on June 1, 2020 we began slowly re-opening our offices, which are now open for all employees who elect to return to the office.

While it is unknown how long these conditions will last, including whether a worldwide resurgence will occur, and what the complete financial impact will be to the Company, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Several in-person conferences scheduled to occur in the first half of the year were either cancelled or delayed and we also experienced a delay in transactions processed by the Depository Trust Company and banks and brokers in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue during the second and third quarters. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap public customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 outbreak if a substantial portion of these customers are forced to scale back or cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Overall, the demand for our platforms and services continues to be stable in a majority of the segments we serve. We are seeing increased demand for virtual events using both our conference software and webcasting products, as customers are opting to hold virtual meetings. During the first quarter, we were able to pivot portions of our platform to specifically address COVID-19 business limitations. This resulted in a new Virtual Annual Meeting product, which combines our webcasting and proxy voting technology together. Additionally, we also upgraded technology of our conference software product to allow conferences to go fully virtual and hold one-on-one meetings with audio, video and share features.

We believe these developments will assist us in delivering best of breed solutions to the market, but also lead us into new opportunities during this changing and challenging environment. The extent to how long these shifts in demands will occur is uncertain at this time and could be longer than just 2020. However, we cannot make any assurances at this time that our product upgrades will be accepted by customers and revenue will be significant enough to offset losses in other aspects of our business in the long-term.

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

●
Continue to expand our newswire distribution,

●
Continue development of our Insight and Analytics module,

●
Generate profitable sustainable growth,

●
Generate cash flows from operations.

We believe there is significant demand for our products around the world among the middle, small and micro-cap markets, as well as private companies, as they seek to find better platforms and tools to disseminate and communicate their messages. Although this demand may decrease or shift in the near term as a result of COVID-19, we believe we have the product sets, platforms, capacity and ability to adapt during these changing times to meet their requirements.

We have invested and will continue to invest in our product sets, platforms and intellectual property development via internal development and acquisitions. Currently, the acquisition environment is very difficult due to COVID-19, however, acquisitions remain a core part of our strategy. This investment strategy is key to enhancing our overall offerings in the market and necessary to keep our competitive advantages and facilitate the next round of growth that management believes it can achieve when the pandemic has passed. If we are successful in this effort, we believe we can further increase our market share and revenues per user as we move forward, once we return to a more traditional business environment.

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

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. We have undertaken measures to protect our employees, partners and customers by requiring a majority of our employees to work remotely at certain times. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. In addition, the COVID-19 outbreak has created and may continue to create significant uncertainty in global financial markets, which may materially decrease spending, demand for our solutions, the viability of our customers, the value of our assets and harm our business and results of operations. The ultimate extent of the impact of any epidemic, pandemic or other health crisis in our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

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

Date: October 29, 2020

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer