Form 10-K
period 2020-12-31
ISSUER DIRECT CORP
filed 2021-03-04
CIK 843006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2020

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's second fiscal quarter, was approximately $38,273,133 based on the closing price reported on the NYSE American as of such date.

As of March 4, 2021, the number of outstanding shares of the registrant's common stock was 3,771,002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

The following list of important risk factors is not all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are (please see full list of risk factors in Item 1A):

●
Dependence on key personnel.

●
Fluctuation in quarterly operating results related to transaction-based revenue.

●
Our ability to successfully integrate and operate acquired assets, businesses, ventures and/or subsidiaries.

●
Our ability to successfully develop new products and introduce them to the markets in which we operate.

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

We announce material financial information to our investors using our investor relations website, SEC filings, investor events, news and earnings releases, public conference calls, webcasts and social media. We use these channels to communicate with our investors and the public about our company, our products and services and other related matters. It is possible that information we post on some of these channels could be deemed to be material information. Therefore, we encourage investors, the media and others interested in Issuer Direct to review the information we post to all our channels, including our social media accounts.

We are a premier provider of communications and compliance technology solutions that are designed to help organizations tell their stories globally. Our principal platform, Platform id.™, empowers users by thoughtfully integrating the most relevant tools, technologies and products, thus eliminating the complexity associated with producing and distributing their business communications and financial information. Platform id. efficiently and effectively helps our customers manage their events when seeking to distribute their messaging to key constituents, investors, markets and regulatory systems around the globe. Platform id. consists of several related but distinct communications and compliance modules that companies utilize every quarter.

As our cloud-based subscription business continues to mature, we expect the communications portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the compliance portion of our business. Therefore, as noted below, we have begun to report our revenue as Communications and Compliance revenues rather than Platform & Technology and Services revenues as we have done in the past. Communications revenues grew to 64% of total revenue during 2020, compared to 57% and 45% of our revenue for the years ending December 31, 2019 and 2018, respectively. In 2020, growth from our Communications business was led by the market demands for our events products that were upgraded to handle virtual needs in the industry, as well as our ACCESSWIRE news brand, which drove both subscriptions and pay-as-you-go revenues higher than in prior years.

We plan to continue to invest in our Platform id. communications offerings as well as additional offerings that we intend to incorporate into our Communications product lineup. Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations, communications and compliance needs. We believe Platform id. can address all these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

We work with a diverse customer base, which includes not only corporate issuers and private companies, but also investment banks, professional firms, such as investor relations and public relations firms, as well as the accounting and legal communities. Our customers and their service providers utilize Platform id. and related solutions from document creation all the way to dissemination to regulatory bodies, news outlets, financial platforms and our customer’s shareholders. Private companies primarily use our news distribution and webcasting products and services to disseminate their message globally. Platform id.’s intelligent subscription platform guides thousands of customers through the process of communicating their message to a large audience.

We also work with several select stock exchanges by making available certain parts of our platform under agreements to integrate our offerings within their products. We believe such partnerships will continue to yield increased exposure to a targeted customer base that could impact our revenue and overall brand in the market.

In the past we have disclosed revenues in two main categories: (i) Platform and Technology and (ii) Services. However, to be more reflective of our strategy of primarily being a communications company, we have decided to re-categorize and disclose our revenues in the following two main categories: (i) Communications and (ii) Compliance. Set forth below is an infographic depicting the products included in each of these two main categories we provide today:

Communications

Our communications platform consists of our newswire, ACCESSWIRE, our webcasting and events business, professional conference and events software, as well as our investor relations website technology. These products are sold as the leading part of our Platform id. subscription, as well as individually to customers around the globe and further described below.

ACCESSWIRE

Our press release offering, which is marketed under the brand ACCESSWIRE, is a cost-effective, news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. We believe ACCESSWIRE is becoming a competitive alternative to the traditional newswires because we have been able to use our technological advancements to allow customers to self-edit releases or use our editorial staff as desired to edit releases. We also continue to expand our distribution points, improve our targeting and enhance our analytics reporting. During 2020 we released a new e-commerce element to our ACCESSWIRE product, whereby customers can self-select their distribution and then register, upload their press release and tell their story in minutes without contacting a sales or operational employee.

We believe the above strategy will enable us to continue to add new customers in 2021 and beyond. We have also been able to maintain high gross margins while providing our customers flexible pricing, with options to pay per release or enter longer-term, flat-fee subscriptions. Currently, ACCESSWIRE is available within our Platform id. subscription, or as a stand-alone offering.

Like other newswires globally, ACCESSWIRE is dependent upon several key partners for its news distribution. Disruption in any of our partnerships could have a materially adverse impact on ACCESSWIRE and our overall business.

ACCESSWIRE revenues and customers have increased each year compared to the prior year, a trend we expect to continue over the next several years. A significant portion of the growth has been due to increased private company customers, through either direct sales, e-commerce or through partner and reseller relationships.

Webcasting & Events

Our webcasting and events business is comprised of our earnings call webcasting solutions and our virtual meeting and events software (such as annual meetings, deal/non-deal road shows, analyst days and shareholder days). The demands for these products with a virtual component were at an all-time high for us in 2020 in large part due to the COVID-19 pandemic, something we expect will continue for the majority of 2021, although, there can be no assurances this high demand will continue in the future.

Traditional earnings calls and webcasts are a highly competitive space with the majority of the business being driven from practitioners in investor relations and communications firms. We estimate there are approximately 5,000 companies in North America conducting earnings events each quarter that include a teleconference, webcast or both as part of their events. Platform id. also incorporates other elements of the earnings event, including earnings date/call announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this integrated full-service solution today. However, we believe our real-time event setup and integrated approach offers a more effective way to manage the process, as well, as attract an audience of investors.

We have also attempted to differentiate our offering by investing in developing and integrating systems and processes within Platform id. and creating an application programming interface (“API”). This API allows customers, such as financial content sites and investment banks, to query an industry or a single company’s current and past earnings calls and present those webcasts on their platforms. Initially, this has been broadly distributed via our Investor Network platform, with expectations that customers will license this dataset for their platforms in the future. We believe this offering will further increase our brand awareness.

Additionally, as a commitment to broadening the reach of our webcast platform, we broadcast live all earnings events, whether they are conducted on our platform or not, within our shareholder outreach module, which helps drive new audiences and give companies the ability to view their analytics and engagement of each event. We believe these analytics, which will be a component of our Insight and Analytics module, will increase the demand for our webcasting platform among the corporate issuer community.

Our VisualWebcaster Platform (“VWP”) is a leading cloud-based webcast, webinar and virtual meeting platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel integrates well into Platform id. We believe by acquiring VWP we have significantly strengthened our webcasting product and Platform id. offering as well as acquired over 120 customers, ranging from small private companies to Fortune 500 companies. The VWP technology gives us the ability to host thousands of additional webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include any type of virtual event. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers. As a result of COVID-19, most companies have been holding meetings virtually over the past 12 months, which has increased demand for this product. There can be no assurance that this demand will continue after the end of the pandemic.

Professional Conference and Events Software

At the end of 2018, we released a new module to Platform id., centered around the professional conference organizer (“PCO”). This subscription offering is being licensed to investor conference organizers, which in the aggregate we believe held an estimated 1,000 plus events a year prior to 2020. This number significantly decreased in 2020 and is expected to remain at significantly decreased numbers in the near future and possibly long-term as a result of COVID-19. Our professional conference and events software, which is available as a mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. This cloud-based product can be used in a virtual or in person conference setting and is integrated within Platform id. to enhance our communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting. We believe this integration gives us a unique offering for PCOs that is not available elsewhere in the market.

We believe entering this business expands our current communications revenue base, and as an adjacency, should assist in making Platform id. a platform of choice for investment banks, issuers and investors.

Investor Relations Websites

Our investor relations content network is another component of Platform id., which is used to create the investor relations’ tab of a company’s website. This investor relations content network is a robust series of data feeds including news feeds, stock feeds, fundamentals, regulatory filings, corporate governance and many other components which are aggregated from most of the major exchanges and news distribution outlets around the world. Customers can subscribe to one or more of these data feeds or as a component of a fully designed and hosted website for pre-IPO companies, SEC reporting companies and partners seeking to display our content on their corporate sites. The clear benefit to our investor relations content network is its integration into Platform id. As such, companies can produce content for public distribution and it is automatically linked to their corporate website, distributed to targeted groups and placed into our data feed partners.

As what we believe to be a natural expansion to our investor relations website business, we are developing what is known as a “corporate newsroom” in the communications industry, which we plan to expect to bring to market during the year. This product offering will be an add-on to any customer’s ACCESSWIRE account and or their Platform id. subscription. Our intent is to leverage the technology we have in our investor relations content business and focus a module toward all companies, to assist in making their corporate news, media kits and alerts available from our ecosystem to their corporate website.

Compliance

Our compliance offerings consist of our disclosure software for financial reporting as well as our stock transfer agency, and related annual meeting, print and shareholder distribution services. Some of these products are sold as part of a Platform id. subscription as well as individually to customers around the globe.

Compliance Software and Services

Platform id.’s disclosure reporting module is a document conversion, editing and filing offering which is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC’s EDGAR system. Our compliance business also offers companies the ability to use our in-house staff to assist in the conversion, tagging and filing of their documents. We generate revenues in compliance both from software and services and, in most cases, customers have both components within their annual agreements, while others pay for services as they are completed.

Toward the end of 2017, we completed upgrades to our disclosure reporting product to include tagging functionality that meets newly mandated SEC disclosure requirements under Inline XBRL (Inline Extensible Business Reporting Language or “iXBRL”). These requirements will impact most of our customers for the fiscal periods ending on or after June 15, 2021, however, we have had a number of customers already file using our iXBRL upgrades.

Whistleblower Hotline

Our whistleblower hotline is an add-on product within Platform id. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance whistleblower policy. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we are introduced to new IPO customers and other larger cap customers listed on the NYSE.

Stock Transfer Module

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

Annual Meeting / Proxy Voting Platform

During early 2020, we upgraded our webcasting and annual meeting platform to bring to market a virtual annual meeting solution. This solution provides our customers the ability to conduct their annual meetings in a fully virtual manner considering the constraints caused by COVID-19. Our solution incorporates shareholder and guest registration, voting integration, real-time stats on attendance, audio video and presentation features as well as fully managed meeting managers and inspector of elections.

By adding a component of our webcasting and events business, we were able to offer a complete annual meeting solution, which resulted in us becoming one of the top technology providers of virtual annual meetings in 2020, which incorporated real-time voting. In perspective, during 2019, approximately 300 North American public companies opted for a virtual component to their annual meeting compared to an estimated 4,000+ companies in 2020.

Our proxy module is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This module is utilized for every annual meeting or special meeting we manage for our customers and offers both full-set mailing and notice of internet availability options.

Shareholder Distribution

Over the past few years, we have worked on refining the model of digital distribution of our customers’ message to the investment community and beyond. This was accomplished by integrating our shareholder outreach module, Investor Network, into and with Platform id. Most of the customers subscribing to this module today are historical PrecisionIR (“PIR”) – Annual Report Service (“ARS”) users, as well as new customers purchasing the entire Platform id. subscription. We migrated some of the customers from the traditional ARS business into this new digital subscription business, however, we continue to operate a portion of this legacy physical hard copy delivery of annual reports and prospectuses for customers who opt to take advantage of it. We continue to see customer attrition for customers who subscribe to both the electronic and physical distribution of reports as a stand-alone product.

Our overall strategy includes:

Expansion of Current Customers

We expect to continue to see demand for our products within our customer base and in the industries we serve. As we continue to transition from a services-oriented business, our focus is to migrate customer contracts over to subscription-based contracts for our entire Platform id. offering. We believe this will help us move from a transaction-based revenue model to a recurring subscription-based revenue model, which may give us more consistent, predictable revenue patterns and hopefully create longer lasting customer relationships. Additionally, as part of our customer expansion efforts, we are committed to working beyond the single point of contact and into the entire C suite (CEO, CFO, IRO, Corporate Secretary, etc.) of an organization which we believe will help drive subscription revenues per customer.

Focus on Organic Growth

Our primary growth strategy continues to be selling our communications solutions to new customers under a subscription arrangement, whereas in the past we were inclined to sell a single point solution. Selling a subscription to Platform id. allows us to provide our customers with a competitively priced, complete solution for their communications needs. Our strategy of selling our cloud-based offerings via Platform id. to all customers under a subscription agreement should benefit us by moving away from selling individual solutions within highly commoditized markets that are experiencing pricing pressures.

New Offerings

During 2021 and going forward, we will continue to innovate, improve and build new applications into and with our platform, with the objective of developing integrated application solutions that are not offered by our competitors. As a company focused on technology offerings, we understand the importance of advancements and fully appreciate the risks and consequences of losing our market position. The pursuit of technological innovation is and has been a part of our overall strategy as an organization over the last several years.

Each year we bring to market certain platform upgrades, add-ons, and new offerings that we believe will complement our overall platform solutions. We believe our innovation and technological efficiencies continue to be a competitive advantage and focus for us.

Part of our continued strategy from 2020 will be to continue to meet the virtual event market demands, in both our conference business, annual meeting business and shareholder communications business. We benefited during 2020 in each of these businesses and expect this year’s product advancements to continue to benefit us throughout the year as a result of the continued public gathering restrictions which have been caused by COVID-19.

We also have a slate of product platform enhancements beginning in the first quarter of 2021 that will help our customers stay connected with their shareholder and constituent base. Specifically, these advancements will be centered around the creation process of a story, whereby we will be adding a real-time collaboration suite into the ACCESSWIRE process. We also plan to enhance the ability of users to request, book and hold meetings within our virtual events products. Additionally, we have other strategic upgrades to Platform id., such as the corporate newsroom mentioned above, that we believe will both increase customer retention and annual revenue per customer.

Acquisition Strategy

We will continue to evaluate complimentary verticals and businesses that we can integrate into our communications platform. While we typically focus on accretive acquisition opportunities, we will also evaluate technology acquisitions that we believe would be strategic to our overall business. We will continue to maintain our acquisition focus in the communications industry. Specifically, we will look for communications products and businesses that have recurring revenues, customers and technologies that will further enhance our overall market position.

Sales and Marketing

During 2020, we continued to strengthen our brands in the market by working aggressively to expand our new customer footprint and continue to cross sell to increase average revenue per customer. Since our platform, systems and operations are built to handle growth, we can leverage them to produce consistently high margins and increased cash flows without a proportional increase in our capital or operating expenses.

Our sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2020 with a multi-tier organization of sales personnel, consisting of Sales Development Representatives, Business Development Managers and Strategic Account Managers. During 2020, we created a new inbound digital sales and marketing group to manage all inbound leads and focus on e-commerce and digital marketing relating to the portions of our platform we believe may be attractive for online purchases. We believe this structured approach is the most efficient and effective way to reach new customers and grow our current install base. The total compensation packages for these teams are heavily weighted with commission compensation to incent sales and retention. All members of the sales team have quotas. As of December 31, 2020, we employed 29 full-time equivalent sales and marketing personnel compared to 25 as of December 31, 2019.

Our marketing organization has been focused on both new customer acquisition as well as campaigns to educate current customers on the advantages of using our entire Platform id. offerings. Additionally, our marketing team has expanded their focus on investor conferences, strategic partnerships and private company marketing activities in order to continue to scale our business long term.

Cybersecurity

In all our offerings, quality, support, and scalability as well as the need to preserve the confidential content of our customers are of utmost importance and part of our core values. We continue to maintain agreements with security software and hardware providers and consulting firms to identify, address and create policies and plans which enable us to mitigate our cybersecurity and information vulnerabilities on both a short-term and long-term basis. We believe having a strong cyber and information security policy is not only necessary to maintain our current business model but also is important to attract new customers. We plan to continue to work closely with these firms and others to ensure our security policies and practices meet our customers’ needs and requirements.

Industry Overview

According to a 2020 Burton-Taylor Media Intelligence report, the global communications technology market is almost $5 billion in annual revenue. This total includes spending on social media solutions, media monitoring, press release distribution engagement and targeting and investor relations platforms globally. A key driver of growth in our industry is the introduction of new innovative technologies and solutions. We believe our technology and workflow automation solutions will help us gain market share within the industry.

The webcasting and virtual event side of the communications industry was greatly impacted by the COVID-19 pandemic as demand significantly increased for virtual events due to cancelled live, in-person events, meetings and conferences. Toward the end of the first quarter of 2020, we began enhancing our products by adding virtual components, as well as focusing our selling efforts on our webcasting technologies.

Our industry also benefits from increased regulatory requirements and the need for platforms and systems to manage these new regulations. Additionally, the industry, along with cloud-based technologies, have matured considerably over the past several years, whereby corporate issuers and communication professionals are seeking platforms and systems to do some, if not all the work themselves. We believe we are well positioned in this new environment to benefit from subscriptions and further advancements of Platform id.

The compliance industry is highly fragmented, with hundreds of independent service companies that provide a range of financial reporting, document management services. There is also a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. Over the past few years, we have been offering subscriptions which combine both compliance software and service in one annual contract. We believe this new offering affords us the ability to reduce our revenue seasonality and provide a new baseline of recurring annualized revenue.

Competition

Despite some significant consolidation in recent years, the communications and compliance industries remain both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality and the ability to service customer demands. Management has been focused on offsetting these risks relating to competition as well as the seasonality by introducing our cloud-based subscription platforms, with higher margins, clear competitive advantages, higher customer stickiness and scalability to withstand market and pricing pressures.

We also review our operations on a regular basis to balance growth with opportunities to maximize efficiencies and support our long-term strategic goals. We believe by blending our workflow technologies with our legacy service offerings we can offer a comprehensive set of products and solutions to each of our customers within one platform that most competitors cannot offer today.

We believe we are positioned to be the communications platform of choice as a cost-effective alternative to both small regional providers and global providers. We also believe we benefit from our location in Raleigh, North Carolina, as we can hire and retain sales, customer service or production personnel in the area at a reasonable cost. However, there are areas we have strong competition in hiring, such as research and development and qualified sales individuals with communications industry experience.

Customers

Our customers include a wide variety of public and private companies, mutual funds, law firms, brokerage firms, investment banks, individuals, and other institutions. For the year ended December 31, 2020, we worked with 2,242 publicly traded customers and 4,426 private customers, compared to 2,169 publicly traded customers and 2,691 private customers for the year ended December 31, 2019. The increase in private companies is primarily related to additional agencies we began to partner with during the year as well as direct sales to private companies in our newswire business. We did not have any customers during the year ended December 31, 2020 that accounted for more than 10% of our revenue or more than 10% of our year end accounts receivable balance as of December 31, 2020.

Employees

As of December 31, 2020, we employed eighty-six employees and engaged five independent contractors, none of which are represented by a union. Our employees work in our corporate offices in North Carolina and in other offices throughout North America.

Facilities

Our headquarters are located in Raleigh, North Carolina. In October 2019, we began a new lease for 9,766 square feet of office space, which expires December 31, 2027.

As part of our acquisition of VWP, we assumed a three-year lease in Ft. Lauderdale, Florida, and a month-to-month lease in New York City, New York. Additionally, we have an office in Salt Lake City, Utah, which is also on a short-term lease. As a result of an increase in our remote workforce, we are examining the needs for these satellite locations and have already vacated the New York City office after year-end. The Company intends to monitor the needs of its employees both in a remote and on-site basis and will make the necessary adjustments to its locations on that basis.

Insurance

We maintain both a general business liability, cyber-security and an errors and omissions policies specific to our industry and operations. We believe that our insurance policies provide adequate coverage for all reasonable risks associated with operating our business. Additionally, we maintain a Directors and Officers insurance policy, which is standard for our industry and size. We also maintain key person life insurance on our C level executives, and one other key individual.

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

Our transfer agency business, Direct Transfer, LLC, is registered with the SEC and is subject to SEC regulations relating to, among other things, annual reporting, examination, internal controls, tax reporting and escheatment services. Our transfer agency is currently approved to handle the securities of NYSE, NASDAQ and OTC Markets.

Our mission is to assist corporate issuers with these regulations, communication and compliance of rules imposed by regulatory bodies. The majority of our business involves the distribution of content, either electronically or on paper, to governing bodies and shareholders alike. We are recognized under these regulations to disseminate, communicate and or solicit on behalf of our customers, the issuers.

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

The market for our solutions depends in part on the requirements of the SEC and other regulatory bodies. Any legislation or rulemaking substantially affecting the content or method of delivery of documents to be filed with these regulatory bodies could have an adverse effect on our business. In addition, evolving market practices in light of regulatory developments could adversely affect the demand for our solutions. Uncertainty caused by political change in the United States and European Union heightens regulatory uncertainty in these areas. For example, the SEC has proposed a rule to require certain over-the-counter (“OTC”) companies to provide greater transparency to investors and other market participants by requiring that information about the issuer be current and publicly available, which could cause a decrease in the number of publicly traded companies. New legislation, or a significant change in rules, regulations, directives or standards could reduce demand for our products and services. Regulatory changes could also increase expenses as we modify our products and services to comply with new requirements and retain relevancy, impose limitations on our operations, and increase compliance or litigation expense, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our revenue growth rate in the recent period relating to our Communications business may not be indicative of this business segment’s future performance.

We experienced a revenue growth rate of 28% from 2019 to 2020, 45% from 2018 to 2019, 22% from 2017 to 2018 and 55% from 2016 to 2017 with respect to our Communications business. In 2020, much of the growth came from demand for our events products that were upgraded to handle virtual needs in the industry, as well as our ACCESSWIRE news brand, which drove both subscriptions and pay-as-you-go revenues higher than in prior years. In 2019, much of the growth came from the acquisition of VWP in January 2019 and FSCwire in July 2018, while the previous years’ growth was due to the success of our ACCESSWIRE business. Our historical revenue growth rate of the Communications business is not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability and our stock price may be negatively impacted.

The success of our cloud-based software largely depends on our ability to provide reliable solutions to our customers. If a customer were to experience a product defect, a disruption in its ability to use our solutions or a security flaw, demand for our solutions could be diminished, we could be subject to substantial liability and our business could suffer.

Our product solutions are complex and we often release new features. As such, our solutions could have errors, defects, viruses or security flaws that could result in unanticipated downtime for our customers and harm our reputation and our business. Internet-based software may contain undetected errors or security flaws when first introduced or when new versions or enhancements are released. We might from time to time find such defects in our solutions, the detection and correction of which could be time consuming and costly. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions in access, security flaws, viruses, data corruption or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, could delay or withhold payment to us or may make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. We could also lose future sales. In addition, a security breach of our solutions could result in our future business prospects being materially adversely impacted.

A substantial portion of our business is derived from our ACCESSWIRE brand, which is dependent on technology and key partners.

As noted, our ACCESSWIRE brand has been vital to the increase in revenue associated with our Communications business. ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other shareholder communications services. During the second quarter of 2019, one of our key partners made an industry-wide decision to no longer accept investor commentary content. A significant portion of our historical ACCESSWIRE revenue was generated from this type of content, which has significantly affected revenue going forward. Further disruption in any of these partnership relationships could have a material adverse impact on our business and financial results and the inability to procure new key partners could impact the growth of the ACCESSWIRE brand, particularly with respect to public company news distribution. Additionally, ACCESSWIRE is highly dependent on technology and any performance issues with this technology could have a material impact on our ability to serve our customers and thus our ability to generate revenue.

Failure to manage our growth may adversely affect our business or operations.

Since 2013, we have experienced overall growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our executive management team and employees and on our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from twenty-four employees and contractors as of December 31, 2012 to ninety-one (including 5 independent contractors) as of December 31, 2020. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

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

Our ability to grow and our future success will depend to a significant extent on the continued contributions of our key executives, managers and employees. In addition, many of our individual technical and sales personnel have extensive experience in our business operations and/or have valuable customer relationships that would be difficult to replace. Their departure, if unexpected and unplanned, could cause a disruption to our business. Our competition for these individuals is intense in certain areas of our business. We may not succeed in identifying and retaining the appropriate personnel in key positions. Further, competitors and other entities have in the past recruited and may in the future attempt to recruit our employees, particularly our sales personnel. The loss of the services of our key personnel, the inability to identify, attract and retain qualified personnel in the future or delays in hiring qualified personnel, particularly technical and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as the timely introduction of new technology-based products and services, which could harm our business, financial condition and operating results

The recent COVID-19 outbreak could harm our business and results of operations.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. We have undertaken measures to protect our employees, partners and customers by requiring a majority of our employees to work remotely at certain times. There can be no assurance that these measures will be effective or that we can adopt them without adversely affecting our business operations. In addition, the COVID-19 outbreak has created and may continue to create significant uncertainty in global financial markets, which may materially decrease spending, demand for our solutions, the viability of our customers and the value of our assets, which would significantly harm our business and results of operations. The ultimate extent of the impact of any epidemic, pandemic or other health crisis in our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

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

Our business could be harmed if we do not successfully manage the integration of any business that we have acquired or may acquire in the future. These risks include, among other things:

●
the difficulty of integrating the operations and personnel of the acquired businesses into our ongoing operations;

●
the potential disruption of our ongoing business and distraction of management;

●
the potential for new cyber security risks to existing operations that weren’t previously mitigated:

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

Our business depends substantially on customers renewing their subscriptions with us, specifically Platform id., and expanding their use of our products. Our customers have no obligation to renew their subscriptions for our products after the expiration of their initial subscription period. Given our limited operating history with respect to our subscription business, we may be unable to accurately predict our revenue retention rate. In addition, our customers may renew for shorter contract lengths, lower prices or fewer users. We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our products, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and products, more subscriptions or enhanced editions of our products to our current customers. If our efforts to sell additional solutions and products to our customers are not successful, our growth and operations may be impeded. In addition, any decline in our customer renewals or failure to convince our customers to broaden their use of our products would harm our future operating results.

We continue to transition our business from a services company to a cloud-based platform company, which makes it difficult to predict our future operating results.

In 2015, we began our transition from a services company to a cloud-based platform company. As a result of this transition, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

New and existing laws make determining our sales and use taxes and income tax rate complex and subject to uncertainty.

The computation of sales and use taxes and our provision for income tax is complex, as it is based on the laws of multiple taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for such tax provisions under U.S. generally accepted accounting principles. Additionally, provisions for income tax for interim quarters are based on forecasts of our U.S. and non-U.S. effective tax rates for the year and contain numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted by things such as changes in our business, internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative developments, tax audit determinations, changes in uncertain tax positions, tax deductions attributed to equity compensation and changes in our determination for a valuation allowance for deferred tax assets. For all of these reasons, our actual income taxes may be materially different than our provision for income tax.

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

If potential customers take a long time to evaluate the use of our products, we could incur additional selling expenses and decrease our profitability.

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

A greater portion of our printing, distribution and solicitation of proxy materials business will be processed during the second quarter of our fiscal year. Therefore, the seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. To balance the seasonal activity of print, distribution and solicitation of proxy materials, we will attempt to continue to grow other revenues linked to predictable periodic activity that is not cyclical in nature.

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

Because we are a smaller reporting company, our independent registered public accounting firm was not required to and did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2020.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTY.

Our headquarters are located in Raleigh, North Carolina. In October 2019, we began a new lease for 9,766 square feet of office space, which expires December 31, 2027.

As part of our acquisition of VWP, we assumed a three-year lease in Ft. Lauderdale, Florida, and a month-to-month lease in New York City, New York. Additionally, we have an office in Salt Lake City, Utah, which is also on a short-term lease. As a result of an increase in our remote workforce, we are examining the needs for these satellite locations and have already vacated the New York City office after year-end. The Company intends to monitor the needs of its employees both in a remote and on-site basis and will make the necessary adjustments to its locations on that basis.

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

	High	Low
Year ended December 31, 2020
Quarter Ended March 31, 2020	$12.38	$8.88
Quarter Ended June 30, 2020	11.91	8.65
Quarter Ended September 30, 2020	19.88	10.05
Quarter Ended December 31, 2020	$23.50	$17.51
Year ended December 31, 2019
Quarter Ended March 31, 2019	$13.85	$11.35
Quarter Ended June 30, 2019	13.27	10.25
Quarter Ended September 30, 2019	11.39	8.90
Quarter Ended December 31, 2019	$12.75	$10.10

Holders of Record

As of December 31, 2020, there were approximately 150 registered holders of record of our common stock and 3,770,752 shares outstanding.

Issuer Purchases of Equity Securities

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. On March 16, 2020, the Company publicly announced an increase to the share repurchase program to repurchase up to $2,000,000 of its common shares. As of December 31, 2020, the Company repurchased a total of 160,068 shares at an aggregate cost of $1,552,000 (not including commissions of $7,000) as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7 -31, 2019	22,150	$9.34	22,150	$793
September 1-30, 2019	2,830	$10.00	2,830	$765
October 1-31, 2019	39,363	$10.44	39,363	$354
November 1-30, 2019	11,827	$10.43	11,827	$231
December 1-31, 2019	—	—	—	$231
January 1-31, 2020	—	—	—	$231
February 1-29, 2020	—	—	—	$231
March 1-31, 2020	21,700	$9.33	21,700	$1,028
April 1-30, 2020	22,698	$9.02	22,698	$823
May 1-31, 2020	39,500	$9.51	39,500	$448
Total	160,068	$9.70	160,068	$448

There were no shares repurchased during the period of June 1, 2020 through December 31, 2020.

Dividends

We did not pay any dividends during the year ended December 31, 2020 and 2019. There can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

COMPARISON OF CUMULATIVE TOTAL RETURN

Performance Comparison Graph

This chart compares the five-year cumulative total return on our common stock with that of the Russell MicroCap index and a custom peer group, which was selected by the Company. The chart assumes $100 was invested on December 31, 2015, in our common stock, the Russell MicroCap index and the peer group, and that any dividends were reinvested. The Peer Group is composed of: Broadridge Financial Solutions Inc., Donnelley Financial Solutions, Inc., and Workiva, Inc. The peer group index utilizes the same method of presentation and assumptions for the total return calculation as does Issuer Direct Corporation (ISDR) and the Russell MicroCap index. All companies in the peer group index are weighted in accordance with their market capitalizations.

The Company makes no representation to the peer group market caps being similar to that of Issuer Direct, however these peers do represent a fair and accurate list of the companies that Issuer Direct competes with that are in fact public.

	12/15	12/16	12/17	12/18	12/19	12/20

Issuer Direct Corporation	100.00	159.14	329.98	205.85	212.02	317.58
Russell MicroCap	100.00	120.37	136.22	118.40	144.96	175.34
Peer Group	100.00	122.36	165.63	180.99	230.31	313.53

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

Summary of Operations for the periods ended December 31, 2020 and 2019 (in 000’s).

	Year Ended December 31,
	2020	2019
Statement of Operations
Revenue	$18,526	$16,295
Cost of revenues	5,415	5,080
Gross profit	13,111	11,215
Operating costs	10,417	10,741
Operating income	2,694	474
Other income, net	136	321
Income before taxes	2,830	795
Income tax expense	724	109
Net income	$2,106	$686
Concentrations:

For the years ended December 31, 2020 and 2019, we generated revenues from the following revenue streams as a percentage of total revenue:

	2020	2019
Revenue
Communications	64.1%	56.7%
Compliance	35.9%	43.3%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase for the years ended December 31, 2020 and 2019 ($ in 000’s):

	2020	2019	% change
Revenue
Communications	$11,870	$9,247	28.4%
Compliance	6,656	7,048	(5.6)%
Total	$18,526	$16,295	13.7%

The following presents Communications and Compliance revenue by the previously reported revenue streams of Platform and Technology, and Services ($ in 000’s):

Revenue	2020	2019
Communications
Platform and Technology	$10,696	$8,265
Services	1,174	982
Total Communications	11,870	9,247

Compliance
Platform and Technology	2,231	2,431
Services	4,425	4,617
Total Compliance	6,656	7,048

Total
Platform and Technology	12,927	$10,696
Services	5,599	5,599
Total revenue	$18,526	$16,295

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

Results of Operations

Comparison of results of operations for the years ended December 31, 2020 and 2019 (in 000’s):

Revenue	2020	2019
Communications
Revenue	$11,870	$9,247
Gross margin	$8,718	$6,653
Gross margin %	73%	72%

Compliance
Revenue	6,656	7,048
Gross margin	4,393	4,562
Gross margin %	66%	65%

Total
Revenue	$18,526	$16,295
Gross margin	$13,111	$11,215
Gross margin %	71%	69%

Revenues

Total revenue increased by $2,231,000, or 14%, to $18,526,000 during the year ended December 31, 2020, as compared to $16,295,000 in 2019. The increase is attributable to an increase in revenue in our Communications business.

Communications revenue increased $2,623,000, or 28%, to $11,870,000 for the year ended December 31, 2020, as compared to $9,247,000 during 2019. The increase in revenue is due to a combination of increased revenue from our webcasting, conference software and newswire products, as well as increased licenses of Platform id. During the year ended December 31, 2020, we benefited from our ability to pivot and enhance our products with virtual components, including virtual annual meetings, virtual conferences and enhanced webcasting features to allow banks to conduct virtual roadshows, analyst days and other types of events. Additionally, ACCESSWIRE revenue for the year increased 17% compared to the same period of the prior year due to an increase in customers and the implementation of our new e-commerce platform. Revenue from licenses of Platform id. increased as a result of the additional licenses signed during the year as we entered into 139 new licenses of Platform id. with annual contract value of $1,007,000. This brings our total subscriptions of Platform id. to 341 with annual contract value of $2,677,000 as of December 31, 2020, compared to 255 subscriptions with annual contract value of $2,033,000 as of December 31, 2019. Communications revenue increased to 64% of total revenue during the year, as compared to 57% during the same period of the prior year.

Compliance revenue decreased $392,000, or 6%, during the year ended December 31, 2020, as compared to 2019. The decrease in revenue is due to continued customer attrition of our legacy ARS services as well as a decline in transfer agent services due to a combination of less corporate transactions and directives, as well as an increased shift from paper-based processing of transactions to electronic processing. These decreases were partially offset by increases in print and proxy fulfillment, due to increased projects associated with annual meetings, as a result of the increased demand for our virtual annual meeting product.

2020 Revenue Backlog

As of December 31, 2020, our deferred revenue balance was $2,212,000, a majority of which we expect to recognize over the next twelve months, compared to $1,812,000 at December 31, 2019, an increase of 22%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as, advance billings for annual contracts for legacy ARS services.

Cost of Revenues

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Compliance and other costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and amortization of capitalized software costs related to our compliance software. Cost of revenues increased by $335,000, or 7%, during the year ended December 31, 2020, as compared to the same period of 2019. Overall gross margin increased $1,896,000, or 17%, during the year ended December 31, 2020, compared to 2019. As a result, overall gross margin percentage increased to 71% during the year ended December 31, 2020, as compared to 69% during the prior year. The increase in cost of sales is due partially to an increase labor costs associated with delivering our newswire and webcasting revenue, increase in distribution costs as we continue to expand our distribution capabilities as well as increase in teleconferencing costs. These increases were offset by decreases in amortization of capitalized software as well as decreases in postage and fulfillment costs associated with our legacy ARS business.

Gross margin percentage associated with our Communications revenue was 73% for the year ended December 31, 2020, compared to 72% for 2019. The increase in gross margin percentage is primarily attributable to the addition of revenue associated with our virtual products, newswire and subscriptions of Platform id.

Gross margin percentage associated with our Compliance revenue was 66% for the year ended December 31, 2020 compared to 65% for 2019.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses were $5,029,000 for the year ended December 31, 2020, a decrease of $57,000 or 1%, as compared to the prior year. This decrease is primarily due to a decrease in our bad debt provision of $449,000 offset by a one-time accrual of $350,000 recorded in 2020 regarding sales and use tax compliance. As a result of our growing customer base, transition from a service-based company to a cloud-based platform company and the complex economic nexus provisions of various states, we completed an assessment of our sales and use tax position during the year. As a result, we recorded a one-time estimate of our current and historical state sales and use tax liabilities of approximately $350,000 for the year ended December 31, 2020. The high bad debt provision in the prior year was primarily related to reserves on accounts receivable balances of two significant investment commentary newswire customers which were written off in 2019.

As a percentage of revenue, General and Administrative expenses were 27% for the year ended December 31, 2020, as compared to 31% for 2019.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $3,812,000 for the year ended December 31, 2020, an increase of $261,000, or 7%, as compared to the prior year. This increase is directly related to our investment in our sales and marketing initiatives with an increase in headcount and digital marketing.

As a percentage of revenue, sales and marketing expenses were 21% for the year ended December 31, 2020 compared to 22% for 2019.

Product Development

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development costs decreased $394,000, or 32%, to $825,000 during the year ended December 31, 2020, as compared to 2019. The decrease is due to a decrease in headcount within the development team and use of more specialized consultants. We anticipate product development expenses to begin to increase toward previous levels in future periods.

As a percentage of revenue, Product Development expenses were 4% for the year ended December 31, 2020, as compared to 7% for 2019.

Depreciation and Amortization

During the year ended December 31, 2020, depreciation and amortization expenses decreased by $134,000, or 15%, to $751,000, as compared to $885,000 during 2019. The decrease is primarily related to intangible assets associated with the acquisition of PIR that became fully amortized during the year.

Other income, net

Other income, net, primarily relates to an $80,000 gain on extinguishment of debt associated with the final anniversary payment related to the acquisition of Interwest Transfer Company (“Interwest”) in 2017 as well as interest income on deposit and money market accounts. These items are partially offset by the non-cash interest associated with the present value of the anniversary payments of the Interwest acquisition.

Income Taxes

We recorded income tax expense of $724,000 during the year ended December 31, 2020, compared to $109,000 during the year ended December 31, 2019. The increase in income tax expense is attributable to higher pre-tax income for the year ended December 31, 2020. The difference between the Company’s effective tax rate of 26% and the federal statutory rate of 21% is primarily due to state taxes for 2020.

During the year ended December 31, 2019, the Company’s effective tax rate was favorably impacted by the research and development tax credit, foreign tax credits as well as a benefit related to the exercise of stock-based compensation. The aforementioned reasons, as well as state taxes, foreign statutory tax rate differentials are the reasons for the variance between the Company’s effective tax rate and the statutory rate during 2019.

Net Income

Net income for the year ended December 31, 2020 was $2,106,000 as compared to $686,000 in 2019. The increase in net income is primarily due to the growth of our Communications revenue and higher gross margin percentages. Additionally, we experienced lower operating expenses which were partially offset by a decline in interest income and higher income taxes.

Liquidity and Capital Resources

As of December 31, 2020, we had $19,556,000 in cash and cash equivalents and $2,514,000 in net accounts receivable. Current liabilities as of December 31, 2020, totaled $4,494,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses. At December 31, 2020, our current assets exceeded our current liabilities by $17,789,000.

Effective October 3, 2019, the Company renewed its Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of December 31, 2020, the interest rate was 1.89% and the Company did not owe any amounts on the Line of Credit.

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

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines or “stay-at-home” restrictions in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets globally, including the geographical areas in which we operate. Although our offices were initially ordered temporarily closed for the safety of our employees, their families and our community, on June 1, 2020 we began slowly re-opening our offices, which are now open for all employees who voluntarily elect to return to the office.

While it is unknown how long these conditions will last, including whether a worldwide resurgence will occur, variants of the virus will become more impactful or vaccines will be effective, and what the complete financial impact will be to the Company, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Several in-person conferences scheduled to occur in the first half of the year were either cancelled or delayed and we also experienced a delay in transactions processed by the Depository Trust Company and banks and brokers in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue during the last three quarters of the year. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap public customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 outbreak if a substantial portion of these customers are forced to scale back or cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Overall, the demand for our platforms and services continues to be stable in a majority of the segments we serve. We are seeing increased demand for virtual events using both our conference software and webcasting products, as customers are opting to hold virtual meetings. During the first and second quarter of 2020, we were able to pivot portions of our platform to specifically address COVID-19 business limitations. This resulted in a new Virtual Annual Meeting product, which combines our webcasting and proxy voting technology together. Additionally, we also upgraded technology of our conference software product to allow conferences to go entirely virtual and hold one-on-one meetings with audio, video and sharing features.

We believe these developments will assist us in delivering best of breed solutions to the market, but also lead us into new opportunities during this changing and challenging environment. The extent to how long these shifts in demands will occur is uncertain at this time and could be longer than just 2020 and the early part of 2021. However, we cannot make any assurances at this time that our product upgrades will be accepted by customers and revenue will be significant enough to offset losses in other aspects of our business in the long-term.

The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during 2021:

●
Continue to expand our Communications products and adapt to this changing environment,

●
Continue to grow through acquisitions in areas of strategic focus,

●
Continue to expand our Communications sales and marketing teams and digital marketing strategy,

●
Continue to expand customer base,

●
Continue to expand our newswire distribution,

●
Invest in technology advancements and upgrades,

●
Generate profitable sustainable growth

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

We have invested and will continue to invest in our product sets, platforms and intellectual property development via internal development and acquisitions. Acquisitions remain a core part of our strategy and we believe acquisitions are key to enhancing our overall offerings in the market and necessary to keep our competitive advantages and facilitate the next round of growth that management believes it can achieve. If we are successful in this effort, we believe we can further increase our market share and revenues per user as we move forward.

Critical Accounting Policies and Estimates

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

Substantially all the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts for communications and compliance products and services. Customers consist of corporate issuers and professional firms, such as investor relations and public relations firms. In the case of our news distribution and webcasting offerings, our customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

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

For bundled contracts, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the subscription or services. If a standalone selling price is not directly observable, the Company uses the residual method to allocate any remaining price to that subscription or service. The Company reviews standalone selling prices, at least annually, and updates these estimates if necessary.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit is granted on an unsecured basis. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. Given the current environment of the COVID-19 pandemic additional attention has been paid to the financial viability of our customers. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $19,556,000 and $15,766,000 at December 31, 2020 and 2019, respectively. We did not hold any marketable securities as of December 31, 2020 or 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the two years ended December 31, 2020 and 2019, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2020, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2021 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2020” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS.

(a) Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Form S-3 filed on May 10, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 12, 2014)
10.1	2014 Equity Incentive Plan (incorporated by reference to Annex A to the Schedule 14A filed on April 2, 2014)
10.2	Executive Employment Agreement dated April 30, 2015 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2014)
10.3	Executive Employment Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2015)
10.4	Incentive Stock Option Grant and Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 19, 2015)
10.5	Indemnification Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 19, 2015)
10.6	First Amendment to 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 13, 2016
10.7	Second Amendment to 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on April 28, 2020)
10.8	First Amendment to Executive Employment Agreement dated May 4, 2017 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2017)
10.9	First Amendment to Executive Employment Agreement dated May 4, 2017 with Steven Knerr (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2017)
10.10	Stock Purchase Agreement dated October 2, 2017 with Kurtis D. Hughes (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 3, 2017)
10.11	Stock Purchase Agreement dated July 3, 2018 with ACCESSWIRE Canada Ltd. and Fred Gautreau (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 5, 2018)
10.12	Stock Repurchase Agreement dated November 28, 2018 with EQS Group AG (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 4, 2018)
10.13	Asset Purchase Agreement dated January 3, 2019 with Onstream Media Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2019)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
———————
* Filed herewith

(c) Financial Statement Schedules omitted
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: March 4, 2021	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 4, 2021	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Steven Knerr	March 4, 2021	Chief Financial Officer
Steven Knerr		(Principal Accounting Officer)

/s/ William Everett	March 4, 2021	Director, Chairman of the Board and Member of the
William Everett		Audit Committee and Strategic Advisory Committee

/s/ J. Patrick Galleher	March 4, 2021	Director, Chairman of the Compensation Committee
J. Patrick Galleher		and Strategic Advisory Committee

/s/ Michael Nowlan	March 4, 2021	Director, Chairman of the Audit Committee
Michael Nowlan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Issuer Direct Corporation
Raleigh, North Carolina

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that:

(1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue from Contracts with Customers
The Company had $18,525,717 in revenues for the year ended December 31, 2020. As disclosed in Note 2 to the consolidated financial statements, the Company’s contracts include subscriptions to its cloud-based products or contracts for communications and compliance products and services. The Company’s contracts include either a subscription to the entire platform or certain modules within the platform or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services.

Due to the nature of the Company’s contracts including multiple performance obligations, management exercises significant judgment in the following areas in determining appropriate revenue recognition:

●
Determination of which products and services are considered distinct performance obligations that should be accounted for separately or combined.
●
Determination of stand-alone selling prices for each performance obligation.
●
Estimation of contract transaction price and allocation of the transaction price to the performance obligations.
●
The pattern of delivery for each distinct performance obligation.
●
Determination of which products and services are recognized over time or point in time.

As a result, a high degree of auditor judgment was required in performing audit procedures to evaluate the reasonableness of management’s judgments. Changes in these judgments can have a material effect on the amount of revenue recognized on these contracts.

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

●
Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes.
●
Analyzed the significant assumptions and estimates made by management as discussed above.
●
Selected a sample of revenue transactions and assessed the recorded revenue, analyzed the related contract, tested management’s identification of distinct performance obligations, compared the amounts recognized for consistency with underlying documentation, and tested certain controls identified for each revenue stream.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina
March 4, 2021

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$19,556	$15,766
Accounts receivable (net of allowance for doubtful accounts of $657 and $700, respectively)	2,514	2,051
Income tax receivable	—	48
Other current assets	298	141
Total current assets	22,368	18,006
Capitalized software (net of accumulated amortization of $2,761 and $2,153, respectively)	526	1,134
Fixed assets (net of accumulated depreciation of $312 and $181, respectively)	795	899
Right-of-use asset – leases (See Note 9)	1,830	2,127
Deferred tax asset	—	256
Other long-term assets	88	77
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $5,546 and $4,937, respectively)	2,906	3,515
Total assets	$34,889	$32,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304	$266
Accrued expenses	1,805	1,151
Note payable – short-term (net of discount of $0 and $19, respectively) (See Note 4)	—	301
Income taxes payable	258	310
Deferred revenue	2,212	1,812
Total current liabilities	4,579	3,840
Deferred income tax liability	197	141
Lease liabilities – long-term (See Note 9)	1,971	2,309
Total liabilities	6,747	6,290
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,770,752 and 3,786,398 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	4	4
Additional paid-in capital	22,214	22,275
Other accumulated comprehensive loss	(19)	(16)
Retained earnings	5,943	3,837
Total stockholders' equity	28,142	26,100
Total liabilities and stockholders’ equity	$34,889	$32,390

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
Revenues	$18,526	$16,295
Cost of revenues	5,415	5,080
Gross profit	13,111	11,215
Operating costs and expenses:
General and administrative	5,029	5,086
Sales and marketing	3,812	3,551
Product development	825	1,219
Depreciation and amortization	751	885
Total operating costs and expenses	10,417	10,741
Operating income	2,694	474
Other income
Gain on extinguishment of debt (See Note 2)	80	—
Interest income, net	56	321
Net income before income taxes	2,830	795
Income tax expense	724	109
Net income	$2,106	$686
Income per share – basic	$0.56	$0.18
Income per share – diluted	$0.56	$0.18
Weighted average number of common shares outstanding – basic	3,755	3,839
Weighted average number of common shares outstanding – diluted	3,784	3,861

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2020	2019
Net income	$2,106	$686
Foreign currency translation adjustment	(3)	1
Comprehensive income	$2,103	$687

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2020 AND 2019
(in thousands, except share and per share amounts)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Stockholders’ Equity
Balance on December 31, 2018	3,829,572	$4	$22,525	$(17)	$3,151	$25,663
Stock-based compensation expense	—	—	523	—	—	523
Exercise of stock awards, net of tax	32,996	—	—	—	—	—
Stock repurchase and retirement (see Note 7)	(76,170)	—	(773)	—	—	(773)
Foreign currency translation	—	—	—	1	—	1
Net income	—	—	—	—	686	686
Balance on December 31, 2019	3,786,398	$4	$22,275	$(16)	$3,837	$26,100
Stock-based compensation expense	—	—	273	—	—	273
Exercise of stock awards, net of tax	68,252	—	451	—	—	451
Stock repurchase and retirement (see Note 7)	(83,898)	—	(785)	—	—	(785)
Foreign currency translation	—	—	—	(3)	—	(3)
Net income	—	—	—	—	2,106	2,106
Balance on December 31, 2020	3,770,752	$4	$22,214	$(19)	$5,943	$28,142

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$2,106	$686
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	304	753
Depreciation and amortization	1,348	1,667
Deferred income taxes	312	(528)
Non-cash interest expense	19	25
Stock-based compensation expense	273	523
Gain on extinguishment of debt	(80)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(761)	(1,210)
Decrease (increase) in other assets	177	362
Increase (decrease) in accounts payable	37	(117)
Increase (decrease) in deferred revenue	391	559
Increase (decrease) in accrued expenses and other liabilities	260	144
Net cash provided by operating activities	4,386	2,864

Cash flows from investing activities
Purchase of fixed assets	(27)	(420)
Purchase of acquired businesses (See Note 4)	—	(2,788)
Capitalized software	—	(20)
Net cash used in investing activities	(27)	(3,228)

Cash flows from financing activities
Payment for stock repurchase and retirement (see Note 7)	(785)	(773)
Payment on notes payable	(240)	(320)
Proceeds from exercise of stock options, net of income taxes	451	—
Net cash used in financing activities	(574)	(1,093)

Net change in cash	3,785	(1,457)
Cash- beginning	15,766	17,222
Currency translation adjustment	5	1
Cash- ending	$19,556	$15,766

Supplemental disclosures:
Cash paid for income taxes	$458	$340
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$2,856

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit is granted on an unsecured basis. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. Given the current environment of the COVID-19 pandemic additional attention has been paid to the financial viability of our customers. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

The following is a summary of our allowance for doubtful accounts during the years ended December 31, 2020 and 2019 (in 000’s):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Beginning balance	$700	$534
Bad debt expense	304	753
Write-offs	(347)	(587)
Ending balance	$657	$700

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of the financial institution in which it holds deposits. As of December 31, 2020, the total amount exceeding such limit was $18,397,000. The Company also had cash-on-hand of $45,000 in Europe and $441,000 in Canada as of December 31, 2020.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

Revenue Recognition

Substantially all the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts for communications and compliance products and services. Customers consist of corporate issuers and professional firms, such as investor relations and public relations firms. In the case of our news distribution and webcasting offerings, our customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

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

For bundled contracts, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the subscription or services. If a standalone selling price is not directly observable, the Company uses the residual method to allocate any remaining price to that subscription or service. The Company reviews standalone selling prices, at least annually, and updates these estimates if necessary.

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized ratably over the billing period. Additionally, deferred revenue is related to pre-paid packages of press releases for which the releases have not yet been disseminated. Deferred revenue as of December 31, 2020 and December 31, 2019 was $2,212,000 and $1,812,000, respectively, and is expected to be recognized within one year. Revenue recognized for the year ended December 31, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $1,812,000 and $1,249,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $2,514,000 and $2,051,000 as of December 31, 2020 and December 31, 2019, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of December 31, 2020 and 2019, the Company has capitalized $44,000 and $21,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Earnings per Share

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 40,000 and 93,000 were excluded in the computation of diluted earnings per common share during the years ended December 31, 2020 and 2019, respectively, because their impact was anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the valuation of goodwill, intangible assets, deferred tax assets, and stock-based compensation. Actual results could differ from those estimates.

Gain on Extinguishment of Debt

On October 2, 2017, the Company entered into a Stock Purchase Agreement (the “Interwest Purchase Agreement’) to purchase all of the outstanding equity securities of Interwest Transfer Company, Inc., a Utah corporation (“Interwest”) a transfer agent business located in Salt Lake City, Utah. Under the terms of the Interwest Purchase Agreement the Company paid $1,935,000 at closing, $288,000 on the first anniversary of the closing, $320,000 on the second anniversary of the closing and called for another $320,000 to be paid upon the third anniversary date of the closing. The Company also issued 25,235 shares of restricted common stock of the Company at closing. Upon final negotiation and settlement of the third anniversary payment, the Company paid $240,000 to the seller. The difference of $80,000 that was not paid is recorded as Gain on Extinguishment of Debt on the Consolidated Statements of Income for the year ended December 31, 2020.

Income Taxes

We comply with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. The Company did not capitalize any costs for software development during the year ended December 31, 2020 and capitalized $20,000 during the year ended December 31, 2019. The Company recorded amortization expense of $608,000 and $843,000 during the years ended December 31, 2020 and 2019, respectively, $599,000 and $783,000 of which is included in Cost of revenues on the Consolidated Statements of Income. The remaining amount of $9,000 and $60,000 for the years ended December 31, 2020 and 2019, respectively, is included in Depreciation and amortization.

The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. One part of the Company’s suite of products was directed toward private companies seeking to raise capital under Regulation A+ and Regulation D. Market acceptance under these regulations is behind what was initially anticipated, resulting in lower-than-expected revenue from this product. As a result, the Company wrote-off the remaining carrying value of this product in the amount of $44,000 as of December 31, 2019. This amount is included in Depreciation and amortization expense on the Consolidated Statements of Income for the year ended December 31, 2019.

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

As of December 31, 2020 and 2019, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 – Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 – Intangibles – Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (7-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-6 years) are amortized over their estimated useful lives (See Note 4).

Advertising

The Company expenses advertising as incurred. Advertising expense totaled $245,000 and $163,000, during the years ended December 31, 2020 and 2019, respectively.

Recently adopted accounting pronouncements

On January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this amendment as of January 1, 2020 and it has not, nor is it expected to have a significant impact to the financial statements.

Note 3: Fixed Assets

in $000’s	December 31,
	2020	2019
Computers equipment	$122	$108
Furniture & equipment	280	267
Leasehold improvements	705	705
Total fixed assets, gross	1,107	1,080
Less: Accumulated depreciation	(312)	(181)
Total fixed assets, net	$795	$899

Included in leasehold improvements is $488,000 of tenant improvements allowance associated with a lease signed in March 2019 related to the Company’s new corporate headquarters. Depreciation expense on fixed assets for the years ended December 31, 2020 and 2019 totaled $131,000 and $106,000, respectively. No disposals were made during the year ended December 31, 2020. During the year ended December 31, 2019, the Company disposed of fixed assets totaling $377,000.

Note 4: Recent Acquisitions

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
$2,775

Note 5: Goodwill and Other Intangible Assets

The components of intangible assets are as follows (in 000’s):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	4,600	(2,589)	2,011
Proprietary software	1,279	(948)	331
Distribution partner relationships	153	(38)	115
Non-compete agreement	69	(28)	41
Trademarks – definite-lived	173	(173)	—
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$8,452	$(5,546)	$2,906

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	4,600	(2,100)	2,500
Proprietary software	1,279	(865)	414
Distribution partner relationships	153	(23)	130
Non-compete agreement	69	(14)	55
Trademarks – definite-lived	173	(165)	8
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$8,452	$(4,937)	$3,515

The Company performed its annual assessment for impairment of goodwill and intangible assets and determined there was no impairment as of and for the years ended December 31, 2020 and 2019.

The amortization of intangible assets is a charge to operating expenses and totaled $609,000 and $718,000 in the years ended 2020 and 2019, respectively.

The future amortization of the identifiable intangible assets is as follows (in 000’s):

Years Ending December 31:
2021	$459
2022	431
2023	431
2024	418
2025	319
Thereafter	440
Total	$2,498

Our goodwill balance of $6,376,000 on December 31, 2020, was related to our acquisition of Basset Press in July 2007, PIR in 2013, ACCESSWIRE in 2014, Interwest in 2017, FSCwire in 2018 and VWP in 2019. We conducted our annual impairment analyses as of October 1, of 2020 and 2019 and determined that no goodwill was impaired.

Note 6: Line of Credit

Effective October 3, 2019, the Company renewed its unsecured Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of December 31, 2020, the interest rate was 1.89% and the Company did not owe any amounts on the Line of Credit.

Note 7: Equity

Dividends

We did not pay any dividends during the years ended December 31, 2020 and 2019.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the years ended December 31, 2020 and 2019 other than stock awarded to employees and the Board of Directors.

Stock repurchase and retirement

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. On March 16, 2020, the Company publicly announced that the Company increased the share repurchase program to repurchase up to $2,000,000 of its common shares. As of December 31, 2020, the Company repurchased a total of 160,068 shares at an aggregate cost of $1,552,000 (not including commissions of $6,000) as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7 -31, 2019	22,150	$9.34	22,150	$793
September 1-30, 2019	2,830	$10.00	2,830	$765
October 1-31, 2019	39,363	$10.44	39,363	$354
November 1-30, 2019	11,827	$10.43	11,827	$231
December 1-31, 2019	—	—	—	$231
January 1-31, 2020	—	—	—	$231
February 1-29, 2020	—	—	—	$231
March 1-31, 2020	21,700	$9.33	21,700	$1,028
April 1-30, 2020	22,698	$9.02	22,698	$823
May 1-31, 2020	39,500	$9.51	39,500	$448
Total	160,068	$9.70	160,068	$448

There were no shares repurchased during the period of June 1, 2020 through December 31, 2020.

Note 8: Stock Options and Restricted Stock Units

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of December 31, 2020, there are 236,583 shares which remain to be granted under the 2014 Plan.

The following is a summary of stock options issued during the year ended December 31, 2020 and 2019:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance on December 31, 2018	98,563	$6.80 – 17.40	$12.56	$127,306
Options granted	31,500	10.75 – 13.21	12.90	—
Options exercised	—	—	—	—
Options forfeited/cancelled	(2,500)	13.21	13.21	—
Balance on December 31, 2019	127,563	$6.80 – 17.40	$12.63	$142,818
Options granted	—	—	—	—
Options exercised	(36,250)	7.76 – 17.40	12.47	295,921
Options forfeited/cancelled	(16,083)	9.26 – 17.40	15.17	22,682
Balance on December 31, 2020	75,230	$6.80 – 17.40	$12.16	$402,275

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2020 and 2019 of $17.51 and $11.69, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2020 and 2019. As of December 31, 2020, there was $15,000 of unrecognized compensation cost related to our unvested stock options, which will be recognized through 2021.

The following is a summary of unvested stock options during the year ended December 31, 2020 and 2019:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance on December 31, 2018	29,000	$12.87	$5.47
Options vested	—	—	—
Options forfeited/cancelled	—	—	—
Balance on December 31, 2019	29,000	$12.87	$5.47
Options vested	(14,500)	12.87	5.47
Options forfeited/cancelled	—	—	—
Balance on December 31, 2020	14,500	$12.87	$5.47

The following table summarizes information about stock options outstanding and exercisable on December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	10,000	4.88	$6.80	10,000
$7.01 - 8.00	10,313	2.74	$7.76	10,313
$8.01 - 12.00	7,167	5.87	$9.88	5,167
$12.01 - 15.00	31,750	7.80	$13.16	19,250
$15.01 - 17.40	16,000	7.42	$17.40	16,000
Total	75,230	6.46	$12.16	60,730

Of the 75,230 stock options outstanding, 29,000 are non-qualified stock options. All options have been registered with the SEC.

There were no common stock options issued during the year ended December 31, 2020. The fair value of common stock options issued during the year ended December 31, 2019 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

Year ended December 31, 2019
Expected dividend yield	1.56%
Expected stock price volatility	50%
Weighted-average risk-free interest rate	2.45%
Weighted-average expected life of options (in years)	5.75

The following is a summary of restricted stock units issued during the year ended December 31, 2020 and 2019:

	Number of RSUs Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance on December 31, 2018	36,669	$8.76	$257,987
Units granted	46,000	11.57	532,220
Units vested/issued	(33,000)	8.62	400,700
Units forfeited	(1,667)	8.85	14,753
Balance on December 31, 2019	48,002	$11.55	$554,388
Units granted	18,000	10.67	192,060
Units vested/issued	(32,002)	11.61	353,948
Units forfeited	(15,000)	11.35	156,665
Balance on December 31, 2020	19,000	$10.78	$332,690

During the year ended December 31, 2020, the Company granted 18,000 restricted stock units with an intrinsic value of $10.67, to certain members of the Board of Directors of the Company. The vesting period for the restricted stock units is the earlier of the 2021 annual meeting of shareholders or one year depending on whether a director stands for re-election at the 2021 annual meeting. During the year ended December 31, 2020, 32,000 restricted stock units with an intrinsic value of $11.61 vested. As of December 31, 2020, there was $91,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2021. All restricted stock units have been registered with the SEC.

During the year ended December 31, 2020 and 2019, we recorded compensation expense of $273,000 and $523,000, respectively, related to stock options and restricted stock units.

Note 9: Leases

Generally, our leasing activity consists of office leases. In March 2019, we signed a new lease to move our corporate headquarters to Raleigh, North Carolina. As we continue our transition from a services-based company to a cloud-based platform company, the new lease affords us the ability to separate our warehouse from our corporate office. The new lease, which had a lease commencement date of October 2, 2019, is for 9,766 square feet and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of December 31, 2020. We recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Additionally, we have an office in Salt Lake City, Utah, which is on a short-term lease that is less than twelve months. As a result, we have elected the short-term lease recognition exemption for our Utah office lease, which means, for those leases we do not expect to extend beyond twelve months, we will not recognize ROU assets or lease liabilities.

In connection with the Company’s acquisition of VWP (See Note 4), the Company assumed two short-term leases in New York City, NY and entered into a three-year office lease in Florida. We have elected the short-term lease exemption for the two New York leases because we do not expect them to extend beyond twelve months. For the Florida lease, which was signed on January 4, 2019, we recognized a ROU asset and corresponding lease liability of $125,000, which represents the present value of minimum lease payments discounted at 4.25%, the Company’s incremental borrowing rate at lease inception. After year-end, the Company vacated one of the leases in New York.

Lease liabilities totaled $2,361,000 as of December 31, 2020. The current portion of this liability of $390,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,971,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short- term leases. The components of lease expense were as follows (in 000’s):

	Year ended December 31, 2020	Year ended December 31, 2019
Lease expense
Operating lease expense	$347	$241
Variable lease expense	132	133
Rent expense	$479	$374

The weighted-average remaining non-cancelable lease term for our operating leases was 6.9 years as of December 31, 2020. As of December 31, 2020, the weighted-average discount rate used to determine the lease liability was 3.8%. The future minimum lease payments to be made under non-cancelable operating leases on December 31, 2020, are as follows (in 000’s):

Year Ended December 31:
2021	$394
2022	359
2023	369
2024	379
2025	389
Thereafter	812
Total lease payments	$2,702
Present value adjustment	(341)
Lease liability	2,361

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

Note 11: Revenues

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a shareholder communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

For the years ended December 31, 2020 and 2019, we generated revenues from the following revenue streams as a percentage of total revenue (in 000’s):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	Percentage	Amount	Percentage
Revenue
Platform and Technology	$12,927	69.8%	$10,696	65.6%
Services	5,599	30.2%	5,599	34.4%
Total	$18,526	100.0%	$16,295	100.0%

We did not have any customers during the years ended December 31, 2020 or 2019 that accounted for more than 10% of our revenue.

Note 12: Income Taxes

The provision for income taxes consisted of the following components for the years ended December 31 (in 000’s):

	2020	2019
Current:
Federal	$307	$522
State	84	94
Foreign	21	21
Total Current	412	637
Deferred:
Federal	283	(434)
State	50	(55)
Foreign	(21)	(39)
Total Deferred	312	(528)
Total expense for income taxes	$724	$109

Reconciliation between the statutory rate and the effective tax rate is as follows on December 31 (in 000's, except percentages):

	2020		2019
	Amount	Percentage	Amount	Percentage
Federal statutory tax rate	$594	21.0%	$165	21.0%
State tax rate	117	4.1%	12	1.5%
Permanent difference – stock-based compensation	29	1.1%	(13)	(1.6)%
Permanent difference – other	12	0.3%	8	0.9%
Provision to return	4	0.2%	(37)	(4.5)%
Foreign tax credit generated	(15)	(0.5)%	—	0.0%
Tax on foreign earnings – tax reform	17	0.6%	24	2.9%
Foreign rate differential	(2)	(0.1)%	(11)	(1.3)%
FDII Deduction	(32)	(1.1)%	—	0.0%
Research and development credit	—	0.0%	(39)	(4.7)%
Total	$724	25.6%	$109	14.2%

Components of net deferred income tax assets are as follows on December 31 (in 000's):

	2020	2019	Change
Assets:
Deferred revenue	$24	$379	$(355)
Allowance for doubtful accounts	149	149	—
Stock options	108	156	(48)
Transaction costs	46	49	(3)
Other	138	39	99
Total deferred tax asset	465	772	(307)

Liabilities
Prepaid expenses	(15)	(23)	8
Basis difference in fixed assets	(188)	(14)	(174)
Capitalized software	—	(94)	94
Purchase of intangibles	(459)	(522)	63
Other	—	(4)	4
Total deferred tax liability	(662)	(657)	(5)

Total net deferred tax asset / (liability)	$(197)	$115	$(312)

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. It has been determined that is more likely than not that the Company's deferred tax assets are able to be realized based on future positive earnings and reversal of existing temporary differences.

The Company had no unrecognized tax benefits as of December 31, 2020 or December 31, 2019. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties on December 31, 2020.

Undistributed earnings of the Company are insignificant as of December 31, 2020. With the enactment of the 2017 Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2019, 2018 and 2017 are open to audit by federal and state taxing authorities.

Note 13: Employee Benefit Plans

The Company sponsors a defined contribution 401(k) Profit Sharing Plan and allows all employees in the United States to participate. Matching and profit-sharing contributions to the plan are at the discretion of management, but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $24,000 and $27,000 during the years ended December 31, 2020 and 2019, respectively.