Form 10-Q
period 2021-03-31
ISSUER DIRECT CORP
filed 2021-05-06
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,765,975 shares of common stock were issued and outstanding as of May 6, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,548	$19,556
Accounts receivable (net of allowance for doubtful accounts of $651 and $657, respectively)	2,966	2,514
Other current assets	383	298
Total current assets	23,897	22,368
Capitalized software (net of accumulated amortization of $2,893 and $2,761, respectively)	394	526
Fixed assets (net of accumulated amortization of $348 and $312, respectively)	775	795
Right-of-use asset - leases	1,756	1,830
Other long-term assets	93	88
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $5,663 and $5,546, respectively)	2,789	2,906
Total assets	$36,080	$34,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$589	$304
Accrued expenses	2,098	1,805
Income taxes payable	358	258
Deferred revenue	2,383	2,212
Total current liabilities	5,428	4,579
Deferred income tax liability	262	197
Lease liabilities - long-term	1,890	1,971
Total liabilities	7,580	6,747
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	-	-
Common stock $0.001 par value, 20,000,000 shares authorized, 3,765,975 and 3,770,752 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in capital	22,024	22,214
Other accumulated comprehensive loss	(16)	(19)
Retained earnings	6,488	5,943
Total stockholders' equity	28,500	28,142
Total liabilities and stockholders’ equity	$36,080	$34,889

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2021	2020

Revenues	$4,980	$4,016
Cost of revenues	1,394	1,253
Gross profit	3,586	2,763
Operating costs and expenses:
General and administrative	1,404	1,216
Sales and marketing expenses	1,074	896
Product development	249	194
Depreciation and amortization	152	209
Total operating costs and expenses	2,879	2,515
Operating income	707	248
Interest income, net	1	58
Net income before income taxes	708	306
Income tax expense	163	80
Net income	$545	$226
Income per share - basic	$0.15	$0.06
Income per share - fully diluted	$0.14	$0.06
Weighted average number of common shares outstanding - basic	3,769	3,788
Weighted average number of common shares outstanding - fully diluted	3,817	3,824

The accompanying notes are an integral part of these unaudited financial statements.

4

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Net income	$545	$226
Foreign currency translation adjustment	3	40
Comprehensive income	$548	$266

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2019	3,786,398	$4	$22,275	$(16)	$3,837	$26,100
Stock-based compensation expense	-	-	45	-	-	45
Exercise of stock awards, net of tax	8,002	-	-	-	-	-
Stock repurchase and retirement	(21,700)	-	(203)	-	-	(203)
Foreign currency translation	-	-	-	40	-	40
Net income	-	-	-	-	226	226
Balance at March 31, 2020	3,772,700	$4	$22,117	$24	$4,063	$26,208
Balance at December 31, 2020	3,770,752	$4	$22,214	$(19)	$5,943	$28,142
Stock-based compensation expense	-	-	63	-	-	63
Exercise of stock awards, net of tax	15,000	-	199	-	-	199
Stock repurchase and retirement	(19,777)	-	(452)	-	-	(452)
Foreign currency translation	-	-	-	3	-	3
Net income	-	-	-	-	545	545
Balance at March 31, 2021	3,765,975	$4	$22,024	$(16)	$6,488	$28,500

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$545	$226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285	374
Bad debt expense	28	93
Deferred income taxes	(15)	(42)
Non-cash interest expense	-	6
Stock-based compensation expense	63	45
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(484)	(219)
Decrease (increase) in other assets	(16)	32
Increase (decrease) in accounts payable	287	118
Increase (decrease) in accrued expenses	398	(105)
Increase (decrease) in deferred revenue	178	74
Net cash provided by operating activities	1,269	602

Cash flows from investing activities:
Purchase of fixed assets	(16)	-
Net cash used in investing activities	(16)	-

Cash flows from financing activities:
Exercise of stock options	199	-
Payment for stock repurchase and retirement	(452)	(203)
Net cash used in financing activities	(253)	(203)

Net change in cash and cash equivalents	1,000	399
Cash - beginning	19,556	15,766
Currency translation adjustment	(8)	32
Cash and cash equivalents - ending	$20,548	$16,197

Supplemental disclosures:
Cash paid for income taxes	$-	$10

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2021 and consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2021 and 2020 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2020 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. There were no shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three-month period ended March 31, 2021 because their impact was anti-dilutive. Shares issuable upon the exercise of stock options totaling 93,000 were excluded in the computation of diluted earnings per common share during the three-month period ended March 31, 2020 because their impact was anti-dilutive.

Revenue Recognition

Substantially all the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts for Communications and Compliance products and services. Customers consist of public corporate issuers and professional firms, such as investor relations and public relations firms. In the case of our news distribution and webcasting offerings, our customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

The Company's contracts include either a subscription to our entire platform or certain modules within our platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or the entire Platform id. Communications module, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings or other events on a per event basis. Performance obligations of Compliance contracts include providing subscriptions to our cloud-based Platform id. Compliance module, Whistleblower module or other stand-ready obligations to deliver services and annual report printing and distribution. Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for our transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

For bundled contracts, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the subscription or service. If a standalone selling price is not directly observable, the Company uses the residual method to allocate any remaining price to that subscription or service. The Company reviews standalone selling prices, at least annually, and updates these estimates if necessary.

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized and press release packages which have been prepaid, however the releases have not been disseminated. The associated deferred revenue is generally recognized ratably over the billing period for subscriptions and as releases are disseminated for press release packages. Deferred revenue as of March 31, 2021 and December 31, 2020 was $2,383,000 and $2,212,000, respectively, and is expected to be recognized within one year. Revenue recognized for the three months ended March 31, 2021 and 2020, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $1,075,000 and $877,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $2,966,000 and $2,514,000 as of March 31, 2021 and December 31, 2020, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of March 31, 2021, and December 31, 2020, the Company has capitalized $53,000 and $44,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit is granted on an unsecured basis. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. Given the current environment of the COVID-19 pandemic additional attention has been paid to the financial viability of our customers. The Company generally writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of the financial institution in which it holds deposits. As of March 31, 2021, the total amount exceeding such limit was $19,123,000. The Company also had cash-on-hand of $108,000 in Europe and $886,000 in Canada as of March 31, 2021.

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

Income Taxes

We comply with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740 - Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. The Company did not capitalize any costs for software development during the three-month periods ended March 31, 2021 and 2020. The Company recorded amortization expense of $132,000 and $170,000 during the three-month periods ended March 31, 2021 and 2020, respectively, all of which was recorded in Cost of revenues on the Consolidated Statements of Income, except for $5,000 during the three months ended March 31, 2020, which is included in Depreciation and amortization.

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

Fair Value Measurements

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 - Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market. Our cash and cash equivalents are quoted at Level 1.

•	Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

As of March 31, 2021 and December 31, 2020, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill and Intangible Assets

We account for business combinations under FASB ASC No. 805 - Business Combinations and the related acquired intangible assets and goodwill under FASB ASC No. 350 - Intangibles - Goodwill and Other. The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (7-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-6 years) are amortized over their estimated useful lives.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Advertising

The Company expenses advertising as incurred.

Stock-based Compensation

The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The associated cost is recognized over the period during which an employee or director is required to provide service in exchange for the award.

Note 3: Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of March 31, 2021, there are 236,583 shares which remain to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	5,000	4.64	$6.80	5,000
$7.01 - 8.00	10,313	2.49	$7.76	10,313
$8.01 - 12.00	6,917	5.53	$9.85	4,917
$12.01 - 15.00	30,000	7.54	$13.15	30,000
$15.01 - 17.40	8,000	7.17	$17.40	8,000
Total	60,230	6.15	$11.89	58,230

As of March 31, 2021, the Company had unrecognized stock compensation related to the options of $2,000, which will be recognized in the second quarter of 2021.

During the three months ended March 31, 2021 and 2020, the Company did not grant any restricted stock units. As of March 31, 2021, there was $41,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized in the second quarter of 2021.

Stock repurchase and retirement

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. On March 16, 2020, the Company publicly announced that the Company increased the share repurchase program to repurchase up to $2,000,000 of its common shares. As of March 31, 2021, the Company completed the repurchase program by purchasing 179,845 shares as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7-31, 2019	22,150	$9.34	22,150	$793
September 1-30, 2019	2,830	$10.00	2,830	$765
October 1-31, 2019	39,363	$10.44	39,363	$354
November 1-30, 2019	11,827	$10.43	11,827	$231
December 1-31, 2019	-	-	-	$231
January 1-31, 2020	-	-	-	$231
February 1-29, 2020	-	-	-	$231
March 1-31, 2020	21,700	$9.33	21,700	$1,028
April 1-30, 2020	22,698	$9.02	22,698	$823
May 1-31, 2020	39,500	$9.51	39,500	$448
No shares repurchased between June 2020 and February 2021
March 1-31, 2021	19,777	$22.89	19,777	$-
Total	179,845	$11.15	179,845	$-

Note 4: Income taxes

We recognized income tax expense of $163,000 for the three-month period ended March 31, 2021, compared to income tax expense of $80,000 during the same period of 2020. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2021 and 2020, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, partially offset by a benefit related to the Foreign Derived Intangible Income (“FDII”) deduction as well as foreign rate differentials.

Note 5: Leases

Generally, our leasing activity consists of office leases. In March 2019, we signed a new lease to move our corporate headquarters to Raleigh, North Carolina. As we continue our transition from a services-based company to a cloud-based platform company, the new lease affords us the ability to separate our warehouse from our corporate office. The new lease, which had a lease commencement date of October 2, 2019, is for 9,766 square feet and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of March 31, 2021. We recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Additionally, we have a three-year office lease in Florida, which was signed on January 4, 2019, at which time we recognized a ROU asset and corresponding lease liability of $125,000, which represents the present value of minimum lease payments discounted at 4.25%, the Company’s incremental borrowing rate at lease inception. We also have facilities in Salt Lake City, Utah, and New York, which are on short-term leases that are less than twelve months. As a result, we have elected the short-term lease recognition exemption for these leases, which means, for those leases we do not expect to extend beyond twelve months, we will not recognize ROU assets or lease liabilities.

Lease liabilities totaled $2,275,000 as of March 31, 2021. The current portion of this liability of $385,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,890,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	Three months ended
	March 31,
	2021	2020
Lease expense
Operating lease expense	$87	$87
Variable lease expense	27	32
Rent expense	$114	$119

The weighted-average remaining non-cancelable lease term for our operating leases was 6.7 years as of March 31, 2021. As of March 31, 2021, the weighted-average discount rate used to determine the lease liability was 3.8%. The future minimum lease payments to be made under non-cancelable operating leases on March 31, 2021, are as follows (in 000’s):

Year Ended December 31:
2021	$295
2022	359
2023	369
2024	379
2025	389
Thereafter	812
Total lease payments	$2,603
Present value adjustment	(328)
Lease liability	2,275

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

Note 6: Revenue

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended March 31,
Revenue Streams	2021		2020
Communications	$3,187	64.0%	$2,408	60.0%
Compliance	1,793	36.0%	1,608	40.0%
Total	$4,980	100.0%	$4,016	100.0%

We did not have any customers during the three-month periods ended March 31, 2021 or 2020 that accounted for more than 10% of our revenue.

Note 7: Line of Credit

Effective October 3, 2019, the Company renewed its unsecured Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of March 31, 2021, the interest rate was 1.86% and the Company did not owe any amounts on the Line of Credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q for many reasons, including the impact of the COVID-19 pandemic. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business - “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K for the year ended December 31, 2020, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

As our cloud-based subscription business continues to mature, we expect the Communications portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Compliance portion of our business. Therefore, as noted below, we began reporting our revenue as Communications and Compliance revenues rather than Platform & Technology and Services revenues as we have done in the past. Communications revenues were 64% of total revenue during the first quarter of 2021 as compared to 60% in the first quarter of 2020. For the full year of 2020 Communications revenues were also 64% of total revenue, which is a higher percentage of our total revenue as compared to 57% and 45% of revenues for the years ended December 31, 2019 and 2018, respectively. In 2020, growth from our Communications business was led by the market demands for our events products that were upgraded to handle virtual needs in the industry, as well as our ACCESSWIRE news brand.

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

As noted above, in the past we have disclosed revenues in two main categories: (i) Platform and Technology and (ii) Services. However, to be more reflective of our strategy of primarily being a communications company, we have decided to re-categorize and disclose our revenues in the following two main categories: (i) Communications and (ii) Compliance. Set forth below is an infographic depicting the products included in each of these two main categories we provide today:

Communications

Our Communications platform consists of our ACCESSWIRE branded newswire, our webcasting and events business, professional conference and events software, as well as our investor relations website technology. These products are sold as the leading part of our Platform id. subscription, as well as individually to customers around the globe and are further described below.

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

We believe the above strategy will enable us to continue to add new customers in 2021 and beyond. We have also been able to maintain high gross margins while providing our customers flexible pricing, with options to pay per release or enter longer-term subscriptions. Currently, ACCESSWIRE is available within our Platform id. subscription, or as a stand-alone offering.

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

Traditional earnings calls and webcasts are a highly competitive market with the majority of the business being driven from practitioners in investor relations and communications firms. We estimate there are approximately 5,000 companies in North America conducting earnings events each quarter that include a teleconference, webcast or both as part of their events. Platform id. also incorporates other elements of the earnings event, including earnings date/call announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this integrated full-service solution today. However, we believe our real-time event setup and integrated approach offers a more effective way to manage the process, as well, as attract an audience of investors.

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

Our VisualWebcaster Platform (“VWP”) is a leading cloud-based webcast, webinar and virtual meeting platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel integrates well into Platform id. We believe by acquiring VWP we have significantly strengthened our webcasting product and Platform id. offering as well as acquired over 120 customers, ranging from small private companies to Fortune 500 companies. The VWP technology gives us the ability to host thousands of webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include any type of virtual event. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers. As a result of COVID-19, most companies have been holding meetings virtually over the past 12 months, which has increased demand for this product. There can be no assurance that this demand will continue after the end of the pandemic.

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

As what we believe to be a natural expansion to our investor relations website business, we are developing a “corporate newsroom” offering, which we plan to bring to market later this year. This product offering can be an add-on to any customer’s ACCESSWIRE or Platform i.d. account. Our intent is to leverage the technology we have in our investor relations content business and focus a module toward all companies, to assist in making their corporate news, media kits and alerts available from our ecosystem to their corporate website.

Compliance

Our Compliance offerings consist of our disclosure software for financial reporting as well as our stock transfer agency, and related annual meeting, print and shareholder distribution services. Some of these products are sold as part of a Platform id. subscription as well as individually to customers around the globe.

Disclosure Software and Services

Platform id.’s disclosure reporting module is a document conversion, editing and filing offering which is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC’s EDGAR system. Our disclosure business also offers companies the ability to use our in-house staff to assist in the conversion, tagging and filing of their documents. We generate revenues in disclosure both from software and services and, in most cases, customers have both components within their annual agreements, while others pay for services as they are completed.

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

Whistleblower Hotline

Our whistleblower hotline is an add-on product within Platform id. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance whistleblower policy. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we are introduced to new IPO customers and other larger cap customers listed on the NYSE. Since 2014, we have been a named NYSE subsidy provider of this Whistleblower solution. In 2020, NYSE renewed and extended the initial subsidy term to four years from two years, whereby the first two years are provided under subsidy and the added two years are at our standard subscription rates.

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

Annual Meeting / Proxy Voting Platform

During early 2020, we upgraded our webcasting and annual meeting platform to bring to market a virtual annual meeting solution. This solution provides our customers the ability to conduct their annual meetings in a fully virtual manner as was often required during the COVID-19 pandemic. Our solution incorporates shareholder and guest registration, voting integration, real-time statistics on attendance, audio video and presentation features as well as fully managed meeting managers and inspector of elections.

By adding a component of our webcasting and events business, we were able to offer a complete annual meeting solution, which resulted in us becoming one of the top technology providers of virtual annual meetings in 2020, which incorporated real-time voting. For perspective, during 2019, approximately 300 North American public companies opted for a virtual component to their annual meeting compared to an estimated 4,000+ public companies in 2020.

Our proxy module is marketed as a fully integrated, real-time voting platform for our customers and their shareholders of record. This module is utilized for every annual meeting or special meeting we manage for our customers and offers both full-set mailing and notice of internet availability options.

Shareholder Distribution

Over the past few years, we have worked on refining the model of digital distribution of our customers’ message to the investment community and beyond. This was accomplished by integrating our shareholder outreach module, Investor Network, into and with Platform id. Most of the customers subscribing to this module today are historical PrecisionIR (“PIR”) - Annual Report Service (“ARS”) users, as well as new customers purchasing the entire Platform id. subscription. We migrated some of the customers from the traditional ARS business into this new digital subscription business, however, we continue to operate a portion of this legacy physical hard copy delivery of annual reports and prospectuses for customers who opt to take advantage of it. We continue to see customer attrition for customers who subscribe to both the electronic and physical distribution of reports as a stand-alone product.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2021 and 2020 (in 000’s):

Revenue	2021	2020
Communications
Revenue	$3,187	$2,408
Gross margin	$2,314	$1,729
Gross margin %	73%	72%

Compliance
Revenue	1,793	1,608
Gross margin	1,272	1,034
Gross margin %	71%	64%

Total
Revenue	$4,980	$4,016
Gross margin	$3,586	$2,763
Gross margin %	72%	69%

Revenues

Total revenue increased by $964,000, or 24%, to $4,980,000 during the three months ended March 31, 2021, as compared to $4,016,000 for the same period in 2020. The increase is primarily attributable to an increase in revenue in our Communications business, but also in our Compliance business.

Communications revenue increased $779,000, or 32%, to $3,187,000 for the three months ended March 31, 2021, as compared to $2,408,000 for the same period of 2020. The increase in revenue is primarily due to an increase in revenue from our ACCESSWIRE product, which increased 38% during the first quarter of 2021 compared to the first quarter of 2020. The increase is due to both an increase in the number of customers as well as an increase in revenue per release. Revenue from subscriptions of Platform id. increased as a result of additional licenses signed throughout 2020 and the first quarter of 2021. During the quarter we signed 50 new licenses of Platform id. with annual contract value of $383,000. This brings our total subscriptions of Platform id. to 386 with annual contract value of $3,046,000 as of March 31, 2021, compared to 341 subscriptions with annual contract value of $2,677,000 as of December 31, 2020. Additionally, revenue from our webcasting products increased as we continue to benefit from increased demand of our virtual conference and events products enhanced during 2020. Communications revenue increased to 64% of total revenue during the three months ended March 31, 2021, as compared to 60% during the same period of the prior year.

Compliance revenue increased $185,000, or 12%, during the three months ended March 31, 2021, as compared to 2020. The increase was due to an increase in revenue from transfer agent services and print and proxy fulfillment services. Revenue from these two services tends to fluctuate from quarter to quarter depending on corporate transactions and market activity.

2021 Revenue Backlog

As of March 31, 2021, our deferred revenue balance was $2,383,000, which we expect to recognize over the next twelve months, compared to $2,212,000 at December 31, 2020, an increase of 8%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product as well as advance billings for annual service contracts.

Cost of Revenues

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Compliance and other costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and amortization of capitalized software costs related to our disclosure software. Cost of revenues increased by $141,000, or 11%, during the three months ended March 31, 2021, as compared to the same period of 2020. Overall gross margin increased $823,000, or 30%, during the three months ended March 31, 2021, compared to the same period of 2020. As a result, overall gross margin percentage increased to 72% during the three months ended March 31, 2021, as compared to 69% during the prior year. The increase in cost of sales is due partially to an increase in labor costs associated with delivering our newswire and webcasting revenue, an increase in distribution costs as we continue to expand our distribution capabilities as well as an increase in teleconferencing costs. These increases were offset by decreases in amortization of capitalized software as well as decreases in postage and fulfillment costs associated with our legacy ARS business.

Gross margin percentage associated with our Communications revenue was 73% for the three months ended March 31, 2021 compared to 72% for the same period of 2020.

Gross margin percentage associated with our Compliance revenue was 71% for the three months ended March 31, 2021 compared to 64% for the same period of 2020. The increase in gross margin percentage was due to an increase in revenue from our transfer agent services as well as a decrease in amortization of capitalized software associated with our disclosure software as well as a decrease in postage and fulfillment costs associated with our legacy ARS business.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $1,404,000 for the three months ended March 31, 2021, an increase of $188,000 or 15%, as compared to the same period of the prior year. The increase is due to higher personnel expenses and professional fees offset by a decrease in bad debt expense.

As a percentage of revenue, General and Administrative expenses were 28% for the three months ended March 31, 2021, as compared to 30% for the same period of 2020.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $1,074,000 for the three months ended March 31, 2021, an increase of $178,000, or 20%, as compared to the same period of 2020. This increase is directly related to our investment in our sales and marketing initiatives with an increase in headcount, commissions and digital marketing offset by a decrease in sales consulting costs.

As a percentage of revenue, Sales and marketing expenses were 22% for the three months ended March 31, 2021 and 2020.

Product Development

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development costs increased $55,000, or 28%, to $249,000 during the three months ended March 31, 2021, as compared to 2020. The increase is due to an increase in headcount within the development team.

As a percentage of revenue, Product development expenses were 5% for the three months ended March 31, 2021 and 2020.

Depreciation and Amortization

During the three months ended March 31, 2021, Depreciation and amortization expenses decreased by $57,000, or 27%, to $152,000, as compared to $209,000 during the same period of the prior year. The decrease is primarily related to intangible assets associated with the acquisition of PIR that became fully amortized during the prior year.

Interest income, net

Interest income, net, represents interest income on deposit and money market accounts, as well as for the prior year, the non-cash interest expense associated with the present value of the remaining anniversary payments of the Interwest acquisition. The decrease in interest income during the three months ended March 31, 2021, as compared to the same period of the prior year, is due to a decrease in interest rates associated with deposit and money market accounts.

Income Taxes

We recorded income tax expense of $163,000 during the three months ended March 31, 2021, compared to $80,000 during the same period of 2020. The increase in income tax expense is attributable to higher pre-tax income for the three months ended March 31, 2021. The difference between the Company’s effective tax rate of 23% and the federal statutory rate of 21% is primarily due to state taxes, partially offset by a benefit related to the Foreign Derived Intangible Income (“FDII”) deduction as well as foreign rate differentials.

Liquidity and Capital Resources

As of March 31, 2021, we had $20,548,000 in cash and cash equivalents and $2,966,000 in net accounts receivable. Current liabilities as of March 31, 2021, totaled $5,428,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses. On March 31, 2021, our current assets exceeded our current liabilities by $18,469,000.

Effective October 3, 2019, the Company renewed its Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of March 31, 2021, the interest rate was 1.86% and the Company did not owe any amounts on the Line of Credit.

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

While it is unknown how long current conditions resulting from the COVID-19 pandemic will last, including whether a worldwide resurgence will occur, variants of the virus will become more impactful or vaccines will be completely effective, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Physical, in-person conferences have been delayed and in the prior year there was a delay in transactions processed by the Depository Trust Company and banks and brokers in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue during the past year. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 pandemic if a substantial portion of these customers are forced to scale back or cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

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

We believe these developments will assist us not only in delivering attractive solutions to the market, but also lead us into new opportunities during this changing and challenging environment. The extent to how long these shifts in demands will occur is uncertain at this time and could be longer than just 2020 and the early part of 2021. However, we cannot make any assurances at this time that our product upgrades will be accepted by customers and revenue will be significant enough to offset losses in other aspects of our business in the long-term.

The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during 2021:

•	Continue to expand our Communications products and adapt to this changing environment,
•	Continue to grow through acquisitions in areas of strategic focus,
•	Continue to expand our Communications sales and marketing teams and digital marketing strategy,
•	Continue to expand customer base,
•	Continue to expand our newswire distribution,
•	Invest in technology advancements and upgrades,
•	Generate profitable sustainable growth
•	Generate cash flows from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and have not materially changed since its most recent annual report.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. During the three months ended March 31, 2021, the Company implemented a new accounting system. While existing controls over financial reporting remained similar, such as segregation of duties, account reconciliation, reviews and approvals, among others, there is a heightened risk of misstatement upon conversion to a new system. The Company believes proper procedures were conducted during and after the implementation to ensure the associated risk was mitigated, however there can be no absolute assurance. The Company did not incur any significant issues throughout the implementation and continues to believe the internal control environment is effective with the new system.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of our equity securities during the period covered by this Form 10-Q.

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. On March 16, 2020, the Company publicly announced that the Company increased the share repurchase program to repurchase up to $2,000,000 of its common shares. As of March 31, 2021, the Company completed the repurchase program by purchasing 179,845 shares. Please see footnote 3 to the financial statements above for additional information. During the period covered by this Form 10-Q, the Company repurchased 19,777 shares as shown in the table below:

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
No shares repurchased between January 1, 2021 and February 28, 2021
March 1-31, 2021	19,777	$22.89	19,777	$-

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

__________________

*	filed or furnished herewith
**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2021

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer

