Form 10-Q
period 2021-06-30
ISSUER DIRECT CORP
filed 2021-08-05
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,786,525 shares of common stock were issued and outstanding as of August 5, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,159	$19,556
Accounts receivable (net of allowance for doubtful accounts of $640 and $657, respectively)	3,599	2,514
Income tax receivable	108	-
Other current assets	374	298
Total current assets	25,240	22,368
Capitalized software (net of accumulated amortization of $3,022 and $2,761, respectively)	426	526
Fixed assets (net of accumulated amortization of $383 and $312, respectively)	764	795
Right-of-use asset – leases	1,681	1,830
Other long-term assets	94	88
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $5,779 and $5,546, respectively)	2,673	2,906
Total assets	$37,254	$34,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$754	$304
Accrued expenses	1,989	1,805
Income taxes payable	47	258
Deferred revenue	2,699	2,212
Total current liabilities	5,489	4,579
Deferred income tax liability	260	197
Lease liabilities – long-term	1,815	1,971
Total liabilities	7,564	6,747
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	-	-
Common stock $0.001 par value, 20,000,000 shares authorized, 3,786,525 and 3,770,752 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in capital	22,113	22,214
Other accumulated comprehensive loss	(21)	(19)
Retained earnings	7,594	5,943
Total stockholders' equity	29,690	28,142
Total liabilities and stockholders’ equity	$37,254	$34,889

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenues	$5,720	$4,884	$10,700	$8,900
Cost of revenues	1,480	1,362	2,874	2,615
Gross profit	4,240	3,522	7,826	6,285
Operating costs and expenses:
General and administrative	1,261	1,197	2,665	2,413
Sales and marketing expenses	1,210	950	2,284	1,846
Product development	256	165	505	359
Depreciation and amortization	152	209	304	418
Total operating costs and expenses	2,879	2,521	5,758	5,036
Operating income	1,361	1,001	2,068	1,249
Interest income, net	1	1	2	59
Income before taxes	1,362	1,002	2,070	1,308
Income tax expense	256	230	419	310
Net income	$1,106	$772	$1,651	$998
Income per share – basic	$0.29	$0.21	$0.44	$0.27
Income per share – fully diluted	$0.29	$0.21	$0.43	$0.26
Weighted average number of common shares outstanding – basic	3,770	3,736	3,770	3,762
Weighted average number of common shares outstanding – fully diluted	3,820	3,761	3,819	3,789

The accompanying notes are an integral part of these unaudited financial statements.

4

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net income	$1,106	$772	$1,651	$998
Foreign currency translation adjustment	(5)	(3)	(2)	37
Comprehensive income	$1,101	$769	$1,649	$1,035

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Other Accumulated Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2019	3,786,398	$4	$22,275	$(16)	$3,837	$26,100
Stock-based compensation expense	—	-	45	-	-	45
Exercise of stock awards, net of tax	8,002	-	-	-	-	-
Stock repurchase and retirement	(21,700)	-	(203)	-	-	(203)
Foreign currency translation	—	-	-	40	-	40
Net income	—	-	-	-	226	226
Balance at March 31, 2020	3,772,700	$4	$22,117	$24	$4,063	$26,208
Stock-based compensation expense	—	-	84	-	-	84
Exercise of stock awards, net of tax	24,000	-	-	-	-	-
Stock repurchase and retirement	(62,198)	-	(582)	-	-	(582)
Foreign currency translation	—	-	-	(3)	-	(3)
Net income	—	-	-	-	772	772
Balance at June 30, 2020	3,734,502	$4	$21,619	$21	$4,835	$26,479

Balance at December 31, 2020	3,770,752	$4	$22,214	$(19)	$5,943	$28,142
Stock-based compensation expense	—	-	63	-	-	63
Exercise of stock awards, net of tax	15,000	-	199	-	-	199
Stock repurchase and retirement	(19,777)	-	(452)	-	-	(452)
Foreign currency translation	—	-	-	3	-	3
Net income	—	-	-	-	545	545
Balance at March 31, 2021	3,765,975	$4	$22,024	$(16)	$6,488	$28,500
Stock-based compensation expense	—	-	69	-	-	69
Exercise of stock awards, net of tax	20,550	-	20	-	-	20
Foreign currency translation	—	-	-	(5)	-	(5)
Net income	—	-	-	-	1,106	1,106
Balance at June 30, 2021	3,786,525	$4	$22,113	$(21)	$7,594	$29,690

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,651	$998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565	727
Bad debt expense	163	182
Deferred income taxes	(10)	(51)
Non-cash interest expense	-	13
Stock-based compensation expense	132	129
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,262)	(730)
Decrease (increase) in other assets	(43)	77
Increase (decrease) in accounts payable	454	164
Increase (decrease) in accrued expenses	(87)	367
Increase (decrease) in deferred revenue	518	203
Net cash provided by operating activities	2,081	2,079

Cash flows from investing activities:
Capitalized software	(161)	-
Purchase of fixed assets	(40)	(4)
Net cash used in investing activities	(201)	(4)

Cash flows from financing activities:
Exercise of stock options	219	-
Payment for stock repurchase and retirement	(452)	(785)
Net cash used in financing activities	(233)	(785)

Net change in cash and cash equivalents	1,647	1,290
Cash – beginning	19,556	15,766
Currency translation adjustment	(44)	41
Cash and cash equivalents – ending	$21,159	$17,097

Supplemental disclosures:
Cash paid for income taxes	$664	$12

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of June 30, 2021 and consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2021 and 2020 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2020 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. There were no shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three and six-month period ended June 30, 2021, because their impact was anti-dilutive. Shares issuable upon the exercise of stock options totaling 93,000 were excluded in the computation of diluted earnings per common share during the three and six-month period ended June 30, 2020, because their impact was anti-dilutive.

Revenue Recognition

Substantially all the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts for Communications and Compliance products and services. Customers consist of public corporate issuers and professional firms, such as investor and public relations firms. In the case of our news distribution and webcasting offerings, our customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized and press release packages which have been prepaid, however the releases have not yet been disseminated. The associated deferred revenue is generally recognized ratably over the billing period for subscriptions and as releases are disseminated for press release packages. Deferred revenue as of June 30, 2021, and December 31, 2020, was $2,699,000 and $2,212,000, respectively, and is expected to be recognized within one year. Revenue recognized for the six months ended June 30, 2021, and 2020, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $1,597,000 and $1,375,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $3,599,000 and $2,514,000 as of June 30, 2021, and December 31, 2020, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of June 30, 2021, and December 31, 2020, the Company has capitalized $54,000 and $44,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit is granted on an unsecured basis. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. Given the current environment of the COVID-19 pandemic, additional attention has been paid to the financial viability of our customers. The Company generally writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of the financial institution in which it holds deposits. As of June 30, 2021, the total amount exceeding such limit was $19,709,000. The Company also had cash-on-hand of $165,000 in Europe and $861,000 in Canada as of June 30, 2021.

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

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and six-month periods ended June 30, 2021 and 2020, are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Capitalized software development costs	$161	$-	$161	$-
Amortization included in cost of revenues	129	146	261	311
Amortization included in depreciation and amortization	-	3	-	8

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

Fair Value Measurements

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market. Our cash and cash equivalents are quoted at Level 1.

•	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

As of June 30, 2021 and December 31, 2020, we believe that the fair value of our financial instruments, such as, accounts receivable, our line of credit, and accounts payable approximate their carrying amounts.

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

Note 3: Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of June 30, 2021, there are 218,818 shares which remain eligible to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	5,000	4.39	$6.80	5,000
$7.01 - 8.00	10,313	2.24	$7.76	10,313
$8.01 - 12.00	6,917	5.28	$9.85	4,917
$12.01 - 15.00	28,450	7.27	$13.15	28,450
$15.01 - 17.40	8,000	6.92	$17.40	8,000
Total	58,680	5.86	$11.85	56,680

As of June 30, 2021, the Company did not have any unrecognized stock compensation related to the options.

During the three and six months ended June 30, 2021, the Company granted 17,765 restricted stock units with an intrinsic value of $25.92 per share. Non-employee directors were granted 12,765 restricted stock units, which vest on the earlier of the 2022 annual meeting of the shareholders or one year. The other 5,000 restricted stock units were granted to an employee and vest 50% during each of the first and second anniversary dates of the date of grant. During the three and six months ended June 30, 2021, 19,000 restricted stock units with an intrinsic value of $10.78 vested. As of June 30, 2021, there was $434,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2023.

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

Note 4: Income taxes

We recognized income tax expense of $256,000 and $419,000 for the three and six-month periods ended June 30, 2021, respectively, compared to $230,000 and $310,000 during the same periods of 2020. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month periods ended June 30, 2021, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, partially offset by an excess stock-based compensation benefit, as well as foreign statutory tax rate differentials.

Note 5: Leases

Generally, our leasing activity consists of office leases. In March 2019, we signed a new lease to move our corporate headquarters to Raleigh, North Carolina. As we continue our transition from a services-based company to a cloud-based platform company, the new lease affords us the ability to separate our warehouse from our corporate office. The new lease, which had a lease commencement date of October 2, 2019, is for 9,766 square feet and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of June 30, 2021. We recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

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

Lease liabilities totaled $2,190,000 as of June 30, 2021. The current portion of this liability of $375,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,815,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense	$87	$87	$174	$174
Variable lease expense	29	34	57	66
Total lease expense	$116	$121	$231	$240

The weighted-average remaining non-cancelable lease term for our operating leases was 6.5 years as of June 30, 2021. As of June 30, 2021, the weighted-average discount rate used to determine the lease liability was 3.8%. The future minimum lease payments to be made under non-cancelable operating leases on June 30, 2021, are as follows (in 000’s):

Year Ended December 31:
2021	$198
2022	359
2023	369
2024	379
2025	389
Thereafter	812
Total lease payments	2,506
Present value adjustment	(316)
Lease liability	$2,190

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

Note 6: Revenue

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended June 30,
Revenue Streams	2021		2020
Communications	$3,510	61.4%	$3,014	61.7%
Compliance	2,210	38.6%	1,870	38.3%
Total	$5,720	100.0%	$4,884	100.0%

	Six months ended June 30,
Revenue Streams	2021		2020
Communications	$6,697	62.6%	$5,422	60.9%
Compliance	4,003	37.4%	3,478	39.1%
Total	$10,700	100.0%	$8,900	100.0%

We did not have any customers during the three and six-month periods ended June 30, 2021 or 2020 that accounted for more than 10% of our revenue.

Note 7: Line of Credit

Effective October 3, 2019, the Company renewed its unsecured Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of June 30, 2021, the interest rate was 1.84% and the Company did not owe any amounts on the Line of Credit.

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

Overview

Issuer Direct Corporation and its subsidiaries are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted. Our corporate headquarters are located at One Glenwood Ave., Suite 1001, Raleigh, North Carolina, 27603.

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

As our cloud-based subscription business continues to mature, we expect the Communications portion of our business to continue to increase over the next several years, both in terms of overall revenue and as compared to the Compliance portion of our business. Therefore, as noted below, for the year ended December 31, 2020, we began reporting our revenue as Communications and Compliance revenues rather than Platform & Technology and Services revenues as we have done in the past. Communications revenues were 63% of total revenue during the first half of 2021 as compared to 61% in the first half of 2020. For the full year of 2020 Communications revenues were 64% of total revenue, which is a higher percentage of our total revenue as compared to 57% and 45% of revenues for the years ended December 31, 2019 and 2018, respectively. In 2021, the growth from our Communications business was led by increased demands for our ACCESSWIRE news brand as well as increased subscriptions of Platform id. In 2020, growth from our Communications business was led by the market demands for our events products that were upgraded to handle virtual needs in the industry, as well as our ACCESSWIRE news brand.

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

Communications

Our Communications platform consists of our ACCESSWIRE branded newswire, our webcasting and events business, professional conference, and events software, as well as our investor relations website technology. These products are sold as the leading part of our Platform id. subscription, as well as individually to customers around the globe and are further described below.

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

We believe the above strategy will enable us to continue to add new customers in 2021 and beyond. We have also been able to maintain high gross margins while providing our customers flexible pricing, with options to pay per release or enter longer-term subscriptions for a designated package of releases. Currently, ACCESSWIRE is available within our Platform id. subscription, or as a stand-alone offering. During the first half of 2021, we began removing unlimited newswire subscriptions to preserve the per unit pricing of our newswire products. This change has decreased and will continue to decrease the number of active Platform id, subscriptions, however the majority of these customers remain active, buying packages of releases.

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

Newsroom

A natural expansion to our ACCESSWIRE and investor relations website business, is a corporate Newsroom, which we began developing this year and have recently brought to market at the beginning of the third quarter. This product offering can be an add-on to any customer’s ACCESSWIRE or Platform id. account. The Newsroom suite includes a custom newsroom page builder, a brand asset manager and contact manager.

Our Newsroom suite addresses the needs of our customers wishing to build connections with media, journalists, its customers and if applicable the investment community. According to a recent survey from TekGroup, a majority of journalists and media professionals indicated the importance of newsrooms that includes digital media, press kits and video. We believe our Newsroom suite accomplishes this by including the following three components:

Newsroom page – a custom URL, self-publishing system for customers that automatically add ACCESSWIRE news to their newsroom as allows them the ability to add any other mention, article or post from the web to their newsroom. Customers can self-manage this platform and customize things like colors, font, logo, images, social integration, and contact and customer URLs from our platform.

Brand Asset Manager – a customizable library of images, video, press kits, which can be shared both privately and publicly, as well as integrated into the ACCESSWIRE editor for easy access of customers’ high- resolution images. Brand Asset Manager is one of the first media file managers built into a newsroom in the market today. All assets are tagged to give our customers analytics for both views and downloads. Subsequent versions of this feature will allow for greater analytics as engagement occurs with our customer’s assets.

Contact Manager – a technology that allows our customers to provide their audiences the ability to quickly subscribe to alerts or notifications of a particular brand. Customers will have the ability to deliver their stories automatically or time based. Engagement and delivery reports will also be available to customers directly from their dashboard.

Investor Relations Websites

Our investor relations content network is another component of Platform id., which is used to create the investor relations’ tab of a company’s website. This investor relations content network is a robust series of data feeds including news feeds, stock feeds, fundamentals, regulatory filings, corporate governance and many other components which are aggregated from most of the major exchanges and news distribution outlets around the world. Customers can subscribe to one or more of these data feeds or as a component of a fully designed and hosted website for pre-IPO companies, SEC reporting companies and partners seeking to display our content on their corporate sites. The clear benefit to our investor relations content network is its integration into Platform id. As such, companies can produce content for public distribution and it is automatically linked to their corporate website, distributed to targeted groups and placed into our data feed partners..

Webcasting & Events

Our webcasting and events business is comprised of our earnings call webcasting solutions and our virtual meeting and events software (such as annual meetings, deal/non-deal road shows, analyst days and shareholder days). The demand for these products with a virtual component was at an all-time high for us in 2020 in large part due to the COVID-19 pandemic. We expect this heightened demand for virtual offerings will continue for the majority of 2021, although, there can be no assurances this high demand will continue in the future.

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

Our VisualWebcaster Platform (“VWP”) is a leading cloud-based webcast, webinar and virtual meeting platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel has significantly strengthened our webcasting product and Platform id. offering. The VWP technology gives us the ability to host thousands of webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include any type of virtual event. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers. As a result of COVID-19, most companies have been holding meetings virtually over the past 18 months, which has increased demand for this product. There can be no assurance that this demand will continue after the end of the pandemic.

Professional Conference and Events Software

At the end of 2018, we released a new module to Platform id., centered around the professional conference organizer (“PCO”). This subscription offering is being licensed to investor conference organizers, which in the aggregate we believe held an estimated 1,000 plus events a year prior to 2020. This number significantly decreased in 2020 and is expected to remain at significantly decreased numbers in the near future and possibly long-term as a result of COVID-19. Our professional conference and events software, which is available as a mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. This cloud-based product can be used in a virtual or in person conference setting and is integrated within Platform id. to enhance our Communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting. We believe this integration gives us a unique offering for PCOs that is not available elsewhere in the market. We believe entering this business expands our current Communications revenue base and assists in making Platform id. a platform of choice for investment banks, issuers and investors.

Compliance

Our Compliance offerings consist of our disclosure software for financial reporting, stock transfer services, and related annual meeting, print and shareholder distribution services. Some of these products are sold as part of a Platform id. subscription as well as individually to customers around the globe.

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

Toward the end of 2017, we completed upgrades to our disclosure reporting product to include tagging functionality that meets newly mandated SEC disclosure requirements under Inline XBRL (Inline Extensible Business Reporting Language or “iXBRL”). These requirements began impacting most of our customers on June 15, 2021, however, we have had a number of customers already file using our iXBRL upgrades.

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

By adding a component of our webcasting and events business, we were able to offer a complete annual meeting solution, which incorporated real-time voting. For perspective, during 2019, approximately 300 North American public companies opted for a virtual component to their annual meeting compared to an estimated 4,000+ public companies in 2020. In 2021 it is estimated the market decreased its virtual component needs to an estimated 3,000 public companies. We experienced a proportionate decrease in the demand for our virtual annual meetings similar to that of the market in general. Although we believe a virtual component to an annual meeting is both a benefit to all shareholders and a corporate governance advantage, there can be no assurances this product has longevity in the market. To address this we intend to repackage our offering into a self service “DIY” product in 2022, that we believe can capture a larger portion of the market as well as meet budgets of companies trying to get engagement from shareholders with both in-person and virtual options.

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

Results of Operations

Comparison of results of operations for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2021	2020	2021	2020

Communications
Revenue	$3,510	$3,014	$6,697	$5,422
Gross margin	$2,643	$2,246	$4,957	$3,975
Gross margin %	75%	75%	74%	73%

Compliance
Revenue	$2,210	$1,870	$4,003	$3,478
Gross margin	$1,597	$1,276	$2,869	$2,310
Gross margin %	72%	68%	72%	66%

Total
Revenue	$5,720	$4,884	$10,700	$8,900
Gross margin	$4,240	$3,522	$7,826	$6,285
Gross margin %	74%	72%	73%	71%

Revenues

Total revenue increased by $836,000, or 17%, to $5,720,000 during the three-month period ended June 30, 2021, as compared to $4,884,000 during the same period of 2020. Total revenue increased by $1,800,000, or 20%, to $10,700,000 during the six-month period ended June 30, 2021, compared to $8,900,000 during the same period of 2020. The increase was due to increases in both the Communications and Compliance revenue streams.

Communications revenue increased $496,000, or 16%, and $1,275,000, or 24%, during the three and six-month periods ended June 30, 2021, respectively, as compared to the same periods of 2020. The increase in revenue is due primarily to an increase in revenue from our ACCESSWIRE news brand, as a result of both an increase in average price per release and an increase in volume. ACCESSWIRE revenue for the three and six months ended June 30, 2021, increased 30% and 34%, respectively, compared to the same periods of the prior year. We also benefited from an increase in subscriptions of Platform id. During the three and six months ended June 30, 2021 we signed 36 and 86 new licenses of Platform id. with annual contract value of $340,000 and $723,000, respectively.  This brings our total subscriptions of Platform id. to 403 with annual contract value of $3,337,000, as of June 30, 2021, compared to 341 subscriptions with annual contract value of $2,677,000 as of December 31, 2020.  Communications revenue was 61% and 63% of total revenue during the three and six months ended June 30, 2021, respectively, as compared to 62% and 61% during the same periods of the prior year.

Compliance revenue increased $340,000, or 18%, and $525,000, or 15%, during the three and six-month periods ended June 30, 2021, as compared to the same periods of 2020. The increase in revenue during these periods is primarily related to an increase in revenue from print and proxy fulfillment services due to increased projects associated with annual meetings and special transactions. Revenue from our transfer agent services also increased during the periods due to an increase in corporate transactions and directives. Revenue from these two services tends to fluctuate from period to period depending on corporate transactions and market activity.

No customers accounted for more than 10% of the revenues during the three and six-month periods ended June 30, 2021, or 2020.

Revenue Backlog

At June 30, 2021, our deferred revenue balance was $2,699,000, which we expect to recognize over the next twelve months, compared to $2,212,000 at December 31, 2020, an increase of 22%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as, advance billings for annual service contracts.

Cost of Revenues and Gross Margin

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Compliance cost of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and amortization of capitalized software costs related to our disclosure software. Cost of revenues increased by $118,000, or 9%, and $259,000, or 10%, during the three and six-month periods ended June 30, 2021, respectively, as compared to the same periods of 2020. Overall gross margin increased $718,000, or 20%, and $1,541,000, or 25%, during the three and six-month periods ended June 30, 2021, respectively, as compared to the same periods of the prior year. Gross margin percentages increased to 74% and 73% during the three and six months ended June 30, 2021, respectively, compared to 72% and 71% during the same periods of 2020.

Gross margin percentage from Communications revenue was 75% and 74% during the three and six-month periods ended June 30, 2021, respectively, as compared to 75% and 73% during the same periods of 2020.

Gross margins from our Compliance revenue increased to 72% during both the three and six-month periods ended June 30, 2021, respectively, as compared to 68% and 66% during the same periods of 2020. The increase in gross margin percentage was due to an increase in revenue from our transfer agent services as well as a decrease in amortization of capitalized software associated with our disclosure software and a decrease in postage and fulfillment costs associated with our legacy ARS business.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $1,261,000 and $2,665,000 during the three and six months ended June 30, 2021, an increase of $64,000, or 5%, and $252,000, or 10%, compared to the same periods of the prior year. The increase is primarily due to higher personnel expenses, insurance expense and professional fees during the three and six months ended June 30, 2021.  Additionally, for the three months ended June 30, 2021, the increase is attributable to higher bad debt expense.

As a percentage of revenue, general and administrative expenses were 22% and 25% for the three and six-month periods ended June 30, 2021, respectively, a decrease from 25% and 27% for the same periods of 2020.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $1,210,000 and $2,284,000 for the three and six-month periods ended June 30, 2021, respectively, an increase of $260,000, or 27%, and $438,000, or 24%, compared to the same periods ended June 30, 2020. These increases are directly related to our investment in our sales and marketing initiatives with an increase in headcount, commissions and digital marketing.

As a percentage of revenue, sales and marketing expenses were 21% during both the three and six-month periods ended June 30, 2021, respectively, compared to 19% and 21% for the same periods of the prior year.

Product Development Expenses

Product Development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses increased $91,000, or 55%, and $146,000, or 41%, during the three and six-month periods ended June 30, 2021, compared to the same periods in 2020. The increase is due to an increase in headcount within the development team and use of more specialized consultants. We anticipate product development expenses to increase relative to previous periods. During the three and six month periods ended June 30, 2021, we capitalized $161,000 of costs related to the development of our newsroom product, which launched in July 2021.  No costs were capitalized during the three and six months ended June 30, 2020.

As a percentage of revenue, product development expenses were 4% and 5% for the three and six-month periods ended June 30, 2021, respectively, compared to 3% and 4% during the same periods of 2020.

Depreciation and Amortization

Depreciation and amortization expenses decreased $57,000, or 27%, and $114,000, also 27%, during the three and six-month periods ended June 30, 2021, respectively, as compared to the same periods of 2020. The decrease is primarily related to intangible assets associated with the PIR acquisition that became fully amortized in the prior year.

Interest income, net

Interest income, net, represents interest income on deposit and money market accounts, as well as for the prior year, the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition. The decrease in interest income during the three and six months ended June 30, 2021, as compared to the same periods of the prior year, is due to a decrease in interest rates associated with the deposit and money market accounts.

Income tax (benefit) expense

We recognized income tax expense of $256,000 and $419,000 during the three and six-month periods ended June 30, 2021, respectively, compared to $230,000 and $310,000 during the same periods of 2020. The increase in income tax expense during the periods is due to an increase in pre-tax income partially offset by an excess stock-based compensation tax benefit of $67,000 during the three months ended June 30, 2021. For the three and six-month period ended June 30, 2021, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes, partially offset by the excess stock-based compensation tax benefit as well as foreign statutory tax rate differentials.

Liquidity and Capital Resources

As of June 30, 2021, we had $21,159,000 in cash and cash equivalents and $3,599,000 in net accounts receivable. Current liabilities at June 30, 2021, totaled $5,489,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses. At June 30, 2021, our current assets exceeded our current liabilities by $19,751,000.

Effective October 3, 2019, the Company renewed its unsecured Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of June 30, 2021, the interest rate was 1.84% and the Company did not owe any amounts on the Line of Credit.

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

Overall, the demand for our platforms and services continues to be stable in a majority of the segments we serve. Since the COVID-19 pandemic began, we are seeing increased demand for virtual events using both our conference software and webcasting products, as customers are opting to hold virtual meetings. During the first and second quarter of 2020, we were able to pivot portions of our platform to specifically address COVID-19 business limitations. This resulted in a new virtual annual meeting product, which combines our webcasting and proxy voting technology together. Additionally, we also upgraded technology of our conference software product to allow conferences to go entirely virtual and hold one-on-one meetings with audio, video and sharing features.

We believe these developments will assist us not only in delivering attractive solutions to the market, but also lead us into new opportunities during this changing and challenging environment. The extent to how long these shifts in demands will occur is uncertain at this time and could be longer than just 2020 and first part of 2021. However, we cannot make any assurances at this time that our product upgrades will be accepted by customers and revenue will be significant enough to offset losses in other aspects of our business in the long-term.

The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during the remainder of 2021:

•	Expanding our Communications products and adapt to this changing environment,
•	Growing through acquisitions in areas of strategic focus,
•	Expanding our Communications sales and marketing teams and digital marketing strategy,
•	Expanding customer base,
•	Expanding our newswire distribution,
•	Investing in technology advancements and upgrades,
•	Generating profitable sustainable growth
•	Generating cash flows from operations.

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

We have invested and will continue to invest in our product sets, platforms and intellectual property development via internal development and acquisitions. Acquisitions remain a core part of our strategy and we believe acquisitions are key to enhancing our overall offerings in the market and are necessary to keep our competitive advantages and facilitate the next round of growth that management believes it can achieve. If we are successful in this effort, we believe we can further increase our market share and revenues per user as we move forward.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. During the six months ended June 30, 2021, the Company implemented a new accounting system.  While existing controls over financial reporting remained similar, such as segregation of duties, account reconciliation, reviews and approvals, among others, there is a heightened risk of misstatement upon conversion to a new system. The Company believes proper procedures were conducted during and after the implementation to ensure the associated risk was mitigated, however there can be no absolute assurance.  The Company did not incur any significant issues throughout the implementation and continues to believe the internal control environment is effective with the new system.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of our equity securities and we did not repurchase any shares of our equity securities during the period covered by this Form 10-Q.

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

_______________

*	filed or furnished herewith
**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2021

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer

