Form 10-Q
period 2021-09-30
ISSUER DIRECT CORP
filed 2021-11-04
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,791,038 shares of common stock were issued and outstanding as of November 4, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,415	$19,556
Accounts receivable (net of allowance for doubtful accounts of $702 and $657, respectively)	3,037	2,514
Income tax receivable	28	—
Other current assets	761	298
Total current assets	26,241	22,368
Capitalized software (net of accumulated amortization of $3,159 and $2,761, respectively)	343	526
Fixed assets (net of accumulated depreciation of $419 and $312, respectively)	737	795
Right-of-use asset – leases	1,607	1,830
Other long-term assets	93	88
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $5,895 and $5,546, respectively)	2,557	2,906
Total assets	$37,954	$34,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$667	$304
Accrued expenses	1,654	1,805
Income taxes payable	61	258
Deferred revenue	2,696	2,212
Total current liabilities	5,078	4,579
Deferred income tax liability	262	197
Lease liabilities – long-term	1,738	1,971
Total liabilities	7,078	6,747
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,791,038 and 3,770,752 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in capital	22,268	22,214
Other accumulated comprehensive loss	(14)	(19)
Retained earnings	8,618	5,943
Total stockholders' equity	30,876	28,142
Total liabilities and stockholders’ equity	$37,954	$34,889

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenues	$5,465	$4,882	$16,165	$13,782
Cost of revenues	1,355	1,387	4,229	4,002
Gross profit	4,110	3,495	11,936	9,780
Operating costs and expenses:
General and administrative	1,258	1,052	3,923	3,465
Sales and marketing expenses	1,349	973	3,633	2,819
Product development	373	212	878	571
Depreciation and amortization	153	182	457	600
Total operating costs and expenses	3,133	2,419	8,891	7,455
Operating income	977	1,076	3,045	2,325
Other income, net	366	(4)	368	55
Income before taxes	1,343	1,072	3,413	2,380
Income tax expense	319	283	738	593
Net income	$1,024	$789	$2,675	$1,787
Income per share – basic	$0.27	$0.21	$0.71	$0.48
Income per share – fully diluted	$0.27	$0.21	$0.70	$0.47
Weighted average number of common shares outstanding – basic	3,788	3,740	3,776	3,754
Weighted average number of common shares outstanding – fully diluted	3,821	3,768	3,818	3,778

The accompanying notes are an integral part of these unaudited financial statements.

4

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net income	$1,024	$789	$2,675	$1,787
Foreign currency translation adjustment	7	(42)	5	(5)
Comprehensive income	$1,031	$747	$2,680	$1,782

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Other Accumulated Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2019	3,786,398	$4	$22,275	$(16)	$3,837	$26,100
Stock-based compensation expense	—	—	45	—	—	45
Exercise of stock awards, net of tax	8,002	—	—	—	—	—
Stock repurchase and retirement	(21,700)	—	(203)	—	—	(203)
Foreign currency translation	—	—	—	40	—	40
Net income	—	—	—	—	226	226
Balance at March 31, 2020	3,772,700	$4	$22,117	$24	$4,063	$26,208
Stock-based compensation expense	—	—	84	—	—	84
Exercise of stock awards, net of tax	24,000	—	—	—	—	—
Stock repurchase and retirement	(62,198)	—	(582)	—	—	(582)
Foreign currency translation	—	—	—	(3)	—	(3)
Net income	—	—	—	—	772	772
Balance at June 30, 2020	3,734,502	$4	$21,619	$21	$4,835	$26,479
Stock-based compensation expense	—	—	72	—	—	72
Exercise of stock awards, net of tax	7,250	—	66	—	—	66
Foreign currency translation	—	—	—	(42)	—	(42)
Net income	—	—	—	—	789	789
Balance at September 30, 2020	3,741,752	$4	$21,757	$(21)	$5,624	$27,364

Balance at December 31, 2020	3,770,752	$4	$22,214	$(19)	$5,943	$28,142
Stock-based compensation expense	—	—	63	—	—	63
Exercise of stock awards, net of tax	15,000	—	199	—	—	199
Stock repurchase and retirement	(19,777)	—	(452)	—	—	(452)
Foreign currency translation	—	—	—	3	—	3
Net income	—	—	—	—	545	545
Balance at March 31, 2021	3,765,975	$4	$22,024	$(16)	$6,488	$28,500
Stock-based compensation expense	—	—	69	—	—	69
Exercise of stock awards, net of tax	20,550	—	20	—	—	20
Foreign currency translation	—	—	—	(5)	—	(5)
Net income	—	—	—	—	1,106	1,106
Balance at June 30, 2021	3,786,525	$4	$22,113	$(21)	$7,594	$29,690
Stock-based compensation expense	—	—	100	—	—	100
Exercise of stock awards, net of tax	4,513	—	55	—	—	55
Foreign currency translation	—	—	—	7	—	7
Net income	—	—	—	—	1,024	1,024
Balance at September 30, 2021	3,791,038	$4	$22,268	$(14)	$8,618	$30,876

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,675	$1,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	854	1,052
Bad debt expense	236	242
Deferred income taxes	(14)	(27)
Non-cash interest expense	—	19
Stock-based compensation expense	232	201
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(767)	(634)
Decrease (increase) in other assets	(273)	191
Increase (decrease) in accounts payable	365	89
Increase (decrease) in accrued expenses	(489)	195
Increase (decrease) in deferred revenue	500	285
Net cash provided by operating activities	3,319	3,400

Cash flows from investing activities:
Capitalized software	(215)	—
Purchase of fixed assets	(49)	(15)
Net cash used in investing activities	(264)	(15)

Cash flows from financing activities:
Exercise of stock options	274	66
Payment for stock repurchase and retirement	(452)	(785)
Net cash used in financing activities	(178)	(719)

Net change in cash and cash equivalents	2,877	2,666
Cash – beginning	19,556	15,766
Currency translation adjustment	(18)	(3)
Cash and cash equivalents – ending	$22,415	$18,429

Supplemental disclosures:
Cash paid for income taxes	$893	$323

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2021 and consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2021 and 2020 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2020 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. There were no shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three and nine-month period ended September 30, 2021, because their impact was anti-dilutive. Shares issuable upon the exercise of stock options totaling 25,000 and 75,000 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2020, respectively, because their impact was anti-dilutive.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized and press release packages which have been prepaid, however the releases have not yet been disseminated. The associated deferred revenue is generally recognized ratably over the billing period for subscriptions and as releases are disseminated for press release packages. Deferred revenue as of September 30, 2021, and December 31, 2020, was $2,696,000 and $2,212,000, respectively, and is expected to be recognized within one year. Revenue recognized for the nine months ended September 30, 2021, and 2020, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $1,948,000 and $1,663,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $3,037,000 and $2,514,000 as of September 30, 2021, and December 31, 2020, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of September 30, 2021, and December 31, 2020, the Company has capitalized $52,000 and $44,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of the financial institution in which it holds deposits. As of September 30, 2021, the total amount exceeding such limit was $20,731,000. The Company also had cash-on-hand of $143,000 in Europe and $1,117,000 in Canada as of September 30, 2021.

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

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and nine-month periods ended September 30, 2021 and 2020, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Capitalized software development costs	$54	$—	$215	$—
Amortization included in cost of revenues	137	143	398	454
Amortization included in depreciation and amortization	—	1	—	9

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

As of September 30, 2021 and December 31, 2020, we believe that the fair value of our financial instruments, such as, accounts receivable, our line of credit, and accounts payable approximate their carrying amounts.

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

Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

We are eligible under the CARES Act ERC as an employer that carried on a trade or business during calendar year 2020 and whose business operations were fully or partially suspended during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes) due to COVID-19.

ASC 105, Generally Accepted Accounting Principles, describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. We accounted for the ERC as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions or conditions on which they depend are substantially met. The conditions for recognition of the ERC include, but are not limited to:

•	An entity has been adversely affected by the COVID-19 pandemic
•	We have not used qualifying payroll for both the Paycheck Protection Program and the ERC
•	We incurred payroll costs to retain employees

During the three and nine months ended September 30, 2021, we recorded an ERC benefit of 366,000 in other income, net in our Consolidated statements of operations and in other current assets in our Consolidated balance sheets as of September 30, 2021.

Note 3: Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of September 30, 2021, there are 223,818 shares which remain eligible to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	5,000	4.14	$6.80	5,000
$7.01 - 8.00	10,000	1.99	$7.76	10,000
$8.01 - 12.00	3,667	5.70	$10.07	3,667
$12.01 - 15.00	23,000	6.92	$13.14	23,000
$15.01 - 17.40	8,000	6.67	$17.40	8,000
Total	49,667	5.52	$11.88	49,667

As of September 30, 2021, the Company did not have any unrecognized stock compensation related to the options.

During the nine months ended September 30, 2021, the Company granted 17,765 restricted stock units with an intrinsic value of $25.92 per share. No restricted stock units were granted during the three months ended September 30, 2021. Non-employee directors were granted 12,765 restricted stock units, which vest on the earlier of the 2022 annual meeting of the shareholders or one year. The other 5,000 restricted stock units were granted to an employee and vest 50% during each of the first and second anniversary dates of the date of grant, which was May 17, 2021. No restricted stock units vested during the three months ended September 30, 2021. During the nine months ended September 30, 2021, 19,000 restricted stock units with an intrinsic value of $10.78 vested. As of September 30, 2021, there was $334,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2023.

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

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7-31, 2019	22,150	$9.34	22,150	$793
September 1-30, 2019	2,830	$10.00	2,830	$765
October 1-31, 2019	39,363	$10.44	39,363	$354
November 1-30, 2019	11,827	$10.43	11,827	$231
December 1-31, 2019	—	—	—	$231
January 1-31, 2020	—	—	—	$231
February 1-29, 2020	—	—	—	$231
March 1-31, 2020	21,700	$9.33	21,700	$1,028
April 1-30, 2020	22,698	$9.02	22,698	$823
May 1-31, 2020	39,500	$9.51	39,500	$448
No shares repurchased between June 2020 and February 2021
March 1-31, 2021	19,777	$22.89	19,777	$—

Total	179,845	$11.15	179,845	$—

Note 4: Income taxes

We recognized income tax expense of $319,000 and $738,000 for the three and nine-month periods ended September 30, 2021, respectively, compared to $283,000 and $593,000 during the same periods of 2020. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2021, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, partially offset by an excess stock-based compensation benefit, as well as foreign statutory tax rate differentials.

Note 5: Leases

Generally, our leasing activity consists of office leases. In March 2019, we signed a new lease to move our corporate headquarters to Raleigh, North Carolina. As we continue our transition from a services-based company to a cloud-based platform company, the new lease affords us the ability to separate our warehouse from our corporate office. The new lease, which had a lease commencement date of October 2, 2019, is for 9,766 square feet and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of September 30, 2021. We recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

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

Lease liabilities totaled $2,105,000 as of September 30, 2021. The current portion of this liability of $367,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,738,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense	$87	$87	$261	$261
Variable lease expense	29	33	86	99
Total lease expense	$116	$120	$347	$360

The weighted-average remaining non-cancelable lease term for our operating leases was 6.2 years as of September 30, 2021. As of September 30, 2021, the weighted-average discount rate used to determine the lease liability was 3.8%. The future minimum lease payments to be made under non-cancelable operating leases on September 30, 2021, are as follows (in 000’s):

Year Ended December 31:
2021	$100
2022	359
2023	369
2024	379
2025	389
Thereafter	813
Total lease payments	2,409
Present value adjustment	(304)
Lease liability	$2,105

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

Note 6: Revenue

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended September 30,
Revenue Streams	2021		2020
Communications	$3,686	67.4%	$3,356	68.7%
Compliance	1,779	32.6%	1,526	31.3%
Total	$5,465	100.0%	$4,882	100.0%

	Nine months ended September 30,
Revenue Streams	2021		2020
Communications	$10,383	64.2%	$8,777	63.7%
Compliance	5,782	35.8%	5,005	36.3%
Total	$16,165	100.0%	$13,782	100.0%

We did not have any customers during the three and nine-month periods ended September 30, 2021 or 2020 that accounted for more than 10% of our revenue.

Note 7: Line of Credit

Effective October 3, 2019, the Company renewed its unsecured Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of September 30, 2021, the interest rate was 1.84% and the Company did not owe any amounts on the Line of Credit.

Effective October 3, 2021, the Company renewed its unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%. All other provisions remained the same.

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

Over the next several years, we expect the Communications portion of our business to continue to increase, both in terms of overall revenue and as compared to the Compliance portion of our business. Therefore, as noted below, for the year ended December 31, 2020, we began reporting our revenue as Communications and Compliance revenues rather than Platform & Technology and Services revenues as we have done in the past. Communications revenues were 64% of total revenue during the first nine months of 2021 and 2020. For the full year of 2020, Communications revenues were 64% of total revenue, which is a higher percentage of our total revenue as compared to 57% and 45% of revenues for the years ended December 31, 2019 and 2018, respectively. In 2021, the growth from our Communications business was led by increased demands for our ACCESSWIRE news brand as well as increased subscriptions of Platform id. In 2020, growth from our Communications business was led by the market demands for our events products that were upgraded to handle virtual needs in the industry, as well as our ACCESSWIRE news brand.

We plan to continue to invest in our Platform id. communications offerings as well as additional offerings that we intend to incorporate into our Communications product lineup. Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations and communications needs. We believe Platform id. can address all these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

We work with a diverse customer base, which includes not only corporate issuers and private companies, but also investment banks, professional firms, such as investor relations and public relations firms, as well as the accounting and legal communities. Our customers and their service providers utilize Platform id. and related solutions from document creation all the way to dissemination to regulatory bodies, news outlets, financial platforms and our customers’ shareholders. Private companies primarily use our news distribution and webcasting products and services to disseminate their message globally. Platform id.’s intelligent subscription platform guides thousands of customers through the process of communicating their message to a large audience.

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

ACCESSWIRE

Our press release offering, which is marketed under the brand ACCESSWIRE, is a news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. We believe ACCESSWIRE is becoming a competitive alternative in the newswire industry because we have been able to use our technological advancements to allow customers to self-edit releases or use our editorial staff as desired to edit releases. We also continue to expand our distribution points, improve our targeting and enhance our analytics reporting. During 2020 we released a new e-commerce element to our ACCESSWIRE product, whereby customers can self-select their distribution and then register, upload their press release and tell their story in minutes without contacting a sales or operational employee.

We believe the above strategy will enable us to continue to add new customers during the remainder of 2021 and beyond. We have also been able to maintain high gross margins while providing our customers flexible pricing, with options to pay per release or enter longer-term subscriptions for a designated package of releases. Currently, ACCESSWIRE is available within our Platform id. subscription, or as a stand-alone offering. Since the beginning of 2021, we have been removing unlimited newswire subscriptions to preserve the per unit pricing of our newswire products. This strategic change has decreased and may continue to decrease the number of net Platform id. subscriptions; however, the majority of these customers remain active, buying packages of releases, resulting in similar or greater average revenue.

Like other newswires globally, ACCESSWIRE is dependent upon several key partners for its news distribution. Disruption in any of our partnerships could have a materially adverse impact on ACCESSWIRE and our overall business.

ACCESSWIRE revenues and customers have increased each year compared to the prior year, a trend we expect to continue over the next several years. A significant portion of the growth has been due to increased private company customers, through either direct-sales, e-commerce or through partner and reseller relationships.

Newsroom

A natural expansion to our ACCESSWIRE and investor relations website business is a corporate Newsroom, which we began developing this year and recently brought to market during the middle of the third quarter of this year. This product offering can be an add-on to any customer’s ACCESSWIRE or Platform id. account. The Newsroom suite includes a custom newsroom page builder, a brand asset manager and contact manager.

Our Newsroom suite addresses the needs of our customers looking to build connections with media, journalists, its customers and if applicable the investment community. According to a recent survey from TekGroup, a majority of journalists and media professionals indicated the importance of newsrooms that includes digital media, press kits and video. We believe our Newsroom suite accomplishes this by including the following three components:

Newsroom page – a custom URL, self-publishing system for customers that automatically add ACCESSWIRE news to their newsroom and allows them the ability to add any other mention, article or post from the web to their newsroom. Customers can self-manage this platform and customize things like colors, font, logo, images, social integration, and contact and customer URLs from our platform.

Brand Asset Manager – a customizable library of images, video, press kits, which can be shared both privately and publicly, as well as integrated into the ACCESSWIRE editor for easy access of customers’ high- resolution images. Brand Asset Manager is one of the first media file managers built into the press release creation process. All assets are tagged to give our customers analytics for both views and downloads. Subsequent versions of this feature will allow for greater analytics as engagement occurs with our customers’ assets.

Contact Manager – a technology that allows our customers to provide their audiences the ability to quickly subscribe to alerts or notifications of a particular brand. Customers will have the ability to deliver their stories automatically or time based. Engagement and delivery reports will also be available to customers directly from their dashboard.

Webcasting & Events

Our webcasting and events business is comprised of our earnings call webcasting solutions and our virtual meeting and events software (such as annual meetings, deal/non-deal road shows, analyst days and shareholder days). The demand for these products with a virtual component was at an all-time high for us in 2020 in large part due to the COVID-19 pandemic. The industry overall has begun to see a reduction in the number of events, specifically annual meetings and deal/non-deal roadshows, as customers are relying on internal enterprise solutions or are returning to pre-pandemic travel and in-person meetings, reducing the need for a virtual component. However, for the nine months ended September 30, 2021, our events business has increased compared to pre-pandemic results from 2019 but has declined compared to 2020. We expect this heightened demand for virtual offerings will continue for the remainder of 2021, although, there can be no assurances it will continue in the future and may return to pre-pandemic levels.

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

Additionally, as a commitment to broadening the reach of our webcast platform, we broadcast live all earnings events, whether they are conducted on our platform or not, within our shareholder outreach module, which helps drive new audiences and give companies the ability to view their analytics and engagement of each event. In the first half of 2021, we released the first version of this real-time engagement and analytics dashboard to our customers using Platform id.

Our VisualWebcaster Platform (“VWP”) is a leading cloud-based webcast, webinar and virtual meeting platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel has significantly strengthened our webcasting product and Platform id. offering. The VWP technology gives us the ability to host thousands of webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include any type of virtual event. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers. As a result of COVID-19 and as noted above, most companies have been holding meetings virtually over the past 18 months, which has increased demand for this product. There can be no assurance that this demand will continue after the end of the pandemic.

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

Our Inline XBRL (Inline Extensible Business Reporting Language or “iXBRL”) product now includes upgrades that meet newly mandated SEC disclosure requirements. . These requirements began impacting most of our customers on June 15, 2021, however, we had a number of customers previously file using our iXBRL upgrades.

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

By adding a component of our webcasting and events business, we were able to offer a complete annual meeting solution, which incorporated real-time voting. For perspective, during 2019 approximately 300 North American public companies opted for a virtual component to their annual meeting compared to an estimated 4,000+ public companies in 2020. In 2021, it is estimated the market decreased its virtual component needs to an estimated 3,000 public companies. We experienced a proportionate decrease in the demand for our virtual annual meetings similar to that of the market in general. Although we believe a virtual component to an annual meeting is both a benefit to all shareholders and a corporate governance advantage, there can be no assurances this product has longevity in the market.

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

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2021	2020	2021	2020

Communications
Revenue	$3,686	$3,356	$10,383	$8,777
Gross margin	$2,882	$2,476	$7,839	$6,451
Gross margin %	78%	74%	75%	73%

Compliance
Revenue	$1,779	$1,526	$5,782	$5,005
Gross margin	$1,228	$1,019	$4,097	$3,329
Gross margin %	69%	67%	71%	67%

Total
Revenue	$5,465	$4,882	$16,165	$13,782
Gross margin	$4,110	$3,495	$11,936	$9,780
Gross margin %	75%	72%	74%	71%

Revenues

Total revenue increased by $583,000, or 12%, to $5,465,000 during the three-month period ended September 30, 2021, as compared to $4,882,000 during the same period of 2020. Total revenue increased by $2,383,000, or 17%, to $16,165,000 during the nine-month period ended September 30, 2021, compared to $13,782,000 during the same period of 2020. The increase was due to increases in both the Communications and Compliance revenue streams.

Communications revenue increased $330,000, or 10%, and $1,606,000, or 18%, during the three and nine-month periods ended September 30, 2021, respectively, as compared to the same periods of 2020. The increase in revenue is due primarily to an increase in revenue from our ACCESSWIRE news brand, as a result of both an increase in average price per release and an increase in volume. ACCESSWIRE revenue for the three and nine months ended September 30, 2021, increased approximately 31% and 37%, respectively, compared to the same periods of the prior year. We also benefited from an increase in subscriptions of Platform id. During the three and nine months ended September 30, 2021, we signed 40 and 126 new licenses of Platform id. with annual contract value of $306,000 and $1,029,000, respectively. This brings our total subscriptions of Platform id. to 418 with annual contract value of $3,499,000, as of September 30, 2021, compared to 341 subscriptions with annual contract value of $2,677,000 as of December 31, 2020. These increases were partially offset by a decrease in revenue from our events and webcasting business due to a lower demand for events, virtual annual meetings and virtual conferences. While revenue of this product decreased compared to the prior year, a year in which we experienced higher demand as a result of the COVID-19 pandemic, it still remains above the pre-pandemic levels of 2019. Communications revenue was 67% and 64% of total revenue during the three and nine months ended September 30, 2021, respectively, as compared to 69% and 64% during the same periods of the prior year.

Compliance revenue increased $253,000, or 17%, and $777,000, or 16%, during the three and nine-month periods ended September 30, 2021, as compared to the same periods of 2020. The increase in revenue during these periods is primarily related to an increase in revenue from print and proxy fulfillment services due to increased projects associated with annual meetings and special transactions. Revenue from our transfer agent services also increased during the periods due to an increase in corporate transactions and directives. Revenue from these two services tends to fluctuate from period to period depending on corporate transactions and market activity.

No customers accounted for more than 10% of the revenues during the three and nine-month periods ended September 30, 2021, or 2020.

Revenue Backlog

At September 30, 2021, our deferred revenue balance was $2,696,000, which we expect to recognize primarily over the next twelve months, compared to $2,212,000 at December 31, 2020, an increase of 22%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as advance billings for annual service contracts.

Cost of Revenues and Gross Margin

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Compliance cost of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and amortization of capitalized software costs related to our disclosure software. Cost of revenues decreased by $32,000, or 2%, and increased $227,000, or 6%, during the three and nine-month periods ended September 30, 2021, respectively, as compared to the same periods of 2020. Overall gross margin increased $615,000, or 18%, and $2,156,000, or 22%, during the three and nine-month periods ended September 30, 2021, respectively, as compared to the same periods of the prior year. Gross margin percentages increased to 75% and 74% during the three and nine months ended September 30, 2021, respectively, compared to 72% and 71% during the same periods of 2020.

Gross margin percentage from Communications revenue increased to 78% and 75% during the three and nine-month periods ended September 30, 2021, respectively, as compared to 74% and 73% during the same periods of 2020. The increase in gross margin percentage is primarily due to product mix, as a higher percentage of revenue during 2021 is from our newswire business compared to our events and webcasting business which generates a lower gross margin. Distribution costs were also lower during the period due to the mix of foreign and domestic news dissemination.

Gross margins from our Compliance revenue increased to 69% and 71% for the three and nine-month periods ended September 30, 2021, respectively, as compared to 67% for both periods of 2020. The increase in gross margin percentage was due to an increase in revenue from our transfer agent services as well as a decrease in amortization of capitalized software associated with our disclosure software.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $1,258,000 and $3,923,000 during the three and nine months ended September 30, 2021, an increase of $206,000, or 20%, and $458,000, or 13%, compared to the same periods of the prior year. The increase is primarily due to higher personnel expenses, insurance expense and professional fees during the three and nine months ended September 30, 2021.

As a percentage of revenue, general and administrative expenses were 23% and 24% for the three and nine-month periods ended September 30, 2021, respectively, compared to 22% and 25% for the same periods of 2020.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses and other marketing expenses. Sales and marketing expenses were $1,349,000 and $3,633,000 for the three and nine-month periods ended September 30, 2021, respectively, an increase of $376,000, or 39%, and $814,000, or 29%, compared to the same periods ended September 30, 2020. These increases are directly related to our investment in our sales and marketing initiatives with an increase in headcount, commissions and digital marketing.

As a percentage of revenue, sales and marketing expenses were 25% and 22% during the three and nine-month periods ended September 30, 2021, respectively, compared to 20% for both periods of the prior year.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses increased $161,000, or 76%, and $307,000, or 54%, during the three and nine-month periods ended September 30, 2021, compared to the same periods in 2020. The increase is due to an increase in headcount within the development team and use of more specialized consultants. We anticipate product development expenses to continue to increase relative to previous periods for the foreseeable future as we continue to update current products and develop new add-ons to Platform id. During the three and nine-month periods ended September 30, 2021, we capitalized $54,000 and $161,000, respectively, of costs related to the development of our newsroom product, which launched at the end of July 2021. No costs were capitalized during the three and nine months ended September 30, 2020.

As a percentage of revenue, product development expenses were 7% and 5% for the three and nine-month periods ended September 30, 2021, respectively, compared to 4% during both of the same periods of 2020.

Depreciation and Amortization

Depreciation and amortization expenses decreased $29,000, or 16%, and $143,000, or 24%, during the three and nine-month periods ended September 30, 2021, respectively, as compared to the same periods of 2020. The decrease is primarily related to intangible assets associated with the PIR acquisition that became fully amortized in the prior year.

Other income, net

Other income, net, for the three and nine months ended September 30, 2021, primarily represents a benefit of $366,000 related to the employee retention credit enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Also included in this line is interest income on deposit and money market accounts. For the prior year, other income, net also included the non-cash interest associated with the present value of the remaining anniversary payments of the Interwest acquisition.

Income tax (benefit) expense

We recognized income tax expense of $319,000 and $738,000 for the three and nine-month periods ended September 30, 2021, respectively, compared to $283,000 and $593,000 during the same periods of 2020. At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2021, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, partially offset by an excess stock-based compensation benefit, as well as foreign statutory tax rate differentials.

Liquidity and Capital Resources

As of September 30, 2021, we had $22,415,000 in cash and cash equivalents and $3,037,000 in net accounts receivable. Current liabilities at September 30, 2021, totaled $5,078,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses. At September 30, 2021, our current assets exceeded our current liabilities by $21,163,000.

Effective October 3, 2019, the Company renewed its unsecured Line of Credit, which increased the term to two years, with all other provisions remaining the same. The amount of funds available for borrowing are $3,000,000 and the interest rate is LIBOR plus 1.75%. As of September 30, 2021, the interest rate was 1.84% and the Company did not owe any amounts on the Line of Credit.

Effective October 3, 2021, the Company renewed its unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%. All other provisions remained the same.

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

While it is unknown how long current conditions resulting from the COVID-19 pandemic will last, including whether a worldwide resurgence will occur, variants of the virus will become more impactful or vaccines will be completely effective, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Physical, in-person conferences have been delayed and in the prior year there was a delay in transactions processed by the Depository Trust Company and banks and brokers in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue over the past 18 months. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 pandemic if a substantial portion of these customers are forced to scale back or cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Overall, the demand for our platforms and services continues to be stable in a majority of the segments we serve. Although we experienced a decline in our webcasting and events business since 2020, we are seeing increased demand from the pre-pandemic period for virtual events using both our conference software and webcasting products, as customers are opting to hold virtual meetings. During the first and second quarter of 2020, we were able to pivot portions of our platform to specifically address COVID-19 business limitations. This resulted in a new virtual annual meeting product, which combines our webcasting and proxy voting technology together. Additionally, we also upgraded technology of our conference software product to allow conferences to go entirely virtual and hold one-on-one meetings with audio, video and sharing features.

We believe these developments will assist us not only in delivering attractive solutions to the market, but also lead us into new opportunities during this changing and challenging environment. The extent to how long these shifts in demands will occur is uncertain at this time and could be longer than just 2020 and 2021. However, we cannot make any assurances at this time that our product upgrades will be accepted by customers and revenue will be significant enough to offset losses in other aspects of our business in the long-term.

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

We believe there is significant demand for our products around the world, led by our ACCESSWIRE newswire brand as companies seek to find better platforms and tools to disseminate and communicate their messages in a more efficient and collaborative way.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. During the nine months ended September 30, 2021, the Company continued the implementation of a new accounting system. While existing controls over financial reporting remained similar, such as segregation of duties, account reconciliation, reviews and approvals, among others, there is a heightened risk of misstatement upon conversion to a new system. The Company believes proper procedures were conducted during and after the implementation to ensure the associated risk was mitigated, however there can be no absolute assurance. The Company did not incur any significant issues throughout the implementation and continues to believe the internal control environment is effective with the new system.

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

Date: November 4, 2021

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer

