Form 10-K
period 2021-12-31
ISSUER DIRECT CORP
filed 2022-03-03
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

 ________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2021

________________

ISSUER DIRECT CORPORATION
(Name of small business issuer in its charter)

________________

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

One Glenwood Avenue, Suite 1001, Raleigh, NC 27603

(Address of Principal Executive Office) (Zip Code)

(919) 481-4000

(Registrant’s telephone number, including area code)

 ________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE American.

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

 ________________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s second fiscal quarter, was approximately $102,690,562 based on the closing price reported on the NYSE American as of such date.

As of March 3, 2022, the number of outstanding shares of the registrant’s common stock was 3,793,538.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of Issuer Direct Corporation, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided on our web site.

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

The following list of important risk factors is not all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are (please see full list of risk factors in Item 1A):

•	Dependence on key personnel.

•	Fluctuation in quarterly operating results related to transaction-based revenue.

•	Our ability to successfully integrate and operate acquired assets, businesses, ventures and/or subsidiaries.

•	Our ability to successfully develop new products and introduce them to the markets in which we operate.

•	Changes in laws and regulations that affect our operations and demand for our products and services.

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

Over the next several years, we expect the Communications portion of our business to continue to increase, both in terms of overall revenue and as compared to the Compliance portion of our business. Therefore, as noted below, for the year ended December 31, 2020, we began reporting our revenue as Communications and Compliance revenues rather than Platform & Technology and Services revenues as we have done in the past. Communications revenues were 64% of total revenue during the years ended December 31, 2021 and 2020, which is a higher percentage of our total revenue as compared to 57% and 45% of revenues for the years ended December 31, 2019 and 2018, respectively. In 2021, the growth from our Communications business was led by increased demands for our ACCESSWIRE newswire brand as well as increased subscriptions of Platform id. In 2020, growth from our Communications business was led by the market demands for our events products that were upgraded to handle virtual needs in the industry due to the COVID-19 pandemic, as well as our ACCESSWIRE newswire brand.

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

We work with a diverse customer base, which includes not only corporate issuers and private companies, but also investment banks, professional firms, such as investor relations and public relations firms, as well as the accounting and legal communities. Our customers and their service providers utilize Platform id. and related solutions from document creation all the way to dissemination to regulatory bodies, news outlets, financial platforms, and our customers’ shareholders. Private companies primarily use our news distribution and webcasting products and services to disseminate their message globally. Platform id.’s intelligent subscription platform guides thousands of customers through the process of communicating their message to a large audience.

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

ACCESSWIRE

Our press release offering, which is marketed under the brand ACCESSWIRE, is a news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. We believe ACCESSWIRE is becoming a competitive alternative in the newswire industry because we have been able to use our technological advancements to allow customers to self-edit releases or use our editorial staff as desired to edit releases. We also continue to expand our distribution points, improve our targeting and enhance our analytics reporting. During 2020 we released a new e-commerce element to our ACCESSWIRE product, whereby customers can self-select their distribution and then register, upload their press release, and tell their story in minutes without contacting a sales or operational employee. This has helped lead to ACCESSWIRE revenues and customers increasing each year compared to the prior year, a trend we expect to continue over the next several years.

We believe the above strategy will enable us to continue to add new customers throughout 2022 and beyond. We have also been able to maintain high gross margins while providing our customers flexible pricing, with options to pay per release or enter longer-term subscriptions for a designated package of releases. Currently, ACCESSWIRE is available within our Platform id. subscription, or as a stand-alone offering. Since the beginning of 2021, we have been removing unlimited newswire subscriptions to preserve the per unit pricing of our newswire products.

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

Our Newsroom suite addresses the needs of our customers looking to build connections with media, journalists, customers and if applicable the investment community. According to a survey from TekGroup, a majority of journalists and media professionals indicated the importance of newsrooms that include digital media, press kits and video. We believe our Newsroom suite accomplishes this by including the following three components:

Newsroom page - a custom URL, self-publishing system for customers that automatically adds ACCESSWIRE news to their newsroom and allows them the ability to add any other mention, article or post from the web to their newsroom. Customers can self-manage this platform to customize colors, font, logo, images, social integration, and contact and customer URLs.

Brand Asset Manager - a customizable library of images, video and press kits, which can be shared both privately and publicly, as well as integrated into the ACCESSWIRE editor for easy access of customers’ high- resolution images. Brand Asset Manager is one of the first media file managers built into the press release creation process. All assets are tagged to give our customers analytics for both views and downloads. Subsequent versions of this feature will allow for greater analytics as engagement occurs with our customers’ assets.

Contact Manager - a technology that allows our customers to provide their audiences the ability to quickly subscribe to alerts or notifications of a particular brand. Customers will have the ability to deliver their stories automatically or time based. Engagement and delivery reports will also be available to customers directly from their dashboard.

Webcasting & Events

Our webcasting and events business is comprised of our earnings call webcasting solutions and our virtual meeting and events software (such as annual meetings, deal/non-deal road shows, analyst days and shareholder days). The demand for these products with a virtual component was at an all-time high for us in 2020 in large part due to the COVID-19 pandemic. The industry overall has begun to see a reduction in the number of events, specifically annual meetings and deal/non-deal roadshows, as customers are relying on internal enterprise solutions or are returning to pre-pandemic travel and in-person meetings, reducing the need for a virtual component. However, for the year ended December 31, 2021, our events business has increased compared to pre-pandemic results from 2019 but has declined compared to 2020. We expect this heightened demand for virtual offerings will continue during at least the initial part of 2022, although, there can be no assurances it will continue beyond 2022 and may return to pre-pandemic levels.

Traditional earnings calls and webcasts are a highly competitive market with the majority of the business being driven from practitioners in investor relations and communications firms. We estimate there are approximately 5,000 companies in North America conducting earnings events each quarter that include a teleconference, webcast or both as part of their events. Platform id. also incorporates other elements of the earnings event, including earnings date/call announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this integrated full-service solution today, however, we believe our real-time event setup and integrated approach offers a more effective way to manage the process.

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

Our VisualWebcaster Platform (“VWP”) is a leading cloud-based webcast, webinar and virtual meeting platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel has significantly strengthened our webcasting product and Platform id. offering. The VWP technology gives us the ability to host thousands of webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include any type of virtual event. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers. As a result of COVID-19 and as noted above, most companies have been holding meetings virtually over the past two years, which has increased demand for this product. There can be no assurance that this demand will continue after the end of the pandemic.

Professional Conference and Events Software

At the end of 2018, we released a new module to Platform id., centered around the professional conference organizer (“PCO”). This subscription offering is being licensed to investor conference organizers, which in the aggregate we believe held an estimated 1,000 plus events a year prior to 2020. This number significantly decreased in 2020 and is expected to remain at significantly decreased levels in the near future and possibly long-term as a result of COVID-19. Our professional conference and events software, which is available as a mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. This cloud-based product can be used in a virtual or in person conference setting and is integrated within Platform id. to enhance our Communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting. We believe this integration gives us a unique offering for PCOs that is not available elsewhere in the market. We believe entering this business expands our current Communications revenue base and assists in making Platform id. a platform of choice for investment banks, issuers and investors.

Investor Relations Websites

Our investor relations content network is another component of Platform id., which is used to create the investor relations tab of a company’s website. This investor relations content network is a robust series of data feeds including news feeds, stock feeds, fundamentals, regulatory filings, corporate governance and many other components which are aggregated from most of the major exchanges and news distribution outlets around the world. Customers can subscribe to one or more of these data feeds or as a component of a fully designed and hosted website for pre-IPO companies, SEC reporting companies and partners seeking to display our content on their corporate sites. The clear benefit to our investor relations content network is its integration into Platform id. As such, companies can produce content for public distribution and it is automatically linked to their corporate website, distributed to targeted groups and placed into our data feed partners.

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

Annual Meeting / Proxy Voting Platform

During early 2020, we upgraded our webcasting and annual meeting platform to bring to market a virtual annual meeting solution. This solution provides our customers the ability to conduct their annual meetings in a fully virtual manner as was and continues to be often required during the COVID-19 pandemic. Our solution incorporates shareholder and guest registration, voting integration, real-time statistics on attendance, audio video and presentation features as well as fully managed meeting managers and inspector of elections.

By adding a component of our webcasting and events business, we were able to offer a complete annual meeting solution, which incorporated real-time voting. For perspective, during 2019 approximately 300 North American public companies opted for a virtual component to their annual meeting compared to an estimated 4,000+ public companies in 2020. In 2021, it is estimated the market decreased its virtual component needs to an estimated 3,000 public companies, as companies began to use internal solutions. We experienced a proportionate decrease in the demand for our virtual annual meetings similar to that of the market in general. Although we believe a virtual component to an annual meeting is both a benefit to all shareholders and a corporate governance advantage, there can be no assurances this product has longevity in the market.

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

Our overall strategy includes:

Expansion of Customer Base

We expect to continue to see demand for our products within our customer base and in the industries we serve. As we continue to transition from a services-oriented business, our focus is to migrate customer contracts over to subscription-based contracts that are typically with terms of one year or greater. We believe this will help us move from a transaction-based revenue model to a recurring subscription-based revenue model, which may give us more consistent, predictable revenue patterns and hopefully create longer lasting customer relationships.

 Additionally, as part of our customer expansion efforts, we are committed to working beyond the single point of contact and into the entire C suite (CEO, CFO, IRO, CMO, Corporate Communications Director, Corporate Secretary, etc.) of an organization which we believe will help drive subscription revenues per customer.

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

New Offerings

During 2022 and going forward, we plan to continue to innovate, improve and build new applications into and with our platform, with the objective of developing integrated application solutions that are typically not offered by our competitors. As a company focused on technology offerings, we understand the importance of advancements and fully appreciate the risks and consequences of losing our market position if our product offerings become obsolete.

Each year we bring to market certain platform upgrades, add-ons, and new offerings that we believe will complement our overall platform solutions. We believe our innovation and platform technology efficiencies continue to be a competitive advantage and focus for us.

Part of our continued strategy from 2020 will be to continue to meet the virtual event market demands, in both our conference business, annual meeting business and shareholder communications business. We have benefited over the last two years from these virtual events and believe we will continue to do so through hybrid (both in-person and virtual) as public gathering restrictions begin to ease.

We also have a slate of product platform enhancements coming this fiscal year as we have had in the past, that will help our customers stay connected with their customers, shareholders and constituent base. Specifically, these advancements will be centered around our communications business, whereby we will be adding analytical components and databases to aid in the discovery of a company’s brand. Additionally, we have other strategic upgrades to Platform id. that we believe will both increase customer retention and annual revenue per customer.

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

Sales and Marketing

During 2021, we continued to strengthen our brands in the market by working aggressively to expand our customer footprint and continue to cross sell to increase average revenue per customer. Since our platform, systems and operations are built to handle growth, we can leverage them to produce consistently high margins and increased cash flows without a proportional increase in our capital or operating expenses.

Our sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2021 with a multi-tier organization of sales personnel, consisting of Sales Development Representatives, Business Development Managers and Strategic Account Managers. During 2021, we also maintained an inbound digital sales and marketing group to manage all inbound leads and focus on e-commerce and digital marketing relating to the portions of our platform we believe may be attractive for online purchases. We believe this structured approach is the most efficient and effective way to reach new customers and grow our current install base. The total compensation packages for these teams are heavily weighted with commission compensation to incent sales and retention. All members of the sales team have quotas. As of December 31, 2021, we employed 30 full-time equivalent sales and marketing personnel compared to 29 as of December 31, 2020.

Our marketing organization has been focused on both new customer acquisition as well as campaigns to educate current customers on the advantages of using our entire Platform id. offerings. Additionally, our marketing team has expanded their focus on investor conferences, strategic partnerships and private company marketing activities in order to continue to scale our business long term.

Cybersecurity

In all our offerings, quality, support, and scalability as well as the need to preserve the confidential content of our customers are of utmost importance and part of our core values. We continue to maintain agreements with security software and hardware providers and consulting firms to identify, address and create policies and plans which enable us to mitigate our cybersecurity and information vulnerabilities on both a short-term and long-term basis. We believe having a solid cyber and information security policy is not only necessary to maintain our current business model but also is important to attract new customers. During the latter half of 2021, we spent considerable amounts of time building processes, internal controls and systems requirements to adhere to the American Institute of Certified Public Accountants (“AICPA”) criteria for a Service Organization Control 2 (“SOC 2”) report. As a result, we have achieved a favorable SOC 2 audited opinion for the period ended November 30, 2021. We plan to continue to work closely with these firms, as well as our audit partner, to maintain these commitments and system requirements.

Industry Overview

According to a 2021 Burton-Taylor Media Intelligence report, the global communications technology market is almost $5 billion in annual revenue. This total includes spending on social media solutions, media monitoring, press release targeting and distribution, and investor relations platforms globally. A key driver of growth in our industry is the introduction of new innovative technologies and solutions. We believe our technology and workflow automation solutions will help us gain market share within the industry.

Initially, the webcasting and virtual event side of the communications industry was greatly impacted by the COVID-19 pandemic as demand significantly increased for virtual events due to cancelled live, in-person events, meetings and conferences. Toward the end of the first quarter of 2020, we began enhancing our products by adding virtual components, as well as focusing our selling efforts on our webcasting technologies. However, the heightened demand for these virtual events began to ease as restrictions began to be lifted in 2021.

The communications industry also benefits from increased regulatory requirements and the need for platforms and systems to manage these new regulations. Additionally, the industry, along with cloud-based technologies, have matured considerably over the past several years, whereby corporate issuers and communication professionals are seeking platforms and systems to do some, if not all the work themselves. We believe we are well positioned in this new environment to benefit from subscriptions and further advancements of Platform id.

The compliance industry is highly fragmented, with hundreds of independent service companies that provide a range of financial reporting and document management services. There is also a wide range of printing and technology software providers. The demands for many of our services historically have been cyclical and reliant on capital market activity. Over the past few years, we have been offering subscriptions which combine both compliance software and service in one annual contract. We believe this offering affords us the ability to reduce our revenue seasonality and provide a new baseline of recurring annualized revenue.

Competition

Despite some significant consolidation in recent years, the communications and compliance industries remain both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality and the ability to service customer demands. Management has been focused on offsetting the risks relating to competition as well as the seasonality by introducing our cloud-based subscription platforms, with higher margins, clear competitive advantages, higher customer stickiness and scalability to withstand market and pricing pressures.

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

Customers

Our customers include a wide variety of public and private companies, mutual funds, law firms, brokerage firms, investment banks, individuals, and other institutions. For the year ended December 31, 2021, we worked with 8,045 Customers, compared to 6,668 for the year ended December 31, 2020. The increase in customers is primarily related to additional agencies we began to partner with during the year as well as direct sales to private companies in our newswire business. We did not have any customers during the year ended December 31, 2021 that accounted for more than 10% of our revenue or more than 10% of our year end accounts receivable balance as of December 31, 2021.

Human Capital and Culture

As of December 31, 2021, we employed eighty-six employees and independent contractors, none of which are represented by a union. Our employees work in our corporate offices in North Carolina and in other offices throughout North America.

We recognize and value our people as our most important asset in achieving our strategic goals and growing an industry leading communications and compliance company. We are continually working on a human resources strategy that helps drive the right culture, leadership, talent management, performance, reward and recognition, personal development, and ways of working to ensure we achieve our strategic goals while our people benefit from an exceptional experience. Our focus areas in creating a working environment that draws out the best in our employees and allows them to fulfil their potential and support our goals are as follows:

•	Attract, identify, develop and retain high-performing employees across all areas.
•	Develop and support the growth of management and leadership.
•	Enable the development of a high-performance culture in which staff performance can be supported, rewarded, enhanced and managed effectively.
•	Foster a values-based culture focused on diversity, equity, inclusion, well-being, and positive staff engagement.
•	Develop a total reward approach which is valued by staff and facilitates company objectives.
•	Provide excellent core human resources, professional development and health and safety services across all departments to enable the effective operation of the Company.

Our recruitment strategy is based on identifying top talent, predominantly via existing networks and referrals, and offering competitive compensation packages that combine salary, benefits, equity and a bonus plan. We apply a wide range of retention initiatives that include rewarding high-performance, and opening opportunities for progression and career development. Identification of high-performing talent is linked to succession planning and development of the future-workforce is embedded in employee professional development plans.

We attempt to set clear standards with respect to generating an open and transparent working environment in which everyone has a voice. We believe this invokes effective personal development discussions and provides the opportunity to conduct performance reviews supported by transparent data and open conversation.

We are dedicated to embedding Diversity, Equity and Inclusion (“DEI”) as an important part of developing our culture through delivery of innovative initiatives and internal workshops, ensuring that DEI policies touch on all aspects of the Company from recruitment practices to company behavior/operating frameworks. These policies will also be reviewed periodically as required and updated accordingly.

We strive to deliver a total reward strategy which appropriately supports achievement of our goals and will help position us as an employer of choice which employees value and understand. This will undergo periodic review to ensure we are able to attract and retain top talent in a financially sustainable way.

All our human resource initiatives are supported by key performance indicators to monitor their effectiveness and gain insight into gaps that can be addressed quickly and ensure our overall human resource strategy is adapted as required and maintained to a high degree.

Facilities

Our headquarters are located in Raleigh, North Carolina. In October 2019, we began a new lease for 9,766 square feet of office space, which expires December 31, 2027.

As part of our acquisition of VWP, we assumed a three-year lease in Ft. Lauderdale, Florida, which expired on January 3, 2022 and we did not renew. Additionally, we have an office in Salt Lake City, Utah, which is on a short-term lease and expect to vacate in 2022. We intend to monitor the needs of our employees both in a remote and on-site basis and will make the necessary adjustments to our locations as needed.

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

Our objective is to assist corporate issuers with these regulations, communication and compliance of rules imposed by regulatory bodies. The majority of our business involves the distribution of content, either electronically or on paper, to governing bodies and shareholders alike. We are recognized under these regulations to disseminate, communicate and or solicit on behalf of our customers, the issuers.

ITEM 1A. RISK FACTORS.

Forward-Looking and Cautionary Statements

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this Annual Report on Form 10-K before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you could lose some or all your investment.

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

Our revenue growth rate in past periods relating to our Communications revenue stream may not be indicative of its future performance.

We experienced a revenue growth rate of 18% from 2020 to 2021, 28% from 2019 to 2020, 45% from 2018 to 2019, 22% from 2017 to 2018 and 55% from 2016 to 2017 with respect to our Communications revenue stream. Throughout these years, most of the growth has been due to the success of our ACCESSWIRE newswire brand. In 2020, much of the growth came from demand for our events products that were upgraded to handle virtual needs in the industry as a result of the COVID-19 pandemic. Additionally, acquisitions of VWP in January 2019 and FSCwire in July 2018 have contributed to the growth. Our historical revenue growth rate of the Communications revenue stream is not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability and our stock price may be negatively impacted.

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

As noted, our ACCESSWIRE brand has been vital to the increase in revenue associated with our Communications business. ACCESSWIRE is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other shareholder communications services. During the second quarter of 2019, one of our key partners made an industry-wide decision to no longer accept investor commentary content. A significant portion of our historical ACCESSWIRE revenue was generated from this type of content, which significantly affected revenue going forward. Further disruption in any of these partnerships could have a material adverse impact on our business and financial results and the inability to procure new key partners could impact the growth of the ACCESSWIRE brand, particularly with respect to public company news distribution. Additionally, ACCESSWIRE is highly dependent on technology and any performance issues with this technology could have a material impact on our ability to serve our customers and thus our ability to generate revenue.

Failure to manage our growth may adversely affect our business or operations.

Since 2013, we have experienced overall growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our executive management team and employees and on our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from twenty-four employees and contractors as of December 31, 2012 to eighty-six (including eight independent contractors) as of December 31, 2021. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

•	scale our operations and increase productivity;

•	address the needs of our customers;

•	further develop and enhance our existing solutions and offerings; and

•	develop new technology.

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

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. We have undertaken measures to protect our employees, partners and customers by requiring a majority of our employees to work remotely at certain times. There can be no assurance that these measures will be effective or that we can continue to adopt them without adversely affecting our business operations. In addition, the COVID-19 outbreak has created and may continue to create significant uncertainty in global financial markets, which may materially decrease spending, demand for our solutions, the viability of our customers and the value of our assets, which would significantly harm our business and results of operations. The ultimate extent of the impact of any epidemic, pandemic or other health crisis in our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

If we fail to keep our customers’ information confidential or if we handle their information improperly, our business and reputation could be significantly and adversely affected.

If we fail to keep customers’ proprietary information and documentation confidential, we may lose existing customers and potential new customers and may expose them to significant loss of revenue based on the premature release of confidential information. While we have security measures in place to protect customer information and prevent data loss and other security breaches, these measures may be breached as a result of third-party action, employee error, malfeasance or otherwise. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

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

We must adapt to rapid changes in technology and customer requirements to remain competitive.

The market and demand for our products and services, to a varying extent, have been characterized by:

•	technological change;

•	frequent product and service introductions; and

•	evolving customer requirements.

We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to:

•	enhance our existing products and services;

•	gain market acceptance.

•	successfully develop new products and services that meet increasing customer requirements; and

To achieve these goals, we will need to continue to make substantial investments in sales and marketing. We may not:

•	be successful in developing product and service enhancements or new products and services on a timely basis, if at all; or

•	be able to market successfully these enhancements and new products once developed.

Further, our products and services may be rendered obsolete or uncompetitive by new industry standards or changing technology.

Our business could be harmed if we do not successfully manage the integration of any business that we have acquired or may acquire in the future. These risks include, among other things:

•	the difficulty of integrating the operations and personnel of the acquired businesses into our ongoing operations;

•	the potential disruption of our ongoing business and distraction of management;

•	the potential for new cyber-security risks to existing operations that weren’t previously mitigated:

•	the difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays relating to completing acquired development projects and technology integration;

•	a potential increase in our indebtedness and contingent liabilities, which could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•	the management of geographically remote units;

•	the establishment and maintenance of uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	risks of entering markets or types of businesses in which we have either limited or no direct experience;

•	the potential loss of key employees and/or customers of the acquired businesses; and

•	potential unknown liabilities, such as liability for hazardous substances, or other difficulties associated with acquired businesses.

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

Our subscription renewal or upgrade rates may decline due to various factors which may impact our future revenue and operating results.

Our business depends substantially on customers renewing their subscriptions with us, specifically Platform id., and expanding their use of our products. Our customers have no obligation to renew their subscriptions for our products after the expiration of their initial subscription period. We may not accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our products, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and products, more subscriptions or enhanced editions of our products to our current customers. If our efforts to sell additional solutions and products to our customers are not successful, our growth and operations may be impeded. In addition, any decline in our customer renewals or failure to convince our customers to broaden their use of our products would harm our future operating results.

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

The computation of sales and use taxes and our provision for income tax is complex, as it is based on the laws of multiple taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for such tax provisions under U.S. generally accepted accounting principles. Since sales and use tax varies by state, it may be difficult to determine taxability of our products and services in each state and remain current on frequently changing laws. Additionally, provisions for income tax for interim quarters are based on forecasts of our U.S. and non-U.S. effective tax rates for the year and contain numerous assumptions. Various items cannot be accurately forecasted, and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted by things such as changes in our business, internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative developments, tax audit determinations, changes in uncertain tax positions, tax deductions attributed to equity compensation and changes in our determination for a valuation allowance for deferred tax assets. For all of these reasons, our actual income taxes may be materially different than our provision for income tax.

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

Because we are a smaller reporting company, our independent registered public accounting firm was not required to and did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2021.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTY.

Our headquarters are located in Raleigh, North Carolina. In October 2019, we began a new lease for 9,766 square feet of office space, which expires December 31, 2027.

As part of our acquisition of VWP, we assumed a three-year lease in Ft. Lauderdale, Florida, which expired on January 3, 2022 and we did not renew. Additionally, we have an office in Salt Lake City, Utah, which is on a short-term lease and expect to vacate in 2022. We intend to monitor the needs of our employees both in a remote and on-site basis and will make the necessary adjustments to our locations as needed.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for common stock

Our common stock is listed on the NYSE American under the symbol “ISDR”. The following table sets forth for the periods indicated the high and low closing prices of our common stock for the following periods.

	High	Low
Year ended December 31, 2021
Quarter Ended March 31, 2021	$25.42	$17.30
Quarter Ended June 30, 2021	29.00	22.70
Quarter Ended September 30, 2021	28.60	25.24
Quarter Ended December 31, 2021	$32.27	$24.63
Year ended December 31, 2020
Quarter Ended March 31, 2020	$12.38	$8.88
Quarter Ended June 30, 2020	11.91	8.65
Quarter Ended September 30, 2020	19.88	10.05
Quarter Ended December 31, 2020	$23.50	$17.51

Holders of Record

As of December 31, 2021, there were approximately 150 registered holders of record of our common stock and 3,793,538 shares outstanding.

Issuer Purchases of Equity Securities

On August 7, 2019, we publicly announced a share repurchase program under which we were authorized to repurchase up to $1,000,000 of our common shares. On March 16, 2020, we publicly announced that we increased the share repurchase program to repurchase up to $2,000,000 of our common shares. As of March 31, 2021, we completed the repurchase program by purchasing a total of 179,845 shares as shown in the table below ($ in 000’s, except share or per share amounts):

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

Dividends

We did not pay any dividends during the years ended December 31, 2021 and 2020. There can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

COMPARISON OF CUMULATIVE TOTAL RETURN

Performance Comparison Graph

The graph below matches the cumulative 5-Year total return of holders of Issuer Direct Corporation’s common stock with the cumulative total returns of the Russell MicroCap index and a customized peer group of three companies that includes: Broadridge Financial Solutions Inc, Donnelley Financial Solutions Inc and Workiva Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2016 and tracks it through 12/31/2021.

We make no representation to the peer group market caps being similar to that of Issuer Direct, however these peers do represent a fair and accurate list of the companies that Issuer Direct competes with that are in fact public.

	12/16	12/17	12/18	12/19	12/20	12/21

Issuer Direct Corporation	100.00	207.36	129.36	133.23	199.56	335.66
Russell MicroCap	100.00	113.17	98.36	120.43	145.67	173.84
Peer Group	100.00	135.74	149.81	190.22	262.39	338.96

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

Summary of Operations for the periods ended December 31, 2021 and 2020 (in 000’s).

	Year Ended December 31,
	2021	2020
Statement of Operations
Revenue	$21,883	$18,526
Cost of revenues	5,748	5,415
Gross margin	16,135	13,111
Operating costs	12,392	10,417
Operating income	3,743	2,694
Other income, net	369	136
Income before taxes	4,112	2,830
Income tax expense	821	724
Net income	$3,291	$2,106

Concentrations:

For the years ended December 31, 2021 and 2020, we generated revenues from the following revenue streams as a percentage of total revenue:

	2021	2020
Revenue
Communications	64.2%	64.1%
Compliance	35.8%	35.9%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase for the years ended December 31, 2021 and 2020 ($ in 000’s):

	2021	2020	% change
Revenue
Communications	$14,058	$11,870	18.4%
Compliance	7,825	6,656	17.6%
Total	$21,883	$18,526	18.1%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission, including Item 1A of this Report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of this report. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-K are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Results of Operations

Comparison of results of operations for the years ended December 31, 2021 and 2020 (in 000’s):

Revenue	2021	2020
Communications
Revenue	$14,058	$11,870
Gross margin	$10,657	$8,718
Gross margin %	76%	73%

Compliance
Revenue	7,825	6,656
Gross margin	5,478	4,393
Gross margin %	70%	66%

Total
Revenue	$21,883	$18,526
Gross margin	$16,135	$13,111
Gross margin %	74%	71%

Revenues

Total revenue increased by $3,357,000, or 18%, to $21,883,000 during the year ended December 31, 2021, as compared to $18,526,000 in 2020. The increase is attributable to increased revenue in both our Communications and Compliance revenue streams.

Communications revenue increased $2,188,000, or 18%, to $14,058,000 for the year ended December 31, 2021, as compared to $11,870,000 during 2020. The increase in revenue is primarily attributable to an increase in revenue from our ACCESSWIRE newswire brand, because of both an increase in average price per release and an increase in volume. During the year, ACCESSWIRE revenue increased over 35% compared to the prior year. We also generated increased revenue from licenses of our investor relations websites and data feeds. These increases were partially offset by a decrease in events and webcasting revenue due to lower demand for events, virtual annual meetings, and virtual conferences. While revenue from this business decreased compared to the prior year, a year in which we experienced higher demand as a result of the COVID-19 pandemic, it is still above the pre-pandemic levels of 2019. Communications revenue remained 64% of total revenue during the year.

Compliance revenue increased $1,169,000, or 18%, during the year ended December 31, 2021, as compared to 2020. The increase in revenue is primarily related to an increase in revenue from print and proxy fulfilment services due to increased projects associated with annual meetings and special transactions. Revenue from our transfer agent services also increased during the year due to an increase in corporate transactions and directives. Revenue from these two services tends to fluctuate from period to period depending on corporate transactions and market activity.

2021 Revenue Backlog

As of December 31, 2021, our deferred revenue balance was $3,086,000, a majority of which we expect to recognize over the next twelve months, compared to $2,212,000 at December 31, 2020, an increase of 40%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as advance billings for annual service contracts.

Cost of Revenues

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Compliance cost of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and amortization of capitalized software costs related to our disclosure software. Cost of revenues increased by $333,000, or 6%, during the year ended December 31, 2021, as compared to the same period of 2020. Overall gross margin increased $3,024,000, or 23%, during the year ended December 31, 2021, compared to 2020. As a result, overall gross margin percentage increased to 74% during the year ended December 31, 2021, as compared to 71% during the prior year. The increase in cost of revenues is due partially to an increase in labor costs associated with delivering our newswire revenue, an increase in distribution costs as we continue to expand our distribution capabilities and an increase in print, postage and fulfillment costs associated with delivering revenue from our print and proxy fulfillment services. These increases were offset by decreases in amortization of capitalized software as well as decreases in teleconferencing and other costs associated with our events and webcasting business.

Gross margin percentage associated with our Communications revenue was 76% for the year ended December 31, 2021, compared to 73% for 2020. The increase in gross margin percentage is primarily attributable to the addition of revenue associated with our ACCESSWIRE business.

Gross margin percentage associated with our Compliance revenue was 70% for the year ended December 31, 2021 compared to 66% for 2020. The increase in gross margin percentage associated with our Compliance revenue was due to an increase in revenue from our transfer agent services as well as a decrease in amortization of capitalized software associated with our disclosure software.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses were $5,491,000 for the year ended December 31, 2021, an increase of $462,000 or 9%, as compared to the prior year. This increase is primarily due to an increase in employee-related costs as well as professional fees associated with corporate initiatives, including merger and acquisition related expenses, and insurance expense. General and administrative expenses in 2020 included a one-time expense related to an accrual of $350,000 for sales and use tax compliance.

As a percentage of revenue, General and Administrative expenses were 25% for the year ended December 31, 2021, as compared to 27% for 2020.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses and other marketing expenses. Sales and marketing expenses were $5,079,000 for the year ended December 31, 2021, an increase of $1,267,000, or 33%, as compared to the prior year. This increase is directly related to our investment in our sales and marketing initiatives with an increase in headcount, commissions, and digital marketing.

As a percentage of revenue, sales and marketing expenses were 23% for the year ended December 31, 2021 compared to 21% for 2020.

Product Development

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses increased $394,000, or 48%, to $1,219,000 during the year ended December 31, 2021, as compared to 2020. The increase is due to an increase in headcount within the development team and use of more specialized consultants. During the year ended December 31, 2021, we capitalized $215,000 of costs related to the development of our newsroom product, which launched during the third quarter of 2021. No costs were capitalized during the year ended December 31, 2020.

As a percentage of revenue, Product Development expenses were 6% for the year ended December 31, 2021, as compared to 4% for 2020.

Depreciation and Amortization

During the year ended December 31, 2021, depreciation and amortization expenses decreased by $148,000, or 20%, to $603,000, as compared to $751,000 during 2020. The decrease is primarily related to intangible assets associated with the acquisition of PIR that became fully amortized during the prior year.

Other income, net

For the year ended December 31, 2021, Other income, net, primarily represents a benefit of $366,000 related to the employee retention credit enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). For the year ended December 31, 2020, Other income, net relates to an $80,000 gain on extinguishment of debt associated with the final anniversary payment related to our 2017 acquisition of Interwest Transfer Company (“Interwest”) in 2017 as well as interest income on deposit and money market accounts. These items are partially offset by the non-cash interest associated with the present value of the anniversary payments of the Interwest acquisition.

Income Taxes

We recorded income tax expense of $821,000 during the year ended December 31, 2021, compared to $724,000 during the year ended December 31, 2020. The increase in income tax expense is attributable to higher pre-tax income for the year ended December 31, 2021. The difference in our effective tax rate of 20% and the statutory rate of 21% was due to the effect of an equity-based compensation benefit, return to provision adjustment arising from a Sec. 986 loss from previously taxed earnings and profits resulting from the liquidation of Issuer Direct Ltd., Foreign Derived Intangible Income deductions and foreign tax differentials, partially offset by state income taxes.

For the year ended December 31, 2020, the difference between our effective tax rate of 26% and the federal statutory rate of 21% is primarily due to state income taxes.

Liquidity and Capital Resources

As of December 31, 2021, we had $23,852,000 in cash and cash equivalents and $3,291,000 in net accounts receivable. Current liabilities as of December 31, 2021, totaled $5,802,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses. At December 31, 2021, our current assets exceeded our current liabilities by $22,091,000.

Effective October 3, 2021, we renewed our unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%. The amount of funds available for borrowing remained $3,000,000 and the term remained two years. As of December 31, 2021, the interest rate was 1.80% and we did not owe any amounts on the Line of Credit.

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

While it is unknown how long current conditions resulting from the COVID-19 pandemic will last, including whether a worldwide resurgence will occur, variants of the virus will become more impactful or vaccines will be completely effective, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Physical, in-person conferences have been delayed and in the prior year there was a delay in transactions processed by the Depository Trust Company and banks and brokers in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue over the past 21 months. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 pandemic if a substantial portion of these customers are forced to scale back or cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Overall, the demand for our platforms and services continues to be stable in a majority of the segments we serve. Although we experienced a decline in our webcasting and event business since 2020, we are seeing increased demand compared to the pre-pandemic period for virtual events using both our conference software and webcasting products, as customers are opting to hold virtual meetings. During the first and second quarter of 2020, we were able to pivot portions of our platform to specifically address COVID-19 business limitations. This resulted in a new Virtual Annual Meeting product, which combines our webcasting and proxy voting technology together. Additionally, we also upgraded technology of our conference software product to allow conferences to go entirely virtual and hold one-on-one meetings with audio, video and sharing features.

We believe these developments will assist us in not only delivering attractive solutions to the market, but also lead us into new opportunities during this changing and challenging environment. The extent to how long these shifts in demands will occur is uncertain at this time and could be longer than just 2020 and 2021. However, we cannot make any assurances at this time that our product upgrades will be accepted by customers and revenue will be significant enough to offset losses in other aspects of our business in the long-term.

The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during 2022:

•	Expanding our Communications products and adapting to this changing industry,

•	Evaluating and completing acquisitions in areas of strategic focus,

•	Expanding our Communications sales and marketing teams and digital marketing strategy,

•	Expanding customer base,

•	Expanding our newswire distribution,

•	Investing in technology advancements and upgrades,

•	Generating profitable sustainable growth

•	Generating cash flows from operations.

We believe there is significant demand for our products around the world, led by our ACCESSWIRE newswire brand, as companies seek to find better platforms and tools to disseminate and communicate their messages in a more efficient and collaborative way.

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

Critical Accounting Policies and Estimates

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

Substantially all our revenue comes from contracts with customers for subscriptions to our cloud-based products or contracts for Communications and Compliance products and services. Customers consist of public corporate issuers and professional firms, such as investor and public relations firms. In the case of news distribution and webcasting offerings, customers also include private companies. We account for a contract with a customer when there is an enforceable contract between us and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. Our revenues are measured based on consideration specified in the contract with each customer.

Our contracts include either a subscription to our entire platform or certain modules within the platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, we account for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. We separate revenue from our contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or the entire Platform id. Communications module, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings or other events on a per event basis. Performance obligations of Compliance contracts include providing subscriptions to our cloud-based Platform id. Compliance module, Whistleblower module or other stand-ready obligations to deliver services and annual report printing and distribution. Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. Our subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, we have elected the optional exemption that allows us not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

We recognize revenue for subscriptions evenly over the contract period, upon distribution for per release contracts and upon event completion for webcasting and virtual annual meeting events. For service contracts that include stand ready obligations, revenue is recognized evenly over the contract period. For all other services delivered on a per project or event basis, the revenue is recognized at the completion of the event. We believe recognizing revenue for subscriptions and stand ready obligations using a time-based measure of progress, best reflects our performance in satisfying the obligations.

For bundled contracts, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the subscription or service. If a standalone selling price is not directly observable, we use the residual method to allocate any remaining price to that subscription or service. We review standalone selling prices, at least annually, and update these estimates if necessary.

Accounts Receivable and Allowance for Doubtful Accounts

We monitor outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit is granted on an unsecured basis. The allowance for doubtful accounts is estimated based on an assessment of our ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of our customers were to deteriorate, resulting in their inability to make the required payments, we may be required to record additional allowances or charges against revenues. Given the current environment of the COVID-19 pandemic additional attention has been paid to the financial viability of our customers. We generally write-off accounts receivable against the allowance when we determine a balance is uncollectible and no longer actively pursue its collection.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in the financial statements, if applicable.

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

Lease Accounting

We determine if an arrangement is a lease at inception. Operating lease agreements are primarily for office space and are included within lease right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments consist of non-lease services related to the lease and payments under operating leases classified as short-term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of the leases do not provide an implicit rate, we use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets include any lease payments due and exclude lease incentives. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $23,852,000 and $19,556,000 at December 31, 2021 and 2020, respectively. We did not hold any marketable securities as of December 31, 2021 or 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the two years ended December 31, 2021 and 2020, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our chief executive officer and principal accounting officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 31, 2021, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Principal Accounting Officer, do not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) updated Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

During the year ended December 31, 2021, the Company implemented a new accounting system. While existing controls over financial reporting remained similar, such as segregation of duties, account reconciliation, reviews and approvals, among others, there is a heightened risk of misstatement upon conversion to a new system. The Company believes proper procedures were conducted during and after the implementation to ensure the associated risk was mitigated, however there can be no absolute assurance. The Company did not incur any significant issues throughout the implementation and continues to believe the internal control environment is effective with the new system.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2022 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2021” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS.

(a) Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Form S-3 filed on May 10, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 12, 2014)
10.1	2014 Equity Incentive Plan (incorporated by reference to Annex A to the Schedule 14A filed on April 2, 2014)
10.2	Executive Employment Agreement dated April 30, 2015 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2014)
10.3	Executive Employment Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2015)
10.4	Incentive Stock Option Grant and Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 19, 2015)
10.5	Indemnification Agreement dated November 19, 2015 with Steven Knerr (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 19, 2015)
10.6	First Amendment to 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 13, 2016
10.7	Second Amendment to 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on April 28, 2020)
10.8	First Amendment to Executive Employment Agreement dated May 4, 2017 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2017)
10.9	First Amendment to Executive Employment Agreement dated May 4, 2017 with Steven Knerr (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2017)
10.10	Stock Purchase Agreement dated October 2, 2017 with Kurtis D. Hughes (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 3, 2017)
10.11	Stock Purchase Agreement dated July 3, 2018 with ACCESSWIRE Canada Ltd. and Fred Gautreau (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 5, 2018)
10.12	Stock Repurchase Agreement dated November 28, 2018 with EQS Group AG (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 4, 2018)
10.13	Asset Purchase Agreement dated January 3, 2019 with Onstream Media Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2019)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Principal Accounting Officer.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

_______________

*	Filed herewith

(c) Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: March 3, 2022	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 3, 2022	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Steven Knerr	March 3, 2022	Principal Accounting Officer
Steven Knerr

/s/ William Everett	March 3, 2022	Director, Chairman of the Board and Member of the
William Everett		Audit Committee

/s/ J. Patrick Galleher	March 3, 2022	Director, Chairman of the Compensation Committee
J. Patrick Galleher

/s/ Michael Nowlan	March 3, 2022	Director, Chairman of the Audit Committee
Michael Nowlan

/s/ Marti Beller	March 3, 2022	Director, Member of the Compensation Committee
Marti Beller

/s/ Graeme Rein	March 3, 2022	Director, Member of the Audit Committee
Graeme Rein

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Issuer Direct Corporation

Raleigh, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Issuer Direct and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue from Contracts with Customers

The Company had $21,883,000 in revenues for the year ended December 31, 2021. As disclosed in Note 2 to the consolidated financial statements, the Company’s contracts include subscriptions to its cloud-based products or contracts for communications and compliance products and services. The Company’s contracts include either a subscription to the entire platform or certain modules within the platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services.

Due to the nature of the Company’s contracts including multiple performance obligations, management exercises significant judgment in the following areas in determining appropriate revenue recognition:

•	Determination of which products and services are considered distinct performance obligations that should be accounted for separately or combined.
•	Determination of stand-alone selling prices for each performance obligation.
•	Estimation of contract transaction price and allocation of the transaction price to the performance obligations.
•	Determination of the pattern of delivery for each distinct performance obligation.
•	Determination of which products and services are recognized over time or point in time.

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

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

•	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes
•	Analyzed the significant assumptions and estimates made by management as discussed above
•

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

March 3, 2022

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$23,852	$19,556
Accounts receivable (net of allowance for doubtful accounts of $675 and $657, respectively)	3,291	2,514
Other current assets	750	298
Total current assets	27,893	22,368
Capitalized software (net of accumulated amortization of $3,301 and $2,761, respectively)	201	526
Fixed assets (net of accumulated depreciation of $456 and $312, respectively)	713	795
Right-of-use asset - leases (See Note 8)	1,533	1,830
Other long-term assets	94	88
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $6,005 and $5,546, respectively)	2,447	2,906
Total assets	$39,257	$34,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$695	$304
Accrued expenses	1,975	1,805
Income taxes payable	46	258
Deferred revenue	3,086	2,212
Total current liabilities	5,802	4,579
Deferred income tax liability	176	197
Lease liabilities - long-term (See Note 8)	1,659	1,971
Total liabilities	7,637	6,747
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020, respectively.	-	-
Common stock $0.001 par value, 20,000,000 shares authorized, 3,793,538 and 3,770,752 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	4	4
Additional paid-in capital	22,401	22,214
Other accumulated comprehensive loss	(19)	(19)
Retained earnings	9,234	5,943
Total stockholders’ equity	31,620	28,142
Total liabilities and stockholders’ equity	$39,257	$34,889

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020
Revenues	$21,883	$18,526
Cost of revenues	5,748	5,415
Gross margin	16,135	13,111
Operating costs and expenses:
General and administrative	5,491	5,029
Sales and marketing	5,079	3,812
Product development	1,219	825
Depreciation and amortization	603	751
Total operating costs and expenses	12,392	10,417
Operating income	3,743	2,694
Other income, net
Other income (See Note 2)	366	80
Interest income, net	3	56
Income before income taxes	4,112	2,830
Income tax expense	821	724
Net income	$3,291	$2,106
Income per share - basic	$0.87	$0.56
Income per share - diluted	$0.86	$0.56
Weighted average number of common shares outstanding - basic	3,780	3,755
Weighted average number of common shares outstanding - diluted	3,820	3,784

The accompanying notes are an integral part of these consolidated financial statements.

F-4

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2021	2020
Net income	$3,291	$2,106
Foreign currency translation adjustment	-	(3)
Comprehensive income	$3,291	$2,103

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance on December 31, 2019	3,786,398	$4	$22,275	$(16)	$3,837	$26,100
Stock-based compensation expense	-	-	273	-	-	273
Exercise of stock awards, net of tax	68,252	-	451	-	-	451
Stock repurchase and retirement (see Note 6)	(83,898)	-	(785)	-	-	(785)
Foreign currency translation	-	-	-	(3)	-	(3)
Net income	-	-	-	-	2,106	2,106
Balance on December 31, 2020	3,770,752	$4	$22,214	$(19)	$5,943	$28,142
Stock-based compensation expense	-	-	333	-	-	333
Exercise of stock awards, net of tax	42,563	-	307	-	-	307
Stock repurchase and retirement (see Note 6)	(19,777)	-	(453)	-	-	(453)
Net income	-	-	-	-	3,291	3,291
Balance on December 31, 2021	3,793,538	$4	$22,401	$(19)	$9,234	$31,620

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$3,291	$2,106
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	257	304
Depreciation and amortization	1,143	1,348
Deferred income taxes	(106)	312
Non-cash interest expense	-	19
Stock-based compensation expense	333	273
Gain on extinguishment of debt	-	(80)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,042)	(761)
Decrease (increase) in other assets	(160)	177
Increase (decrease) in accounts payable	393	37
Increase (decrease) in deferred revenue	887	391
Increase (decrease) in accrued expenses and other liabilities	(265)	260
Net cash provided by operating activities	4,731	4,386

Cash flows from investing activities
Purchase of fixed assets	(62)	(27)
Capitalized software	(215)	—
Net cash used in investing activities	(277)	(27)

Cash flows from financing activities
Payment for stock repurchase and retirement (see Note 7)	(453)	(785)
Payment on notes payable	-	(240)
Proceeds from exercise of stock options, net of income taxes	307	451
Net cash used in financing activities	(146)	(574)

Net change in cash	4,308	3,785
Cash- beginning	19,556	15,766
Currency translation adjustment	(12)	5
Cash- ending	$23,852	$19,556

Supplemental disclosures:
Cash paid for income taxes	$1,050	$458

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the State of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. Today, Issuer Direct is an industry-leading global communications and compliance company focusing on the needs of corporate issuers. Issuer Direct’s principal platform, Platform id.™, empowers users by thoughtfully integrating the most relevant tools, technologies and products, thus eliminating the complexity associated with producing and distributing their business communications and financial information. The Company operates under several brands in the market, including Direct Transfer, Interwest and ACCESSWIRE. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a customer’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit is granted on an unsecured basis. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. Given the current environment of the COVID-19 pandemic additional attention has been paid to the financial viability of its customers. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

The following is a summary of the allowance for doubtful accounts during the years ended December 31, 2021 and 2020 (in 000’s):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning balance	$657	$700
Bad debt expense	257	304
Write-offs	(239)	(347)
Ending balance	$675	$657

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of the financial institution in which it holds deposits. As of December 31, 2021, the total amount exceeding such limit was $22,099,000. The Company also had cash-on-hand of $153,000 in Europe and $1,368,000 in Canada as of December 31, 2021.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

Revenue Recognition

Substantially all the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts for Communications and Compliance products and services. Customers consist of public corporate issuers and professional firms, such as investor and public relations firms. In the case of news distribution and webcasting offerings, customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer.

The Company’s contracts include either a subscription to its entire platform or certain modules within the platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or the entire Platform id. Communications module, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings or other events on a per event basis. Performance obligations of Compliance contracts include providing subscriptions to its cloud-based Platform id. Compliance module, Whistleblower module or other stand-ready obligations to deliver services and annual report printing and distribution. Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of December 31, 2021 and 2020, was $3,086,000 and $2,212,000, respectively, and is expected to be recognized within one year. Revenue recognized for the year ended December 31, 2021 and 2020, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $2,212,000 and $11,812,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $3,291,000 and $2,514,000 as of December 31, 2021 and 2020, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of December 31, 2021 and 2020, the Company has capitalized $53,000 and $44,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Asset Category	Depreciation / Amortization Period
Computer equipment	3 years
Furniture & equipment	3 to 7 years
Leasehold improvements	lesser of 8 years or the lease term

Earnings per Share

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. There were no shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the year ended December 31, 2021, because their impact was anti-dilutive. Shares issuable upon the exercise of stock options totaling 40,000 were excluded in the computation of diluted earnings per common share during the year ended December 31, 2020, because their impact was anti-dilutive.

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

Gain on Extinguishment of Debt

On October 2, 2017, the Company entered into a Stock Purchase Agreement (the “Interwest Purchase Agreement’) to purchase all of the outstanding equity securities of Interwest Transfer Company, Inc., a Utah corporation (“Interwest”) a transfer agent business located in Salt Lake City, Utah. Under the terms of the Interwest Purchase Agreement the Company paid $1,935,000 at closing, $288,000 on the first anniversary of the closing, $320,000 on the second anniversary of the closing and called for another $320,000 to be paid upon the third anniversary date of the closing. The Company also issued 25,235 shares of restricted common stock of the Company at closing. Upon final negotiation and settlement of the third anniversary payment, the Company paid $240,000 to the seller. The difference of $80,000 that was not paid is recorded as Other Income on the Consolidated Statements of Income for the year ended December 31, 2020.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. For any uncertain tax positions, the Company recognizes the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s policy regarding the classification of interest and penalties is to classify them as income tax expense in the financial statements, if applicable.

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the years ended December 31, 2021 and 2020, are as follows (in thousands):

	December 31,
	2021	2020
Capitalized software development costs	$215	$-
Amortization included in cost of revenues	540	599
Amortization included in depreciation and amortization	-	9

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

Lease Accounting

The Company determines if an arrangement is a lease at inception. Operating lease agreements are primarily for office space and are included within lease right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments consist of non-lease services related to the lease and payments under operating leases classified as short-term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets include any lease payments due and exclude lease incentives. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

As of December 31, 2021 and 2020, the Company believes the fair value of its financial instruments, such as, accounts receivable, the line of credit, and accounts payable approximate their carrying amounts.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive loss related to changes in the cumulative foreign currency translation adjustment.

Business Combinations, Goodwill and Intangible Assets

The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks are considered an indefinite-lived asset and, as such, are not amortized as there is no foreseeable limit to cash flows generated from them. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (7-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-6 years) are amortized over their estimated useful lives (See Note 4).

Advertising

The Company expenses advertising as incurred. During the years ended December 31, 2021 and 2020, advertising expense was $250,000 and $245,000, respectively.

Recently adopted accounting pronouncements

Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2021-08 to address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination. This ASU addresses these issues by adopting guidance in Topic 805 requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). At the acquisition date, the acquirer should assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts, which would generally mean that an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree’s financial statements before the acquisition. The amendments in the ASU improve comparability after a business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Notably, the ASU does not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606, such as refund liabilities, or in a business combination, customer-related intangible assets and contract-based intangible assets. The amendments are effective for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years, with early implementation permitted, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company has adopted this pronouncement as of January 1, 2021; however, it does not have a significant impact on the Company’s financial statements.

ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

The FASB has issued ASU No. 2021-10 to increase transparency in financial reporting by requiring business entities to disclose in notes to their financial statements information about certain types of government assistance that they receive. This ASU requires the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance, such as a grant model within FASB ASC 958, Not-for-Profit Entities, or International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance: (1) information regarding the nature of the transactions and the method applied to account for the government assistance; (2) line items on the balance sheet and income statement that are affected by government assistance and applicable amounts; and (3) significant terms and conditions of the agreement, including commitments and contingencies. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. The amendments in this ASU should be applied either (1) prospectively to all transactions with a government accounted for by applying a grant or contribution accounting model by analogy that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application, or (2) retrospectively to those transactions. The Company has adopted this pronouncement as of January 1, 2021 and has applied the guidance to account for the employee retention credit (“ERC”) as discussed below.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including the ERC, which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

The Company is eligible under the CARES Act ERC as an employer that carried on a trade or business during calendar year 2020 and whose business operations were fully or partially suspended during any calendar quarter during 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes) due to COVID-19.

The Company accounted for the ERC as a government grant in accordance with FASB ASC 958. Under this standard, government grants are recognized when the condition or conditions on which they depend are substantially met. The conditions for recognition of the ERC include, but are not limited to:

•	An entity has been adversely affected by the COVID-19 pandemic
•	The Company has not used qualifying payroll for both the Paycheck Protection Program and the ERC
•	The Company incurred payroll costs to retain employees

During the year ended December 31, 2021, The Company recorded an ERC benefit of $366,000 in Other income in the Consolidated statements of operations and a receivable in other current assets in the Consolidated balance sheets as of December 31, 2021.

Note 3: Fixed Assets

in $000’s	December 31,
	2021	2020
Computer equipment	$163	$122
Furniture & equipment	301	280
Leasehold improvements	705	705
Total fixed assets, gross	1,169	1,107
Less: Accumulated depreciation	(456)	(312)
Total fixed assets, net	$713	$795

Included in leasehold improvements is $488,000 of tenant improvement allowance associated with a lease signed in March 2019 related to the Company’s new corporate headquarters. Depreciation expense on fixed assets for the years ended December 31, 2021 and 2020 totaled $144,000 and $131,000, respectively. No disposals were made during the years ended December 31, 2021 and 2020.

Note 4: Goodwill and Other Intangible Assets

The components of intangible assets are as follows (in 000’s):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$-
Customer relationships	4,600	(2,937)	1,663
Proprietary software	1,279	(1,031)	248
Distribution partner relationships	153	(53)	100
Non-compete agreement	69	(41)	28
Trademarks - definite-lived	173	(173)	-
Trademarks - indefinite-lived	408	-	408
Total intangible assets	$8,452	$(6,005)	$2,447

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	4,600	(2,589)	2,011
Proprietary software	1,279	(948)	331
Distribution partner relationships	153	(38)	115
Non-compete agreement	69	(28)	41
Trademarks - definite-lived	173	(173)	-
Trademarks - indefinite-lived	408	-	408
Total intangible assets	$8,452	$(5,546)	$2,906

The Company performed its annual assessment for impairment of intangible assets and determined there was no impairment as of and for the years ended December 31, 2021 and 2020.

The amortization of intangible assets is a charge to operating expenses and totaled $459,000 and $609,000 in the years ended 2021 and 2020, respectively.

The future amortization of the identifiable intangible assets is as follows (in 000’s):

Years Ending December 31:
2022	$431
2023	431
2024	418
2025	319
2026	291
Thereafter	149
Total	$2,039

The goodwill balance of $6,376,000 on December 31, 2021, was related to the stock acquisitions of Basset Press in July 2007, PIR in 2013, ACCESSWIRE in 2014, Interwest in 2017, Filing Services Canada, Inc. in 2018 and the assets of the Visual Webcasting Platform in 2019. The Company conducted its annual impairment analyses as of October 1, of 2021 and 2020 and determined that no goodwill was impaired.

Note 5: Line of Credit

Effective October 3, 2021, the Company renewed its unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%. The amount of funds available for borrowing remained $3,000,000 and the term remained two years. As of December 31, 2021, the interest rate was 1.80% and the Company did not owe any amounts on the Line of Credit.

Note 6: Equity

Dividends

The Company did not pay any dividends during the years ended December 31, 2021 and 2020.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the years ended December 31, 2021 and 2020 other than stock awarded to employees and the Board of Directors.

Stock repurchase and retirement

On August 7, 2019, the Company publicly announced a stock repurchase program under which the Company is authorized to repurchase up to $1,000,000 of its common shares. On March 16, 2020, the Company publicly announced that the Company increased the stock repurchase program to repurchase up to $2,000,000 of its common shares. As of March 31, 2021, the Company completed the repurchase program by purchasing a total of 179,845 shares as shown in the table below ($ in 000’s, except share or per share amounts):

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

Note 7: Stock Options and Restricted Stock Units

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of December 31, 2021, there are 223,818 shares which remain to be granted under the 2014 Plan.

The following is a summary of stock options issued during the year ended December 31, 2021 and 2020:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance on December 31, 2019	127,563	$6.80 – 17.40	$12.63	$142,818
Options granted	-	-	-	-
Options exercised	(36,250)	7.76 – 17.40	12.47	295,921
Options forfeited/cancelled	(16,083)	9.26 – 17.40	15.17	22,682
Balance on December 31, 2020	75,230	$6.80 – 17.40	$12.16	$402,275
Options granted	-	-	-	-
Options exercised	(23,563)	6.80 – 17.40	13.01	267,300
Options forfeited/cancelled	(4,500)	9.26 – 13.21	11.45	62,385
Balance on December 31, 2021	47,167	$6.80 – 17.40	$11.81	$832,254

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of the Company’s common stock on December 31, 2021 and 2020 of $29.45 and $17.51, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2021 and 2020. As of December 31, 2021, all stock options were vested and there was not any unrecognized compensation cost related to stock options.

The following is a summary of unvested stock options during the year ended December 31, 2021 and 2020:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance on December 31, 2019	29,000	$12.87	$5.47
Options vested	(14,500)	12.87	5.47
Options forfeited/cancelled	-	-	-
Balance on December 31, 2020	14,500	$12.87	$5.47
Options vested	(14,500)	12.87	5.47
Options forfeited/cancelled	-	-	-
Balance on December 31, 2021	-	$-	$-

The following table summarizes information about stock options outstanding and exercisable on December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	5,000	3.89	$6.80	5,000
$7.01 - 8.00	10,000	1.74	$7.76	10,000
$8.01 - 12.00	3,667	5.45	$10.07	3,667
$12.01 - 15.00	20,500	6.61	$13.13	20,500
$15.01 - 17.40	8,000	6.42	$17.40	8,000
Total	47,167	5.16	$11.81	47,167

Of the 47,167 stock options outstanding, 21,000 are non-qualified stock options. All options have been registered with the SEC.

There were no common stock options issued during the years ended December 31, 2021 and 2020.

The following is a summary of restricted stock units issued during the years ended December 31, 2021 and 2020:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance on December 31, 2019	48,002	$11.55	$554,388
Units granted	18,000	10.67	192,060
Units vested/issued	(32,002)	11.61	353,948
Units forfeited	(15,000)	11.35	156,665
Balance on December 31, 2020	19,000	$10.78	$332,690
Units granted	17,765	25.92	460,504
Units vested/issued	(19,000)	10.78	464,400
Units forfeited	-	-	-
Balance on December 31, 2021	17,765	$25.92	$523,197

During the year ended December 31, 2021, the Company granted 17,765 restricted stock units with a grant date fair value of $25.92 per share to certain employees and non-employee members of the Board of Directors of the Company. Non-employee directors were granted 12,765 restricted stock units, which vest on the earlier of the 2022 annual meeting of the shareholders or one year. The other 5,000 restricted stock units were granted to an employee and vest 50% during each of the first and second anniversary dates of the date of grant, which was May 17, 2021. During the year ended December 31, 2021, 19,000 restricted stock units with a grant date fair value of $10.78 vested. As of December 31, 2021, there was $234,000 of unrecognized compensation cost related to unvested restricted stock units, which will be recognized through 2023. All restricted stock units have been registered with the SEC.

During the years ended December 31, 2021 and 2020, the Company recorded compensation expense of $333,000 and $273,000, respectively, related to stock options and restricted stock units.

 Note 8: Leases

Generally, leasing activity consists of office leases. In March 2019, a new lease was signed to move the corporate headquarters to Raleigh, North Carolina. The new lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of December 31, 2021 and 2020. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

As of December 31, 2021, the Company had a three-year office lease in Florida. This lease was signed on January 4, 2019, at which time a ROU asset and corresponding lease liability was recognized of $125,000, which represents the present value of minimum lease payments discounted at 4.25%, the Company’s incremental borrowing rate at lease inception. This lease subsequently ended on January 3, 2022 and was not renewed. The Company also has facilities in Salt Lake City, Utah, and New York, which are on short-term leases that are less than twelve months. As a result, the Company elected the short-term lease recognition exemption for these leases, which means, for those leases not expected to extend beyond twelve months, the Company will not recognize ROU assets or lease liabilities.

Lease liabilities totaled $2,017,000 and $2,361,000 as of December 31, 2021 and 2020, respectively. The current portion of this liability of $358,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,659,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short- term leases. The components of lease expense were as follows (in 000’s):

	Year ended December 31, 2021	Year ended December 31, 2020
Lease expense
Operating lease expense	$347	$347
Variable lease expense	116	132
Rent expense	$463	$479

The weighted-average remaining non-cancelable lease term for operating leases was 6.0 years as of December 31, 2021. As of December 31, 2021, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on December 31, 2021, are as follows (in 000’s):

Year Ended December 31:
2022	$359
2023	369
2024	379
2025	389
2026	399
Thereafter	413
Total lease payments	$2,308
Present value adjustment	(291)
Lease liability	2,017

The Company performed an evaluation of other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of the contracts contain a lease.

Note 9: Commitments and Contingencies

From time to time, the Company may be involved in litigation that arises through the normal course of business. The Company is neither a party to any litigation nor is aware of any such threatened or pending litigation that might result in a material adverse effect to the Company’s business.

Note 10: Revenues

The Company considers itself to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a shareholder communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

For the years ended December 31, 2021 and 2020, the Company generated revenues from the following revenue streams as a percentage of total revenue (in 000’s):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	Percentage	Amount	Percentage
Revenue
Communications	$14,058	64.2%	$11,870	64.1%
Compliance	7,825	35.8%	6,656	35.9%
Total	$21,883	100.0%	$18,526	100.0%

The Company did not have any customers during the years ended December 31, 2021 or 2020 that accounted for more than 10% of revenue.

Note 11: Income Taxes

The provision for income taxes consisted of the following components for the years ended December 31 (in 000’s):

	2021	2020
Current:
Federal	$632	$307
State	186	84
Foreign	109	21
Total Current	927	412
Deferred:
Federal	(40)	283
State	(7)	50
Foreign	(59)	(21)
Total Deferred	(106)	312
Total expense for income taxes	$821	$724

Reconciliation between the statutory rate and the effective tax rate is as follows on December 31 (in 000’s, except percentages):

	2021		2020
	Amount	Percentage	Amount	Percentage
Federal statutory tax rate	$864	21.0%	$594	21.0%
State tax rate	139	3.4%	117	4.1%
Permanent difference - stock-based compensation	(55)	(1.3)%	29	1.1%
Permanent difference - other	(83)	(2.0)%	16	0.5%
Foreign tax credit generated	(55)	(1.3)%	(15)	(0.5)%
Tax on foreign earnings - tax reform	55	1.3%	17	0.6%
Foreign rate differential	13	0.3%	(2)	(0.1)%
FDII Deduction	(57)	(1.3)%	(32)	(1.1)%
Total	$821	20.1%	$724	25.6%

Components of net deferred income tax assets are as follows on December 31 (in 000’s):

	2021	2020	Change
Assets:
Deferred revenue	$89	$24	$65
Allowance for doubtful accounts	152	149	3
Stock options	88	108	(20)
Transaction costs	44	46	(2)
Other	80	138	(58)
Total deferred tax asset	453	465	(12)

Liabilities
Prepaid expenses	(5)	(15)	10
Basis difference in fixed assets	(174)	(188)	14
Capitalized software	(50)	-	(50)
Purchase of intangibles	(400)	(459)	59
Total deferred tax liability	(629)	(662)	33

Total net deferred tax asset / (liability)	$(176)	$(197)	$21

                As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. It has been determined that is more likely than not that the Company’s deferred tax assets are able to be realized based on future positive earnings and reversal of existing temporary differences.

The Company had no unrecognized tax benefits as of December 31, 2021 or December 31, 2020. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties on December 31, 2021.

Undistributed earnings of the Company are insignificant as of December 31, 2021. With the enactment of the 2017 Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2020, 2019 and 2018 are open to audit by federal and state taxing authorities.

Note 12: Employee Benefit Plans

The Company sponsors a defined contribution 401(k) Profit Sharing Plan and allows all employees in the United States to participate. Matching and profit-sharing contributions to the plan are at the discretion of management, but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $64,000 and $24,000 during the years ended December 31, 2021 and 2020, respectively.

Note 13: Subsequent Events

The Company has evaluated subsequent events for the potential recognition or disclosure through March 3, 2022, the date the financial statements were available to be issued, and has determined that the following matter should be disclosed to accompany the consolidated financial statements:

Executive Employment Agreement with Timothy Pitoniak (the “Pitoniak Agreement”)

                On January 12, 2022, the Company entered into the Pitoniak Agreement with Timothy Pitoniak to serve as the Company’s Chief Financial Officer effective as of January 24, 2022 (the “Effective Date”). As of the Effective Date, Steven Knerr, the Company’s then current Chief Financial Officer, assumed the role of the Company’s Vice President of Finance and Controller.

Under the Pitoniak Agreement, Mr. Pitoniak is entitled to an annual base salary of $235,000. The base salary will be reviewed annually by the Company’s Board of Directors or Compensation Committee for increase as part of its annual compensation review. Mr. Pitoniak is also eligible to receive an annual bonus of 45% of his annual base salary upon the achievement of reasonable target objectives and performance goals, to be determined by the Board of Directors or Compensation Committee in consultation with Mr. Pitoniak on or before the end of the first quarter of the fiscal year to which the bonus relates. In addition, Mr. Pitoniak is eligible to receive such additional bonus or incentive compensation as the Board of Directors may establish from time to time in its sole discretion.

Under the Company’s 2014 Equity Incentive Plan, as amended (the “Plan”), and as of the Effective Date, Mr. Pitoniak was also granted the following: (i) 20,000 restricted stock units (the “RSU Grant”) pursuant to a Restricted Stock Unit Award Agreement which is valued at $26.00 per share, the closing price of the Company’s common stock as of the Effective Date and (ii) an incentive stock option to purchase 30,000 shares of the Company’s common stock at a per share exercise price of $26.00 per share, the closing price of the Company’s common stock as of the Effective Date (the “Option Grant”) pursuant to an Incentive Stock Option Grant and Agreement. Provided Mr. Pitoniak is employed on each of the following dates by the Company or one of its affiliates, the entire RSU Grant will vest three years from the Effective Date and the Option Grant shall vest over a four-year period, at a rate of 7,500 shares of common stock underlying the Option Grant on the first, second, third and fourth anniversary of the Effective Date. In the event of a Corporate Transaction (as defined in the Plan), any unvested portion of the RSU Grant and Option Grant shall be immediately vested.

The Pitoniak Agreement is more fully described in a Current Report on Form 8-K filed by the Company with the SEC on January 19, 2022.

Stock Repurchase Program

On March 1, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $5,000,000 of its common shares. Under this stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent and timing of repurchases, if any, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations as determined by the Company’s management. The repurchase program does not obligate the Company to acquire any particular amount of its common shares and may be extended, suspended or discontinued at any time by the board of directors. The Company expects to fund the repurchase program from its existing cash flows from operations.

