Form 10-Q
period 2022-03-31
ISSUER DIRECT CORP
filed 2022-05-05
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ISSUER DIRECT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

One Glenwood Avenue, Suite 1001, Raleigh NC 27603

(Address of Principal Executive Office) (Zip Code)

(919) 481-4000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,783,112 shares of common stock were issued and outstanding as of May 5, 2022.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,271	$23,852
Accounts receivable (net of allowance for doubtful accounts of $774 and $675, respectively)	3,950	3,291
Other current assets	879	750
Total current assets	29,100	27,893
Capitalized software (net of accumulated amortization of $3,317 and $3,301, respectively)	185	201
Fixed assets (net of accumulated depreciation of $494 and $456, respectively)	696	713
Right-of-use asset – leases	1,469	1,533
Other long-term assets	83	94
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $6,113 and $6,005, respectively)	2,339	2,447
Total assets	$40,248	$39,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$850	$695
Accrued expenses	1,791	1,975
Income taxes payable	261	46
Deferred revenue	3,422	3,086
Total current liabilities	6,324	5,802
Deferred income tax liability	141	176
Lease liabilities – long-term	1,580	1,659
Total liabilities	8,045	7,637
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,794,838 and 3,793,538 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	22,461	22,401
Other accumulated comprehensive loss	(12)	(19)
Retained earnings	9,750	9,234
Total stockholders’ equity	32,203	31,620
Total liabilities and stockholders’ equity	$40,248	$39,257

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021

Revenues	$5,288	$4,980
Cost of revenues	1,232	1,394
Gross profit	4,056	3,586
Operating costs and expenses:
General and administrative	1,683	1,404
Sales and marketing	1,264	1,074
Product development	275	249
Depreciation and amortization	146	152
Total operating costs and expenses	3,368	2,879
Operating income	688	707
Interest income	2	1
Net income before income taxes	690	708
Income tax expense	174	163
Net income	$516	$545
Income per share – basic	$0.14	$0.15
Income per share – fully diluted	$0.13	$0.14
Weighted average number of common shares outstanding – basic	3,794	3,769
Weighted average number of common shares outstanding – fully diluted	3,834	3,817

The accompanying notes are an integral part of these unaudited financial statements.

4

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Net income	$516	$545
Foreign currency translation adjustment	7	3
Comprehensive income	$523	$548

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings
Balance at December 31, 2020	3,770,752	$4	$22,214	$(19)	$5,943	$28,142
Stock-based compensation expense	-	-	63	-	-	63
Exercise of stock awards, net of tax	15,000	-	199	-	-	199
Stock repurchase and retirement (See Note 3)	(19,777)	-	(452)	-	-	(452)
Foreign currency translation	-	-	-	3	-	3
Net income	-	-	-	-	545	545
Balance at March 31, 2021	3,765,975	$4	$22,024	$(16)	$6,488	$28,500

Balance at December 31, 2021	3,793,538	$4	$22,401	$(19)	$9,234	$31,620
Stock-based compensation expense	-	-	184	-	-	184
Exercise of stock awards, net of tax	7,500	-	58	-	-	58
Stock repurchase and retirement (See Note 3)	(6,200)	-	(182)	-	-	(182)
Foreign currency translation	-	-	-	7	-	7
Net income	-	-	-	-	516	516
Balance at March 31, 2022	3,794,838	$4	$22,461	$(12)	$9,750	$32,203

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$516	$545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	285
Bad debt expense	101	28
Deferred income taxes	(35)	(15)
Stock-based compensation expense	184	63
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(752)	(484)
Decrease (increase) in other assets	(55)	(16)
Increase (decrease) in accounts payable	154	287
Increase (decrease) in accrued expenses	(53)	398
Increase (decrease) in deferred revenue	326	178
Net cash provided by operating activities	548	1,269

Cash flows from investing activities:
Purchase of fixed assets	(21)	(16)
Net cash used in investing activities	(21)	(16)

Cash flows from financing activities:
Exercise of stock options	58	199
Payment for stock repurchase and retirement	(182)	(452)
Net cash used in financing activities	(124)	(253)

Net change in cash and cash equivalents	403	1,000
Cash and cash equivalents – beginning	23,852	19,556
Currency translation adjustment	16	(8)
Cash and cash equivalents – ending	$24,271	$20,548

Supplemental disclosures:
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2022 and consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2022 and 2021 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2021 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 50,250 were excluded in the computation of diluted earnings per common share during the three-month period ended March 31, 2022 because their impact was anti-dilutive. There were no shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three-month period ended March 31, 2021 because their impact was anti-dilutive.

Revenue Recognition

Substantially all the Company’s revenue comes from contracts with customers for subscriptions to its cloud-based products or contracts for Communications and Compliance products and services. Customers consist of public and private corporate issuers and professional firms, such as investor and public relations firms. In the case of news distribution and webcasting offerings, customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of March 31, 2022 and December 31, 2021, was $3,422,000 and $3,086,000, respectively, and is expected to be recognized within one year. Revenue recognized for the three months ended March 31, 2022 and 2021, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $1,391,000 and $1,075,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $3,950,000 and $3,291,000 as of March 31, 2022 and December 31, 2021, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of March 31, 2022 and December 31, 2021, the Company has capitalized $53,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of the financial institution in which it holds deposits. As of March 31, 2022, the total amount exceeding such limit was $22,307,000. The Company also had cash-on-hand of $113,000 in Europe and $1,640,000 in Canada as of March 31, 2022.

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

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. The Company did not capitalize any costs for software development during the three-month periods ended March 31, 2022 and 2021. The Company recorded amortization expense of $16,000 and $132,000 during the three-month periods ended March 31, 2022 and 2021, respectively, all of which was recorded in Cost of revenues on the Consolidated Statements of Income.

Impairment of Long-lived Assets

In accordance with the authoritative guidance for accounting for long-lived assets, assets such as property and equipment, trademarks, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

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

As of March 31, 2022 and December 31, 2021, the Company believes the fair value of its financial instruments, such as, accounts receivable, the line of credit, and accounts payable approximate their carrying amounts.

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

Advertising

The Company expenses advertising as incurred. During the three-month periods ended March 31, 2022 and 2021, advertising expense was $95,000 and $80,000, respectively.

Stock-based Compensation

The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The associated cost is recognized over the period during which an employee or director is required to provide service in exchange for the award.

Note 3: Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan, as amended (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of March 31, 2022, there are 153,235 shares which remain to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	5,000	3.64	$6.80	5,000
$7.01 - 8.00	2,500	1.49	$7.76	2,500
$8.01 - 12.00	3,500	5.32	$10.11	3,500
$12.01 - 15.00	20,500	6.36	$13.13	20,500
$15.01 - 27.11	58,250	9.33	$25.47	9,500
Total	89,750	7.98	$20.60	41,000

As of March 31, 2022, the Company had unrecognized stock compensation related to the options of $577,000, which will be recognized through 2026.

During the three months ended March 31, 2022, the Company granted 20,000 restricted stock units, which do not vest until the third anniversary of the grant date, to an employee with a grant date fair value of $26.00 per share. During the three months ended March 31, 2021, the Company did not grant any restricted stock units. As of March 31, 2022, there was $624,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2025.

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

On March 1, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $5,000,000 of its common shares. The repurchase program does not have a specific expiration date, however, the board of directors may terminate it at any time. During the three-month period ended March 31, 2022, the Company repurchased 6,200 shares as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1-31, 2022	6,200	$29.35	6,200	$4,818

Note 4: Income taxes

The Company recognized income tax expense of $174,000 for the three-month period ended March 31, 2022, compared to income tax expense of $163,000 during the same period of 2021. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2022 and 2021, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, partially offset by a benefit related to the Foreign Derived Intangible Income (“FDII”) deduction as well as foreign rate differentials.

Note 5: Leases

Leasing activity generally consists of office leases. In March 2019, a new lease was signed to move the corporate headquarters to Raleigh, North Carolina. The new lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of March 31, 2022. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception. The Company also has an office in Salt Lake City, Utah, which is on a short-term lease that is month-to-month. As a result, the short-term lease recognition exemption has been elected for this lease, which means, for leases not expected to extend beyond twelve months, a ROU asset or lease liability will not be recognized.

Lease liabilities totaled $1,941,000 as of March 31, 2022. The current portion of this liability of $361,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,580,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	Three months ended
	March 31,
	2022	2021
Lease expense
Operating lease expense	$89	$87
Variable lease expense	18	27
Rent expense	$107	$114

The weighted-average remaining non-cancelable lease term for our operating leases was 5.8 years as of March 31, 2022. As of March 31, 2022, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on March 31, 2022, are as follows (in 000’s):

Year Ended December 31:
2022	$269
2023	369
2024	379
2025	389
2026	399
Thereafter	415
Total lease payments	$2,220
Present value adjustment	(279)
Lease liability	1,941

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

Note 6: Revenue

The Company considers itself to be a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended March 31,
Revenue Streams	2022		2021
Communications	$3,383	64.0%	$3,187	64.0%
Compliance	1,905	36.0%	1,793	36.0%
Total	$5,288	100.0%	$4,980	100.0%

The Company did not have any customers during the three-month periods ended March 31, 2022 or 2021 that accounted for more than 10% of our revenue.

Note 7: Line of Credit

Effective October 3, 2021, the Company renewed its unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%. The amount of funds available for borrowing remained $3,000,000 and the term remained two years. As of March 31, 2022, the interest rate was 1.91% and the Company did not owe any amounts on the Line of Credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q for many reasons, including the impact of the COVID-19 pandemic. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K for the year ended December 31, 2021, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

We disclose our revenues in the following two main categories: (i) Communications and (ii) Compliance. Set forth below is an infographic depicting the products included in each of these two main categories we provide today:

Over the next several years, we expect the Communications portion of our business to increase, both in terms of overall revenue and as compared to the Compliance portion of our business. Therefore, we plan to continue to invest in our Platform id. communications offerings as well as additional offerings that we intend to incorporate into our Communications product lineup. Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations and communications needs. We believe Platform id. can address all these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

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

ACCESSWIRE

Our press release offering, which is marketed under the brand ACCESSWIRE, is a news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. We believe ACCESSWIRE is becoming a competitive alternative in the newswire industry because we have been able to use our technological advancements to allow customers to self-edit releases or use our editorial staff as desired to edit releases. We continue to expand our distribution points, improve our targeting and enhance our analytics reporting. We also offer an e-commerce element to our ACCESSWIRE product, whereby customers can self-select their distribution, register, and then upload their press release for editorial review in minutes. We believe these enhancements have helped lead to an increase in ACCESSWIRE revenues and customers each year compared to the prior year, a trend we expect to continue over the next several years. We have also been able to maintain high gross margins while providing our customers flexible pricing, with options to pay per release or enter longer-term subscriptions for a designated package of releases.

Like other newswires globally, ACCESSWIRE is dependent upon several key partners for its news distribution. Disruption in any of our partnerships could have a materially adverse impact on ACCESSWIRE and our overall business.

Newsroom

A natural expansion to our ACCESSWIRE and investor relations website business is a corporate Newsroom, which we began developing last year and brought to market during the middle of the third quarter of 2021. This product offering can be an add-on to any customer’s ACCESSWIRE or Platform id. account. The Newsroom suite includes a custom newsroom page builder, a brand asset manager and contact manager.

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

Newsroom page - a custom URL, self-publishing system for customers that automatically adds ACCESSWIRE news to their newsroom and allows them the ability to add any other mention, article or post from the internet to their newsroom. Customers can self-manage this platform to customize colors, font, logo, images, social integration, and contact and customer URLs.

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

Webcasting & Events

Our webcasting and events business is comprised of our earnings call webcasting solutions and our virtual meeting and events software (such as annual meetings, deal/non-deal road shows, analyst days and shareholder days). The demand for these products with a virtual component was at an all-time high for us in 2020 in large part due to the COVID-19 pandemic. The industry overall has begun to see a reduction in the number of virtual events, specifically annual meetings and deal/non-deal roadshows, as customers are relying on internal enterprise solutions or are returning to pre-pandemic travel and in-person meetings, reducing the need for a virtual component.

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

Additionally, as a commitment to broadening the reach of our webcast platform, we broadcast live additional companies’ earnings events, whether they are conducted on our platform or not, within our shareholder outreach module, which helps drive new audiences and give companies the ability to view their analytics and engagement of each event. During the first half of 2021, we released the first version of this real-time engagement and analytics dashboard to our customers subscribing to Platform id.

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

Professional Conference and Events Software

Our professional conference and events software is a subscription offering we currently license to investor conference organizers, which in the aggregate we believe held an estimated 1,000 plus events a year prior to 2020. This number significantly decreased in 2020 and is expected to remain at decreased levels in the near future and possibly long-term as a result of COVID-19. This software, which is also available as a native mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. This cloud-based product can be used in a virtual or in person conference setting and is integrated within Platform id. to enhance our Communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting. We believe this integration gives us a unique offering for professional conference organizers that is not available elsewhere in the market. We believe this software helps make Platform id. a platform of choice for investment banks, issuers and investors.

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

Disclosure Software and Services

Platform id.’s disclosure reporting module is a document conversion, editing and filing offering which is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC’s EDGAR system. Our disclosure business also offers companies the ability to use our in-house staff to assist in the conversion, tagging and filing of their documents. We generate revenues in disclosure from both software and services and, in most cases, customers have both components within their annual agreements, while others pay for services as they are completed.

Our Inline XBRL (Inline Extensible Business Reporting Language or “iXBRL”) product now includes upgrades that meet mandated SEC disclosure requirements which became effective last year. These requirements began impacting most of our customers on June 15, 2021, however, we had a number of customers previously file using our iXBRL upgrades.

Whistleblower Hotline

Our Whistleblower hotline is an add-on product within Platform id. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance whistleblower policy. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we are introduced to new initial public offering (“IPO”) customers and other larger cap customers listed on the NYSE. Since 2014, we have been a named NYSE subsidy provider of this Whistleblower solution. In 2020, NYSE renewed and extended the initial subsidy term to four years from two years, whereby the first two years are provided under subsidy and the added two years are at our standard subscription rates.

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

This module has been incorporated within our webcasting offering to enable our customers the ability to conduct their annual meetings in-person or fully virtual, which has often been required since the COVID-19 pandemic. Our solution incorporates shareholder and guest registration, voting integration, real-time statistics on attendance, audio video and presentation features as well as fully managed meeting managers and inspector of elections. Although we believe a virtual component to an annual meeting is both a benefit to all shareholders and a corporate governance advantage, there can be no assurances this product has longevity in the market.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2022 and 2021 (in 000’s):

Revenue	2022	2021
Communications
Revenue	$3,383	$3,187
Gross margin	$2,622	$2,314
Gross margin %	78%	73%

Compliance
Revenue	1,905	1,793
Gross margin	1,434	1,272
Gross margin %	75%	71%

Total
Revenue	$5,288	$4,980
Gross margin	$4,056	$3,586
Gross margin %	77%	72%

Revenues

Total revenue increased by $308,000, or 6%, to $5,288,000 during the three months ended March 31, 2022, as compared to $4,980,000 for the same period in 2021. The increase is attributable to an increase in revenue in both our Communications business and Compliance businesses.

Communications revenue increased $196,000, or 6%, to $3,383,000 for the three months ended March 31, 2022, as compared to $3,187,000 for the same period of 2021. The increase in revenue is primarily due to an increase in revenue from our ACCESSWIRE product, which increased 16% during the first quarter of 2022 compared to the first quarter of 2021, primarily as a result of higher volume. We also generated increased revenue from our investor relations websites and news feeds. These increases were partially offset by a decrease in revenue from our events and webcasting business due to lower demand for events compared to the first quarter of 2021, the timing of some events being pushed to the second quarter and lower teleconference revenue. Communications revenue remained 64% of total revenue during the three months ended March 31, 2022, as compared to the same period of 2021.

Compliance revenue increased $112,000, or 6%, during the three months ended March 31, 2022, as compared to the same period of 2021. The increase was due primarily to an increase in revenue from print and proxy fulfilment services due to increased projects associated with annual meetings and special transactions, partially offset by a decrease in revenue from our transfer agent services due to less corporate actions and a decline from our legacy ARS business due to customer attrition.

2022 Deferred revenue

As of March 31, 2022, our deferred revenue balance was $3,422,000, which we expect to recognize over the next twelve months, compared to $3,086,000 at December 31, 2021, an increase of 11%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product as well as advance billings for annual service contracts.

Cost of revenues

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Compliance and other costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and amortization of capitalized software costs related to our disclosure software. Cost of revenues decreased by $162,000, or 12%, during the three months ended March 31, 2022, as compared to the same period of 2021. Overall gross margin increased $470,000, or 13%, during the three months ended March 31, 2022, compared to the same period of 2021. As a result, overall gross margin percentage increased to 77% during the three months ended March 31, 2022, as compared to 72% during the same period of 2021.

Cost of revenues associated with our Communications revenue decreased $112,000, or 13%, during the three months ended March 31, 2022 as compared to the same period of 2021. This decrease is primarily due to lower teleconferencing costs as well as variable costs associated with our events and webcasting business. Gross margin percentage associated with our Communications revenue was 78% for the three months ended March 31, 2022 compared to 73% for the same period of 2021. The increase in gross margin percentage is associated with an increase in press release revenue as a percentage of total Communications revenue, combined with the impact of lower teleconferencing costs noted above.

Cost of revenues associated with our Compliance revenue decreased $50,000, or 10%, during the three months ended March 31, 2022 as compared to the same period of 2021. The decrease is due to lower amortization of capitalized software associated with our disclosure software, which became fully amortized in 2021. This decrease was partially offset by higher print, postage and fulfillment costs associated with increased print and proxy fulfillment revenue. As a result, gross margin percentage associated with our Compliance revenue increased to 75% for the three months ended March 31, 2022, compared to 71% for the same period of 2021.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $1,683,000 for the three months ended March 31, 2022, an increase of $279,000 or 20%, as compared to the same period of 2021. The increase is primarily due to one-time executive recruiting fees of approximately $90,000, an increase in stock compensation expense of $86,000 and an increase in bad debt expense.

As a percentage of revenue, General and administrative expenses were 32% for the three months ended March 31, 2022, as compared to 28% for the same period of 2021.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $1,264,000 for the three months ended March 31, 2022, an increase of $190,000, or 18%, as compared to the same period of 2021. This increase is directly related to our investment in our sales and marketing initiatives with an increase in headcount and costs associated with our digital marketing strategy.

As a percentage of revenue, Sales and marketing expenses were 24% for the three months ended March 31, 2022, as compared to 22% for the same period of 2021.

Product development

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development costs increased $26,000, or 10%, to $275,000 during the three months ended March 31, 2022, as compared to 2021. The increase is due to an increase in headcount within the development team.

As a percentage of revenue, Product development expenses were 5% for the three months ended March 31, 2022 and 2021.

Income taxes

We recognized income tax expense of $174,000 for the three-month period ended March 31, 2022, compared to income tax expense of $163,000 during the same period of 2021. For the three-month periods ended March 31, 2022 and 2021, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, partially offset by a benefit related to the Foreign Derived Intangible Income (“FDII”) deduction as well as foreign rate differentials for the three-month period ended March 31, 2021.

Liquidity and capital resources

As of March 31, 2022, we had $24,271,000 in cash and cash equivalents and $3,950,000 in net accounts receivable. Current liabilities as of March 31, 2022, totaled $6,324,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses. On March 31, 2022, our current assets exceeded our current liabilities by $22,776,000.

Effective October 3, 2021, we renewed our unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%. The amount of funds available for borrowing remained $3,000,000 and the term remained two years. As of March 31, 2022, the interest rate was 1.91% and we did not owe any amounts on the Line of Credit.

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

While it is unknown how long current conditions resulting from the COVID-19 pandemic will last, including whether a worldwide resurgence will occur, variants of the virus will become more impactful or vaccines will be completely effective, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Physical, in-person conferences have been delayed and in the past there have been delays in transactions processed by the Depository Trust Company and banks and brokers in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue over the past two years. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 pandemic if a substantial portion of these customers are forced to scale back or cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Overall, the demand for our platforms and services continues to be stable in a majority of the segments we serve. The success of our Communications offering has been led by our ACCESSWIRE branded newswire, for which we believe we will continue to see increased demand throughout 2022 and beyond. Although we experienced a decline in demand for our webcasting and events business since 2020, we believe we are well-positioned in this market with our ability to hold both in-person and virtual events using both our conference software and webcasting products. We believe this allows us to not only deliver attractive solutions to the market but may also lead us into new opportunities during this changing and challenging environment. The COVID-19 pandemic has caused shifts in demands for these products, and we are uncertain at this time if these shifts will continue and cannot make any assurances at this time that our products will be accepted by customers in the long-term.

The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during the remainder of 2022:

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. During the three-month period ended March 31, 2022, the Company appointed Timothy Pitoniak as Chief Financial Officer. Steven Knerr, the Company’s previous Chief Financial Officer, assumed a new role of Vice President of Finance and Controller.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $5,000,000 of its common shares. The repurchase program does not have a specific expiration date, however, the board of directors may terminate it at any time. During the three-month period ended March 31, 2022, the Company repurchased 6,200 shares as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1-31, 2022	6,200	$29.35	6,200	$4,818

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits.

Exhibit
Number	Description
10.1

Executive Employment Agreement dated January 12, 2022 between Issuer Direct Corporation and Timothy Pitoniak (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.2

Restricted Stock Unit Award Agreement to be dated January 24, 2022 between Issuer Direct Corporation and Timothy Pitoniak (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.3

Incentive Stock Option Grant and Agreement to be dated January 24, 2022 between Issuer Direct Corporation and Timothy Pitoniak (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on January 19, 2022)

10.4

Indemnification Agreement to be dated January 24, 2022 between Issuer Direct Corporation and Timothy Pitoniak (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on January 19, 2022)

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

Date: May 5, 2022

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Timothy Pitoniak
Timothy Pitoniak
Chief Financial Officer

