Form 10-Q
period 2022-06-30
ISSUER DIRECT CORP
filed 2022-08-04
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,611,010 shares of common stock were issued and outstanding as of August 4, 2022.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,458	$23,852
Accounts receivable (net of allowance for doubtful accounts of $802 and $675, respectively)	3,484	3,291
Income tax receivable	276	—
Other current assets	847	750
Total current assets	26,065	27,893
Capitalized software (net of accumulated amortization of $3,332 and $3,301, respectively)	170	201
Fixed assets (net of accumulated depreciation of $533 and $456, respectively)	674	713
Right-of-use asset – leases	1,405	1,533
Other long-term assets	91	94
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $6,221 and $6,005, respectively)	2,231	2,447
Total assets	$37,012	$39,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$584	$695
Accrued expenses	1,739	1,975
Income taxes payable	244	46
Deferred revenue	3,481	3,086
Total current liabilities	6,048	5,802
Deferred income tax liability	113	176
Lease liabilities – long-term	1,501	1,659
Total liabilities	7,662	7,637
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,646,902 and 3,793,538 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	18,790	22,401
Other accumulated comprehensive loss	(35)	(19)
Retained earnings	10,591	9,234
Total stockholders’ equity	29,350	31,620
Total liabilities and stockholders’ equity	$37,012	$39,257

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenues	$5,807	$5,720	$11,095	$10,700
Cost of revenues	1,364	1,480	2,596	2,874
Gross profit	4,443	4,240	8,499	7,826
Operating costs and expenses:
General and administrative	1,563	1,261	3,246	2,665
Sales and marketing expenses	1,371	1,210	2,635	2,284
Product development	214	256	489	505
Depreciation and amortization	147	152	293	304
Total operating costs and expenses	3,295	2,879	6,663	5,758
Operating income	1,148	1,361	1,836	2,068
Interest income	20	1	22	2
Income before taxes	1,168	1,362	1,858	2,070
Income tax expense	327	256	501	419
Net income	$841	$1,106	$1,357	$1,651
Income per share – basic	$0.22	$0.29	$0.36	$0.44
Income per share – fully diluted	$0.22	$0.29	$0.36	$0.43
Weighted average number of common shares outstanding – basic	3,741	3,770	3,767	3,770
Weighted average number of common shares outstanding – fully diluted	3,772	3,820	3,802	3,819

The accompanying notes are an integral part of these unaudited financial statements.

4

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net income	$841	$1,106	$1,357	$1,651
Foreign currency translation adjustment	(23)	(5)	(16)	(2)
Comprehensive income	$818	$1,101	$1,341	$1,649

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Other Accumulated Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2020	3,770,752	$4	$22,214	$(19)	$5,943	$28,142
Stock-based compensation expense	—	—	63	—	—	63
Exercise of stock awards, net of tax	15,000	—	199	—	—	199
Stock repurchase and retirement	(19,777)	—	(452)	—	—	(452)
Foreign currency translation	—	—	—	3	—	3
Net income	—	—	—	—	545	545
Balance at March 31, 2021	3,765,975	$4	$22,024	$(16)	$6,488	$28,500
Stock-based compensation expense	—	—	69	—	—	69
Exercise of stock awards, net of tax	20,550	—	20	—	—	20
Foreign currency translation	—	—	—	(5)	—	(5)
Net income	—	—	—	—	1,106	1,106
Balance at June 30, 2021	3,786,525	$4	$22,113	$(21)	$7,594	$29,690

Balance at December 31, 2021	3,793,538	$4	$22,401	$(19)	$9,234	$31,620
Stock-based compensation expense	—	—	184	—	—	184
Exercise of stock awards, net of tax	7,500	—	58	—	—	58
Stock repurchase and retirement	(6,200)	—	(182)	—	—	(182)
Foreign currency translation	—	—	—	7	—	7
Net income	—	—	—	—	516	516
Balance at March 31, 2022	3,794,838	$4	$22,461	$(12)	$9,750	$32,203
Stock-based compensation expense	—	—	188	—	—	188
Exercise of stock awards, net of tax	15,265	—	—	—	—	—
Stock repurchase and retirement	(163,201)	—	(3,859)	—	—	(3,859)
Foreign currency translation	—	—	—	(23)	—	(23)
Net income	—	—	—	—	841	841
Balance at June 30, 2022	3,646,902	$4	$18,790	$(35)	$10,591	$29,350

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,357	$1,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	565
Bad debt expense	197	163
Deferred income taxes	(63)	(10)
Stock-based compensation expense	372	132
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(390)	(1,262)
Decrease (increase) in other assets	(245)	(43)
Increase (decrease) in accounts payable	(111)	454
Increase (decrease) in accrued expenses	(194)	(87)
Increase (decrease) in deferred revenue	397	518
Net cash provided by operating activities	1,644	2,081

Cash flows from investing activities:
Capitalized software	—	(161)
Purchase of fixed assets	(38)	(40)
Net cash used in investing activities	(38)	(201)

Cash flows from financing activities:
Exercise of stock options	58	219
Payment for stock repurchase and retirement	(4,041)	(452)
Net cash used in financing activities	(3,983)	(233)

Net change in cash and cash equivalents	(2,377)	1,647
Cash – beginning	23,852	19,556
Currency translation adjustment	(17)	(44)
Cash and cash equivalents – ending	$21,458	$21,159

Supplemental disclosures:
Cash paid for income taxes	$643	$664

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of June 30, 2022 and consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three and six-month periods ended June 30, 2022 and 2021 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2021 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 50,250 were excluded in the computation of diluted earnings per common share during the three and six-month periods ended June 30, 2022, because their impact was anti-dilutive. There were no shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three and six-month periods ended June 30, 2021, because their impact was anti-dilutive.

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

The Company’s contracts include either a subscription to our entire platform or certain modules within our platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or the entire Platform id. Communications module, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings or other events on a per event basis. Performance obligations of Compliance contracts include providing subscriptions to our cloud-based Platform id. Compliance module, Whistleblower module or other stand-ready obligations to deliver services and annual report printing and distribution. Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for our transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of June 30, 2022, and December 31, 2021, was $3,481,000 and $3,086,000, respectively, and is expected to be recognized within one year. Revenue recognized for the six months ended June 30, 2022, and 2021, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $1,970,000 and $1,597,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $3,484,000 and $3,291,000 as of June 30, 2022, and December 31, 2021, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of June 30, 2022 and December 31, 2021, the Company has capitalized $63,000 and $53,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit is granted on an unsecured basis. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. Given the ongoing environment of the COVID-19 pandemic and recent economic downturn, additional attention has been paid to the financial viability of our customers. The Company generally writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of the financial institution in which it holds deposits. As of June 30, 2022, the total amount exceeding such limit was $18,843,000. The Company also had cash-on-hand of $2,050,000 in Canada and $52,000 in Europe as of June 30, 2022.

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

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and six-month periods ended June 30, 2022 and 2021, are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Capitalized software development costs	$—	$161	$—	$161
Amortization included in cost of revenues	15	129	31	261

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

As of June 30, 2022 and December 31, 2021, the Company believes that the fair value of our financial instruments, such as, accounts receivable, our line of credit, and accounts payable approximate their carrying amounts.

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

Advertising

The Company expenses advertising as incurred. During the three and six-month periods ended June 30, 2022, advertising expense was $114,000 and $209,000, respectively. During the three and six-month periods ended June 30, 2021, advertising expense was $52,000 and $132,000, respectively.

Stock-based Compensation

The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The associated cost is recognized over the period during which an employee or director is required to provide service in exchange for the award.

Note 3: Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of June 30, 2022, there are 140,995 shares which remain eligible to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 7.00	5,000	3.39	$6.80	5,000
$7.01 - 8.00	2,500	1.24	$7.76	2,500
$8.01 - 12.00	3,500	5.07	$10.11	3,500
$12.01 - 15.00	20,500	6.11	$13.13	20,500
$15.01 - 27.71	58,250	9.06	$25.41	9,500
Total	89,750	7.70	$20.48	41,000

As of June 30, 2022, the Company had unrecognized stock compensation related to the options of $533,000, which will be recognized through 2026.

During the three and six months ended June 30, 2022, the Company granted 12,240 and 32,240 restricted stock units, respectively. An executive officer was granted 20,000 shares which do not vest until the third anniversary of the grant date and have a grant date fair value of $26.00 per share. Non-employee directors were granted 12,240 shares with a grant date fair value of $26.92 and vest at the earlier of the 2023 annual meeting of the shareholders or one year. During the three and six months ended June 30, 2022, 15,265 restricted stock units with an intrinsic value of $26.05 per share, vested. As of June 30, 2022, there was $809,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2025.

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

On March 1, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $5,000,000 of its common shares. The repurchase program does not have a specific expiration date, however, the board of directors may terminate it at any time subject to all applicable securities laws and regulations, including Rule 10b-5 and Rule 10b-18. During the three and six-month periods ended June 30, 2022, the Company repurchased 163,201 and 169,401 shares, respectively, as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1-31, 2022	6,200	$29.35	6,200	$4,818
April 1-30, 2022	8,226	27.76	8,226	$4,590
May 1-31, 2022	80,748	22.92	80,748	$2,739
June 1-30, 2022	74,227	23.98	74,227	$959

Total	169,401	$23.86	169,401	$959

Note 4: Income taxes

The company recognized income tax expense of $327,000 and $501,000 for the three and six-month periods ended June 30, 2022, respectively, compared to $256,000 and $419,000 during the same periods of 2021. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month periods ended June 30, 2022, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes and expense related to Global Intangible Low-Taxed Income inclusion, partially offset by foreign tax credits.

Note 5: Leases

Leasing activity generally consists of office leases. In March 2019, a new lease was signed to move the corporate headquarters to Raleigh, North Carolina. The new lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of June 30, 2022. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception. The Company also has an office in Salt Lake City, Utah, which is on a short-term lease that is month-to-month. As a result, the short-term lease recognition exemption has been elected for this lease, which means, for leases not expected to extend beyond twelve months, a ROU asset or lease liability will not be recognized.

Lease liabilities totaled $1,864,000 as of June 30, 2022. The current portion of this liability of $363,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,501,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Lease expense
Operating lease expense	$89	$87	$178	$174
Variable lease expense	8	29	26	57
Total lease expense	$97	$116	$204	$231

The weighted-average remaining non-cancelable lease term for our operating leases was 5.5 years as of June 30, 2022. As of June 30, 2022, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on June 30, 2022, are as follows (in 000’s):

Year Ended December 31:
2022	$180
2023	369
2024	379
2025	389
2026	399
Thereafter	415
Total lease payments	2,131
Present value adjustment	(267)
Lease liability	$1,864

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

Note 6: Revenue

The Company considers itself to be a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended June 30,
Revenue Streams	2022		2021
Communications	$3,691	63.6%	$3,510	61.4%
Compliance	2,116	36.4%	2,210	38.6%
Total	$5,807	100.0%	$5,720	100.0%

	Six months ended June 30,
Revenue Streams	2022		2021
Communications	$7,074	63.8%	$6,697	62.6%
Compliance	4,021	36.2%	4,003	37.4%
Total	$11,095	100.0%	$10,700	100.0%

The Company did not have any customers during the three and six-month periods ended June 30, 2022 or 2021 that accounted for more than 10% of revenue.

Note 7: Line of Credit

Effective October 3, 2021, the Company renewed its unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%. The amount of funds available for borrowing remained $3,000,000 and the term remained two years. As of June 30, 2022, the interest rate was 2.84% and the Company did not owe any amounts on the Line of Credit.

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

Shareholder Distribution

Over the past few years, we have worked on refining the model of digital distribution of our customers’ message to the investment community and beyond. This was accomplished by integrating our shareholder outreach module, Investor Network, into and with Platform id. Most of the customers subscribing to this module today are historical PrecisionIR - Annual Report Service (“ARS”) users, as well as new customers purchasing the entire Platform id. subscription. We migrated some of the customers from the traditional ARS business into this new digital subscription business, however, we continue to operate a portion of this legacy physical hard copy delivery of annual reports and prospectuses for customers who opt to take advantage of it. We continue to see customer attrition for customers who subscribe to both the electronic and physical distribution of reports as a stand-alone product.

Results of Operations

Comparison of results of operations for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue Streams	2022	2021	2022	2021

Communications
Revenue	$3,691	$3,510	$7,074	$6,697
Gross margin	$2,944	$2,643	$5,566	$4,957
Gross margin %	80%	75%	79%	74%

Compliance
Revenue	$2,116	$2,210	$4,021	$4,003
Gross margin	$1,499	$1,597	$2,933	$2,869
Gross margin %	71%	72%	73%	72%

Total
Revenue	$5,807	$5,720	$11,095	$10,700
Gross margin	$4,443	$4,240	$8,499	$7,826
Gross margin %	77%	74%	77%	73%

Revenues

Total revenue increased by $87,000, or 2%, to $5,807,000 during the three-month period ended June 30, 2022, as compared to $5,720,000 during the same period of 2021. Total revenue increased by $395,000, or 4%, to $11,095,000 during the six-month period ended June 30, 2022, compared to $10,700,000 during the same period of 2021. The increases were primarily driven by an increase in revenue from our Communications revenue stream.

Communications revenue increased $181,000, or 5%, and $377,000, or 6%, during the three and six-month periods ended June 30, 2022, respectively, as compared to the same periods of 2021. The increase in revenue is due primarily to an increase in revenue from our ACCESSWIRE news brand. ACCESSWIRE revenue for the three and six months ended June 30, 2022, increased approximately 16% for both periods, compared to the same periods of the prior year. We also generated increased revenue from our investor relations websites and news feed product lines. These increases were partially offset by a decrease in revenue from our events and webcasting business due to lower demand for events compared to the prior year as well as lower teleconference revenue. Communications revenue increased to 64% of total revenue during the three and six months ended June 30, 2022, as compared to 61% and 63% during the same periods of the prior year.

Compliance revenue decreased $94,000, or 4% during the three -month period ended June 30, 2022 and remained flat during the six-month period ended June 30, 2022, as compared to the same periods of 2021. The decrease in revenue is primarily related to a decrease in revenue from our transfer agent services due to less corporate actions and directives during the period. We also experienced a decline in revenue from disclosure services as well as our legacy ARS business due to customer attrition. These decreases were partially offset by an increase in revenue from print and proxy fulfillment services due to increased projects associated with annual meetings and special transactions. For the six-month period ended June 30, 2022, an increase in revenue from print and proxy fulfillment services was partially offset by declines in our transfer agents and legacy ARS services noted earlier.

No customers accounted for more than 10% of the revenues during the three and six-month periods ended June 30, 2022, or 2021.

Deferred Revenue

At June 30, 2022, our deferred revenue balance was $3,481,000, which we expect to recognize over the next twelve months, compared to $3,086,000 at December 31, 2021, an increase of 13%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as advance billings for annual service contracts.

Cost of Revenues

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Compliance cost of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and amortization of capitalized software costs related to our disclosure software. Overall cost of revenues decreased by $116,000, or 8%, and $278,000, or 10%, during the three and six-month periods ended June 30, 2022, respectively, as compared to the same periods of 2021. Overall gross margin increased $203,000, or 5%, and $673,000, or 9%, during the three and six-month periods ended June 30, 2022, respectively, as compared to the same periods of the prior year. Overall gross margin percentages increased to 77% during both the three and six months ended June 30, 2022, respectively, compared to 74% and 73% during the same periods of 2022.

Cost of revenues associated with Communications revenue decreased $120,000, or 14%, and $232,000, or 13% during the three and six-month periods ended June, 30, 2022, respectively, as compared to the same periods of 2021. The decrease is primarily due to lower teleconferencing costs as well as lower distribution costs associated with our press release business. Gross margin percentage from Communications revenue was 80% and 79% during the three and six-month periods ended June 30, 2022, respectively, as compared to 75% and 74% during the same periods of 2021. The increase in gross margin percentage is associated with the decrease in costs noted above along with an increase in ACCESSWIRE revenue as a percentage of total Communications revenue.

Cost of revenue associated with our Compliance revenue remained flat for the three-month period ended June 30, 2022 as compared to the same period of 2021 and decreased $47,000, or 4%, during the six-month period ended June 30, 2022 as compared to the same period of 2021. Gross margins from our Compliance revenue were 71% and 73% during the three and six-month periods ended June 30, 2022, respectively, as compared to 72% for both the same periods of 2021. The decrease in gross margin percentage for the three-month period ended June 30, 2022 was due to a higher percentage of revenue coming from our lower margin print and proxy fulfillment services.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $1,563,000 and $3,246,000 during the three and six months ended June 30, 2022, an increase of $302,000, or 24%, and $581,000, or 22%, compared to the same periods of 2021. The increase is driven by stock compensation expense as well as higher corporate costs associated with investments for future growth. Additionally, for the six-month period ended June 30, 2022, the increase is due to one-time executive recruiting fee.

As a percentage of revenue, general and administrative expenses were 27% and 29% for the three and six-month periods ended June 30, 2022, respectively, compared to 22% and 25% for the same periods of 2021.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $1,371,000 and $2,635,000 for the three and six-month periods ended June 30, 2022, respectively, an increase of $161,000, or 13%, and $351,000, or 15%, compared to the same periods ended June 30, 2021. These increases are directly related to our investment in our sales and marketing initiatives with an increase in headcount, advertising and digital marketing spend.

As a percentage of revenue, sales and marketing expenses were 24% during both the three and six-month periods ended June 30, 2022, respectively, compared to 21% for both the same periods of the prior year.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses decreased $42,000, or 16%, and $16,000, or 3%, during the three and six-month periods ended June 30, 2022, compared to the same periods in 2021. The decrease is due to fewer consultants used on development projects during the three-month period ended June 30, 2022. During the three and six- month periods ended June 30, 2021, we capitalized $161,000 of costs related to the development of our newsroom product, which launched in July 2021. No costs were capitalized during the three and six months ended June 30, 2022.

As a percentage of revenue, product development expenses were 4% for both the three and six-month periods ended June 30, 2022, respectively, compared to 4% and 5% during the same periods of 2021.

Depreciation and Amortization

Depreciation and amortization expenses decreased $5,000, or 3%, and $11,000, or 4%, during the three and six-month periods ended June 30, 2022, respectively, as compared to the same periods of 2021.

Interest income

Interest income represents interest income on deposit and money market accounts. The increase in interest income during the three and six months ended June 30, 2022, as compared to the same periods of the prior year, is due to an increase in interest rates associated with the deposit and money market accounts.

Income tax expense

We recognized income tax expense of $327,000 and $501,000 during the three and six-month periods ended June 30, 2022, respectively, compared to $256,000 and $419,000 during the same periods of 2021. The increase in income tax expense during the periods is due to an increase in our estimated effective tax rate for 2022. For the three and six-month period ended June 30, 2022, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes and expense related to Global Intangible Low-Taxed Income inclusion, partially offset by foreign tax credits.

Liquidity and Capital Resources

As of June 30, 2022, we had $21,458,000 in cash and cash equivalents and $3,484,000 in net accounts receivable. Current liabilities at June 30, 2022, totaled $6,048,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses. At June 30, 2022, our current assets exceeded our current liabilities by $20,017,000.

Effective October 3, 2021, the Company renewed its unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%. The amount of funds available for borrowing remained $3,000,000 and the term remained two years. As of June 30, 2022, the interest rate was 2.84% and the Company did not owe any amounts on the Line of Credit.

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

While it is unknown how long current conditions resulting from the COVID-19 pandemic will last, including whether a worldwide resurgence will occur, variants of the virus will become more impactful or vaccines will be completely effective, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business, however, our ability to pivot and enhance our product offering with our virtual products has generated increased revenue over the past two years. Despite the short-term increase in revenue, the concentrations of our customer base within middle, small and micro-cap customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 pandemic if a substantial portion of these customers are forced to scale back or cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Overall, despite many uncertainties in the market regarding the economic outlook and the future of the COVID-19 pandemic, the demand for our platforms and services continues to be stable in a majority of the segments we serve. The success of our Communications offering has been led by our ACCESSWIRE branded newswire, for which we believe we will continue to see stable to increased demand throughout 2022 and beyond. Although we experienced a decline in demand for our webcasting and events business since 2020, we believe we are well-positioned in this market with our ability to hold both in-person and virtual events using both our conference software and webcasting products. We believe this allows us to not only deliver attractive solutions to the market but may also lead us into new opportunities during this changing and challenging environment. The COVID-19 pandemic has caused shifts in demands for these products, and we are uncertain at this time if these shifts will continue and cannot make any assurances at this time that our products will be accepted by customers in the long-term.

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

We believe there is demand for our products around the world, led by our ACCESSWIRE newswire brand, as companies seek to find better platforms and tools to disseminate and communicate their messages in a more efficient and collaborative way.

We have invested and will continue to invest in our product sets, platforms and intellectual property development via internal development and acquisitions. Acquisitions remain a core part of our strategy and we believe acquisitions are key to enhancing our overall offerings in the market and are necessary to keep our competitive advantages and facilitate the next round of growth that management believes it can achieve. If we are successful in this effort, we believe we can further increase our market share as we move forward.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this quarterly report on From 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $5,000,000 of its common shares. The repurchase program does not have a specific expiration date, however, the board of directors may terminate it at any time, subject to all applicable securities laws and regulations, including Rule 10b-5 and Rule 10b-18. During the three-month period ended June 30, 2022, the Company repurchased 163,201 shares as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1-30, 2022	8,226	27.76	8,226	$4,590
May 1-31, 2022	80,748	22.92	80,748	$2,739
June 1-30, 2022	74,227	23.98	74,227	$959
Total	163,201	$23.65	163,201	$959

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

Date: August 4, 2022

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Timothy Pitoniak
Timothy Pitoniak
Chief Financial Officer

