Form 10-Q
period 2022-09-30
ISSUER DIRECT CORP
filed 2022-11-03
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,791,020 shares of common stock were issued and outstanding as of November 3, 2022.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,812	$23,852
Accounts receivable (net of allowance for doubtful accounts of $610 and $675, respectively)	3,062	3,291
Income tax receivable	285	—
Other current assets	807	750
Total current assets	25,966	27,893
Capitalized software (net of accumulated amortization of $3,349 and $3,301, respectively)	153	201
Fixed assets (net of accumulated depreciation of $572 and $456, respectively)	649	713
Right-of-use asset – leases	1,341	1,533
Other long-term assets	110	94
Goodwill	6,376	6,376
Intangible assets (net of accumulated amortization of $6,329 and $6,005, respectively)	2,123	2,447
Total assets	$36,718	$39,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$691	$695
Accrued expenses	1,638	1,975
Income taxes payable	198	46
Deferred revenue	3,429	3,086
Total current liabilities	5,956	5,802
Deferred income tax liability	96	176
Lease liabilities – long-term	1,422	1,659
Total liabilities	7,474	7,637
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,610,839 and 3,793,538 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	18,051	22,401
Other accumulated comprehensive loss	(88)	(19)
Retained earnings	11,277	9,234
Total stockholders' equity	29,244	31,620
Total liabilities and stockholders’ equity	$36,718	$39,257

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues	$5,280	$5,465	$16,375	$16,165
Cost of revenues	1,212	1,355	3,808	4,229
Gross profit	4,068	4,110	12,567	11,936
Operating costs and expenses:
General and administrative	1,657	1,258	4,903	3,923
Sales and marketing expenses	1,231	1,349	3,866	3,633
Product development	245	373	734	878
Depreciation and amortization	146	153	439	457
Total operating costs and expenses	3,279	3,133	9,942	8,891
Operating income	789	977	2,625	3,045
Other income	—	366	—	366
Interest income	77	—	99	2
Income before taxes	866	1,343	2,724	3,413
Income tax expense	180	319	681	738
Net income	$686	$1,024	$2,043	$2,675
Income per share – basic	$0.19	$0.27	$0.55	$0.71
Income per share – fully diluted	$0.19	$0.27	$0.55	$0.70
Weighted average number of common shares outstanding – basic	3,618	3,788	3,717	3,776
Weighted average number of common shares outstanding – fully diluted	3,636	3,821	3,738	3,818

The accompanying notes are an integral part of these unaudited financial statements.

4

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net income	$686	$1,024	$2,043	$2,675
Foreign currency translation adjustment	(53)	7	(69)	5
Comprehensive income	$633	$1,031	$1,974	$2,680

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Other Accumulated Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2020	3,770,752	$4	$22,214	$(19)	$5,943	$28,142
Stock-based compensation expense	—	—	63	—	—	63
Exercise of stock awards, net of tax	15,000	—	199	—	—	199
Stock repurchase and retirement	(19,777)	—	(452)	—	—	(452)
Foreign currency translation	—	—	—	3	—	3
Net income	—	—	—	—	545	545
Balance at March 31, 2021	3,765,975	$4	$22,024	$(16)	$6,488	$28,500
Stock-based compensation expense	—	—	69	—	—	69
Exercise of stock awards, net of tax	20,550	—	20	—	—	20
Foreign currency translation	—	—	—	(5)	—	(5)
Net income	—	—	—	—	1,106	1,106
Balance at June 30, 2021	3,786,525	$4	$22,113	$(21)	$7,594	$29,690
Stock-based compensation expense	—	—	100	—	—	100
Exercise of stock awards, net of tax	4,513	—	55	—	—	55
Foreign currency translation	—	—	—	7	—	7
Net income	—	—	—	—	1,024	1,024
Balance at September 30, 2021	3,791,038	$4	$22,268	$(14)	$8,618	$30,876

Balance at December 31, 2021	3,793,538	$4	$22,401	$(19)	$9,234	$31,620
Stock-based compensation expense	—	—	184	—	—	184
Exercise of stock awards, net of tax	7,500	—	58	—	—	58
Stock repurchase and retirement	(6,200)	—	(182)	—	—	(182)
Foreign currency translation	—	—	—	7	—	7
Net income	—	—	—	—	516	516
Balance at March 31, 2022	3,794,838	$4	$22,461	$(12)	$9,750	$32,203
Stock-based compensation expense	—	—	188	—	—	188
Exercise of stock awards, net of tax	15,265	—	—	—	—	—
Stock repurchase and retirement	(163,201)	—	(3,859)	—	—	(3,859)
Foreign currency translation	—	—	—	(23)	—	(23)
Net income	—	—	—	—	841	841
Balance at June 30, 2022	3,646,902	$4	$18,790	$(35)	$10,591	$29,350
Stock-based compensation expense	—	—	187	—	—	187
Exercise of stock awards, net of tax	2,500	—	33	—	—	33
Stock repurchase and retirement	(38,563)	—	(959)	—	—	(959)
Foreign currency translation	—	—	—	(53)	—	(53)
Net income	—	—	—	—	686	686
Balance at September 30, 2022	3,610,839	$4	$18,051	$(88)	$11,277	$29,244

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,043	$2,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487	854
Bad debt expense	279	236
Deferred income taxes	(80)	(14)
Stock-based compensation expense	559	232
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(61)	(767)
Decrease (increase) in other assets	(166)	(273)
Increase (decrease) in accounts payable	(2)	365
Increase (decrease) in accrued expenses	(409)	(489)
Increase (decrease) in deferred revenue	375	500
Net cash provided by operating activities	3,025	3,319

Cash flows from investing activities:
Capitalized software	—	(215)
Purchase of fixed assets	(52)	(49)
Net cash used in investing activities	(52)	(264)

Cash flows from financing activities:
Exercise of stock options	91	274
Payment for stock repurchase and retirement	(5,000)	(452)
Net cash used in financing activities	(4,909)	(178)

Net change in cash and cash equivalents	(1,936)	2,877
Cash – beginning	23,852	19,556
Currency translation adjustment	(104)	(18)
Cash and cash equivalents – ending	$21,812	$22,415

Supplemental disclosures:
Cash paid for income taxes	$782	$893

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2022 and consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three and nine-month periods ended September 30, 2022 and 2021 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2021 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on our Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 50,250 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2022, because their impact was anti-dilutive. There were no shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2021, because their impact was anti-dilutive.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of September 30, 2022, and December 31, 2021, was $3,429,000 and $3,086,000, respectively, and is expected to be recognized within one year. Revenue recognized for the nine months ended September 30, 2022, and 2021, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $2,763,000 and $1,948,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $3,062,000 and $3,291,000 as of September 30, 2022, and December 31, 2021, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of September 30, 2022 and December 31, 2021, the Company has capitalized $80,000 and $53,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of the financial institution in which it holds deposits. As of September 30, 2022, the total amount exceeding such limit was $19,375,000. The Company also had cash-on-hand of $2,137,000 in Canada and $50,000 in Europe as of September 30, 2022.

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

Capitalized Software

Costs incurred to develop our cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and nine-month periods ended September 30, 2022 and 2021, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Capitalized software development costs	$—	$54	$—	$215
Amortization included in cost of revenues	17	137	48	398

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

As of September 30, 2022 and December 31, 2021, the Company believes that the fair value of our financial instruments, such as, accounts receivable, our line of credit, and accounts payable approximate their carrying amounts.

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

Advertising

The Company expenses advertising as incurred. During the three and nine-month periods ended September 30, 2022, advertising expense was $95,000 and $304,000, respectively. During the three and nine-month periods ended September 30, 2021, advertising expense was $37,000 and $169,000, respectively.

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

During the three and nine months ended September 30, 2021, we recorded an ERC benefit of 366,000 in other income in our Consolidated statements of operations and in other current assets in our Consolidated balance sheets as of September 30, 2021.

Note 3: Equity

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of September 30, 2022, there are 140,995 shares which remain eligible to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 8.00	7,500	2.42	$7.12	7,500
8.01 - 11.00	3,500	4.82	10.11	3,500
11.01 - 16.00	18,000	5.78	13.12	18,000
16.01 - 27.00	38,000	8.55	24.19	8,000
$27.01 - 27.71	20,250	9.30	27.71	1,500
Total	87,250	7.48	$20.69	38,500

As of September 30, 2022, the Company had unrecognized stock compensation related to the options of $489,000, which will be recognized through 2026.

During the nine months ended September 30, 2022, the Company granted 32,240 restricted stock units. No restricted stock units were granted during the three months ended September 20, 2022. An executive officer was granted 20,000 shares which do not vest until the third anniversary of the grant date and have a grant date fair value of $26.00 per share. Non-employee directors were granted 12,240 shares with a grant date fair value of $26.92 and vest at the earlier of the 2023 annual meeting of the shareholders or one year. During the nine months ended September 30, 2022, 15,265 restricted stock units with an intrinsic value of $26.05 per share vested.  No restricted stock units vested during the three months ended September 30, 2022. As of September 30, 2022, there was $666,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2025.

Stock repurchase and retirement

On August 7, 2019, the Company publicly announced a share repurchase program under which the Company was authorized to repurchase up to $1,000,000 of its common shares. On March 16, 2020, the Company publicly announced that the Company increased the share repurchase program to repurchase up to $2,000,000 of its common shares. As of March 31, 2021, the Company completed the repurchase program by purchasing 179,845 shares as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 7-31, 2019	22,150	$9.34	22,150	$793
September 1-30, 2019	2,830	10.00	2,830	765
October 1-31, 2019	39,363	10.44	39,363	354
November 1-30, 2019	11,827	10.43	11,827	231
December 1-31, 2019	—	—	—	231
January 1-31, 2020	—	—	—	231
February 1-29, 2020	—	—	—	231
March 1-31, 2020	21,700	9.33	21,700	1,028
April 1-30, 2020	22,698	9.02	22,698	823
May 1-31, 2020	39,500	9.51	39,500	448
No shares repurchased between June 2020 and February 2021
March 1-31, 2021	19,777	22.89	19,777	—

Total	179,845	$11.15	179,845	$—

On March 1, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $5,000,000 of its common shares. The Company completed the repurchase program by purchasing 38,563 and 207,964 shares during the three and nine-month periods ended September 30, 2022, respectively, as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1-31, 2022	6,200	$29.35	6,200	$4,818
April 1-30, 2022	8,226	27.76	8,226	4,590
May 1-31, 2022	80,748	22.92	80,748	2,739
June 1-30, 2022	74,227	23.98	74,227	959
July 1-31, 2022	32,392	24.88	32,392	153
August 1-31, 2022	6,171	24.79	6,171	—
September 1-30, 2022	—	—	—	—

Total	207,964	$24.04	207,964	$—

Note 4: Income taxes

The company recognized income tax expense of $180,000 and $681,000 for the three and nine-month periods ended September 30, 2022, respectively, compared to $319,000 and $738,000 during the same periods of 2021. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2022, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes and expense related to Global Intangible Low-Taxed Income inclusion, partially offset by foreign tax credits.

Note 5: Leases

Leasing activity generally consists of office leases. In March 2019, a new lease was signed to move the corporate headquarters to Raleigh, North Carolina. The new lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of September 30, 2022. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception. The Company also has an office in Salt Lake City, Utah, which is on a short-term lease that is month-to-month. As a result, the short-term lease recognition exemption has been elected for this lease, which means, for leases not expected to extend beyond twelve months, a ROU asset or lease liability will not be recognized.

Lease liabilities totaled $1,787,000 as of September 30, 2022. The current portion of this liability of $365,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,422,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Lease expense
Operating lease expense	$89	$87	$268	$261
Variable lease expense	4	29	31	86
Total lease expense	$93	$116	$299	$347

The weighted-average remaining non-cancelable lease term for our operating leases was 5.25 years as of September 30, 2022. As of September 30, 2022, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on September 30, 2022, are as follows (in 000’s):

Year Ended December 31:
2022	$92
2023	369
2024	379
2025	389
2026	400
Thereafter	413
Total lease payments	2,042
Present value adjustment	(255)
Lease liability	$1,787

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

Note 6: Revenue

The Company considers itself to be a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended September 30,
Revenue Streams	2022		2021
Communications	$3,487	66.0%	$3,686	67.4%
Compliance	1,793	34.0%	1,779	32.6%
Total	$5,280	100.0%	$5,465	100.0%

	Nine months ended September 30,
Revenue Streams	2022		2021
Communications	$10,561	64.5%	$10,383	64.2%
Compliance	5,814	35.5%	5,782	35.8%
Total	$16,375	100.0%	$16,165	100.0%

The Company did not have any customers during the three and nine-month periods ended September 30, 2022 or 2021 that accounted for more than 10% of revenue.

Note 7: Line of Credit

Effective October 3, 2021, the Company renewed its unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%. The amount of funds available for borrowing remained $3,000,000 and the term remained two years. As of September 30, 2022, the interest rate was 4.22% and the Company did not owe any amounts on the Line of Credit.

Note 8: Subsequent Event

Acquisition of iNewsWire.com LLC

On November 1, 2022 (the “Closing Date”), the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Lead Capital, LLC, a Delaware limited liability company (the “Seller”), whereby the Company purchased all of the issued and outstanding membership interests of iNewsWire.com LLC, a Delaware limited liability company (“Newswire”).  Newswire is a leading media and marketing communications technology company that provides press release distribution, media databases, media monitoring, and newsrooms through its Media Advantage Platform.

Under the terms of the Purchase Agreement and on the Closing Date, the Company paid to the Seller aggregate consideration of approximately $43.9 million, consisting of the following: (i) a cash payment of $18.0 million subject to a 60-day escrow to secure the payment of any working capital adjustments or any employee bonus obligations of Newswire; (ii) the issuance of a Secured Promissory Note in the principal amount of $22.0 million (the “Secured Note”); and (iii) the issuance of 180,181 shares of the Company’s common stock, par value $0.001, valued at approximately $3.9 million based on the Company’s closing stock price of $21.60 on the Closing Date.

The Secured Note is due and payable on November 8, 2023 (the “Maturity Date”) and bears an annual interest rate of 6%.  The Secured Note is secured by the intellectual property (with certain exceptions) and the domain names acquired by the Company as part of the acquisition.  The Secured Note may be prepaid, however, the 6% interest payment is guaranteed through the Maturity Date even if prepayments are made.

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

We announce material financial information to our investors using our investor relations website (www.issuerdirect.com), SEC filings, investor events, news and earnings releases, public conference calls, webcasts and social media. We use these channels to communicate with our investors and the public about our company, our products and services and other related matters. It is possible that information we post on some of these channels could be deemed to be material information. Therefore, we encourage investors, the media and others interested in Issuer Direct to review the information we post to all our channels, including our social media accounts.

We are a premier provider of communications and compliance technology solutions that are designed to help organizations tell their stories globally. Our principal platform, Platform id.™, empowers users by thoughtfully integrating the most relevant tools, technologies and products, thus eliminating the complexity associated with producing and distributing their business communications and financial information. Platform id. efficiently and effectively helps our customers manage their events when seeking to distribute their messaging to key constituents, investors, markets and regulatory systems around the globe. Platform id. consists of several related but distinct Communications and Compliance modules that our customers utilize every quarter.

We disclose our revenues in the following two main categories: (i) Communications and (ii) Compliance. Set forth below is an infographic depicting the products included in each of these two main categories we provide today:

Over the next several years, we expect the Communications portion of our business to increase, both in terms of overall revenue and as compared to the Compliance portion of our business. Therefore, we plan to continue to invest in offerings we intend to incorporate into our Communications product lineup. Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations and communications needs. We believe Platform id. can address all these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

We work with a diverse customer base, which includes not only corporate issuers and private companies, but also investment banks, professional firms, such as investor relations and public relations firms, as well as the accounting and legal communities. Our customers and their service providers utilize our platform and related solutions from document creation all the way to dissemination to regulatory bodies, news outlets, financial platforms, and our customers’ shareholders. Private companies primarily use our news distribution, newsroom and webcasting products and services to disseminate their message globally.

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

ACCESSWIRE

Our press release offering, which is marketed under the brand ACCESSWIRE, is a news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. We believe ACCESSWIRE is becoming a competitive alternative in the newswire industry because we have been able to use our technological advancements to allow customers to self-edit releases or use our editorial staff as desired to edit releases. We continue to expand our distribution points, improve our targeting and enhance our analytics reporting. We also offer an e-commerce element to our ACCESSWIRE product, whereby customers can self-select their distribution, register, and then upload their press release for editorial review in minutes. We believe these enhancements have helped lead to an increase in ACCESSWIRE revenues and customers each year compared to the prior year, a trend we expect to continue over the next several years. We have also been able to maintain high gross margins while providing our customers flexible pricing, with options to pay per release or enter longer-term agreements for a designated package of releases.

Like other newswires globally, ACCESSWIRE is dependent upon several key partners for its news distribution. Disruption in any of our partnerships could have a materially adverse impact on ACCESSWIRE and our overall business.

Newsroom

A natural expansion to our ACCESSWIRE and investor relations website business is our corporate Newsroom, which we brought to market during the middle of the third quarter of 2021. This product offering can be an add-on to any customer’s ACCESSWIRE or Platform id. account. The Newsroom suite includes a custom newsroom page builder, a brand asset manager and contact manager.

Our Newsroom suite addresses the needs of our customers looking to build connections with media, journalists, customers and, if applicable the investment community. According to a survey from TekGroup, a majority of journalists and media professionals indicated the importance of newsrooms that include digital media, press kits and video. We believe our Newsroom suite accomplishes this by including the following three components:

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

Webcasting & Events

Our webcasting and events business is comprised of our earnings call webcasting solutions and our virtual meeting and events software (such as annual meetings, deal/non-deal road shows, analyst days and shareholder days). The demand for these products with a virtual component was at an all-time high for us in 2020, largely due to the COVID-19 pandemic. The industry overall has begun to see a reduction in the number of virtual events, specifically annual meetings and deal/non-deal roadshows, as customers are relying on internal enterprise solutions or are returning to pre-pandemic travel and in-person meetings, reducing the need for a virtual component. This has contributed to a decline in demand for our virtual components since the prior year.

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

Our VisualWebcaster Platform (“VWP”) is a cloud-based webcast, webinar and virtual meeting platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel has significantly strengthened our webcasting product and Platform id. offering. The VWP technology gives us the ability to host thousands of webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include any type of virtual event. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers.

Professional Conference and Events Software

Our professional conference and events software is a subscription offering we currently license to investor conference organizers, which in the aggregate we believe held an estimated 1,000 plus events a year prior to 2020. This number significantly decreased in 2020 and is expected to remain at decreased levels in the near future and possibly long-term as a result of COVID-19. This software, which is also available as a native mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. This cloud-based product can be used in a virtual or in person conference setting and is integrated within Platform id. to enhance our Communications module subscription offerings of newswire, newsrooms, webcasting and shareholder targeting. We believe this integration gives us a unique offering for professional conference organizers that is not available elsewhere in the market. We believe this software helps make Platform id. a platform of choice for investment banks, issuers and investors. However, similar to our virtual events business, the transition of conferences back to in-person events has had an impact on our conference events software subscription business, as in-person events have either been smaller or delayed due to pandemic concerns.

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

Our Inline XBRL (Inline Extensible Business Reporting Language or “iXBRL”) product now includes upgrades that meet mandated SEC disclosure requirements which became effective last year. These requirements began impacting most of our customers on June 15, 2021, however, we had a number of customers previously file using our iXBRL product.

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

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue Streams	2022	2021	2022	2021
Communications
Revenue	$3,487	$3,686	$10,561	$10,383
Gross margin	$2,680	$2,882	$8,246	$7,839
Gross margin %	77%	78%	78%	75%

Compliance
Revenue	$1,793	$1,779	$5,814	$5,782
Gross margin	$1,388	$1,228	$4,321	$4,097
Gross margin %	77%	69%	74%	71%

Total
Revenue	$5,280	$5,465	$16,375	$16,165
Gross margin	$4,068	$4,110	$12,567	$11,936
Gross margin %	77%	75%	77%	74%

Revenues

Total revenue decreased by $185,000, or 3%, to $5,280,000 during the three-month period ended September 30, 2022, as compared to $5,465,000 during the same period of 2021. Total revenue increased by $210,000, or 1%, to $16,375,000 during the nine-month period ended September 30, 2022, compared to $16,165,000 during the same period of 2021.

Communications revenue decreased $199,000, or 5%, and increased $178,000, or 2%, during the three and nine-month periods ended September 30, 2022, respectively, as compared to the same periods of 2021. The decrease in revenue for the three-month period ended September 30, 2022, is attributed to a decrease in revenue from our webcasting and events revenue stream, partially due to less demand for our virtual products as conferences and meetings began to move back to in-person events, as well as timing of some events being pushed into the fourth quarter of 2022. This decrease was partially offset by an increase in revenue from our ACCESSWIRE news brand. ACCESSWIRE revenue for the three-month period ended September 30, 2022, increased approximately 6%, compared to the same period of the prior year. We also generated increased revenue from our investor relations websites and news feed product lines. The increase in revenue for the nine months ended September 30, 2022 is due to a 13% increase in revenue from ACCESSWIRE as well as increased revenue from investor relations websites and news feed product lines. These increases were partially offset by a decrease in revenue from our events and webcasting business due to the aforementioned reasons. Communications revenue was 66% and 65% of total revenue during the three and nine months ended September 30, 2022, respectively, as compared to 67% and 64% during the same periods of the prior year.

Compliance revenue increased $14,000, or 1% and $32,000 or also 1% during the three and nine-month periods ended September 30, 2022, respectively, as compared to the same periods of 2021. The increase in revenue is due primarily to an increase in revenue from print and proxy fulfillment services due to larger transactions during the periods. Revenue from our transfer agent services also increased for the three month-period ended September 30, 2022 due to an increase in subscription fees, however, continues to remain lower on a year-to-date basis. The increase in revenue from proxy fulfillment services was also partially offset by declines in disclosure services and software revenue and our legacy ARS services due to customer attrition.

No customers accounted for more than 10% of the revenues during the three and nine-month periods ended September 30, 2022, or 2021.

Deferred Revenue

At September 30, 2022, our deferred revenue balance was $3,429,000, which we expect to recognize over the next twelve months, compared to $3,086,000 at December 31, 2021, an increase of 11%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as advance billings for annual service contracts.

Cost of Revenues

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Compliance cost of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and amortization of capitalized software costs related to our disclosure software. Overall cost of revenues decreased by $143,000, or 11%, and $421,000, or 10%, during the three and nine-month periods ended September 30, 2022, respectively, as compared to the same periods of 2021. Overall gross margin decreased $42,000, or 1%, and increased $631,000, or 5%, during the three and nine-month periods ended September 30, 2022, respectively, as compared to the same periods of the prior year. Overall gross margin percentages increased to 77% during both the three and nine months ended September 30, 2022, respectively, compared to 75% and 74% during the same periods of 2021.

Cost of revenues associated with Communications revenue remained flat during the three-month period ended September 30, 2022, and decreased $229,000, or 9% during the nine months ended September 30, 2022, as compared to the same periods of 2021. The decrease for the nine-month period ended September 30, 2022, is primarily due to lower teleconferencing costs and other costs associated with our events and webcasting business. Gross margin percentages from Communications revenue was 77% and 78% during the three and nine-month periods ended September 30, 2022, respectively, as compared to 78% and 75% during the same periods of 2021. The decrease in gross margin percentage for the three-month period ended September 30, 2022 is due to the decrease in revenue from our webcasting and events business, partially offset by an increase in ACCESSWIRE revenue as a percentage of total Communications revenue. The increase in gross margin percentage during the nine-month period ended September 30, 2022 is associated with the decrease in costs noted above along with an increase in ACCESSWIRE revenue as a percentage of total Communications revenue.

Cost of revenues associated with our Compliance revenue decreased $146,000, or 26% and $192,000, or 11% during the three and nine-month periods ended September 30, 2022, respectively, as compared to the same periods of 2021. The decrease in Compliance cost of revenues is due to lower amortization expense associated with our disclosure software offset by an increase in print and postage costs associated with the increase in revenue from print and proxy and fulfillment services. Gross margins percentages from our Compliance revenue were 77% and 74% during the three and nine-month periods ended September 30, 2022, respectively, as compared to 69% and 71% for the same periods of 2021. The increase in gross margin percentage during both periods is primarily due to lower amortization expenses associated with our disclosure software, partially offset by an increase in postage and print and proxy fulfillment costs.

Operating Expenses

General and Administrative Expense

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $1,657,000 and $4,903,000 during the three and nine months ended September 30, 2022, respectively, an increase of $399,000, or 32%, and $980,000, or 25%, respectively, compared to the same periods of 2021. The increase is primarily driven by stock compensation expense, employee-related costs, recruiting fees and insurance expense associated with investments for future growth.

As a percentage of revenue, general and administrative expenses were 31% and 30% for the three and nine-month periods ended September 30, 2022, respectively, compared to 23% and 24% for the same periods of 2021.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $1,231,000 and $3,866,000 for the three and nine-month periods ended September 30, 2022, respectively, a decrease of $118,000, or 9%, and an increase of $233,000, or 6%, compared to the same periods of the prior year. The decrease during the three-month period ended September 30, 2022 is due to a decrease in commission expense, partially offset by an increase in advertising and digital marketing spend. The increase during the nine-month period is directly related to our investment in our sales and marketing initiatives with an increase in headcount, advertising, digital marketing spend and system enhancements, partially offset by a decrease in commission expense.

As a percentage of revenue, sales and marketing expenses were 23% and 24% during the three and nine-month periods ended September 30, 2022, respectively, compared to 25% and 22% for the same periods of 2021.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance Platform id. Product development expenses decreased $128,000, or 34%, and $144,000 or 16%, during the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021. The decrease is primarily due to fewer consultants used on development projects during the three and nine-month periods ended September 30, 2022. During the three and nine-month periods ended September 30, 2021, we capitalized $54,000 and $161,000 of costs related to the development of our newsroom product, respectively, which launched in July 2021.  No costs were capitalized during the three and nine months ended September 30, 2022.

As a percentage of revenue, product development expenses were 5% and 4% for the three and nine-month periods ended September 30, 2022, respectively, compared to 7% and 5% during the same periods of 2021.

Depreciation and Amortization

Depreciation and amortization expenses decreased $7,000, or 5%, and $18,000, or 4%, during the three and nine-month periods ended September 30, 2022, respectively, as compared to the same periods of 2021.

Interest income

Interest income, net, represents interest income on deposit and money market accounts. The increase in interest income during the three and nine months ended September 30, 2022, as compared to the same periods of the prior year, is due to a decrease in interest rates associated with the deposit and money market accounts.

Other Income

                Other income for the three and nine months ended September 30, 2021, primarily represents a benefit of $366,000 related to the employee retention credit enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

Income tax expense

We recognized income tax expense of $180,000 and $681,000 for the three and nine-month periods ended September 30, 2022, respectively, compared to $319,000 and $738,000 during the same periods of 2021. The decrease in income tax expense compared to the prior year is primarily related to a decrease in pre-tax income. For the three and nine-month periods ended September 30, 2022, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income taxes and expense related to Global Intangible Low-Taxed Income inclusion, partially offset by foreign tax credits.

Liquidity and Capital Resources

As of September 30, 2022, we had $21,812,000 in cash and cash equivalents and $3,062,000 in net accounts receivable. Current liabilities at September 30, 2022, totaled $5,956,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses. At September 30, 2022, our current assets exceeded our current liabilities by $20,010,000.

Effective October 3, 2021, the Company renewed its unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%. The amount of funds available for borrowing remained $3,000,000 and the term remained two years. As of September 30, 2022, the interest rate was 4.22% and the Company did not owe any amounts on the Line of Credit.

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

While it is unknown how long current conditions resulting from the COVID-19 pandemic will last, including whether a worldwide resurgence will occur, variants of the virus will become more impactful or vaccines will be completely effective, we could experience a material disruption of our employees and operations, a decline in revenue, a decline in value of our assets, deterioration of our customer base and the inability of our customers to pay for subscriptions or services provided. To date, we have seen both positive and negative impacts to our business. Physical, in-person conferences have been delayed and in the past, there have been delays in transactions processed by the Depository Trust Company and banks and brokers in our transfer agent business. However, our ability to pivot and enhance our product offering with our virtual products generated increased revenue over the past two years. Despite our ability to pivot and enhance our product offering, the concentrations of our customer base within middle, small and micro-cap customers make it reasonably possible that we are vulnerable to the risk of a near-term negative impact related to the COVID-19 pandemic if a substantial portion of these customers are forced to scale back or cease operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the continued impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

COVID-19’s continuing impacts,  the current military conflict in Ukraine, instability in global energy markets, global inflation and rapidly increasing interest rates have contributed to significant global economic uncertainty, disrupted global trade and supply chains, adversely impacted many industries and contributed to significant declines and volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic outlook and the future of the COVID-19 pandemic, the demand for our platforms and services continues to be stable in a majority of the markets we serve. The success of our Communications offering has been led by our ACCESSWIRE branded newswire, for which we believe we will continue to see stable to increased demand throughout 2022 and beyond. Although we experienced a decline in demand for our webcasting and events business since 2020, we believe we are well-positioned in this market with our ability to hold both in-person and virtual events using both our conference software and webcasting products. We believe this allows us to not only deliver attractive solutions to the market but may also lead us into new opportunities during this changing and challenging environment. The COVID-19 pandemic and global economic downturn has caused shifts in demands for these products, and we are uncertain at this time if these shifts will continue and cannot make any assurances at this time that our products will be accepted by customers in the long-term.

The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during the remainder of 2022 and into 2023:

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $5,000,000 of its common shares. The Company completed the repurchase program by purchasing 38,563 shares during the three-month period ended September 30, 2022, as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1-31, 2022	32,392	$24.88	32,392	$153
August 1-31, 2022	6,171	24.79	6,171	—
September 1-30, 2022	—	—	—	—
Total	38,563	$24.87	38,563	$—

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

Date: November 3, 2022

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Timothy Pitoniak
Timothy Pitoniak
Chief Financial Officer

