Form 10-K
period 2022-12-31
ISSUER DIRECT CORP
filed 2023-03-02
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________to ___________

———————

ISSUER DIRECT CORPORATION
(Name of small business issuer in its charter)

———————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

One Glenwood Avenue, Suite 1001, Raleigh, NC 27603

(Address of Principal Executive Office) (Zip Code)

(919) 481-4000

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ISDR	NYSE American.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's second fiscal quarter, was approximately $92,850,125 based on the closing price reported on the NYSE American as of such date.

As of March 2, 2023, the number of outstanding shares of the registrant's common stock was 3,791,020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Financial Data in iXBRL, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, in the investor relations section of our website at www.issuerdirect.com.

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

We are a leading communications and compliance company, providing solutions for both public relations and investor relations professionals. Our comprehensive solutions are used by thousands of customers from emerging startups to multi-billion-dollar global brands, ensuring their most important moments are reaching the right audiences, via our industry leading newswire, IR website solutions, events technology and compliance solutions. Our platform efficiently and effectively helps our customers manage their events when seeking to distribute their messaging to key constituents, investors, markets and regulatory systems around the globe.

Our platform consists of several related but distinct Communications and Compliance modules that companies and customers utilize every quarter. As such, we disclose or revenue in the following two main categories: (i) Communications and (ii) Compliance. Set forth below is an infographic depicting the products included in each of these two main categories we provide today:

Over the next several years, we expect the Communications portion of our business to continue to increase, both in terms of overall revenue and as compared to the Compliance portion of our business as it has done in the past. Therefore, we plan to continue to invest in offerings we intend to incorporate into our Communications product lineup.  Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations and communications needs. We believe our platform can address all these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

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

Communications

Our Communications platform consists of our press release distribution businesses branded as ACCESSWIRE and Newswire, our webcasting and events business, professional conference and events software, as well as our investor relations website technology. We are currently in the process of integrating the ACCESSWIRE and Newswire news distribution platforms into one system that will give our customers all of the benefits of both systems combined into one. These products are sold as the leading part of our Communications subscription, as well as individually to customers around the globe and are further described below.

Acquisition of iNewswire.com LLC

On November 1, 2022, we acquired all of the issued and outstanding membership interests of iNewswire.com LLC, a Delaware limited liability company (“Newswire”).  Newswire is a media technology company that provides customers press release distribution, media databases, media monitoring, and newsrooms for greater brand awareness through earned media, increased online visibility through greater search engine optimization recognition, and more sales inquiries through targeted digital marketing campaigns. Through its Media Advantage Platform (“MAP”), Newswire automates media and marketing communications for large and small businesses seeking to deliver the right message to the right audience at the right time for the right purpose.

We believe this transaction strengthens our entire communications portfolio and combined with our ACCESSWIRE business, grows our press release distribution business to now be one of North America's largest press release distribution platforms. The acquisition almost doubles our press release customer base and combines what we believe are qualified people and strong distribution, technology and brands. Newswire customers will benefit from the global footprint ACCESSWIRE has built over the last seven years, whereas Issuer Direct's customers will have access to Newswire's brand-new media database platform, analytics, as well as its MAP. Lastly, we believe the acquisition will also result in meaningful operational synergies in the combined company.

Through the MAP product, Newswire provides a media and marketing communications utility that converts customers’ owned media into earned media opportunities to accelerate business growth. The MAP Market Builder provides integrated media and marketing communications programs aimed to increase site traffic, qualified leads and lowering cost of acquisition for new accounts.

ACCESSWIRE

Our existing press release offering, which is marketed under the brand ACCESSWIRE, is a news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. We believe ACCESSWIRE is becoming a competitive alternative in the newswire industry because we have been able to use our technological advancements to allow customers to self-edit releases or use our editorial staff as desired to edit releases. We continue to expand our distribution points, improve our targeting and enhance our analytics reporting. We also offer an e-commerce element to our ACCESSWIRE product, whereby customers can self-select their distribution, register, and then upload their press release for editorial review in minutes. We believe these enhancements have helped increase ACCESSWIRE revenues each year compared to the prior year, a trend we expect to continue over the next several years. We have also been able to maintain high gross margins while providing our customer flexible pricing, with options to pay per release or enter longer-term agreements for a designated package of releases.

Like other newswires globally, ACCESSWIRE is dependent upon several key partners for its news distribution. Disruption in any of our partnerships could have a materially adverse impact on ACCESSWIRE and our overall business.

Newsroom

A natural expansion to our ACCESSWIRE and investor relations website business is our corporate Newsroom, which we brought to market during the third quarter of 2021. This product offering can be an add-on to any customer’s ACCESSWIRE or Communications subscription account. The Newsroom suite includes a custom newsroom page builder, a brand asset manager and contact manager.

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

Newsroom page – a custom URL, self-publishing system for customers that automatically adds ACCESSWIRE news to their newsroom and allows them the ability to add any other mention, article or post from the web to their newsroom. Customers can self-manage this platform to customize colors, font, logo, images, social integration, and contact and customer URLs.

Brand Asset Manager – a customizable library of images, video and press kits, which can be shared both privately and publicly, as well as integrated into the ACCESSWIRE editor for easy access of customers’ high- resolution images. All assets are tagged to give our customers analytics for both views and downloads. Subsequent versions of this feature will allow for greater analytics as engagement occurs with our customers’ assets.

Contact Manager – a technology that allows our customers to provide their audiences the ability to quickly subscribe to alerts or notifications of a particular brand. Customers have the ability to deliver their stories automatically or time based. Engagement and delivery reports are also available to customers directly from their dashboard.

Webcasting & Events

Our webcasting and events business is comprised of our earnings call webcasting solutions and our virtual meeting and events software (such as annual meetings, deal/non-deal road shows, analyst days and shareholder days). The demand for these products with a virtual component was at an all-time high for us in 2020, largely due to the COVID-19 pandemic. The industry overall has begun to see a reduction in the number of virtual events, specifically annual meetings and deal/non-deal roadshows, as customers are relying on internal enterprise solutions or are returning to pre-pandemic travel and in-person meetings, reducing the need for a virtual component. This has contributed to a decline in demand for our virtual components since prior years.

Traditional earnings calls and webcasts are a highly competitive market with the majority of the business being driven from practitioners in investor relations and communications firms. We estimate there are approximately 5,000 companies in North America conducting earnings events each quarter that include a teleconference, webcast or both as part of their events. Our platform incorporates other elements of the earnings event, including earnings date/call announcement, earnings press release and SEC Form 8-K filings. There are a handful of our competitors that can offer this integrated full-service solution today, however, we believe our real-time event setup and integrated approach offers a more effective way to manage the process.

Additionally, as a commitment to broadening the reach of our webcast platform, we broadcast live additional companies’ earnings events, whether they are conducted on our platform or not, within our shareholder outreach module, which helps drive new audiences and give companies the ability to view their analytics and engagement of each event. During the first half of 2021, we released the first version of this real-time engagement and analytics dashboard to our customers.

Our VisualWebcaster Platform (“VWP”) is a cloud-based webcast, webinar and virtual meeting platform that delivers live and on-demand streaming of events to audiences of all sizes. VWP allows customers to create, produce and deliver events, which we feel has significantly strengthened our webcasting product and Communications offering. The VWP technology gives us the ability to host thousands of webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include any type of virtual event. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers.

Professional Conference and Events Software

Our professional conference and events software is a subscription offering we currently license to investor conference organizers, which in the aggregate we believe held an estimated 1,000 plus events a year prior to 2020. This number significantly decreased in 2020 and is expected to remain at decreased levels in the near future, however in-person events began to increase throughout 2022. This software, which is also available as a native mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. This cloud-based product can be used in a virtual or in person conference setting and is integrated within our Communications subscription offerings of newswire, newsrooms, webcasting and shareholder targeting. We believe this integration gives us a unique offering for professional conference organizers that is not available elsewhere in the market. We believe this software helps make our platform a platform of choice for investment banks, issuers and investors.

Investor Relations Websites

Our investor relations content network is another component of our Communications offering, which is used to create the investor relations’ tab of a company’s website. This investor relations content network is a robust series of data feeds including news feeds, stock feeds, fundamentals, regulatory filings, corporate governance and many other components which are aggregated from most of the major exchanges and news distribution outlets around the world. Customers can subscribe to one or more of these data feeds or as a component of a fully designed and hosted website for pre-IPO companies, SEC reporting companies and partners seeking to display our content on their corporate sites. The clear benefit to our investor relations content network is its integration with our other Communications offerings. As such, companies can produce content for public distribution and it is automatically linked to their corporate website, distributed to targeted groups and placed into our data feed partners.

Compliance

Our Compliance offerings consist of our disclosure software for financial reporting, stock transfer services, and related annual meeting, print and shareholder distribution services. Some of these products are sold as part of a Compliance subscription as well as individually to customers around the globe.

Disclosure Software and Services

Our disclosure reporting module is a document conversion, editing and filing offering which is designed for reporting companies and professionals seeking to insource the document drafting, editing and filing processes to the SEC’s EDGAR system. Our disclosure business also offers companies the ability to use our in-house staff to assist in the conversion, tagging and filing of their documents. We generate revenues in disclosure both from software and services and, in most cases, customers have both components within their annual agreements, while others pay for services as they are completed.

Our Inline XBRL (Inline Extensible Business Reporting Language or “iXBRL”) product now includes upgrades that meet newly mandated SEC disclosure requirements which became effective in 2021.

Whistleblower Hotline

Our whistleblower hotline is an add-on product within our platform. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance whistleblower policy. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we are introduced to new IPO customers and other larger cap customers listed on the NYSE. Since 2014, we have been a named NYSE subsidy provider of this Whistleblower solution. In 2020, NYSE renewed and extended the initial subsidy term to four years from two years, whereby the first two years are provided under subsidy and the added two years are at our standard subscription rates. Recently, we have been working on upgrading the incident response and management component of the workflow, which is expected to be completed in 2023.

Stock Transfer Module

A valued subscription add-on in our Compliance offering is the ability for our customers to gain access to real-time information about their shareholders, stock ledgers and reports and to issue new shares from our cloud-based stock transfer module. Managing the capitalization table of a public company or pre-IPO company is a cornerstone of corporate governance and transparency, and as such companies and community banks have chosen us to assist with their stock transfer needs, including bond offerings and dividend management. This is an industry which has experienced declining overall revenues as it was affected by the replacement of paper certificates with digital certificates. However, we have been focused on selling subscriptions of the stock transfer component of our platform, allowing customers to gain access to our cloud-based system in order to move shares or query shareholders, which we believe has resulted in a more efficient process for both our customers and us.

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

Shareholder Distribution

Over the past few years, we have worked on refining the model of digital distribution of our customers’ message to the investment community and beyond. This was accomplished by integrating our shareholder outreach module, Investor Network, into and with our Compliance offerings. Most of the customers subscribing to this module today are historical PrecisionIR (“PIR”) – Annual Report Service (“ARS”) users, as well as new customers purchasing the entire platform subscription. We migrated some of the customers from the traditional ARS business into this new digital subscription business, however, we continue to operate a portion of this legacy physical hard copy delivery of annual reports and prospectuses for customers who opt to take advantage of it. We continue to see customer attrition for customers who subscribe to both the electronic and physical distribution of reports as a stand-alone product.

Our overall strategy includes:

Expansion of Customer Base

We expect to continue to see demand for our products within our customer base and in the industries we serve. We continue to focus on migrating customer contracts to subscription-based contracts that are typically with terms of one year or greater. We believe this will help us move from a transaction-based revenue model to a recurring subscription-based revenue model, which may give us more consistent, predictable revenue patterns and hopefully create longer lasting customer relationships.

 Additionally, as part of our customer expansion efforts, we are committed to working beyond the single point of contact and into the entire C suite (CEO, CFO, IRO, CMO, Corporate Communications Director, Corporate Secretary, etc.) of an organization which we believe will help drive subscription revenues per customer.

Our primary growth strategy continues to be selling our communications solutions to new customers under a subscription arrangement, whereas in the past we were inclined to sell a single point solution. Selling a subscription to our Communications platform allows us to provide our customers with a competitively priced, complete solution for their communications needs. Our strategy of selling our cloud-based offerings via our platform to all customers under a subscription agreement should benefit us by moving away from selling individual solutions within highly commoditized markets that are experiencing pricing pressures.

New Offerings

During 2023 and going forward, we plan to continue to innovate, improve and build new applications into and with our platform, with the objective of developing integrated application solutions that are typically not offered by our competitors. As a company focused on technology offerings, we understand the importance of advancements and fully appreciate the risks and consequences of losing our market position if our product offerings become obsolete.

Each year we bring to market certain platform upgrades, add-ons, and new offerings that we believe will complement our overall platform solutions. We believe our innovation and platform technology efficiencies continue to be a competitive advantage and focus for us.

We have a slate of product platform enhancements coming this fiscal year as we have had in the past, that will help our customers stay connected with their customers, shareholders and constituent base. Specifically, these advancements will be centered around our communications business, whereby we will be adding analytical components and databases to aid in the discovery of a company’s brand. Additionally, we have other strategic upgrades to our platform that we believe will both increase customer retention and annual revenue per customer.

Our acquisition of Newswire provides us the opportunity to offer MAP and our media database platform to existing ACCESSWIRE customers. MAP is a media and marketing communications utility that converts customers’ owned media into earned media opportunities to accelerate business growth. The MAP Market Builder provides integrated media and marketing communications programs aimed to increase site traffic, qualified leads and lowering cost of acquisition for new accounts. The media database platform offers customers access to over a million journalists, broadcasters, and other publishers to target and compose their customized campaign to disseminate to a specific audience. The database also allows customers access to recently published articles by the media contacts to find relevant points to include their messages.

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

Sales and Marketing

During 2022, we continued to strengthen our brands in the market by working aggressively to expand our customer footprint and continue to cross sell to increase average revenue per customer. Since our platform, systems and operations are built to handle growth, we can leverage them to produce consistently high margins and increased cash flows without a proportional increase in our capital or operating expenses.

Our sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2022 with a multi-tier organization of sales personnel, consisting of Business Development Managers and Customer Service Managers. We believe this approach is the most efficient and effective way to reach new customers and grow our current install base. The total compensation packages for these teams are heavily weighted with commission compensation to incent sales and retention. All members of the sales team have quotas. As of December 31, 2022, we employed 40 full-time equivalent sales and marketing personnel compared to 30 as of December 31, 2021. The increase is driven by additional sales and marketing personnel associated with Newswire.

Our marketing organization has been focused on both new customer acquisition as well as campaigns to educate current customers on the advantages of using our platform. Additionally, our marketing team has expanded their focus on investor conferences, strategic partnerships and private company marketing activities in order to continue to scale our business long term.

Cybersecurity

In all our offerings, quality, support, and scalability as well as the need to preserve the confidential content of our customers are of utmost importance and part of our core values. We continue to maintain agreements with security software and hardware providers and consulting firms to identify, address and create policies and plans which enable us to mitigate our cybersecurity and information vulnerabilities on both a short-term and long-term basis. We believe having a solid cyber and information security policy is not only necessary to maintain our current business model but also is important to attract new customers. During the latter half of 2021, we spent considerable amounts of time building processes, internal controls and systems requirements to adhere to the American Institute of Certified Public Accountants (“AICPA”) criteria for a Service Organization Control 2 (“SOC 2”) report. As a result, we were issued our SOC 2 with a favorable opinion for the period ended November 30, 2022. We plan to continue to work closely with these firms, as well as our audit partner, to maintain our service commitments and system related to the elected trust services criteria.

Industry Overview

According to a 2022 Burton-Taylor Media Intelligence report, the global communications technology market is more than $5.5 billion in annual revenue. This total includes spending on social media solutions, media monitoring, press release targeting and distribution, and investor relations platforms globally. A key driver of growth in our industry is the introduction of new innovative technologies and solutions. We believe our technology and workflow automation solutions will help us gain market share within the industry.

Initially, the webcasting and virtual event side of the communications industry was greatly impacted by the COVID-19 pandemic as demand significantly increased for virtual events due to cancelled live, in-person events, meetings and conferences. Toward the end of the first quarter of 2020, we began enhancing our products by adding virtual components, as well as focusing our selling efforts on our webcasting technologies. However, the heightened demand for these virtual events began to ease as restrictions began to be lifted in 2021 and returned to in-person events in 2022.

The communications industry also benefits from increased regulatory requirements and the need for platforms and systems to manage these new regulations. Additionally, the industry, along with cloud-based technologies, have matured considerably over the past several years, whereby corporate issuers and communication professionals are seeking platforms and systems to do some, if not all the work themselves. We believe we are well positioned in this new environment to benefit from subscriptions and further advancements of our platform.

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

Competition

Despite some significant consolidation in recent years, the communications and compliance industries remain both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality, and the ability to service customer demands. Management has been focused on offsetting the risks relating to competition as well as the seasonality by introducing our cloud-based subscription platform, with higher margins, clear competitive advantages, higher customer stickiness and scalability to withstand market and pricing pressures.

We also review our operations on a regular basis to balance growth with opportunities to maximize efficiencies and support our long-term strategic goals. We believe by blending our workflow technologies with our legacy service offerings we can offer a comprehensive set of products and solutions to each of our customers within one platform that most competitors cannot offer today.

We believe we are positioned to be the communications platform of choice as a cost-effective alternative to both small regional providers and global providers. We also believe we benefit from our location in Raleigh, North Carolina, as we can hire and retain sales, customer service or production personnel in the area at a reasonable cost. However, there are positions where we have strong competition in hiring, such as research and development and qualified sales individuals with communications industry experience.

Customers

Our customers include a wide variety of public and private companies, mutual funds, law firms, brokerage firms, investment banks, individuals, and other institutions. For the year ended December 31, 2022, we worked with 8,218 customers, compared to 8,045 for the year ended December 31, 2021. This amount includes 1,196 customers from Newswire for the months of November and December. The decrease in customers on the ISDR side is primarily related to a reduction in private customers and customers from agencies we no longer partner with to reduce low margin business and have a direct relationship with our customers. We did not have any customers during the year ended December 31, 2022 that accounted for more than 10% of our revenue or more than 10% of our year end accounts receivable balance as of December 31, 2022.

Human Capital and Culture

As of December 31, 2022, we employed 137 employees and independent contractors, none of which are represented by a union. Our employees work in our corporate offices in North Carolina or their home offices throughout North America. The increase in headcount over the prior year us primarily related to the acquisition of Newswire.

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

Our recruitment strategy is based on identifying top talent, predominantly via existing networks and referrals, and offering competitive compensation packages that combine salary, benefits, equity, and a bonus plan. We apply a wide range of retention initiatives that include rewarding high-performance and opening opportunities for progression and career development. Identification of high-performing talent is linked to succession planning and development of the future-workforce is embedded in employee professional development plans.

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

As part of our acquisition of VWP in 2019, we assumed a three-year lease in Ft. Lauderdale, Florida, which expired on January 3, 2022 and we did not renew. Additionally, we had an office in Salt Lake City, Utah, which we vacated in 2022. We did not assume any leases associated with the Newswire acquisition. We continue to monitor the needs of our employees both in a remote and on-site basis and make necessary adjustments to our locations as needed.

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

We obtained a representation and warranty insurance policy in connection with our acquisition of Newswire relating to potential indemnification claims under the purchase agreement up to an aggregate amount of $12.9 million subject to a retention of $0.4 million.

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

Our business could be harmed if we do not successfully manage the integration of any business that we have acquired or may acquire in the future, particularly in light of our recent acquisition of Newswire. These risks include, among other things:

●	the difficulty of integrating the operations and personnel of the acquired businesses into our ongoing operations;

●	the potential disruption of our ongoing business and distraction of management;

●	the potential for new cyber-security risks to existing operations that weren’t previously mitigated:

●	the difficulty in incorporating acquired technology and rights into our products and technology;

●	unanticipated expenses and delays relating to completing acquired development projects and technology integration;

●

a potential increase in our indebtedness and contingent liabilities, which could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

●	the management of geographically remote units;

●	the establishment and maintenance of uniform standards, controls, procedures and policies;

●	the impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	risks of entering markets or types of businesses in which we have either limited or no direct experience;

●	the potential loss of key employees and/or customers of the acquired businesses; and

●	potential unknown liabilities, such as liability for hazardous substances, or other difficulties associated with acquired businesses.

Our revenue growth rate in past periods relating to our Communications revenue stream may not be indicative of its future performance.

With respect to our Communications revenue stream, we have experienced an annual revenue growth rate ranging from 13% to 55% between 2016 and 2022. Throughout these years, most of the growth has been due to the success of our ACCESSWIRE newswire brand.  In 2022, we also had additional growth from our acquisition of Newswire. In 2020, much of the growth came from demand for our events products that were upgraded to handle virtual needs in the industry as a result of the COVID-19 pandemic. Additionally, acquisitions of VWP in January 2019 and FSCwire in July 2018 have contributed to the growth. Our historical revenue growth rate of the Communications revenue stream is not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability and our stock price may be negatively impacted.

The success of our cloud-based software largely depends on our ability to provide reliable solutions to our customers. If a customer were to experience a product defect, a disruption in its ability to use our solutions or a security flaw, demand for our solutions could be diminished, we could be subject to substantial liability and our business could suffer.

Our product solutions are complex, and we often release new features. As such, our solutions could have errors, defects, viruses or security flaws that could result in unanticipated downtime for our customers and harm our reputation and our business. Internet-based software may contain undetected errors or security flaws when first introduced or when new versions or enhancements are released. We might from time to time find such defects in our solutions, the detection and correction of which could be time consuming and costly. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions in access, security flaws, viruses, data corruption or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, could delay or withhold payment to us or may make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. We could also lose future sales. In addition, a security breach of our solutions could result in our future business prospects being materially adversely impacted.

 A substantial portion of our business is derived from our press release distribution business, which is dependent on technology and key partners.

As noted, our ACCESSWIRE brand has been vital to the increase in revenue associated with our Communications business. It is expected that our recent acquisition of Newswire will also add significant revenue to our Communications business in the future. ACCESSWIRE and Newswire are dependent upon several key partners for news distribution, some of which are also partners that we rely on for other shareholder communications services. During the second quarter of 2019, one of our key partners made an industry-wide decision to no longer accept investor commentary content. A significant portion of our historical ACCESSWIRE revenue was generated from this type of content, which significantly affected revenue going forward. Further disruption in any of these partnerships could have a material adverse impact on our business and financial results and the inability to procure new key partners could impact the growth of the ACCESSWIRE brand, particularly with respect to public company news distribution. Additionally, ACCESSWIRE and Newswire are highly dependent on technology and any performance issues with this technology could have a material impact on our ability to serve our customers and thus our ability to generate revenue.

Failure to manage our growth may adversely affect our business or operations.

Since 2013, we have experienced overall growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our executive management team and employees and on our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 24 employees and contractors as of December 31, 2012 to 137 (including 18 independent contractors) as of December 31, 2022. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

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

If an actual or perceived security breach or premature release occurs, our reputation could be damaged, and we may lose future sales and customers. We may also become subject to civil claims, including indemnity or damage claims in certain customer contracts, or criminal investigations by appropriate authorities, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers for whom we have these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.

We must adapt to rapid changes in technology and customer requirements to remain competitive.

The market and demand for our products and services, to a varying extent, have been characterized by:

●	technological change;

●	frequent product and service introductions; and

●	evolving customer requirements.

We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to:

●	enhance our existing products and services;

●	gain market acceptance; and

●	Successfully develop new products and services that meet increasing customer requirements.

To achieve these goals, we will need to continue to make substantial investments in sales and marketing. We may not:

●	be successful in developing product and service enhancements or new products and services on a timely basis, if at all; or

●	be able to successfully market these enhancements and new products once developed.

Further, our products and services may be rendered obsolete or uncompetitive by new industry standards or changing technology.

Revenue from subscriptions and many of our service contracts is recognized ratably over the term of the contract or subscription period. As a result, downturns or upturns in sales may not be immediately reflected in our operating results.

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

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our products. Our customers have no obligation to renew their subscriptions for our products after the expiration of their initial subscription period. We may not accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our products, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline, and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and products, more subscriptions, or enhanced editions of our products to our current customers. If our efforts to sell additional solutions and products to our customers are not successful, our growth and operations may be impeded. In addition, any decline in our customer renewals or failure to convince our customers to broaden their use of our products would harm our future operating results.

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

The development of our technology-based products is complex and costly, and we typically have multiple technology-based products in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and enhanced technology-based products. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results. Unanticipated problems in developing technology-based products could also divert substantial development resources, which may impair our ability to develop new technology-based products and enhancements of such products and could substantially increase our costs. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our development efforts, and our business may be adversely affected.

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

Our certificate of incorporation authorizes us to issue up to 20,000,000 shares of common stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted, which could result in downward pressure on the price of our common stock. New investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock. In addition, if outstanding stock options are exercised or when outstanding restricted stock units are settled in shares, current shareholders will experience dilution.

We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting, and other expenses that would not be incurred as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. Many of these costs recur annually. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.

A failure to maintain adequate internal controls over our financial and management systems could cause errors in our financial reporting, which could cause a loss of investor confidence and result in a decline in the price of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. If we have a material weakness or significant deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis could result in us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, both of which in turn could cause the market value of our common stock to decline and affect our ability to raise capital.

Because we are a smaller reporting company, our independent registered public accounting firm was not required to and did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2022.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTY.

Our headquarters are located in Raleigh, North Carolina. In October 2019, we began a new lease for 9,766 square feet of office space, which expires December 31, 2027.

As part of our acquisition of VWP in 2019, we assumed a three-year lease in Ft. Lauderdale, Florida, which expired on January 3, 2022 and we did not renew. Additionally, we had an office in Salt Lake City, Utah, which we vacated in 2022. We did not assume any leases associated with the Newswire acquisition. We continue to monitor the needs of our employees both in a remote and on-site basis and make the necessary adjustments to our locations as needed.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders of Record

As of December 31, 2022, there were approximately 150 registered holders of record of our common stock and 3,791,020 shares outstanding.

Dividends

We did not pay any dividends during the year ended December 31, 2022 and 2021. There can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

COMPARISON OF CUMULATIVE TOTAL RETURN

Performance Comparison Graph

The graph below compares the cumulative 5-Year total return provided shareholders on Issuer Direct Corporation's common stock relative to the cumulative total returns of the Russell MicroCap index and two customized peer groups of three companies and four companies respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31,2022.

(1)	There are three companies included in the company's first customized peer group which are: Broadridge Financial Solutions Inc, Donnelley Financial Solutions Inc and Workiva Inc.

(2)	The four companies included in the company's second customized peer group are: Innodata Inc, Meltwater Nv, Srax Inc and Q4 Inc.

We make no representation to the peer group market caps being similar to that of Issuer Direct, however these peers do represent a fair and accurate list of the companies that Issuer Direct competes with that are in fact public.

	12/17	12/18	12/19	12/20	12/21	12/22

Issuer Direct Corporation	100.00	62.38	64.25	96.24	161.87	137.63
Russell MicroCap	100.00	86.92	106.42	128.72	153.61	119.88
2021 Peer Group	100.00	110.36	140.13	193.30	249.70	181.77
2022 Peer Group	100.00	65.82	60.55	169.32	87.12	45.83

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

Summary of Operations for the periods ended December 31, 2022 and 2021 (in 000’s).

	Year Ended December 31,
	2022	2021
Statement of Operations
Revenue	$23,514	$21,883
Cost of revenues	5,684	5,748
Gross margin	17,830	16,135
Operating costs	15,161	12,392
Operating income	2,669	3,743
Other income, net	(11)	369
Income before taxes	2,658	4,112
Income tax expense	724	821
Net income	$1,934	$3,291

Concentrations:

For the years ended December 31, 2022 and 2021, we generated revenues from the following revenue streams as a percentage of total revenue:

	2022	2021
Revenue
Communications	68.5%	64.2%
Compliance	31.5%	35.8%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase for the years ended December 31, 2022 and 2021 ($ in 000’s):

	2022	2021	% change
Revenue
Communications	$16,115	$14,058	14.6%
Compliance	7,399	7,825	(5.4)%
Total	$23,514	$21,883	7.5%

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

Results of Operations

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue, and the change in those amounts from fiscal year 2022 compared to 2021. This information should be read together with the consolidated financial statements and accompanying notes.  The financial results presented below for 2022 have been affected by the acquisition of Newswire in November 2022:

Comparison of results of operations for the years ended December 31, 2022 and 2021 (in 000’s):

			Percentage of Revenue(1)
	2022	2021	2022	2021
Revenue:
Communications revenue	$16,115	$14,058	69%	64%
Compliance revenue	7,399	7,825	31%	36%
Total revenue	23,514	21,883	100%	100%
Cost of revenue:
Communications cost of revenue	3,735	3,401	23%	24%
Compliance cost of revenue	1,949	2,347	26%	30%
Total cost of revenue	5,684	5,748	24%	26%
Gross Margin:
Communications gross margin	12,380	10,657	77%	76%
Compliance gross margin	5,450	5,478	74%	70%
Total gross margin	17,830	16,135	76%	74%
Operating Expenses:
General and administrative	6,963	5,821	30%	27%
Sales and marketing	5,922	4,893	25%	22%
Product development	1,306	1,075	6%	5%
Depreciation and amortization	970	603	4%	3%
Total expenses	15,161	12,392	64%	57%
Operating income	2,669	3,743	11%	17%
Interest income (expense), net	(11)	3	0%	0%
Other income	—	366	0%	2%
Income before income taxes	2,658	4,112	11%	19%
Income tax provision	724	821	3%	4%
Net income	$1,934	$3,291	8%	15%

(1)

Percentage of revenue is calculated as the relevant revenue, expense, income amount divided by total revenue, except for communications and compliance cost of revenue and communications and compliance gross margin, which are divided by the related component of revenue.

Revenues

Total revenue increased by $1,631,000, or 7%, to $23,514,000 during the year ended December 31, 2022, as compared to $21,883,000 in 2021. The increase is partially related to revenue attributed to the acquisition of Newswire on November 1, 2022 and an increase in ACCESSWIRE revenue partially offset by a decrease in Compliance revenue.

Communications revenue increased $2,057,000, or 15%, to $16,115,000 for the year ended December 31, 2022, as compared to $14,058,000 during 2021. The increase is partially related to additional revenue from our acquisition of Newswire as noted above, which is all included in Communications revenue. Revenue from our ACCESSWIRE newswire brand increased 11% from the prior year, due to an increase in average price per release.  We also generated increased revenue from licenses of our investor relations websites and data feeds. These increases were partially offset by a decrease in events and webcasting revenue due to less demand for our virtual products as conference and meetings began to move back to in-person events during the year. Communications revenue represented 69% of total revenue during the year compared to 64% in the prior year.

Compliance revenue decreased $426,000, or 5%, to $7,399,000 for the year ended December 31, 2022, as compared to $7,825,000 during 2021. The decrease in revenue is primarily related to decreases in revenue from our transfer agent business, disclosure reporting and legacy ARS services. The decrease in transfer agent revenue is primarily due to a decrease in market activity and corporation actions and directives for the year. The decrease in disclosure reporting and legacy ARS services is primarily due to customer attrition.  These decreases were partially offset by an increase in revenue from our print and proxy fulfilment services, due to larger transactions and an increase in projects during the year.

Revenue Backlog

As of December 31, 2022, our deferred revenue balance was $5,405,000, which we expect to recognize over the next twelve months, compared to $3,086,000 at December 31, 2021, an increase of 75%. The increase is primarily due to the addition of deferred revenue associated with the acquisition of Newswire as well as an increase in subscriptions over the prior year. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product, as well as advance billings for annual service contracts.

Cost of Revenues

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Compliance cost of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and amortization of capitalized software costs related to our disclosure software. Cost of revenues decreased by $64,000, or 1%, during the year ended December 31, 2022, as compared to the same period of 2021. Overall gross margin increased $1,695,000, or 11%, during the year ended December 31, 2022, compared to 2021. As a result, overall gross margin percentage increased to 76% during the year ended December 31, 2022, as compared to 74% during the prior year.

Cost of revenues associated with Communications revenues increased $334,000, or 10%, as compared to the prior year primarily due to an increase in costs associated with operating the Newswire business. Gross margin percentage associated with our Communications revenues was 77% for the year ended December 31, 2022, compared to 76% for 2021. The increase in gross margin percentage is primarily attributable to an increase in revenue from our high margin ACCESSWIRE  business as a percentage of overall Communications revenue.

Cost of revenues associated with our Compliance revenues decreased $398,000, or 17%, as compared to the prior year. The decrease in Compliance cost of revenues is due to lower amortization expense associated with our disclosure software partially offset by an increase in print and postage costs associated with the increase in revenues from print and proxy fulfillment services. This resulted in an increase in gross margin percentage from our Compliance business, which was 74% for the year ended December 31, 2022, compared to 70% for 2021.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $6,963,000 for the year ended December 31, 2022, an increase of $1,142,000 or 20%, as compared to the prior year. This increase is primarily driven by incremental expenses associated with operating the Newswire business , stock compensation expense, employee-related costs, recruiting fees and insurance expense associated with investments for future growth as well as an increase in bad debt expense.

As a percentage of revenue, General and administrative expenses were 30% for the year ended December 31, 2022, as compared to 27% for 2021.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses and other marketing expenses. Sales and marketing expenses were $5,922,000 for the year ended December 31, 2022, an increase of $1,029,000, or 21%, as compared to the prior year. This increase is primarily due to incremental costs associated with operating the Newswire business as well as our continued investment in advertising, digital marketing spend, and system enhancements, partially offset by sales commissions.

As a percentage of revenue, sales and marketing expenses were 25% for the year ended December 31, 2022 compared to 22% for 2021.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance tour platform. Product development expenses increased $231,000, or 21%, to $1,306,000 during the year ended December 31, 2022, as compared to 2021. This increase is directly attributed to incremental costs associated with operating the Newswire business offset by a decrease in fewer consultants used on development projects in 2022. During the year ended December 31, 2021, we capitalized $215,000 of costs related to the development of our newsroom product, which launched in the third quarter of 2021. No costs were capitalized during the year ended December 31, 2022.

As a percentage of revenue, product development expenses increased to 6% for the year ended December 31, 2022, as compared to 5% for 2021.

Depreciation and Amortization Expenses

During the year ended December 31, 2022, depreciation and amortization expenses increased by $367,000 or 61%, to $970,000, as compared to $603,000 during 2021. The increase is due to additional amortization of intangible assets related to the Newswire acquisition.

Interest Income (Expense), net

                Interest income (expense), net, represents accrued interest of $220,000 attributed to the note assumed with the acquisition of Newswire, partially offset by interest income on deposit and money market accounts.

Other Income

For the year ended December 31, 2021, other income primarily represents a benefit of $366,000 related to the employee retention credit enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

Income Taxes

We recorded income tax expense of $724,000 during the year ended December 31, 2022, compared to $821,000 during the year ended December 31, 2021. The decrease in income tax expense is attributable to lower pre-tax income for the year ended December 31, 2022. The difference in our effective tax rate of 27% and the statutory rate of 21% is primarily attributable to state income taxes, foreign taxes and the impact of stock-based compensation.

For the year ended December 31, 2021, the difference between our effective tax rate of 20% and the federal statutory rate of 21% was related to the effect of an equity-based compensation benefit, return to provision adjustment arising from a Sec. 986 loss from previously taxed earnings and profits resulting from the liquidation of Issuer Direct Ltd., Foreign Derived Intangible Income deductions, and foreign tax differentials, partially offset by state income taxes.

Liquidity and Capital Resources

As of December 31, 2022, we had $4,832,000 in cash and cash equivalents and $2,978,000 in net accounts receivable. Current liabilities as of December 31, 2022, totaled $31,191,000 including our note payable, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of December 31, 2022, our current liabilities exceeded our current assets by $21,771,000.  While our current liabilities exceed current assets, we believe we will be able to refinance the note payable attributed to the Newswire acquisition before maturity due to our historical ability to generate cash as well as benefit from the addition of Newswire operations. We are actively involved in refinancing discussions at the time of this filing.

Effective October 3, 2021, we renewed our unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%.  The amount of funds available for borrowing remained $3,000,000 and the term remained two years. As of December 31, 2022, the interest rate was 5.81% and we did not owe any amounts on the Line of Credit.

Disclosure about Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Non-GAAP Measures

                Management believes that certain non-GAAP measures, such as non-GAAP free cash flow, non-GAAP adjusted free cash flow, non-GAAP adjusted EBITDA (“adjusted EBITDA”), and non-GAAP adjusted net income (“adjusted net income”) provide useful information about our operating results and enhance the overall ability to assess our financial performance.  We use these measures, together with other measures of performance prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), to compare the relative performance of operations in planning, budgeting, and reviewing the performance of our business.  Adjusted EBITDA and adjusted net income allow investors to make a more meaningful comparison between our core business operating results over different periods of time.  We believe that adjusted EBITDA and adjusted net income, when viewed with our results under US GAAP and the accompanying reconciliations, provide useful information about our business without regard to potential distortions.  By eliminating potential differences in results of operations between periods caused by factors such as acquisition-related expenses and other items as described below, we believe adjusted EBITDA and adjusted net income can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

Management uses free cash flow, which is defined as net cash flows provided by operating activities less payments for purchases of fixed assets and capitalized software, in reviewing the financial performance and cash generation by our various business groups and evaluating cash levels.  We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying debt, funding business acquisitions, investing in product development, re-purchasing our common stock, and paying dividends, if it is determined we do so in the future.  In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  Adjusted free cash flow represents a further non-GAAP adjustment to free cash flow to exclude the effect of cash paid for acquisition and integration related activities and unusual or non-recurring transactions. Management believes that by excluding these infrequent or unusual items from free cash flow, it better portrays our ability to generate cash, as such items are not indicative of the Company’s operating performance for the period.

The uses of these non-GAAP financial measures are not intended to be considered in isolation of, or as substitute for, the financial information prepared and presented in accordance with US GAAP.  Free cash flow and adjusted free cash flow do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow and adjusted free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as a comparative measure.

For the years ended December 31, 2022 and 2021, free cash flow and adjusted free cash flow were as follows:

	Year Ended December 31,
	2022	2021

Net cash provided by operating activities (US GAAP)	$4,019	$4,731
Payments for purchase of fixed assets and capitalized software	(66)	(277)
Free cash flow (Non-GAAP)	3,953	4,454
Cash paid for acquisition and integration related items(1)	1,060	248
Cash paid for other unusual items(2)	109	30
Adjusted free cash flow (Non-GAAP)	$5,122	$4,732

(1)

For the year ended December 31, 2022, this adjustment relates to payments for representation and warranty insurance of $500,000, payments of $325,000 related to Newswire opening balance sheet costs that were not recouped until Q1 2023 and payments for one-time corporate projects, including acquisition and integration expenses, of $235,000. For the year ended December 31, 2021, this adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses incurred during the period.

(2)

For the year ended December 31, 2022, this adjustment relates to $49,000 of termination benefits and $60,000 paid for executive recruiting expenses during the period.  For the three months and full year ended December 31, 2021, this amount represents executive recruiting expenses paid during the period.

The decrease in free cash flow for fiscal year 2022 compared to the prior fiscal year was primarily due to an increase in cash paid attributed to acquisition and integration items, partially offset by less payments made related to capitalized software in 2022 compared to 2021. Free cash flow and adjusted free cash flow are non-GAAP financial measures.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures and should not be considered as a substitute for analysis of our results as reported under US GAAP.  These measures are defined differently by different companies, and accordingly, such measures may not be comparable to similarly titled measures of other companies, and have important limitations as an analytical tool.

A reconciliation of net income to adjusted EBITDA for the years ended December 31, 2022 and 2021 is presented in the following table (in 000’s):

	Year Ended December 31,
	2022	2021
	Amount	Amount

Net income:	$1,934	$3,291
Adjustments:
Acquisition and/or integration costs(1)	263	248
Other non-recurring expenses(2)	139	(366)
Stock-based compensation expense(3)	763	333
Depreciation and amortization	1,033	1,143
Interest expense (income), net	11	(3)
Income tax expense, net	724	821
Adjusted EBITDA:	$4,867	$5,467

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, incurred during the periods.
(2)

For the year ended December 31, 2022, this adjustment gives effect to a one-time executive recruiting fee of $90,000 and termination benefits of $49,000. For the year ended December 31, 2021, this adjustment gives effect to a benefit of $366,000 associated with employee retention credits related to the CARES Act.

(3)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the years ended December 31, 2022 and 2021 is presented in the following table (in 000’s):

	Year Ended December 31,
	2022		2021
	Amount	Per diluted share	Amount	Per diluted share

Net income:	$1,934	$0.52	$3,291	$0.86

Adjustments:
Amortization of intangible assets(1)	816	0.22	459	0.12
Stock-based compensation expense(2)	763	0.20	333	0.09
Other unusual items(3)	402	0.11	(118)	(0.03)
Tax impact of adjustments(4)	(416)	(0.11)	(142)	(0.04)
Impact of discrete items impacting income tax expense(5)	49	0.01	(152)	(0.04)
Non-GAAP net income:	$3,548	$0.95	$3,671	$0.96
Weighted average number of common shares outstanding – diluted	3,740		3,820

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

(3)

For the year ended December 31, 2022, this adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, incurred during the period of $263,000, one-time executive recruiting fee of $90,000 and termination benefits paid of $49,000. For the year ended December 31, 2021, this adjustment gives effect to a benefit of $366,000, associated with employee retention credits related to the CARES Act, partially offset by one-time corporate projects, including merger and acquisition expenses, incurred during the period.

(4)	This adjustment gives effect to the tax impact of all non-GAAP adjustments at the current Federal tax rate of 21%.
(5)

This adjustment eliminates discrete items impacting income tax expense. For the year ended December 31, 2022, the discrete items relate to a return to provision adjustment as well as additional tax expense resulting from stock-based compensation recorded in income tax for the period. For the year ended December 31, 2021, the discrete items relate to a return to provision adjustment arising from a SEC. 986 loss from previously taxed earnings and profits resulting from the liquidation of a foreign subsidiary and an excess stock-based compensation benefit recognized in income tax during the period.

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

Market factors like COVID-19, the current military conflict in Ukraine, instability in global energy markets, global inflation and rapidly increasing interest rates have contributed to significant global economic uncertainty, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant declines and volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic outlook and the future of the COVID-19 pandemic, the demand for our platforms and services continues to be stable in a majority of the markets we serve. The success of our Communications offering has been led by our ACCESSWIRE branded newswire, for which we believe we will continue to see stable to increased demand throughout 2023 and beyond. Although we experienced a decline in demand for our webcasting and events business since 2020, we believe we are well-positioned in this market with our ability to hold both in-person and virtual events using both our conference software and webcasting products. We believe this allows us to not only deliver attractive solutions to the market but may also lead us into new opportunities during this changing and challenging environment. The COVID-19 pandemic and global economic downturn has caused shifts in demands for these products, and we are uncertain at this time if these shifts will continue and cannot make any assurances at this time that our products will be accepted by customers in the long-term.

The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. The successful integration of the Newswire business with our ACCESSWIRE business is also a key initiative for 2023. We will also continue to focus on the following key strategic initiatives during 2023:

●	Expanding our Communications products and adapting to this changing industry,

●	Evaluating and completing acquisitions in areas of strategic focus,

●	Expanding our Communications sales and marketing teams and digital marketing strategy,

●	Expanding customer base,

●	Expanding our newswire distribution,

●	Investing in technology advancements and upgrades,

●	Generating profitable sustainable growth

●	Generating cash flows from operations.

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

The Company's contracts include either a subscription to its entire platform, certain modules within the platform or to its Media Advantage Plan (MAP), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or the entire Platform id. Communications module, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. MAP subscription contracts contain two performance obligations of which the first is a series of distinct services that include, but are not limited to, developing specific media plans and creating content to be distributed and the second performance obligation being access to the MAP platform along with distribution of press releases, ongoing support and assessment of performance as a stand-ready obligation. Performance obligations of Compliance contracts include providing subscriptions to its cloud-based Platform id. Compliance module, Whistleblower module or other stand-ready obligations to deliver services and annual report printing and distribution.  Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit is granted on an unsecured basis. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. Given the economic consequences of the COVID-19 pandemic and recent economic downturn, additional attention has been paid to the financial viability of its customers. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

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

Business Combinations, Goodwill, and Intangible Assets

The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks may be considered an indefinite-lived asset and, as such, are not amortized as there may be no foreseeable limit to cash flows generated from them. For the Newswire acquisition the Company determined the trademark was considered a definite lived asset which will be amortized over a period of 15 years. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (5-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-7 years) are amortized over their estimated useful lives.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $4,802,000 and $23,852,000 at December 31, 2022 and 2021, respectively. We did not hold any marketable securities as of December 31, 2022 or 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2022, and 2021, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the two years ended December 31, 2022 and 2021, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2022, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2023 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2022” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS.

(a) Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Form S-3 filed on May 10, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on April 6, 2022)
10.1	2014 Equity Incentive Plan (incorporated by reference to Annex A to the Schedule 14A filed on April 2, 2014)
10.2	Executive Employment Agreement dated April 30, 2015 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2014)
10.3	First Amendment to 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 13, 2016
10.4	Second Amendment to 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on April 28, 2020)
10.5	First Amendment to Executive Employment Agreement dated May 4, 2017 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2017)
10.6	Stock Purchase Agreement dated October 2, 2017 with Kurtis D. Hughes (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 3, 2017)
10.7	Stock Purchase Agreement dated July 3, 2018 with ACCESSWIRE Canada Ltd. and Fred Gautreau (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 5, 2018)
10.8	Stock Repurchase Agreement dated November 28, 2018 with EQS Group AG (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 4, 2018)
10.9	Asset Purchase Agreement dated January 3, 2019 with Onstream Media Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2019)
10.10	Executive Employment Agreement dated January 12, 2022 with Timothy Pitoniak (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 19, 2022)
10.11	Restricted Stock Unit Award Agreement dated January 24, 2022 with Timothy Pitoniak (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 19, 2022)
10.12	Incentive Stock Option Grant and Agreement dated January 24, 2022 with Timothy Pitoniak (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 19, 2022)
10.13	Indemnification Agreement dated January 24, 2022 with Timothy Pitoniak (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 19, 2022)
10.14	Membership Interest Purchase Agreement dated November 1, 2022 with Lead Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 3, 2022)
10.15	Secured Promissory Note date November 1, 2022 issued to Lead Capital, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 3, 2022)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*

_______________

* Filed herewith

(c) Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: March 2, 2023	By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 2, 2023	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Timothy Pitoniak	March 2, 2023	Chief Financial Officer
Timothy Pitoniak		(Principal Financial Officer)

/s/ William Everett	March 2, 2022	Director, Chairman of the Board and Member of the
William Everett		Audit Committee

/s/ J. Patrick Galleher	March 2, 2023	Director, Chairman of the Compensation Committee
J. Patrick Galleher

/s/ Michael Nowlan	March 2, 2023	Director, Chairman of the Audit Committee
Michael Nowlan

/s/ Marti Beller	March 2, 2023	Director, Member of the Compensation Committee
Marti Beller

/s/ Graeme Rein	March 2, 2023	Director, Member of the Audit Committee
Graeme Rein

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Issuer Direct Corporation

Raleigh, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Issuer Direct and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue from Contracts with Customers

The Company had $23,514,000 in revenues for the year ended December 31, 2022. As disclosed in Note 2 to the consolidated financial statements, the Company’s contracts include subscriptions to its cloud-based products or contracts for communications and compliance products and services. The Company’s contracts include either a subscription to the entire platform or certain modules within the platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services.

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

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

•	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes.
•	Analyzed the significant assumptions and estimates made by management as discussed above.
•	Selected a sample of revenue transactions and assessed the recorded revenue, analyzed the related contract, tested management’s identification of distinct performance obligations, and compared the amounts recognized for consistency with underlying support and documentation.

Valuation of Acquired Intangible Assets

As discussed in Note 4 to the consolidated financial statements, the Company completed the acquisition of iNewswire.com LLC on November 1, 2022 for total consideration of $43,532,000. The Company accounted for this transaction under the acquisition method of accounting, and the acquisition resulted in the recording of $30,600,000 of intangible assets, including developed technology, customer relationships, and tradenames. The fair value of the developed technology was estimated using the relief-from royalty method, which requires the use of estimates and assumptions related to cash flow forecasts, market-derived royalty rates, discount rates, and income tax rates. The fair value of the customer relationships was estimated using the distributor method, which requires the use of estimates and assumptions related to cash flow forecasts under a distributor model, economic life analysis, discount rates, and income tax rates. The fair value of the tradenames was estimated using the multi- period excess earnings method, which requires the use of estimates and assumptions related to cash flow forecasts, economic life analysis, discount rates, and income tax rates.

As discussed in Note 4, the Company’s purchase price allocation is disclosed as preliminary as of December 31, 2022.

The determination of the acquisition date fair value of the intangible assets required the Company to make significant estimates and assumptions. As a result, testing these assumptions, which were used to calculate the fair values, involved a high degree of auditor judgment and effort, including involving the use of our valuation specialist. In addition, the fair values of these intangible assets were challenging to audit due to the sensitivity of the fair value determination to changes in these assumptions.

Our audit procedures included the following:

•	Obtained an understanding of the internal controls and processes over the valuation of the intangible assets, including management's controls over forecasts of future cash flows and selection of other significant assumptions.

•	Evaluated the reasonableness of management’s forecasts by comparing the forecasts to actual historical results and trends.

•	With the assistance of our valuation specialists, evaluated the valuation methodologies and significant assumptions, including discount rates, and developed a range of independent estimates and compared those to the significant assumptions used by management.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina

March 2, 2023

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,832	$23,852
Accounts receivable (net of allowance for doubtful accounts of $745 and $675, respectively)	2,978	3,291
Income tax receivable	51	—
Other current assets	1,559	750
Total current assets	9,420	27,893
Capitalized software (net of accumulated amortization of $3,364 and $3,301, respectively)	138	201
Fixed assets (net of accumulated depreciation of $610 and $456, respectively)	625	713
Right-of-use asset – leases (See Note 9)	1,277	1,533
Other long-term assets	136	94
Goodwill	22,498	6,376
Intangible assets (net of accumulated amortization of $6,821 and $6,005, respectively)	32,231	2,447
Total assets	$66,325	$39,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$695
Accrued expenses	2,255	1,975
Income taxes payable	157	46
Note payable	22,000	—
Deferred revenue	5,405	3,086
Total current liabilities	31,191	5,802
Deferred income tax liability	572	176
Lease liabilities – long-term (See Note 9)	1,339	1,659
Total liabilities	33,102	7,637

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,791,020 and 3,793,538 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	4	4
Additional paid-in capital	22,147	22,401
Other accumulated comprehensive loss	(96)	(19)
Retained earnings	11,168	9,234
Total stockholders' equity	33,223	31,620
Total liabilities and stockholders’ equity	$66,325	$39,257

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021
Revenues	$23,514	$21,883
Cost of revenues	5,684	5,748
Gross margin	17,830	16,135
Operating costs and expenses:
General and administrative	6,963	5,821
Sales and marketing	5,922	4,893
Product development	1,306	1,075
Depreciation and amortization	970	603
Total operating costs and expenses	15,161	12,392
Operating income	2,669	3,743
Other income (expense)
Interest income (expense), net	(11)	3
Other income (See Note 2)	—	366
Income before income taxes	2,658	4,112
Income tax expense	724	821
Net income	$1,934	$3,291
Income per share – basic	$0.52	$0.87
Income per share – diluted	$0.52	$0.86
Weighted average number of common shares outstanding – basic	3,720	3,780
Weighted average number of common shares outstanding – diluted	3,740	3,820

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2022	2021
Net income	$1,934	$3,291
Foreign currency translation adjustment	(77)	—
Comprehensive income	$1,857	$3,291

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance on December 31, 2020	3,770,752	$4	$22,214	$(19)	$5,943	$28,142
Stock-based compensation expense	—	—	333	—	—	333
Exercise of stock awards, net of tax	42,563	—	307	—	—	307
Stock repurchase and retirement (see Note 7)	(19,777)	—	(453)	—	—	(453)
Foreign currency translation	—	—	—	—	—	—
Net income	—	—	—	—	3,291	3,291
Balance on December 31, 2021	3,793,538	$4	$22,401	$(19)	$9,234	$31,620
Stock-based compensation expense	—	—	763	—	—	763
Exercise of stock awards, net of tax	25,265	—	91	—	—	91
Shares issued upon acquisition of Newswire (see Note 4)	180,181	—	3,892	—	—	3,892
Stock repurchase and retirement (see Note 7)	(207,964)	—	(5,000)	—	—	(5,000)
Foreign currency translation	—	—	—	(77)	—	(77)
Net income	—	—	—	—	1,934	1,934
Balance on December 31, 2022	3,791,020	$4	$22,147	$(96)	$11,168	$33,223

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$1,934	$3,291
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	406	257
Depreciation and amortization	1,033	1,143
Deferred income taxes	(278)	(106)
Stock-based compensation expense	763	333
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(9)	(1,042)
Decrease (increase) in other assets	(282)	(160)
Increase (decrease) in accounts payable	35	393
Increase (decrease) in deferred revenue	564	887
Increase (decrease) in accrued expenses and other liabilities	(147)	(265)
Net cash provided by operating activities	4,019	4,731

Cash flows from investing activities
Purchase of fixed assets	(66)	(62)
Capitalized software	-	(215)
Purchase of acquired business, net of cash received (See note 4)	(17,963)	-
Net cash used in investing activities	(18,029)	(277)

Cash flows from financing activities
Payment for stock repurchase and retirement (see Note 7)	(5,000)	(453)
Proceeds from exercise of stock options, net of income taxes	91	307
Net cash used in financing activities	(4,909)	(146)

Net change in cash	(18,919)	4,308
Cash- beginning	23,852	19,556
Currency translation adjustment	(101)	(12)
Cash- ending	$4,832	$23,852

Supplemental disclosures:
Cash paid for income taxes	$954	$1,050
Non-cash activities:
Issuance of secured promissory note in acquisition of Newswire (see Note 4)	$22,000	$-
Shares issued in acquisition of Newswire (see Note 4)	$3,892	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the State of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. Today, Issuer Direct is a leading communications and compliance company providing solutions for both public relations and investor relations professionals. The Company operates under several brands in the market, including Direct Transfer, Interwest, ACCESSWIRE and Newswire. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a customer’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit is granted on an unsecured basis. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. Given the economic consequences of the COVID-19 pandemic and recent economic downturn, additional attention has been paid to the financial viability of its customers. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

The following is a summary of the allowance for doubtful accounts during the years ended December 31, 2022 and 2021 (in 000’s):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning balance	$675	$657
Bad debt expense	406	257
Write-offs	(336)	(239)
Ending balance	$745	$675

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of the financial institution in which it holds deposits. As of December 31, 2022, the total amount exceeding such limit was $3,082,000. The Company also had cash-on-hand of $56,000 in Europe and $1,131,000 in Canada as of December 31, 2022.

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

The Company's contracts include either a subscription to its entire platform, certain modules within the platform or to its Media Advantage Plan (MAP), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or the entire Platform id. Communications module, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. MAP subscription contracts contain two performance obligations of which the first is a series of distinct services that include, but are not limited to, developing specific media plans and creating content to be distributed and the second performance obligation being access to the MAP platform along with distribution of press releases, ongoing support and assessment of performance as a stand-ready obligation. Performance obligations of Compliance contracts include providing subscriptions to its cloud-based Platform id. Compliance module, Whistleblower module or other stand-ready obligations to deliver services and annual report printing and distribution.  Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly, or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of December 31, 2022 and 2021, was $5,405,000 and $3,086,000, respectively, and is expected to be recognized within one year. Revenue recognized for the year ended December 31, 2022 and 2021, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $3,086,000 and $2,212,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $2,978,000 and $3,291,000 as of December 31, 2022 and 2021, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of December 31, 2022 and 2021, the Company has capitalized $105,000 and $53,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Earnings per Share

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 44,250 were excluded in the computation of diluted earnings per common share during the year ended December 31, 2022, because their impact was anti-dilutive. There were no shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the year ended December 31, 2021.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the years ended December 31, 2022 and 2021, are as follows (in thousands):

	December 31,
	2022	2021
Capitalized software development costs	$—	$215
Amortization included in cost of revenues	63	540

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

As of December 31, 2022 and 2021, the Company believes the fair value of its financial instruments, such as, accounts receivable, note payable, the line of credit, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill, and Intangible Assets

The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks may be considered an indefinite-lived asset and, as such, are not amortized as there may be no foreseeable limit to cash flows generated from them. For the Newswire acquisition the Company determined the trademark was considered a definite lived asset which will be amortized over a period of 15 years. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (5-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-7 years) are amortized over their estimated useful lives (See Note 5).

Advertising

The Company expenses advertising as incurred. During the years ended December 31, 2022 and 2021, advertising expense was $591,000 and $250,000, respectively.

Reclassifications

                Certain amounts for prior years have been reclassified to conform with the current year financial statement presentation. Included in sales marketing and product development expenses were $186,000 and $144,000 respectively, which has been reclassified to general and administrative expenses during the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had $4,832,000 in cash and cash equivalents and $2,978,000 in net accounts receivable. Current liabilities as of December 31, 2022, totaled $31,191,000 including our note payable, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of December 31, 2022, our current liabilities exceeded our current assets by $21,771,000.  While our current liabilities exceed current assets, we believe we will be able to refinance the note payable attributed to the Newswire acquisition before maturity due to our historical ability to generate cash as well as benefit from the addition of Newswire operations. We are actively involved in refinancing discussions at the time of this filing.

ERC Tax Credit

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

We are eligible under ERC provisions of the CARES Act as an employer that carried on a trade or business during calendar year 2020 and whose business operations were fully or partially suspended during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes) due to COVID-19.

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

During the year ended December 31, 2021, we recorded an ERC benefit of $366,000 in other income in our Consolidated statements of operations and in other current assets in our Consolidated balance sheets as of December 30, 2021.

Recent Accounting Pronouncements

Accounting Standards Update 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) is effective for the Company beginning on January 1, 2023. This update requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The Company is still evaluating the impact of ASU 2016-13, however, at this time the Company does not expect it to have a material impact to the financial statements

Note 3: Fixed Assets

in $000’s	December 31,
	2022	2021
Computer equipment	$203	$163
Furniture & equipment	327	301
Leasehold improvements	705	705
Total fixed assets, gross	1,235	1,169
Less: Accumulated depreciation	(610)	(456)
Total fixed assets, net	$625	$713

Included in leasehold improvements is $488,000 of tenant improvement allowance associated with a lease signed in March 2019 related to the Company’s new corporate headquarters. Depreciation expense on fixed assets for the years ended December 31, 2022 and 2021 totaled $154,000 and $144,000, respectively. No disposals were made during the years ended December 31, 2022 and 2021.

Note 4: Acquisition of iNewswire.com LLC

On November 1, 2022 (the “Closing Date”), the Company entered into a Membership Interest Purchase Agreement with Lead Capital, LLC, a Delaware limited liability company (the “Seller”), whereby the Company purchased all of the issued and outstanding membership interests of iNewswire.com LLC, a Delaware limited liability company (“Newswire”).  Newswire is a leading media and marketing communications technology company that provides press release distribution, media databases, media monitoring, and newsrooms through its Media Advantage Platform.

In connection with the transaction (the “Acquisition”), the Company paid to the Seller aggregate consideration of $43.5 million, consisting of the following: (i) a cash payment of $18.0 million subject to a 60-day escrow to secure the payment of any working capital adjustments or any employee bonus obligations of Newswire, (ii) the issuance of a secured promissory note in the principal amount of $22.0 million (the “Secured Note”), and (iii) the issuance of 180,181 shares of the Company’s common stock, par value $0.001, valued at $3.9 million based on the Company’s closing stock price of $21.60 on the Closing Date.

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

The Company has determined that the acquisition of Newswire constitutes a business acquisition as defined by ASC 805, Business Combinations.  Accordingly, the assets acquired, and the liabilities assumed in the transaction were recorded at their acquisition date estimated fair value, while the transaction costs associated with the acquisition, which totaled $140,000, were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805.  The Company’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date.  The Company employed a third-party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from Newswire. The income approach was used to determine the value of trademarks/tradename and client relationships. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The relief from royalty method was used to value the technology. This approach applies an industry-based royalty rate to future projected cashflows to express the fair value as the expected after-tax royalty savings of the asset.  Fair values are determined based on the requirements of ASC 820, Fair Measurements and Disclosure.  As of December 31, 2022, the calculation and allocation of the purchase price to tangible and intangible assets and liabilities is preliminary, as the Company is still in the process of accumulating all of the required information to finalize the opening balance sheet and calculations of intangible assets.

A summary of the fair value consideration transferred for the Acquisition and the preliminary allocation to the fair value of the assets and liabilities of Newswire are as follows (in 000's):

Consideration transferred:
Cash payment	$18,000
Secured promissory note	22,000
Shares of Issuer Direct common stock based on closing market price prior to the Acquisition	3,892
Net working capital adjustment	(350)
Total consideration transferred	$43,542

Preliminary allocation of tangible and intangible assets and liabilities:
Goodwill	$16,122
Trademarks/Tradename	27,500
Technology	2,520
Customer relationships	580
Net liabilities assumed	(3,180)
Total amount allocated	$43,542

Net liabilities assumed:
Cash	$37
Accounts Receivable	90
Other Current Assets	14
Accounts Payable	(645)
Accrued Expenses	(226)
Deferred Revenue	(1,775)
Deferred tax liability	(675)
$(3,180)

Supplemental pro forma information

The following unaudited supplemental pro forma information summarizes the Company’s results of operations for the current reporting period, as if the Company completed the acquisition as of the beginning of the annual reporting period.

Supplemental pro forma information is as follows:

in $000’s, except per share amounts
	2022	2021
Revenues	$34,194	$31,917
Net income	$770	$729
Basic earnings per share	$0.20	$0.18
Diluted earnings per share	$0.20	$0.18

                The unaudited pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisitions been completed as of the date and for the periods presented and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition.  In addition, the unaudited pro forma combined financial information is not intended to project the future financial position or results of operations of the combined company.

                The unaudited pro forma financial information was prepared using the acquisition method of accounting for the acquisition under existing US GAAP.  Issuer Direct has been treated as the acquirer.

Note 5: Goodwill and Other Intangible Assets

The components of intangible assets are as follows (in 000’s):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	5,180	(3,275)	1,905
Proprietary software	3,799	(1,173)	2,626
Distribution partner relationships	153	(69)	84
Non-compete agreement	69	(55)	14
Trademarks – definite-lived	27,673	(479)	27,194
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$39,052	$(6,821)	$32,231

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	4,600	(2,937)	1,663
Proprietary software	1,279	(1,031)	248
Distribution partner relationships	153	(53)	100
Non-compete agreement	69	(41)	28
Trademarks – definite-lived	173	(173)	—
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$8,452	$(6,005)	$2,447

The Company performed its annual assessment for impairment of intangible assets and determined there was no impairment as of and for the years ended December 31, 2022 and 2021.

The amortization of intangible assets is a charge to operating expenses and totaled $816,000 and $459,000 in the years ended 2022 and 2021, respectively.

The future amortization of the identifiable intangible assets is as follows (in 000’s):

Years Ending December 31:
2023	$2,740
2024	2,727
2025	2,628
2026	2,600
2027	2,431
Thereafter	18,697
Total	$31,823

The balance of goodwill was $6,376,000 as of December 31, 2021.  During the year ending December 31, 2022, we acquired Newswire, which added $16,122,000 of goodwill.  Along with Newswire, the goodwill balance of $22,498,000 is related to the stock acquisitions of Basset Press in July 2007, PIR in 2013, ACCESSWIRE in 2014, Interwest in 2017 and Filing Services Canada, Inc. in 2018 and the assets of the Visual Webcasting Platform in 2019. The Company conducted its annual impairment analyses as of October 1, of 2022 and 2021 and determined that no goodwill was impaired.

Note 6: Line of Credit

Effective October 3, 2021, the Company renewed its unsecured Line of Credit, which changed the interest rate from LIBOR plus 1.75% to SOFR (Secured Overnight Financing Rate) plus 1.75%.  The amount of funds available for borrowing remained $3,000,000 and the term remained two years. As of December 31, 2022, the interest rate was 5.81% and the Company did not owe any amounts on the Line of Credit.

Note 7: Equity

Dividends

The Company did not pay any dividends during the years ended December 31, 2022 and 2021.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the years ended December 31, 2022 and 2021 other than stock awarded to employees and the Board of Directors as well as the shares issued as part of the Newswire acquisition (see Note 4).

Stock repurchase and retirement

On August 7, 2019, the Company publicly announced a stock repurchase program under which the Company was authorized to repurchase up to $1,000,000 of its common shares. On March 16, 2020, the Company publicly announced that the Company increased the stock repurchase program to repurchase up to $2,000,000 of its common shares. As of March 31, 2021, the Company completed the repurchase program by purchasing a total of 179,845 shares as shown in the table below ($ in 000’s, except share or per share amounts):

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

On March 1, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $5,000,000 of its common shares. As of August 31, 2022, the Company completed the repurchase program by purchasing a total of 207,964 shares as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1-31, 2022	6,200	$29.35	6,200	$4,818
April 1-30, 2022	8,226	27.76	8,226	4,590
May 1-31, 2022	80,748	22.92	80,748	2,739
June 1-30, 2022	74,227	23.98	74,227	959
July 1-31, 2022	32,392	24.88	32,392	153
August 1-31, 2022	6,171	24.79	6,171	—
No shares repurchased between September 2022 and December 2022

Total	207,964	$24.04	207,964	$—

Note 8: Stock Options and Restricted Stock Units

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of December 31, 2022, there are 130,995 shares which remain to be granted under the 2014 Plan.

The following is a summary of stock options issued during the year ended December 31, 2022 and 2021:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance on December 31, 2020	75,230	$6.80 – 17.40	$12.16	$402,275
Options granted	—	—	—	—
Options exercised	(23,563)	6.80 – 17.40	13.01	267,300
Options forfeited/cancelled	(4,500)	9.26 – 13.21	11.45	62,385
Balance on December 31, 2021	47,167	$6.80 – 17.40	$11.81	$832,254
Options granted	50,250	26.00 – 27.71	26.69	—
Options exercised	(10,000)	7.76 – 13.21	9.12	185,500
Options forfeited/cancelled	(6,167)	9.26 – 27.71	27.71	—
Balance on December 31, 2022	81,250	$6.80 – 27.71	$20.17	462,390

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of the Company’s common stock on December 31, 2022 and 2021 of $25.04 and $29.45, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2022 and 2021. As of December 31, 2022, there was $403,000 of unrecognized compensation cost related to stock options, which will be recognized through 2026.

The following is a summary of unvested stock options during the year ended December 31, 2022 and 2021:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance on December 31, 2020	14,500	$12.87	$5.47
Options vested	(14,500)	12.87	5.47
Options forfeited/cancelled	—	—	—
Balance on December 31, 2021	—	12.87	5.47
Options granted	50,250	26.69	12.54
Options vested	—	—	—
Options forfeited/cancelled	(6,000)	27.71	13.53
Balance on December 31, 2022	44,250	$26.55	$12.41

The following table summarizes information about stock options outstanding and exercisable on December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 8.00	7,500	2.17	7.12	7,500
$8.01 - 11.00	3,500	4.57	10.11	3,500
$11.01 - 16.00	18,000	5.53	13.12	18,000
$16.01 - 27.00	38,000	8.30	24.19	8,000
$27.01 – 27.71	14,250	9.05	27.71	—
Total	81,250	7.13	20.31	37,000

Of the 81,250 stock options outstanding, 36,366 are non-qualified stock options. All options have been registered with the SEC.

The fair value of common stock options issued during the year ended December 31, 2022 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

Year Ended December 31,2022
Expected dividend yield	0%
Expected stock price volatility	46%
Weighted-average risk-free interest rate	1.68%
Weighted-average expected life of options (in years)	6.29

The following is a summary of restricted stock units issued during the years ended December 31, 2022 and 2021:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance on December 31, 2020	19,000	$10.78	$332,690
Units granted	17,765	25.92	460,504
Units vested/issued	(19,000)	10.78	464,400
Units forfeited	—	—	—
Balance on December 31, 2021	17,765	$25.92	$523,197
Units granted	48,240	24.99	1,205,525
Units vested/issued	(15,265)	26.05	377,981
Units forfeited	—	—	—
Balance on December 31, 2022	50,740	$25.00	$1,268,500

During the year ended December 31, 2022, the Company granted 48,240 restricted stock units with an average grant date fair value of $24.99 per share to certain employees and non-employee members of the Board of Directors of the Company. Non-employee directors were granted 12,240 restricted stock units, which vest on the earlier of the 2023 annual meeting of the shareholders or one year. The other 36,000 restricted stock units were granted to employees of the Company. During the year ended December 31, 2022, 15,265 restricted stock units with an average grant date fair value of $26.05 vested. As of December 31, 2022, there was $843,000 of unrecognized compensation cost related to unvested restricted stock units, which will be recognized through 2025. All restricted stock units have been registered with the SEC.

During the years ended December 31, 2022 and 2021, the Company recorded compensation expense of $763,000 and $333,000, respectively, related to stock options and restricted stock units.

 Note 9: Leases

Leasing activity generally consists of office leases. In March 2019, a new lease was signed to move the corporate headquarters to Raleigh, North Carolina. The new lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of December 30, 2022 and 2021. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $1,708,000 and $2,017,000 as of December 31, 2022 and 2021, respectively. The current portion of this liability of $369,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,339,000 is included in Lease liabilities on the Consolidated Balance Sheet as of December 31, 2022. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	Year ended December 31, 2022	Year ended December 31, 2021
Lease expense
Operating lease expense	$304	$347
Variable lease expense	98	116
Rent expense	$402	$463

The weighted-average remaining non-cancelable lease term for our operating leases was 5 years as of December 31, 2022. As of December 31, 2022, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on December 31, 2022, are as follows (in 000’s):

Year Ended December 31:
2023	$370
2024	379
2025	389
2026	400
2027	413
Total lease payments	1,951
Present value adjustment	(243)
Lease liability	$1,708

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

Note 11: Revenues

The Company considers itself to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

For the years ended December 31, 2022 and 2021, the Company generated revenues from the following revenue streams as a percentage of total revenue (in 000’s):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	Percentage	Amount	Percentage
Revenue
Communications	$16,115	68.5%	$14,058	64.2%
Compliance	7,399	31.5%	7,825	35.8%
Total	$23,514	100.0%	$21,883	100.0%

The Company did not have any customers during the years ended December 31, 2022 or 2021 that accounted for more than 10% of revenue.

Note 12: Income Taxes

The provision for income taxes consisted of the following components for the years ended December 31 (in 000’s):

	2022	2021
Current:
Federal	$688	$632
State	172	186
Foreign	142	109
Total Current	1,002	927
Deferred:
Federal	(202)	(40)
State	(37)	(7)
Foreign	(39)	(59)
Total Deferred	(278)	(106)
Total expense for income taxes	$724	$821

Reconciliation between the statutory rate and the effective tax rate is as follows on December 31 (in 000's, except percentages):

	2022		2021
	Amount	Percentage	Amount	Percentage
Federal statutory tax rate	$558	21.0%	$864	21.0%
State tax rate	114	4.2%	139	3.4%
Permanent difference – stock-based compensation	25	1.0%	(55)	(1.3)%
Permanent difference – other	38	1.4%	(83)	(2.0)%
Foreign tax credit generated	(96)	(3.6)%	(55)	(1.3)%
Tax on foreign earnings – tax reform	96	3.6%	55	1.3%
Foreign rate differential	15	0.6%	13	0.3%
FDII Deduction	(26)	(1.0)%	(57)	(1.3)%
Total	$724	27.2%	$821	20.1%

Components of net deferred income tax assets are as follows on December 31 (in 000's):

	2022	2021	Change
Assets:
Deferred revenue	$29	$89	$(60)
Allowance for doubtful accounts	185	152	33
Stock options	151	88	63
Transaction costs	41	44	(3)
IRC Section 174 capitalized costs	216	—	216
ROU lease liability	427	496	(69)
Other	10	48	(38)
Total deferred tax asset	1,059	917	142

Liabilities
Prepaid expenses	—	(5)	5
Basis difference in fixed assets	(155)	(174)	19
Capitalized software	(35)	(50)	15
ROU Assets	(393)	(464)	71
Purchase of intangibles	(1,048)	(400)	(648)
Total deferred tax liability	(1,631)	(1,093)	(538)

Total net deferred tax asset / (liability)	$(572)	$(176)	$(396)

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

The Company had no unrecognized tax benefits as of December 31, 2022 or December 31, 2021. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties on December 31, 2022.

Undistributed earnings of the Company are insignificant as of December 31, 2022. With the enactment of the 2017 Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2021, 2020 and 2019 are open to audit by federal and state taxing authorities.

Note 13: Employee Benefit Plans

The Company sponsors two defined contribution 401(k) Profit Sharing Plans and allows all employees in the United States to participate. Matching and profit-sharing contributions to the plan are at the discretion of management but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $111,000 and $64,000 during the years ended December 31, 2022 and 2021, respectively.

