Form 10-Q
period 2023-03-31
ISSUER DIRECT CORP
filed 2023-05-11
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,791,020 shares of common stock were issued and outstanding as of May 11, 2023.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,349	$4,832
Accounts receivable (net of allowance for doubtful accounts of $858 and $745, respectively)	3,546	2,978
Income tax receivable	139	51
Other current assets	1,416	1,559
Total current assets	8,450	9,420
Capitalized software (net of accumulated amortization of $3,379 and $3,364, respectively)	123	138
Fixed assets (net of accumulated depreciation of $646 and $610, respectively)	594	625
Right-of-use asset – leases	1,213	1,277
Other long-term assets	176	136
Goodwill	22,498	22,498
Intangible assets (net of accumulated amortization of $7,507 and $6,821, respectively)	31,545	32,231
Total assets	$64,599	$66,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,560	$1,374
Accrued expenses	2,344	2,255
Income taxes payable	170	157
Current portion of long-term debt	1,000	22,000
Deferred revenue	5,166	5,405
Total current liabilities	10,240	31,191
Long-term debt (net of debt discount of $80 and $0, respectively)	18,920	—
Deferred income tax liability	599	572
Lease liabilities – long-term	1,258	1,339
Other long-term liabilities	165	—
Total liabilities	31,182	33,102
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,791,020 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	4	4
Additional paid-in capital	22,484	22,147
Other accumulated comprehensive loss	(95)	(96)
Retained earnings	11,024	11,168
Total stockholders' equity	33,417	33,223
Total liabilities and stockholders’ equity	$64,599	$66,325

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Revenues	$8,619	$5,288
Cost of revenues	1,829	1,232
Gross profit	6,790	4,056
Operating costs and expenses:
General and administrative	2,332	1,683
Sales and marketing	2,381	1,264
Product development	774	275
Depreciation and amortization	722	146
Total operating costs and expenses	6,209	3,368
Operating income	581	688
Interest income (expense), net	(238)	2
Other expense	(535)	—
(Loss) income before taxes	(192)	690
Income tax (benefit) expense	(48)	174
Net (loss) income	$(144)	$516
(Loss) income per share – basic	$(0.04)	$0.14
(Loss) income per share – fully diluted	$(0.04)	$0.13
Weighted average number of common shares outstanding – basic	3,791	3,794
Weighted average number of common shares outstanding – fully diluted	3,810	3,834

The accompanying notes are an integral part of these unaudited financial statements.

4

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Net (loss) income	$(144)	$516
Foreign currency translation adjustment	1	7
Comprehensive (loss) income	$(143)	$523

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2021	3,793,538	$4	$22,401	$(19)	$9,234	$31,620
Stock-based compensation expense	—	—	184	—	—	184
Exercise of stock awards, net of tax	7,500	—	58	—	—	58
Stock repurchase and retirement	(6,200)	—	(182)	—	—	(182)
Foreign currency translation	—	—	—	7	—	7
Net income	—	—	—	—	516	516
Balance at March 31, 2022	3,794,838	$4	$22,461	$(12)	$9,750	$32,203

Balance at December 31, 2022	3,791,020	$4	$22,147	$(96)	11,168	33,223
Stock-based compensation expense	—	—	337	—	—	337
Foreign currency translation	—	—	—	1	—	1
Net loss	—	—	—	—	(144)	(144)
Balance at March 31, 2023	3,791,020	$4	$22,484	$(95)	11,024	33,417

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(144)	$516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	736	162
Bad debt expense	151	101
Deferred income taxes	26	(35)
Stock-based compensation expense	337	184
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(719)	(752)
Decrease (increase) in other assets	(250)	(55)
Increase (decrease) in accounts payable	186	154
Increase (decrease) in accrued expenses and other liabilities	187	(53)
Increase (decrease) in deferred revenue	(238)	326
Net cash provided by operating activities	272	548

Cash flows from investing activities:
Purchase of acquired business, net of cash received (See Note 3)	350	—
Purchase of fixed assets	(5)	(21)
Net cash provided by (used in) investing activities	345	(21)

Cash flows from financing activities:
Exercise of stock options	—	58
Payment for stock repurchase and retirement	—	(182)
Payment of note payable	(22,000)	—
Proceeds from issuance of term loan	19,968	—
Payments for capitalized debt issuance costs	(68)	—
Net cash used in financing activities	(2,100)	(124)

Net change in cash and cash equivalents	(1,483)	403
Cash and cash equivalents – beginning	4,832	23,852
Currency translation adjustment	—	16
Cash and cash equivalents – ending	$3,349	$24,271

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$510	$—

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2023 and consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three-month periods ended March 31, 2023 and 2022 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2022 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 74,250 were excluded in the computation of diluted earnings per common share during the three-month period ended March 31, 2023 because their impact was anti-dilutive. There were 50,250 shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three-month period ended March 31, 2022 because their impact was anti-dilutive.

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

The Company's contracts include either a subscription to its entire platform, certain modules within the platform or to its Media Advantage Plan (MAP), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or our entire Communications platform, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. MAP subscription contracts contain two performance obligations of which the first is a series of distinct services that include, but are not limited to, developing specific media plans, and creating content to be distributed and the second performance obligation being access to the MAP platform along with distribution of press releases, ongoing support, and assessment of performance as a stand-ready obligation. Performance obligations of Compliance contracts include providing subscriptions to certain Compliance modules or other stand-ready obligations to deliver services and annual report printing and distribution. Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of March 31, 2023 and December 31, 2022, was $5,166,000 and $5,405,000, respectively, and is expected to be recognized within one year. Revenue recognized for the three months ended March 31, 2023 and 2022, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $2,557,000 and $1,391,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $3,546,000 and $2,978,000 as of March 31, 2023 and December 31, 2022, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of March 31, 2023 and December 31, 2022, the Company has capitalized $125,000 and 105,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company adopted Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 326, Financial Statements – Credit Losses (“Topic 326”) with an adoption date of January 1, 2023. As a result, the Company changed its accounting policy for allowance for doubtful accounts using an expected losses model rather than using incurred losses. The new model is based on the credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balance sheet date through analyzing historical customer data as well as taking into consideration current economic trends. The Company adopted Topic 326 and determined it did not have a material financial impact.

The roll forward of the allowance for doubtful accounts for the three-months ended March 31, 2023 was as follows:

Three months ended March 31, 2023
Beginning balance	$745
Bad debt expense	151
Write-offs	(38)
Ending balance	$858

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of each financial institution in which it holds deposits. As of March 31, 2023, the total amount exceeding such limit was $1,074,000. The Company also had cash-on-hand of $32,000 in Europe and $1,569,000 in Canada as of March 31, 2023.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Amortization for the three-month periods ended March 31, 2023 and 2022, is as follows (in thousands):

	March 31,
	2023	2022
Amortization included in cost of revenues	$15	$16

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

10

•

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The fair value of the Company’s long-term debt and interest rate swap are quoted at Level 2.

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

As of March 31, 2023 and December 31, 2022, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, interest rate swap, the line of credit, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill, and Intangible Assets

The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks may be considered an indefinite-lived asset and, as such, are not amortized as there may be no foreseeable limit to cash flows generated from them. For the Newswire acquisition the Company determined the trademarks acquired were considered a definite lived asset which will be amortized over a period of 15 years. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (5-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-7 years) are amortized over their estimated useful lives.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Advertising

The Company expenses advertising as incurred. During the three-month periods ended March 31, 2023 and 2022, advertising expense was $462,000 and $95,000, respectively. Most of the increase is due to additional advertising expense resulting from Newswire, which was acquired in November 2022 (see Note 3).

Stock-based Compensation

The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The associated cost is recognized over the period during which an employee or director is required to provide service in exchange for the award.

Newly Adopted Accounting Pronouncements

Topic 326 was effective for the Company beginning on January 1, 2023. This update requires a financial asset (or a group of financial assets) measured at amortized cost basis, to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The Company has evaluated the impact of Topic 326 and has determined it does not have a material financial impact.

Note 3: Acquisition of iNewswire LLC

On November 1, 2022, the Company entered into a Membership Interest Purchase Agreement with Lead Capital, LLC, a Delaware limited liability company (“Seller”), whereby the Company purchased all the issued and outstanding membership interests of iNewswire.com LLC, a Delaware limited liability company (“Newswire”). Newswire is a leading media and marketing communications technology company that provides press release distribution, media databases, media monitoring, and newsrooms through its Media Advantage Platform.

In connection with the transaction (the “Acquisition”), the Company paid to the Seller aggregate consideration of $43.5 million, consisting of the following: (i) a cash payment of $18.0 million subject to a 60-day escrow to secure the payment of any working capital adjustments or any employee bonus obligations of Newswire, (ii) the issuance of a secured promissory note in the principal amount of $22.0 million (the “Secured Note”), and (iii) the issuance of 180,181 shares of the Company’s common stock, par value $0.001, valued at $3.9 million based on the Company’s closing stock price of $21.60 on the Closing Date. During the three months ended March 31, 2023, the Seller paid the $350,000 net working capital adjustment to the Company.

The Secured Note was due and payable on November 8, 2023 with an annual interest rate of 6%. The Secured Note was secured by the intellectual property (with certain exceptions) and the domain names acquired by the Company as part of the acquisition. The Secured Note allowed for prepayment, however, the 6% interest payment was guaranteed through the Maturity Date even if prepayments were made. On March 20, 2023, the Company paid $370,000 to pay the Secured Note in full, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other expense on the Consolidated statements of operations. As a result, there is no longer any obligation to the Seller as of March 31, 2023.

The Company has determined that the acquisition of Newswire constitutes a business acquisition as defined by ASC 805, Business Combinations. Accordingly, the assets acquired, and the liabilities assumed in the transaction were recorded at their acquisition date estimated fair value, while the transaction costs associated with the acquisition, which totaled $178,000, were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date. The Company employed a third-party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from Newswire. The income approach was used to determine the value of trademarks/tradename and client relationships. The income approach determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The relief from royalty method was used to value the technology. This approach applies an industry-based royalty rate to future projected cashflows to express the fair value as the expected after-tax royalty savings of the asset. Fair values are determined based on the requirements of ASC 820, Fair Measurements and Disclosure. As of March 31, 2023, the calculation and allocation of the purchase price to tangible and intangible assets and liabilities is preliminary, as the Company is still in the process of accumulating all of the required information to finalize the opening balance sheet and calculations of intangible assets.

A summary of the fair value consideration transferred for the Acquisition and the preliminary allocation to the fair value of the assets and liabilities of Newswire are as follows (in 000's):

Consideration transferred:
Cash payment	$18,000
Secured promissory note	22,000
Shares of Issuer Direct common stock based on closing market price prior to the Acquisition	3,892
Net working capital adjustment and other costs paid on behalf of Seller, net of cash	(350)
Total consideration transferred	$43,542

Preliminary allocation of tangible and intangible assets and liabilities:
Goodwill	$16,122
Trademarks/Tradename	27,500
Technology	2,520
Customer relationships	580
Net liabilities assumed	(3,180)
Total amount allocated	$43,542

Net liabilities assumed:
Cash	$37
Accounts Receivable	90
Other Current Assets	14
Accounts Payable	(645)
Accrued Expenses	(226)
Deferred Revenue	(1,775)
Deferred tax liability	(675)
$(3,180)

Supplemental pro forma information

The following unaudited supplemental pro forma information summarizes the Company’s results of operations for the current reporting period, as if the Company completed the acquisition as of the beginning of the annual reporting period.

Supplemental pro forma information is as follows:

in $000’s, except per share amounts
March 31, 2022
Revenues	$8,750
Net income	665
Basic earnings per share	0.17
Diluted earnings per share	0.17

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

Note 4: Equity

Dividends

The Company did not pay any dividends during the three-month periods ended March 31, 2023 and 2022.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the three-month periods ended March 31, 2023 and 2022, other than stock awarded to employees and the Board of Directors.

Stock repurchase and retirement

On March 1, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $5,000,000 of its common shares. As of August 31, 2022, the Company completed the repurchase program by purchasing a total of 207,964 shares as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1-31, 2022	6,200	$29.35	6,200	$4,818
April 1-30, 2022	8,226	27.76	8,226	4,590
May 1-31, 2022	80,748	22.92	80,748	2,739
June 1-30, 2022	74,227	23.98	74,227	959
July 1-31, 2022	32,392	24.88	32,392	153
August 1-31, 2022	6,171	24.79	6,171	—
No shares repurchased between September 2022 and March 2023

Total	207,964	$24.04	207,964	$—

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan, as amended (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of March 31, 2023, there are 40,495 shares which remain to be granted under the 2014 Plan.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$ 0.01 - 8.00	7,500	1.92	$7.12	7,500
$ 8.01 - 11.00	3,500	4.32	$10.11	3,500
$ 11.01 - 16.00	18,000	5.28	$13.12	18,000
$ 16.01 - 27.00	68,000	8.81	$25.42	15,500
$ 27.01 - 27.71	14,250	8.80	$27.71	—
Total	111,250	7.63	$22.01	44,500

As of March 31, 2023, the Company had unrecognized stock compensation related to the options of $757,000, which will be recognized through 2027.

During the three months ended March 31, 2023, the Company granted 60,500 restricted stock units to employees, which vest at various intervals over the next 3 years.  The average grant date fair value of these grants was $27.82 per share. During the three months ended March 31, 2022, the Company granted 20,000 restricted stock units with a grant date fair value of $26.00 per share. As of March 31, 2023, there was $2,231,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2026.

Note 5: Income Taxes

The Company recognized an income tax benefit of $48,000 for the three-month period ended March 31, 2023, compared to income tax expense of $174,000 during the same period of 2022. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2023 and 2022, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax. For the three months ended March 31, 2022, the effective tax rate was also partially impacted by a benefit related to the Foreign Derived Intangible Income (“FDII”) deduction as well as foreign rate differentials.

Note 6: Leases

Leasing activity generally consists of office leases. In March 2019, a new lease was signed to move the corporate headquarters to Raleigh, North Carolina. The new lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of March 31, 2023. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $1,629,000 as of March 31, 2023. The current portion of this liability of $371,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,258,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	Three months ended
	March 31,
	2023	2022
Lease expense
Operating lease expense	$76	$89
Variable lease expense	6	18
Rent expense	$82	$107

The weighted-average remaining non-cancelable lease term for our operating leases was 4.75 years as of March 31, 2023. As of March 31, 2023, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on March 31, 2023, are as follows (in 000’s):

Year Ended December 31:
2023	$277
2024	380
2025	390
2026	401
2027	412
Total lease payments	$1,860
Present value adjustment	(231)
Lease liability	1,629

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

Note 7: Revenue

The Company considers itself to be a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended March 31,
Revenue Streams	2023		2022
Communications	$6,566	76.2%	$3,383	64.0%
Compliance	2,053	23.8%	1,905	36.0%
Total	$8,619	100.0%	$5,288	100.0%

The Company did not have any customers during the three-month periods ended March 31, 2023 or 2022 that accounted for more than 10% of our revenue.

Note 8: Credit Agreement

On March 20, 2023 (the “Closing Date”), the Company entered into a $25 million credit agreement (the “Credit Agreement”) with Pinnacle Bank (“Pinnacle”). The Credit Agreement provides for the following: (i) term loan facility in an aggregate principal amount of $20 million (the “Term Loan”), and (ii) revolving line of credit in an up to aggregate principal amount of $5 million (the “Revolving LOC”), subject to an 85% limit based on the current eligible accounts receivable (as defined in the Credit Agreement).

Pursuant to the terms of the Credit Agreement, the per annum interest rate of the Term Loan is variable based on the one-month secured overnight financing rate (“SOFR”) plus 2.35%, subject to a minimum SOFR of 2.00%. However, the Term Loan issued on the Closing Date has a per annum interest rate of 6.217%, which was fixed with respect to the entire principal amount as a result of an interest rate swap agreement entered into between the Company and Pinnacle on the Closing Date in accordance with the terms of the Credit Agreement.

The Company will begin making monthly interest only payments on the Term Loan beginning on April 1, 2023. Beginning on January 1, 2024, the Company will begin making monthly principal payments of $333,333 plus interest payments on the Term Loan until the maturity date of December 20, 2028.

The proceeds of the Term Loan along with certain cash on hand of the Company were used to repay in its entirety the one-year Secured Promissory Note (the “Secured Note”) issued to Lead Capital, LLC in connection with the Company’s November 1, 2022 acquisition of iNewswire.com LLC for a lump sum payment of $22,880,000. In order to settle the Secured Note on March 20, 2023, the Company paid $370,000 to Seller, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other expense on the Consolidated statements of operations. As a result, there is no longer any obligation to the Seller as of March 31, 2023.

The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Pinnacle’s commitment to fund under the Revolving LOC terminates on September 1, 2024, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its existing $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of March 31, 2023, there was no outstanding balance under the Revolving LOC and the interest rate was 6.68%

The Credit Agreement contains the following financial covenants, which commence with fiscal quarter ending June 30, 2023: a fixed charge coverage ratio of no less than 1.20:1.00 and a leverage ratio requiring that, for each fiscal quarter of the Company ending on or after June 30, 2023 through September 30, 2023, the leverage ratio shall not exceed 2.75:1.00 and for each fiscal quarter of the Company ending after December 31, 2023, the leverage ratio shall not exceed 2.50:1.00.

The Credit Agreement also contains customary affirmative covenants for a transaction of this nature, including among other things, covenants relating to: maintenance of adequate financial and accounting books and records, delivery of financial statements and other information, preservation of existence of the Company and subsidiaries, payment of taxes and claims, compliance with laws, maintenance of insurance, foreign qualification, use of proceeds, cash management system, maintenance of properties, and conduct of business.

The Credit Agreement also contains customary negative covenants for a transaction of this nature, including, among other things, covenants relating to debt, liens, investments, negative pledges, dividends and other debt payments, restriction on fundamental changes, sale of assets, transactions with affiliates, restrictive agreements, and changes in fiscal year.

The Credit Agreement also contains various Events of Default (subject to certain grace periods, to the extent applicable), including among other things, Events of Default for the nonpayment of principal, interest or fees; breach of certain covenants; inaccuracy of the representations or warranties in any material respect; bankruptcy or insolvency; dissolution or change of control; certain unsatisfied judgments; defaults under material agreements; certain unfunded liabilities under employee benefit plans; certain unsatisfied judgments; certain ERISA violations; and the invalidity or unenforceability of the Credit Agreement. If an Event of Default occurs, the Company may be required to repay all amounts outstanding under the Credit Agreement. The Term Loan and any advances under the Revolving LOC are secured by a first priority lien and security interest to the benefit of Pinnacle in the Event of Default on all of the Company’s current or future assets and each of the Guarantor’s current or future assets.

Note 9: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company has $20,000,000 of notional amount interest rate swap agreement, which amortizes in-line with its long-term credit agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly.

The carrying amount for the Company’s derivative financial instrument is the estimated fair value of the financial instrument. The Company’s derivative is not exchange listed and therefore the fair value is estimated under a mark-to-market approach using an analytics model that is a readily observable market input. This model reflects the contractual terms of the derivative, such as notional value and expiration date, as well as market-based observables including interest rates, yield curves, and the credit quality of the counterparty. The model also incorporates the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity, and accordingly, the Company’s derivative is classified within Level 2 of the fair value hierarchy. While the Company believes its estimate results in a reasonable reflection of the fair value of the instrument, the estimated value may not be representative of actual value that could have been realized or that will be realized in the near future.

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of March 31, 2023 was a net liability of $165,000 and is included in Other Long-Term Liabilities, in the Consolidated Balance Sheets. The fair value of the swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. We have also recognized a loss of $165,000 in Other expense in the Consolidated statements of operations, as a result of the interest rate swap.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity, and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q for many reasons. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K for the year ended December 31, 2022, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

Overview

Issuer Direct Corporation and its subsidiaries are hereinafter collectively referred to as “Issuer Direct”, the “Company”, “We” or “Our” unless otherwise noted. Our corporate headquarters are located at One Glenwood Ave., Suite 1001, Raleigh, North Carolina, 27603.

We announce material financial information to our investors using our investor relations website, SEC filings, investor events, news and earnings releases, public conference calls, webcasts, and social media. We use these channels to communicate with our investors and the public about our company, our products and services and other related matters. It is possible that information we post on some of these channels could be deemed to be material information. Therefore, we encourage investors, the media and others interested in Issuer Direct to review the information we post to all our channels, including our social media accounts.

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

Our platform consists of several related but distinct Communications and Compliance modules that companies and customers utilize every quarter. As such, we disclose our revenue in the following two main categories: (i) Communications and (ii) Compliance. Set forth below is an infographic depicting the products included in each of these two main categories we provide today:

In the future, we expect the Communications portion of our business to continue to increase, both in terms of overall revenue and as compared to the Compliance portion of our business as it has done in the past. Therefore, we plan to continue to invest in offerings we intend to incorporate into our Communications product lineup. Within most of our target markets, customers require several individual services and/or software providers to meet their investor relations and communications needs. We believe our platform can address all these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

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

Communications

Our Communications platform consists of our press release distribution businesses branded as ACCESSWIRE and Newswire, our webcasting and events business, professional conference and events software, as well as our investor relations website technology. We are currently in the process of integrating the ACCESSWIRE and Newswire news distribution platforms into one system that will give our customers all the benefits of both systems combined into one. These products are sold as the leading part of our Communications subscription, as well as individually to customers around the globe and are further described below.

Acquisition of iNewswire.com LLC

On November 1, 2022, we acquired iNewswire.com LLC (“Newswire”). Newswire is a media technology company that provides customers press release distribution, media databases, media monitoring, and newsrooms for greater brand awareness through earned media, increased online visibility through greater search engine optimization recognition, and more sales inquiries through targeted digital marketing campaigns. Through its Media Advantage Platform (“MAP”), Newswire automates media and marketing communications for large and small businesses seeking to deliver the right message to the right audience at the right time for the right purpose.

We believe this transaction strengthens our entire communications portfolio and combined with our ACCESSWIRE business, grows our press release distribution business to now be one of North America's largest press release distribution platforms. The acquisition almost doubles our press release customer base and combines what we believe are qualified people and strong distribution, technology and brands. Newswire customers will benefit from the global footprint ACCESSWIRE has built over the last eight years, whereas Issuer Direct's customers will have access to Newswire's brand-new media database platform, analytics, as well as its MAP. Lastly, we believe the acquisition will also result in meaningful operational synergies in the combined company.

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

Newsroom

A natural expansion to our ACCESSWIRE and investor relations website business is our corporate Newsroom. This product offering can be an add-on to any customer’s ACCESSWIRE or Communications subscription account. The Newsroom suite includes a custom newsroom page builder, a brand asset manager and contact manager.

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

Professional Conference and Events Software

Our professional conference and events software is a subscription offering we currently license to investor conference organizers. This software, which is also available as a native mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. This cloud-based product can be used in a virtual or in person conference setting and is integrated within our Communications subscription offerings of newswire, newsrooms, webcasting and shareholder targeting. We believe this integration gives us a unique offering for professional conference organizers that is not available elsewhere in the market. We believe this software helps make our platform a platform of choice for investment banks, issuers and investors.

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

Compliance

Our Compliance offerings consist of our disclosure software for financial reporting, stock transfer services, whistleblower hotline and related annual meeting, print and shareholder distribution services. Some of these products are sold as part of a Compliance subscription as well as individually to customers around the globe.

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

Whistleblower Hotline

Our whistleblower hotline is an add-on product within our platform. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance whistleblower policy. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we are introduced to new IPO customers and other larger cap customers listed on the NYSE. Since 2014, we have been a named NYSE subsidy provider of this Whistleblower solution. In 2020, NYSE renewed and extended the initial subsidy term to four years from two years, whereby the first two years are provided under subsidy and the added two years are at our standard subscription rates. Recently, we have been working on upgrading the incident response and management component of the workflow, which is expected to be completed this year.

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

This module has been incorporated within our webcasting offering to enable our customers the ability to conduct their annual meetings in-person or fully virtual. Our solution incorporates shareholder and guest registration, voting integration, real-time statistics on attendance, audio video and presentation features as well as fully managed meeting managers and inspector of elections. Although we believe a virtual component to an annual meeting is both a benefit to all shareholders and a corporate governance advantage, there can be no assurances this product has longevity in the market.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2023 and 2022 (in 000’s):

	Three Months Ended March 31,		Percentage of Revenue(1)
	2023	2022	2023	2022
Revenue:
Communications revenue	$6,566	$3,383	76%	64%
Compliance revenue	2,053	1,905	24%	36%
Total revenue	8,619	5,288	100%	100%
Cost of revenue:
Communications cost of revenue	1,384	761	21%	22%
Compliance cost of revenue	445	471	22%	25%
Total cost of revenue	1,829	1,232	21%	23%
Gross Margin:
Communications gross margin	5,182	2,622	79%	78%
Compliance gross margin	1,608	1,434	78%	75%
Total gross margin	6,790	4,056	79%	77%
Operating Expenses:
General and administrative	2,332	1,683	27%	32%
Sales and marketing	2,381	1,264	28%	24%
Product development	774	275	9%	5%
Depreciation and amortization	722	146	8%	3%
Total expenses	6,209	3,368	72%	64%
Operating income	581	688	7%	13%
Interest (expense) income, net	(238)	2	(3)%	0%
Other expense	(535)	—	(6)%	—
(Loss) income before income taxes	(192)	690	(2)%	13%
Income tax (benefit) expense	(48)	174	(1)%	3%
Net (loss) income	$(144)	$516	(2)%	10%

(1) Percentage of revenue is calculated as the relevant revenue, expense, income amount divided by total revenue, except for communications and compliance cost of revenue and communications and compliance gross margin, which are divided by the related component of revenue.

Revenues

Total revenue increased $3,331,000, or 63%, to $8,619,000 during the three months ended March 31, 2023, as compared to $5,288,000 for the same period in 2022. The increase is primarily attributable to the acquisition of Newswire on November 1, 2022.

Communications revenue increased $3,183,000, or 94%, to $6,566,000 for the three months ended March 31, 2023, as compared to $3,383,000 for the same period of 2022. The increase in revenue is primarily related to the acquisition of Newswire, which is all included in Communications revenue. We also generated increased revenue from our ACCESSWIRE business, which increased 21% compared to the same period of the prior year, primarily due to an increase in average revenue per release. Communications revenue represented 76% of total revenue during the three months ended March 31, 2023, as compared to 64% for the same period of 2022.

Compliance revenue increased $148,000, or 8%, to $2,053,000 during the three months ended March 31, 2023, as compared to $1,905,000 during the same period of 2022. The increase was primarily related to an increase in revenue from our transfer agent services due to an increase in corporate actions and directives during the period as well as an increase in print and proxy fulfillment services due to larger transactions and an increase in number of projects.

Revenue Backlog

As of March 31, 2023, our deferred revenue balance was $5,166,000, which we expect to recognize over the next twelve months, compared to $5,405,000 at December 31, 2022, a decrease of 4%. Deferred revenue primarily consists of advance billings for subscriptions of our cloud-based products and pre-paid packages of our news distribution product as well as advance billings for annual service contracts.

Cost of Revenues

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Compliance and other costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials and postage. Cost of revenues increased by $597,000, or 48%, during the three months ended March 31, 2023, as compared to the same period of 2022. Overall gross margin increased $2,734,000, or 67%, during the three months ended March 31, 2023, compared to the same period of 2022. As a result, overall gross margin percentage increased to 79% during the three months ended March 31, 2023, as compared to 77% during the same period of 2022.

Cost of revenues associated with our Communications revenue increased $623,000, or 82%, during the three months ended March 31, 2023 as compared to the same period of 2022. This increase is primarily due to an increase in costs associated with operations of Newswire as well as an increase in distribution costs associated with ACCESSWIRE as we continue to expand our distribution. Gross margin percentage associated with our Communications revenue was 79% for the three months ended March 31, 2023 compared to 78% for the same period of 2022.

Cost of revenues associated with our Compliance revenue decreased $26,000, or 6%, during the three months ended March 31, 2023 as compared to the same period of 2022. The decrease is due to lower headcount and outsourcing costs associated with compliance services. As a result, gross margin percentage associated with our Compliance revenue increased to 78% for the three months ended March 31, 2023, compared to 75% for the same period of 2022.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $2,332,000 for the three months ended March 31, 2023, an increase of $649,000 or 39%, as compared to the same period of 2022. The increase is primarily driven by additional expenses associated with costs to operate Newswire, one-time transaction and integration costs, stock compensation expense and employee-related costs associated with investments for future growth, as well as an increase in bad debt expense. These increases were offset by a reduction in executive recruiting fees compared to the same period of 2022.

As a percentage of revenue, general and administrative expenses were 27% for the three months ended March 31, 2023, as compared to 32% for the same period of 2022.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $2,381,000 for the three months ended March 31, 2023, an increase of $1,117,000, or 88%, as compared to the same period of 2022. This increase is primarily due to the addition of the Newswire sales team.

As a percentage of revenue, sales and marketing expenses were 28% for the three months ended March 31, 2023, as compared to 24% for the same period of 2022.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses increased $499,000, or 181%, to $774,000 during the three months ended March 31, 2023, as compared to 2022. This increase is directly attributed to additional costs associated with Newswire as well as hiring our new Chief Technology Officer.

As a percentage of revenue, product development expenses were 9% for the three months ended March 31, 2023, as compared to 5% for the same period of 2022.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $576,000, or 395%, compared to the same period of 2022. The increase is attributed to increased amortization associated with intangible assets acquired in the Newswire acquisition.

Interest Income (Expense), Net

We recognized interest expense of $337,000 for the three-month period ended March 31, 2023. Interest expense primarily represents interest attributed to the $22,000,000 note payable associated with the acquisition of Newswire, as well as $47,000 of accrued interest related to our new, long-term credit agreement. These amounts are offset by interest income on deposit and money market accounts of $99,000 and 2,000 for the three months ended March 31, 2023 and 2022, respectively.

Other expense

Other expense primarily represents $370,000 paid to extinguish the Seller Note associated with the Newswire transaction. Additionally, included in other expense is the loss on the change in fair value of our interest rate swap agreement.

Income Taxes

We recognized an income tax benefit of $48,000 for the three-month period ended March 31, 2023, compared to income tax expense of $174,000 during the same period of 2022. For the three-month periods ended March 31, 2023 and 2022, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax. For the three months ended March 31, 2022, the effective tax rate was also partially impacted by a benefit related to the Foreign Derived Intangible Income (“FDII”) deduction as well as foreign rate differentials.

Liquidity and Capital Resources

As of March 31, 2023, we had $3,349,000 in cash and cash equivalents and $3,546,000 in net accounts receivable. Current liabilities as of March 31, 2023, totaled $10,240,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of long-term debt, current portion of lease liabilities and other accrued expenses. On March 31, 2023, our current liabilities exceeded our current assets by $1,790,000.

On March 20, 2023 (the “Closing Date”), the Company entered into a $25 million credit agreement (the “Credit Agreement”) with Pinnacle Bank (“Pinnacle”). The Credit Agreement provides for the following: term loan facility in an aggregate principal amount of $20 million (the “Term Loan”), and revolving line of credit in an up to aggregate principal amount of $5 million (the “Revolving LOC”), subject to an 85% limit based on the current eligible accounts receivable (as defined in the Credit Agreement).

Pursuant to the terms of the Credit Agreement, the per annum interest rate of the Term Loan is variable based on the one-month secured overnight financing rate (“SOFR”) plus 2.35%, subject to a minimum SOFR of 2.00%. However, the Term Loan issued on the Closing Date has a per annum interest rate of 6.217%, which was fixed with respect to the entire principal amount as a result of an interest rate swap agreement entered into between the Company and Pinnacle on the Closing Date in accordance with the terms of the Credit Agreement.

The Company will begin making monthly interest only payments on the Term Loan beginning on April 1, 2023. Beginning on January 1, 2024, the Company will begin making monthly principal payments of $333,333 plus interest payments on the Term Loan until the maturity date of December 20, 2028.

The proceeds of the Term Loan along with certain cash on hand of the Company were used to repay in its entirety the one-year Secured Promissory Note (the “Secured Note”) issued to Lead Capital, LLC in connection with the Company’s November 1, 2022 acquisition of iNewswire.com LLC for a lump sum payment of $22,880,000. In order to settle the Secured Note on March 20, 2023, the Company paid $370,000 to Seller, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other expense on the Consolidated statements of operations. As a result, there is no longer any obligation to the Seller as of March 31, 2023

The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Pinnacle’s commitment to fund under the Revolving LOC terminates on September 1, 2024, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its existing $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of March 31, 2023, there was no outstanding balance under the Revolving LOC and the interest rate was 6.68%.

The Credit Agreement contains the following financial covenants, which commence with fiscal quarter ending June 30, 2023: a fixed charge coverage ratio of no less than 1.20:1.00 and a leverage ratio requiring that, for each fiscal quarter of the Company ending on or after June 30, 2023 through September 30, 2023, the leverage ratio shall not exceed 2.75:1.00 and for each fiscal quarter of the Company ending after December 31, 2023, the leverage ratio shall not exceed 2.50:1.00.

The Credit Agreement also contains customary affirmative covenants for a transaction of this nature, including among other things, covenants relating to: maintenance of adequate financial and accounting books and records, delivery of financial statements and other information, preservation of existence of the Company and subsidiaries, payment of taxes and claims, compliance with laws, maintenance of insurance, foreign qualification, use of proceeds, cash management system, maintenance of properties, and conduct of business.

The Credit Agreement also contains customary negative covenants for a transaction of this nature, including, among other things, covenants relating to debt, liens, investments, negative pledges, dividends and other debt payments, restriction on fundamental changes, sale of assets, transactions with affiliates, restrictive agreements, and changes in fiscal year.

The Credit Agreement also contains various Events of Default (subject to certain grace periods, to the extent applicable), including among other things, Events of Default for the nonpayment of principal, interest or fees; breach of certain covenants; inaccuracy of the representations or warranties in any material respect; bankruptcy or insolvency; dissolution or change of control; certain unsatisfied judgments; defaults under material agreements; certain unfunded liabilities under employee benefit plans; certain unsatisfied judgments; certain ERISA violations; and the invalidity or unenforceability of the Credit Agreement. If an Event of Default occurs, the Company may be required to repay all amounts outstanding under the Credit Agreement. The Term Loan and any advances under the Revolving LOC are secured by a first priority lien and security interest to the benefit of Pinnacle in the Event of Default on all of the Company’s current or future assets and each of the Guarantor’s current or future assets.

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

The uses of these non-GAAP financial measures are not intended to be considered in isolation of, or as substitute for, the financial information prepared and presented in accordance with US GAAP. Free cash flow and adjusted free cash flow do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs. Our calculation of free cash flow and adjusted free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as a comparative measure. Free cash flow and adjusted free cash flow are non-GAAP financial measures.

For the three months ended March 31, 2023 and 2022, free cash flow and adjusted free cash flow were as follows:

	Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities (US GAAP)	$272	$548
Payments for purchase of fixed assets and capitalized software	(5)	(21)
Free cash flow (Non-GAAP)	267	527
Cash paid for acquisition and integration related items (1)	77	16
Cash paid for other unusual items (2)	395	60
Adjusted free cash flow (Non-GAAP)	$739	$603

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, paid during the periods.
(2)

For the three-months ended March 31, 2023, this adjustment is primarily related to a one-time payment of $370,000 related to the early extinguishment of the Seller Note. For the three-months ended March 31, 2022, this adjustment gives effect to payment of a one-time executive recruiting fee payment of $60,000.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures and should not be considered as a substitute for analysis of our results as reported under US GAAP.  These measures are defined differently by different companies, and accordingly, such measures may not be comparable to similarly titled measures of other companies and have important limitations as an analytical tool.

A reconciliation of net income to adjusted EBITDA for the three months ended March 31, 2023 and 2022 is presented in the following table (in 000’s):

	Three Months Ended March 31,
	2023	2023
	Amount	Amount

Net (loss) income:	$(144)	$516
Adjustments:
Depreciation and amortization	736	162
Interest expense (income), net	238	(2)
Income tax (benefit) expense	(48)	174
EBITDA	782	850
Acquisition and/or integration costs (1)	234	16
Other non-recurring expenses (2)	535	90
Stock-based compensation expense (3)	337	184
Adjusted EBITDA:	$1,888	$1,140

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, incurred during the periods.
(2)

For the three months ended March 31, 2023, this adjustment gives effect to $370,000 payment related to early extinguishment of Seller Note and $165,000 loss due to the change in fair value of our interest rate swap. For the three months ended March 31, 2022, this adjustment gives effect to a one-time executive recruiting fee of $90,000.

(3)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the three months ended March 31, 2023 and 2022 is presented in the following table (in 000’s):

	Three Months Ended March 31,
	2023		2022
	Amount	Per diluted share	Amount	Per diluted share

Net (loss) income:	$(144)	$(0.04)	$516	$0.13
Adjustments:
Amortization of intangible assets(1)	685	0.18	108	0.03
Stock-based compensation expense(2)	337	0.09	184	0.05
Other unusual items(3)	769	0.20	106	0.03
Tax impact of adjustments(4)	(376)	(0.10)	(84)	(0.02)
Non-GAAP net income:	$1,271	$0.33	$830	$0.22
Weighted average number of common shares outstanding – diluted	3,810		3,834

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

(3)

For the three months ended March 31, 2023, this adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, incurred during the period of $234,000, $370,000 related to the early extinguishment of the Seller Note associated with the Newswire acquisition and $165,000 loss related to the change in fair value of our interest rate swap. For the three months ended March 31, 2022, this adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, incurred during the period of $16,000 and one-time executive recruiting fee of $90,000.

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

Market factors like the current military conflict in Ukraine, instability in global energy markets, global inflation and rapidly increasing interest rates have contributed to significant global economic uncertainty, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant declines and volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic outlook, the demand for our platforms and services continues to be stable in a majority of the markets we serve. In the past, the success of our Communications offering has been led by our ACCESSWIRE branded newswire, for which we believe we will continue to see stable to increased demand throughout 2023 and beyond. We believe the Newswire business will also contribute to providing stable to increased demand in our Communications offering.

The transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. The successful integration of the Newswire business with our ACCESSWIRE business is also a key initiative for 2023. We will also continue to focus on the following key strategic initiatives during the year:

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

We believe there is demand for our products around the world, led by our ACCESSWIRE/Newswire brands, as companies seek to find better platforms and tools to disseminate and communicate their messages in a more efficient and collaborative way.

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

Not applicable.

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

Date: May 11, 2023

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Timothy Pitoniak
Timothy Pitoniak
Chief Financial Officer

