Form 10-Q
period 2023-09-30
ISSUER DIRECT CORP
filed 2023-11-09
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————————————

FORM 10-Q

————————————————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ISSUER DIRECT CORPORATION
(Exact name of registrant as specified in its charter)

————————————————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

One Glenwood Avenue, Suite 1001, Raleigh NC 27603(Address of Principal Executive Office) (Zip Code)

(919) 481-4000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

————————————————

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,811,649 shares of common stock were issued and outstanding as of November 9, 2023.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ISDR	NYSE American

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,050	$4,832
Accounts receivable (net of allowance for doubtful accounts of $1,018 and $745, respectively)	4,271	2,978
Income tax receivable	—	51
Other current assets	1,471	1,559
Total current assets	10,792	9,420
Capitalized software (net of accumulated amortization of $3,408 and $3,364, respectively)	413	138
Fixed assets (net of accumulated depreciation of $727 and $610, respectively)	534	625
Right-of-use asset – leases	1,086	1,277
Other long-term assets	586	136
Goodwill	21,928	22,498
Intangible assets (net of accumulated amortization of $8,877 and $6,821, respectively)	30,175	32,231
Total assets	$65,514	$66,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,324	$1,374
Accrued expenses	1,922	2,255
Income taxes payable	248	157
Current portion of long-term debt	3,000	22,000
Deferred revenue	5,164	5,405
Total current liabilities	11,658	31,191
Long-term debt (net of debt discount of $92 and $0, respectively)	16,908	—
Deferred income tax liability	66	572
Lease liabilities – long-term	1,093	1,339
Total liabilities	29,725	33,102
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,811,649 and 3,791,020 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	23,216	22,147
Other accumulated comprehensive loss	(91)	(96)
Retained earnings	12,660	11,168
Total stockholders' equity	35,789	33,223
Total liabilities and stockholders’ equity	$65,514	$66,325

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues	$7,569	$5,280	$25,839	$16,375
Cost of revenues	1,797	1,212	5,962	3,808
Gross profit	5,772	4,068	19,877	12,567
Operating costs and expenses:
General and administrative	2,033	1,657	6,639	4,903
Sales and marketing expenses	1,838	1,231	6,258	3,866
Product development	581	245	1,887	734
Depreciation and amortization	727	146	2,172	439
Total operating costs and expenses	5,179	3,279	16,956	9,942
Operating income	593	789	2,921	2,625
Interest (expense) income, net	(298)	77	(817)	99
Other income, net	165	—	9	—
Income before taxes	460	866	2,113	2,724
Income tax expense	187	180	621	681
Net income	$273	$686	$1,492	$2,043
Income per share – basic	$0.07	$0.19	$0.39	$0.55
Income per share – fully diluted	$0.07	$0.19	$0.39	$0.55
Weighted average number of common shares outstanding – basic	3,810	3,618	3,799	3,717
Weighted average number of common shares outstanding – fully diluted	3,823	3,636	3,814	3,738

The accompanying notes are an integral part of these unaudited financial statements.

4

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net income	$273	$686	$1,492	$2,043
Foreign currency translation adjustment	(40)	(53)	5	(69)
Comprehensive income	$233	$633	$1,497	$1,974

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2021	3,793,538	$4	$22,401	$(19)	$9,234	$31,620
Stock-based compensation expense	—	—	184	—	—	184
Exercise of stock awards, net of tax	7,500	—	58	—	—	58
Stock repurchase and retirement	(6,200)	—	(182)	—	—	(182)
Foreign currency translation	—	—	—	7	—	7
Net income	—	—	—	—	516	516
Balance at March 31, 2022	3,794,838	$4	$22,461	$(12)	$9,750	$32,203
Stock-based compensation expense	—	—	188	—	—	188
Exercise of stock awards, net of tax	15,265	—	—	—	—	—
Stock repurchase and retirement	(163,201)	—	(3,859)	—	—	(3,859)
Foreign currency translation	—	—	—	(23)	—	(23)
Net income	—	—	—	—	841	841
Balance at June 30, 2022	3,646,902	$4	$18,790	$(35)	$10,591	$29,350
Stock-based compensation expense	—	—	187	—	—	187
Exercise of stock awards, net of tax	2,500	—	33	—	—	33
Stock repurchase and retirement	(38,563)	—	(959)	—	—	(959)
Foreign currency translation	—	—	—	(53)	—	(53)
Net income	—	—	—	—	686	686
Balance at September 30, 2022	3,610,839	$4	$18,051	$(88)	$11,277	$29,244
Balance at December 31, 2022	3,791,020	$4	$22,147	$(96)	$11,168	$33,223
Stock-based compensation expense	—	—	337	—	—	337
Foreign currency translation	—	—	—	1	—	1
Net loss	—	—	—	—	(144)	(144)
Balance at March 31, 2023	3,791,020	$4	$22,484	$(95)	$11,024	$33,417
Stock-based compensation expense	—	—	354	—	—	354
Exercise of stock awards, net of tax	18,129	—	—	—	—	—
Foreign currency translation	—	—	—	44	—	44
Net income	—	—	—	—	1,363	1,363
Balance at June 30, 2023	3,809,149	$4	$22,838	$(51)	$12,387	$35,178
Stock-based compensation expense	—	—	359	—	—	359
Exercise of stock awards, net of tax	2,500	—	19	—	—	19
Foreign currency translation	—	—	—	(40)	—	(40)
Net income	—	—	—	—	273	273
Balance at September 30, 2023	3,811,649	$4	$23,216	$(91)	$12,660	$35,789

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,492	$2,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,217	487
Bad debt expense	373	279
Deferred income taxes	(506)	(80)
Change in fair value of interest rate swaps	(379)	—
Stock-based compensation expense	1,050	559
Measurement period adjustments	571	—
Amortization of debt issuance costs	8	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,669)	(61)
Decrease (increase) in other assets	(92)	(166)
Increase (decrease) in accounts payable	(49)	(2)
Increase (decrease) in accrued expenses	(491)	(409)
Increase (decrease) in deferred revenue	(235)	375
Net cash provided by operating activities	2,290	3,025

Cash flows from investing activities:
Capitalized software	(319)	—
Purchase of fixed assets	(26)	(52)
Purchase of acquired business, net of cash received	350	—
Net cash provided by (used in) investing activities	5	(52)

Cash flows from financing activities:
Exercise of stock options	19	91
Payment for stock repurchase and retirement	—	(5,000)
Payment of note payable	(22,000)	—
Proceeds from issuance of term loan	19,988	—
Payment for capitalized debt issuance costs	(88)	—
Net cash used in financing activities	(2,081)	(4,909)

Net change in cash and cash equivalents	214	(1,936)
Cash and cash equivalents – beginning	4,832	23,852
Currency translation adjustment	4	(104)
Cash and cash equivalents – ending	$5,050	$21,812

Supplemental disclosures:
Cash paid for income taxes	$993	$782
Cash paid for interest	$1,208	$—

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2023 and consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the three and nine-month periods ended September 30, 2023 and 2022 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2022 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 72,750 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2023, because their impact was anti-dilutive. There were 50,250 shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2022, because their impact was anti-dilutive.

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

The Company's contracts include either a subscription to its entire platform, certain modules within the platform or to its Press Release Optimizer Plan ("PRO"), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or our entire Communications platform, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. PRO subscription contracts contain two performance obligations of which the first is a series of distinct services that include, but are not limited to, developing specific media plans, and creating content to be distributed and the second performance obligation being access to the PRO platform along with distribution of press releases, ongoing support, and assessment of performance as a stand-ready obligation. Performance obligations of Compliance contracts include providing subscriptions to certain Compliance modules or other stand-ready obligations to deliver services and annual report printing and distribution.  Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of September 30, 2023 and December 31, 2022, was $5,164,000 and $5,405,000, respectively, and is expected to be recognized within one year. Revenue recognized for the nine months ended September 30, 2023 and 2022, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $3,659,000 and $2,763,000, respectively. Accounts receivable, net of allowance for doubtful accounts, related to contracts with customers was $4,271,000 and $2,978,000 as of September 30, 2023 and December 31, 2022, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of September 30, 2023 and December 31, 2022, the Company has capitalized $179,000 and $105,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

The roll forward of the allowance for doubtful accounts for the three and nine-months ended September 30, 2023, was as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Beginning balance	$956	$745
Bad debt expense	113	373
Write-offs	(51)	(100)
Ending Balance	$1,018	$1,018

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of each financial institution in which it holds deposits. As of September 30, 2023, the total amount exceeding such limit was $982,000. The Company also had cash-on-hand of $69,000 in Europe and $1,571,000 in Canada as of September 30, 2023.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and nine-month periods ended September 30, 2023 and 2022, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Capitalized software development costs	$152	$—	$319	$—
Amortization included in cost of revenues	16	17	44	48

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

As of September 30, 2023 and December 31, 2022, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

Advertising

The Company expenses advertising as incurred. During the three and nine-month periods ended September 30, 2023, advertising expense was $409,000 and $1,235,000, respectively. During the three and nine-month periods ended September 30, 2022, advertising expense was $95,000 and $304,000, respectively. Most of the increase is due to additional advertising expense resulting from Newswire, which was acquired in November 2022.

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

Note 3: Acquisition of iNewswire LLC

On November 1, 2022, the Company entered into a Membership Interest Purchase Agreement with Lead Capital, LLC, a Delaware limited liability company (“Seller”), whereby the Company purchased all the issued and outstanding membership interests of iNewswire.com LLC, a Delaware limited liability company (“Newswire”).  Newswire is a leading media and marketing communications technology company that provides press release distribution, media databases, media monitoring, and newsrooms through its PRO offering, formally Media Advantage Platform.

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

The Secured Note was due and payable on November 8, 2023, with an annual interest rate of 6%. The Secured Note allowed for prepayment, however, the 6% interest payment was guaranteed through the Maturity Date even if prepayments were made. On March 20, 2023, the Company paid $370,000 to pay the Secured Note in full, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due.  The $370,000 payment is recorded in Other income, net on the Consolidated statements of operations for the nine month-period ended September 30, 2023. As a result, there is no longer any obligation to the Seller as of September 30, 2023.

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

During the three-month period ended September 30, 2023, the Company obtained the necessary information to determine contract assets and deferred revenue acquired and as such, completed its allocation of the fair value of the assets and liabilities acquired. The measurement period adjustments below did not have a material impact to the Company’s Consolidated statement of operations from November 1, 2022, to September 30, 2023. A summary of the fair value consideration transferred for the Acquisition and the allocation to the fair value of the assets and liabilities of Newswire are as follows (in 000's):

Consideration transferred:
Cash payment	$18,000
Secured promissory note	22,000
Shares of Issuer Direct common stock based on closing market price prior to the Acquisition	3,892
Net working capital adjustment and other costs paid on behalf of Seller, net of cash	(350)
Total consideration transferred	$43,542

	As Originally Reported	Measurement Period Adjustment	As Adjusted
Final allocation of tangible and intangible assets and liabilities:
Goodwill	$16,122	$(571)	$15,551
Trademarks/Tradenames	27,500	—	27,500
Technology	2,520	—	2,520
Customer relationships	580	—	580
Net liabilities assumed	(3,180)	571	(2,609)

Total amount allocated	$43,542	$—	$43,542

Net liabilities assumed:
Cash	$37	$—	$37
Accounts Receivable	90	253	343
Other Current Assets	14	—	14
Accounts Payable	(645)	—	(645)
Accrued Expenses	(226)	—	(226)
Deferred Revenue	(1,775)	318	(1,457)
Deferred tax liability	(675)	—	(675)
	$(3,180)	$571	$(2,609)

Supplemental pro forma information

The following unaudited supplemental pro forma information summarizes the Company’s results of operations for the current reporting period, as if the Company completed the acquisition as of the beginning of the annual reporting period.

Supplemental pro forma information is as follows:

in $000’s, except per share amounts
	Three months ended September 30, 2022	Nine months ended September 30, 2022
Revenues	$7,890	$25,533
Net income	41	1,143
Basic earnings per share	0.01	0.29
Diluted earnings per share	0.01	0.29

                The unaudited pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the periods presented and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition.  In addition, the unaudited pro forma combined financial information is not intended to project the future financial position or results of operations of the combined company.

                The unaudited pro forma financial information was prepared using the acquisition method of accounting for the acquisition under existing US GAAP.  Issuer Direct has been treated as the acquirer.

Note 4: Equity

Dividends

                The Company did not pay any dividends during the three and nine-month periods ended September 30, 2023 and 2022.

Preferred stock and common stock

                There were no issuances of preferred stock or common stock during the three and nine-month periods ended September 30, 2023 and 2022, other than stock awarded to employees and the Board of Directors.

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
No shares repurchased between September 2022 and September 2023

Total	207,964	$24.04	207,964	$—

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan, as amended (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of September 30, 2023, there were 45,995 shares which remained to be granted under the 2014 Plan. These shares were assumed by the 2023 Plan described below.

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”).  Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of September 30, 2023, there are 331,663 shares which remain to be granted under the 2023 Plan, including 45,995 shares assumed under the 2014 Plan described above.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2023:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 8.00	5,000	2.14	$6.80	5,000
$8.01 - 11.00	3,000	4.25	$10.25	3,000
$11.01 - 16.00	18,000	4.78	$13.12	18,000
$16.01 - 27.00	68,000	8.31	$25.42	15,500
$27.01 - 27.71	12,750	8.30	$27.71	—
Total	106,750	7.31	$22.32	41,500

As of September 30, 2023, the Company had unrecognized stock compensation related to the options of $619,000, which will be recognized through 2027.

During the nine-months ended September 30, 2023, the Company granted 74,832 shares of restricted stock units to employees and the Board of Directors, which vest at various intervals over the next 3 years.  No restricted stock units were granted during the three months ended September 30, 2023. The average grant date fair value of these grants was $26.08 per share during the nine-month period ended September 30, 2023. During the nine months ended September 30, 2022, the Company granted 32,240 restricted stock units, with an average grant date fair value of $26.35 per share.  No restricted stock units were granted during the three months ended September 30, 2022.  During the nine-month period ended September 30, 2023, 18,129 restricted stock units with an average intrinsic value of $25.85 per share, vested. No restricted stock units vested during the three-month period ended September 30, 2023. As of September 30, 2023, there was $1,821,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2026.

Note 5: Income Taxes

The Company recognized an income tax expense of $187,000 and $621,000 for the three and nine-month periods ended September 30, 2023, compared to income tax expense of $180,000 and $681,000 during the same periods of 2022. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2023 and 2022, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax and additional expense related to Global Intangible Low-Taxed Income inclusion.

Note 6: Leases

Leasing activity generally consists of office leases. In March 2019, a new lease was signed to move the corporate headquarters to Raleigh, North Carolina. The new lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of September 30, 2023. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $1,469,000 as of September 30, 2023. The current portion of this liability of $376,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,093,000 is included in Lease liabilities on the Consolidated balance sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Lease expense
Operating lease expense	$76	$89	$228	$268
Variable lease expense	19	4	40	31
Total lease expense	$95	$93	$268	$299

The weighted-average remaining non-cancelable lease term for our operating leases was 4.25 years as of September 30, 2023. As of September 30, 2023, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on September 30, 2023, are as follows (in 000’s):

Year Ended December 31:
2023	$94
2024	379
2025	390
2026	401
2027	412
Total lease payments	1,676
Present value adjustment	(207)
Lease liability	$1,469

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

Note 7: Revenue

The Company considers itself to be a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended September 30,
Revenue Streams	2023		2022
Communications	$6,078	80.3%	$3,487	66.0%
Compliance	1,491	19.7%	1,793	34.0%
Total	$7,569	100.0%	$5,280	100.0%

	Nine months ended September 30,
Revenue Streams	2023		2022
Communications	$18,580	71.9%	$10,561	64.5%
Compliance	7,259	28.1%	5,814	35.5%
Total	$25,839	100.0%	$16,375	100.0%

The Company did not have any customers during the three and nine-month periods ended September 30, 2023 or 2022 that accounted for more than 10% of our revenue.

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

The proceeds of the Term Loan along with certain cash on hand of the Company were used to repay in its entirety the one-year Secured Promissory Note (the “Secured Note”) issued to Lead Capital, LLC in connection with the Company’s November 1, 2022 acquisition of iNewswire.com LLC for a lump sum payment of $22,880,000. In order to settle the Secured Note on March 20, 2023, the Company paid $370,000 to the Seller, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other income, net on the Consolidated statements of operations. As a result, there is no longer any obligation to the Seller as of September 30, 2023.

The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Pinnacle’s commitment to fund under the Revolving LOC terminates on September 1, 2024, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of September 30, 2023, there was no outstanding balance under the Revolving LOC and the interest rate was 7.37%.

The Credit Agreement contains the following financial covenants, which commenced with fiscal quarter ended June 30, 2023: a fixed charge coverage ratio of no less than 1.20:1.00 and a leverage ratio requiring that, for each fiscal quarter of the Company ending after June 30, 2023 through September 30, 2023, the leverage ratio shall not exceed 2.75:1.00 and for each fiscal quarter of the Company ending after December 31, 2023, the leverage ratio shall not exceed 2.50:1.00. All covenants were successfully achieved during the three month-period ended September 30, 2023.

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

Note 9: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company has $20,000,000 of notional amount interest rate swap agreement, which amortizes in-line with its long-term credit agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. At September 30, 2023, the weighted average rate was 7.67%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of September 30, 2023 was a net asset of $379,000 and is included in Other long-term assets, in the Consolidated balance sheets. The fair value of the interest rate swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. As a result of the interest rate swap, we have also recognized a net unrealized gain of $165,000 and $379,000, which is included in Other income, net in the Consolidated statements of operations during the three and nine-month periods ended September 30, 2023, respectively.

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

In the future, we expect the Communications portion of our business to continue to increase, both in terms of overall revenue and as compared to the Compliance portion of our business as it has done in the past. Therefore, we plan to continue to invest in offerings we intend to incorporate into and complement our Communications product lineup.  Within most of our target markets, customers require several individual services and/or software providers to meet their communications and investor relations needs. We believe our platform can address all these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

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

We believe this transaction strengthens our entire communications portfolio and combined with our ACCESSWIRE business, grows our press release distribution business to now be one of North America’s largest press release distribution platforms. The acquisition almost doubles our press release customer base and combines what we believe are qualified people and strong distribution, technology and brands. Newswire customers will benefit from the global footprint ACCESSWIRE has built over the last eight years, whereas Issuer Direct’s customers will have access to Newswire’s media database platform, pitching and monitoring capabilities, as well as its PRO offering. Lastly, we believe the acquisition will also result in meaningful operational synergies in the combined company.

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

Results of Operations

Comparison of results of operations for the three and nine-months ended September 30, 2023 and 2022 (in 000’s):

	Three Months Ended September 30,		Percentage of Revenue(1)
	2023	2022	2023	2022
Revenue:
Communications revenue	$6,078	$3,487	80%	66%
Compliance revenue	1,491	1,793	20%	34%
Total revenue	7,569	5,280	100%	100%
Cost of revenue:
Communications cost of revenue	1,497	807	25%	23%
Compliance cost of revenue	300	405	20%	23%
Total cost of revenue	1,797	1,212	24%	23%
Gross Margin:
Communications gross margin	4,581	2,680	75%	77%
Compliance gross margin	1,191	1,388	80%	77%
Total gross margin	5,772	4,068	76%	77%
Operating Expenses:
General and administrative	2,033	1,657	27%	31%
Sales and marketing	1,838	1,231	24%	23%
Product development	581	245	8%	5%
Depreciation and amortization	727	146	10%	3%
Total expenses	5,179	3,279	68%	62%
Operating income	593	789	8%	15%
Interest (expense) income, net	(298)	77	(4)%	1%
Other income	165	—	2%	0%
Income before income taxes	460	866	6%	16%
Income tax provision	187	180	2%	3%
Net income	$273	$686	4%	13%

	Nine Months Ended September 30,		Percentage of Revenue(1)
	2023	2022	2023	2022
Revenue:
Communications revenue	$18,580	$10,561	72%	65%
Compliance revenue	7,259	5,814	28%	35%
Total revenue	25,839	16,375	100%	100%
Cost of revenue:
Communications cost of revenue	4,315	2,315	23%	22%
Compliance cost of revenue	1,647	1,493	23%	26%
Total cost of revenue	5,962	3,808	23%	23%
Gross Margin:
Communications gross margin	14,265	8,246	77%	78%
Compliance gross margin	5,612	4,321	77%	74%
Total gross margin	19,877	12,567	77%	77%
Operating Expenses:
General and administrative	6,639	4,903	26%	30%
Sales and marketing	6,258	3,866	24%	24%
Product development	1,887	734	7%	4%
Depreciation and amortization	2,172	439	8%	3%
Total expenses	16,956	9,942	66%	61%
Operating income	2,921	2,625	11%	16%
Interest (expense) income, net	(817)	99	(3)%	1%
Other expense, net	9	—	—%	—%
Income before income taxes	2,113	2,724	8%	17%
Income tax provision	621	681	2%	4%
Net income	$1,492	$2,043	6%	12%

(1)

Percentage of revenue is calculated as the relevant revenue, expense, income amount divided by total revenue, except for communications and compliance cost of revenue and communications and compliance gross margin, which are divided by the related component of revenue.

Revenues

Total revenue increased $2,289,000, or 43%, to $7,569,000 during the three months ended September 30, 2023, as compared to $5,280,000 for the same period of 2022. Total revenue increased by $9,464,000 or 58%, to $25,839,000 during the nine months ended September 30, 2023, as compared to $16,375,000 during the same period of 2022. The increases in both periods are primarily attributable to the acquisition of Newswire on November 1, 2022. An increase in revenue from our Compliance revenue stream also contributed to the increase in revenue for the nine months ended September 30, 2023.

Communications revenue increased $2,591,000, or 74% and $8,019,000, or 76%, to $6,078,000 and $18,580,000 for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. The increase in revenue is primarily related to the acquisition of Newswire, which is all included in Communications revenue. For the three and nine months ended September 30, 2023, we also generated increased revenue from our ACCESSWIRE business, which increased 9% and 10%, respectively, compared to the same periods of the prior year. These increases were partially offset by a decrease in revenue from our events and webcasting business, primarily due to less virtual events and annual meetings during the three and nine months ended September 30, 2023, as compared to the prior year. Communications revenue represented 80% and 72% of total revenue during the three and nine months ended September 30, 2023, respectively, as compared to 66% and 65% for the same periods of 2022.

Compliance revenue decreased $302,000, or 17%, and increased $1,445,000, or 25%, during the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. The decrease during the three months ended September 30, 2023, is primarily attributed to a decrease in revenue from our transfer agent and print and proxy fulfillment services due to a decrease in corporate activity and projects during the quarter. The increase for the nine months ended September 30, 2023, was primarily related to an increase in revenue from our print and proxy fulfillment services due to a few significant transactions which occurred during the first half of the year, as well as, an increase in revenue from our transfer agent services due to an increase in corporate actions and directives during the first half of 2023.

Revenue Backlog

As of September 30, 2023, our deferred revenue balance was $5,164,000, which we expect to recognize over the next twelve months, compared to $5,405,000 as of December 31, 2022. Deferred revenue primarily consists of advance billings for packages of our news distribution product as well as advance billings for subscriptions of our cloud-based products and annual service contracts.

Cost of Revenues

Communications cost of revenues consist primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Compliance cost of revenues consist primarily of direct labor costs, warehousing, logistics, print production materials and postage. Cost of revenues increased $585,000, or 48%, and $2,154,000, or 57%, during the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. Overall gross margin increased $1,704,000, or 42% and $7,310,000, or 58%, during the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. As a result, overall gross margin percentage decreased to 76% for the three months ended September 30, 2023, as compared to 77% during the same period of 2022, however, overall gross margin remained flat during the nine months ended September 30, 2023, as compared to the same period of 2022.

Cost of revenues associated with our Communications revenue increased $690,000, or 86% and $2,000,000, also 86%, during the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. These increases are primarily due to an increase in costs associated with operations of Newswire as well as an increase in distribution costs associated with ACCESSWIRE as we continue to expand our distribution. Gross margin percentage associated with our Communications revenue was 75% and 77% for the three and nine-months ended September 30, 2023, respectively, as compared to 77% and 78% during the same periods of 2022.

Cost of revenues associated with our Compliance revenue decreased $105,000, or 26% and increased $154,000, or 10%, during the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022.  The change in cost of revenues is primarily the result of timing of print and proxy fulfillment projects during the respective periods. Gross margin percentage associated with our Compliance revenue increased to 80% and 77% for the three and nine-months ended September 30, 2023, respectively, as compared to 77% and 74% for the same periods of 2022.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses were $2,033,000 during the three months ended September 30, 2023, an increase of $376,000, or 23%, as compared to the same period of 2022. General and administrative expenses were $6,639,000 for the nine months ended September 30, 2023, an increase of $1,736,000, or 35%, as compared to the same periods of 2022. The increase is primarily driven by additional expenses associated with costs to operate Newswire, employee-related costs and stock compensation expense. For the nine months ended September 30, 2023, the increase is also related to one-time transactions costs, partially offset by a reduction in executive recruiting fees.

As a percentage of revenue, general and administrative expenses were 27% and 26% for the three and nine-months ended September 30, 2023, respectively, as compared to 31% and 30% for the same periods of 2022.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $1,838,000 for the three months ended September 30, 2023, an increase of $607,000, or 49%, as compared to the same period of 2022. Sales and marketing expenses were $6,258,000 for the nine months ended September 30, 2023, an increase of $2,392,000, or 62%, as compared to the same period of 2022. These increases are primarily due to the addition of the Newswire sales team.

As a percentage of revenue, sales and marketing expenses were 24% for the three and nine months ended September 30, 2023, as compared to 23% and 24% for the same periods of 2022.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses increased $336,000, or 137% and $1,153,000, or 157% to $581,000 and $1,887,000 during the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. These increases are directly attributed to additional costs associated with Newswire as well as hiring our new Chief Technology Officer. During the three and nine months ended September 30, 2023, we capitalized $152,000 and $319,000, respectively, of costs related to develop our new artificial intelligence and media database products.

As a percentage of revenue, product development expenses were 8% and 7% for the three and nine months ended September 30, 2023, respectively, as compared to 5% and 4% for the same periods of 2022.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $581,000, or 398%, and $1,733,000, or 395%, during the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. The increase is attributed to increased amortization associated with intangible assets acquired in the Newswire acquisition.

Interest (expense) income, net

We recognized interest expense of $368,000 and $1,080,000 for the three and nine months ended September 30, 2023. Interest expense primarily represents interest attributed to our new, long-term credit agreement as well as interest on our settled $22,000,000 note payable associated with the acquisition of Newswire. There was no interest expense during the three and nine months ended September 30, 2022. Interest expense is partially offset by interest income of $70,000 and $263,000 for the three and nine months ended September 30, 2023, respectively, from deposit and money market accounts and interest income from our interest rate swap agreement. During the three and nine months ended September 30, 2022, interest income amounted to $77,000 and $99,000, respectively.

Other income, net

During the three months ended September 30, 2023, other income represents the change in fair value of our interest rate swap agreement. During the nine months ended September 30, 2023, other income, net represents the change in fair value of our interest rate swap agreement, partially offset by $370,000 paid to extinguish the Seller Note associated with the Newswire transaction. There was no other income, net during the three and nine months ended September 30, 2022.

Income Taxes

We recognized income tax expense of $187,000 and $621,000 for the three and nine months ended September 30, 2023, compared to $180,000 and $681,000 during the same periods of 2022, respectively. For the three and nine-month periods ended September 30, 2023 and 2022, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax and additional expense related to Global Intangible Low-Taxed Income inclusion.

Liquidity and Capital Resources

As of September 30, 2023, we had $5,050,000 in cash and cash equivalents and $4,271,000 in net accounts receivable. Current liabilities as of September 30, 2023, totaled $11,658,000 including our, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of long-term debt, current portion of lease liabilities and other accrued expenses. On September 30, 2023, our current liabilities exceeded our current assets by $866,000.

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

The proceeds of the Term Loan along with certain cash on hand of the Company were used to repay in its entirety the one-year Secured Promissory Note (the “Newswire Note”) issued to Lead Capital, LLC in connection with the Company’s November 1, 2022 acquisition of iNewswire.com LLC for a lump sum payment of $22,880,000. In order to settle the Secured Note on March 20, 2023, the Company paid $370,000 to the Seller, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other income, net on the Consolidated statements of operations. As a result, there is no longer any obligation to the Seller as of September 30, 2023.

The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Pinnacle’s commitment to fund under the Revolving LOC terminates on September 1, 2024, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of September 30, 2023, there was no outstanding balance under the Revolving LOC and the interest rate was 7.37%.

The Credit Agreement contains the following financial covenants, which commence with fiscal quarter ended June 30, 2023: a fixed charge coverage ratio of no less than 1.20:1.00 and a leverage ratio requiring that, for each fiscal quarter of the Company ending on September 30, 2023, the leverage ratio shall not exceed 2.75:1.00 and for each fiscal quarter of the Company ending after December 31, 2023, the leverage ratio shall not exceed 2.50:1.00. All covenants were successfully achieved during the three month-period ended September 30, 2023.

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

For the three and nine months ended September 30, 2023 and 2022, free cash flow and adjusted free cash flow were as follows:

	Three Months Ended September 30,
	2023	2022

Net cash provided by operating activities (US GAAP)	$287	$1,381
Payments for purchase of fixed assets and capitalized software	(177)	(14)
Free cash flow (Non-GAAP)	110	1,367
Cash paid for acquisition and/or integration related items (1)	17	74
Adjusted free cash flow (Non-GAAP)	$127	$1,441

	Nine Months Ended September 30,
	2023	2022

Net cash provided by operating activities (US GAAP)	$2,290	$3,025
Payments for purchase of fixed assets and capitalized software	(345)	(52)
Free cash flow (Non-GAAP)	1,945	2,973
Cash paid for acquisition and/or integration related items (1)	298	90
Cash paid for other unusual items (2)	395	60
Adjusted free cash flow (Non-GAAP)	$2,638	$3,123

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses, paid during the periods.
(2)

For the nine months ended September 30, 2023, this adjustment gives effect to a one-time payment of approximately $370,000 related to the early termination of the note payable associated with the Newswire acquisition. For the nine months ended September 30, 2022, this adjustment gives effect to payment of a one-time executive recruiting fee payment of $60,000.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures and should not be considered as a substitute for analysis of our results as reported under US GAAP.  These measures are defined differently by different companies, and accordingly, such measures may not be comparable to similarly titled measures of other companies and have important limitations as an analytical tool.

A reconciliation of net income to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, is presented in the following table (in 000’s):

	Three Months Ended September 30,
	2023	2022
	Amount	Amount

Net income:	$273	$686
Adjustments:
Depreciation and amortization	745	163
Interest expense (income), net	298	(77)
Income tax expense	187	180
EBITDA	1,503	952
Acquisition and/or integration costs(1)	59	74
Other non-recurring expenses(2)	(165)	—
Stock-based compensation expense(3)	359	187
Adjusted EBITDA:	$1,756	$1,213

	Nine Months Ended September 30,
	2023	2022
	Amount	Amount

Net income:	$1,492	$2,043
Adjustments:
Depreciation and amortization	2,217	487
Interest expense (income), net	817	(99)
Income tax expense	621	681
EBITDA	5,147	3,112
Acquisition and/or integration costs(1)	430	90
Other non-recurring expenses(2)	36	90
Stock-based compensation expense(3)	1,050	559
Adjusted EBITDA:	$6,663	$3,851

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses, incurred during the periods.
(2)

For the three months ended September 30, 2023, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $165,000. For the nine months ended September 30, 2023, this adjustment gives effect to a $370,000 payment related to early extinguishment of our Seller Note and one-time non-recurring expenses of $45,000, partially offset by a gain recorded on the change in fair value of our interest rate swap of $379,000. For the nine months ended September 30, 2022, this adjustment gives effect to a one-time executive recruiting fee of $90,000.

(3)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the three and nine months ended September 30, 2023 and 2022 is presented in the following table (in 000’s):

	Three Months Ended September 30,
	2023		2022
	Amount	Per diluted share	Amount	Per diluted share

Net income:	$273	$0.07	$686	$0.19
Adjustments:
Amortization of intangible assets(1)	686	0.18	108	0.03
Stock-based compensation expense(2)	359	0.09	187	0.05
Other unusual items(3)	(106)	(0.02)	74	0.02
Tax impact of adjustments(4)	(197)	(0.05)	(77)	(0.02)
Non-GAAP net income:	$1,015	$0.27	$978	$0.27
Weighted average number of common shares outstanding – diluted	3,823		3,636

	Nine Months Ended September 30,
	2023		2022
	Amount	Per diluted share	Amount	Per diluted share

Net income:	$1,492	$0.39	$2,043	$0.55
Adjustments:
Amortization of intangible assets(1)	2,056	0.54	324	0.09
Stock-based compensation expense(2)	1,050	0.28	559	0.15
Other unusual items(3)	466	0.12	180	0.04
Tax impact of adjustments(4)	(750)	(0.20)	(223)	(0.06)
Non-GAAP net income:	$4,314	$1.13	$2,883	$0.77
Weighted average number of common shares outstanding – diluted	3,814		3,738

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

(3)

For the three months ended September 30, 2023, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $165,000, partially offset by one-time corporate projects, including acquisition and/or integration related expenses incurred during the period of $59,000. For the nine months ended September 30, 2023, this adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses incurred during the period of $430,000 and a $370,000 payment related to early extinguishment of our Seller Note and $45,000 of one-time, non-recurring expenses, partially offset by a gain recorded on the change in fair value of our interest rate swap of $379,000. For the nine months ended September 30, 2022, this adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses incurred during the period of $90,000 and a one-time executive recruiting fee of $90,000.

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

Market factors like the current military conflicts in Ukraine and Israel, instability in global energy markets, global inflation and the increase of interest rates have contributed to significant global economic uncertainty, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic outlook, the demand for our platforms and services continues to be stable in a majority of the markets we serve. The success of our Communications offering has been led by our ACCESSWIRE branded newswire, which is now complemented by the Newswire business, and we believe we will continue to see stable to increased demand for our combined newswire business throughout 2023 and beyond.

We believe the transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during the remainder of the year into 2024:

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

Date: November 9, 2023

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Timothy Pitoniak
Timothy Pitoniak
Chief Financial Officer

