Form 10-K
period 2023-12-31
ISSUER DIRECT CORP
filed 2024-03-07
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________to ___________

_____________________

ISSUER DIRECT CORPORATION
(Name of small business issuer in its charter)

_____________________

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

One Glenwood Avenue, Suite 1001, Raleigh, NC 27603

(Address of Principal Executive Office) (Zip Code)

(919) 481-4000

(Registrant’s telephone number, including area code)

_____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ISDR	NYSE American.

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

_____________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's second fiscal quarter, was approximately $71,573,914 based on the closing price reported on the NYSE American as of such date.

As of March 7, 2024, the number of outstanding shares of the registrant's common stock was 3,815,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

We believe Newswire strengthens our entire communications portfolio and combined with our ACCESSWIRE business, grows our press release distribution business to now be one of North America’s largest press release distribution platforms. Newswire customers also benefit from the global footprint ACCESSWIRE has built over the last nine years, whereas Issuer Direct’s customers will have access to Newswire’s media database platform, pitching and monitoring capabilities, as well as its PRO offering.

Through the PRO offering, we provide content and media communications services that provide customers the opportunity to optimize their content and increase their media visibility, therefore building their brand awareness and engaging a larger audience. With the flexibility of these offerings, customers have the ability to choose between support with content optimization, increased media visibility, or both for optimal results. We believe the PRO product offering provides the most effective and efficient integrated media and content communication program available in the market today.

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

Media Suite

As part of the iNewswire acquisition, we acquired certain assets that with further development resulted in our ability to release a subscription add-on to our Newswire and ACCESSWIRE brands, which we call Media Suite. Media Suite includes three new products: Media Database, Media Pitching, and Media Monitoring, all of which are further described below.

The Media Suite offering provides communication professionals with the opportunity to build their story, incorporate artificial intelligence (AI) if desired, effectively pitch the media, and monitor their internal brand as well as their competitors. This is all accomplished with a blend of human curation and an advanced AI engine that ultimately serves as the foundation of an easy-to-use workflow we branded as our Media Suite. Media Suite is a recurring subscription product, with three subscription options available: Media Suite Starter, Media Suite Plus, and Media Suite Enterprise, each providing different combinations of our solutions to help our customers reach their goals.

Media Database – Our media database is based on the idea that pitching the media should be a targeted endeavor. Our dataset includes only the journalists that are actively writing and publishing articles. We built this component in reverse, looking at the tens of millions of articles published annually and sorted articles by industry, publication and journalist, then human curated the most accurate data of each contact and made them available within our media database. Additionally, within the interface we made it easy to see each article published by every journalist a user may want to connect with, making Media Suite a compelling combination of the right features and intelligence between database, pitching, and monitoring.

Media Pitching – Pitching is a critical part of the Media Suite because it allows the user to contact and connect the most active journalists in their industry. Media Suite not only gives you the professionals to pitch, it also offers AIMee, our AI writing and recommendation engine, to enhance your message, write a new message and highlight engageable content to help bring your pitch to the forefront.

Media Monitoring – a brand Monitoring solution is extremely important, and every company should consider monitoring not only their brands, but their products, executives and competitors mentioned in all mediums – print, broadcast media and television, web, radio, video, blogs and social media. Our monitoring solution offers many of these mediums and we will continue to undergo expansion in each of these mediums with a goal of being a comprehensive media monitoring solution by the end of 2024. Our media monitoring solution ties together our journalist contacts and mention analytics into and with a customer’s dashboard of daily activity.

Media Room

A natural addition to our ACCESSWIRE and investor relations website business is our corporate Media Room. This product offering can be an add-on to any customer’s ACCESSWIRE or Communications subscription account. The Media Room suite includes a custom newsroom page builder, a brand asset manager and contact manager.

Our Media Room suite addresses the needs of our customers looking to build connections with media, journalists, customers and if applicable the investment community. According to a survey from TekGroup, a majority of journalists and media professionals indicated the importance of newsrooms that include digital media, press kits and video. We believe our Media Room suite accomplishes this by making it a part of our new Media Suite, giving us a further competitive advantage in the market. This also allows our customers to have one media platform to manage all their assets, brands and outreach.

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

Our Webcasting Platform is a cloud-based webcast, webinar and virtual meeting platform that delivers live and on-demand streaming of events to audiences of all sizes. Our solution allows customers to create, produce and deliver events, which we feel has significantly strengthened our webcasting product and Communications offering. The platform architecture gives us the ability to host thousands of webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include any type of virtual event. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers.

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

During 2023 we released significant upgrades to our investor relations website, that included ADA Compliance (Americans with Disabilities Act) which ensures that people with disabilities have the same access to all areas of a business's premises. Specifically, this module addresses electronic information and technology, such as our customers’ websites. This add-on requires a recurring annual subscription and is delivered fully integrated into and with our investor relations website offering.

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

Whistleblower Hotline

Our whistleblower hotline is an add-on product within our platform. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance whistleblower policy. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we are introduced to new IPO customers and other larger cap customers listed on the NYSE. Since 2014, we have been a named NYSE subsidy provider of this Whistleblower solution. In 2020, NYSE renewed and extended the initial subsidy term to four years from two years, whereby the first two years are provided under subsidy and the added two years are at our standard subscription rates. Recently, we have been working on upgrading the incident response and management component of the workflow, which is expected to be deployed this year.

Stock Transfer Module

A valued subscription module in our Compliance offering is the ability for our customers to gain access to real-time information about their shareholders, stock ledgers and reports and to issue new shares from our cloud-based stock transfer module. Managing the capitalization table of a public company or pre-IPO company is a cornerstone of corporate governance and transparency, and as such companies and community banks have chosen us to assist with their stock transfer needs, including bond offerings and dividend management. This is an industry which has experienced declining overall revenues as it was affected by the replacement of paper certificates with digital certificates. However, we have been focused on selling subscriptions of the stock transfer component of our platform, allowing customers to gain access to our cloud-based system in order to move shares or query shareholders, which we believe has resulted in a more efficient process for both our customers and us.

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

New Offerings

During 2024 and going forward, we plan to continue to innovate, improve and build new applications into and with our platform, with the objective of developing integrated application solutions that are typically not offered by our competitors. As a company focused on technology offerings, we understand the importance of advancements and fully appreciate the risks and consequences of losing our market position if our product offerings become obsolete.

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

Our acquisition of Newswire provides us the opportunity to offer PRO and our media database platform to existing ACCESSWIRE customers. PRO is a media and marketing communications utility that converts customers’ owned media into earned media opportunities to accelerate business growth. PRO provides integrated media and marketing communications programs aimed to increase site traffic, qualified leads and lowering cost of acquisition for new accounts. The media database platform offers customers access to over a million journalists, broadcasters, and other publishers to target and compose their customized campaign to disseminate to a specific audience. The database also allows customers access to recently published articles by the media contacts to find relevant points to include their messages.

Acquisition Strategy

We will continue to evaluate complimentary verticals and businesses that we can integrate into our communications platform. While we typically focus on accretive acquisition opportunities, we will also evaluate technology acquisitions that we believe would be strategic to our overall long-term business. Specifically, we will look for communications products and businesses that have recurring revenues, customers and technologies that will further enhance our overall market position.

Sales and Marketing

During 2023, we continued to strengthen our brands in the market by working aggressively to expand our customer footprint and continue to cross sell to increase average revenue per customer. Since our platform, systems and operations are built to handle growth, we can leverage them to produce consistently high margins and increased cash flows without a proportional increase in our capital or operating expenses.

Our sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2023 with a multi-tier organization of sales personnel, consisting of Business Development Managers, Customer Service Managers and strategic agency and reseller executives. We believe this approach is the most efficient and effective way to reach new customers and grow our current install base. The total compensation packages for these teams are heavily weighted with commission compensation to incent sales and retention. All members of the sales team have quotas. As of December 31, 2023, we employed 35 full-time equivalent sales and marketing personnel compared to 40 as of December 31, 2022.

Our marketing organization has been focused on both new customer acquisition as well as campaigns to educate current customers on the advantages of using our platform. Additionally, our marketing team has expanded their focus on investor conferences, strategic partnerships and private company marketing activities in order to continue to scale our business long term.

Industry Overview

According to a 2022 Burton-Taylor Media Intelligence report, the global communications technology market is more than $5.5 billion in annual revenue. This total includes spending on social media solutions, media monitoring, press release targeting and distribution, and investor relations platforms globally. A key driver of growth in our industry is the introduction of new innovative technologies and solutions. We believe that in early 2024 we will have released fully our new Media Suite subscriber offering, which adds new products in our offering, media monitoring, media database, and pitching. We believe our expanded technology and solutions will help us gain market share within the industry as well as further expand our news distributions brands.

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

We believe we are positioned to be one of the communications platforms of choice as a cost-effective alternative to both small regional providers and global providers. We also believe we benefit from our location in Raleigh, North Carolina, as we can hire and retain customer service or production personnel in the area at a reasonable cost. However, there are positions where we have strong competition in hiring, such as research and development and qualified sales individuals with communications industry experience.

Customers

Our customers include a wide variety of public and private companies, mutual funds, law firms, brokerage firms, investment banks, individuals, and other institutions. For the year ended December 31, 2023, we worked with 11,924 customers, compared to 8,218 for the year ended December 31, 2022. The increase in customers is primarily related to an increase in Newswire customers as the 2022 amount only included November and December compared to a full year for 2023. We did not have any customers during the year ended December 31, 2023 that accounted for more than 10% of our revenue or more than 10% of our year end accounts receivable balance as of December 31, 2023.

Human Capital and Culture

As of December 31, 2023, we employed 136 employees and independent contractors, none of which are represented by a union. Our employees work in our corporate offices in North Carolina or their home offices throughout the world.

We recognize and value our people as our most important asset in achieving our strategic goals and growing an industry leading communications and compliance company. We are continually working on a human resources strategy that helps drive the right culture, leadership, talent management, performance, reward and recognition, personal development, and ways of working to ensure we achieve our strategic goals while our people benefit from an exceptional experience. Our efforts in creating a working environment that draws out the best in our employees and allows them to fulfil their potential and support our goals focus on the following::

●	Attract, identify, develop and retain high-performing employees across all areas.
●	Develop and support the growth of management and leadership.
●	Enable the development of a high-performance culture in which staff performance can be supported, rewarded, enhanced and managed effectively.
●	Foster a values-based culture focused on diversity, equity, inclusion, well-being, and positive staff engagement.
●	Develop a total reward approach which is valued by staff and facilitates company objectives.
●	Provide excellent core human resources, professional development and health and safety services across all departments to enable the effective operation of the Company.

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

All of our human resource initiatives are supported by key performance indicators to monitor their effectiveness and gain insight into gaps that can be addressed quickly and ensure our overall human resource strategy is adapted as required and maintained to a high degree.

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

Insurance

We maintain a general business liability, cyber-security and an errors and omissions policies specific to our industry and operations. We believe that our insurance policies provide adequate coverage for all reasonable risks associated with operating our business. Additionally, we maintain a Directors and Officers insurance policy, which is standard for our industry and size. We also maintain key person life insurance on our C level executives, and one other key individual.

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

With respect to our Communications revenue stream, we have experienced an annual revenue growth rate ranging from 13% to 55% between 2016 and 2023. Throughout these years, most of the growth has been due to the success of our ACCESSWIRE newswire brand.  In 2023 and 2022, we also had additional growth from our acquisition of Newswire. In 2020, much of the growth came from demand for our events products that were upgraded to handle virtual needs in the industry as a result of the COVID-19 pandemic. Additionally, acquisitions of VWP in January 2019 and FSCwire in July 2018 have contributed to the growth. Our historical revenue growth rate of the Communications revenue stream is not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability and our stock price may be negatively impacted.

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

Since 2013, we have experienced overall growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our executive management team and employees and on our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 24 employees and contractors as of December 31, 2012 to 136 (including 32 independent contractors) as of December 31, 2023. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

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

Risks Related to Our Credit Agreement

Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our assets. Additionally, all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement. As such, our creditor may enforce its security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

In connection with the Credit Agreement, we agreed to comply with certain affirmative and negative covenants and agreed to meet certain financial covenants. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Loan Parties and their subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, transactions with affiliates, and dividends and other distributions. In addition, the Credit Agreement contains financial covenants, tested quarterly, that require a Fixed Charge Ratio (as defined in the Credit Agreement) of no less than 1:20:1.00 measured on a trailing twelve-month basis and a Leverage Ratio (as defined in the Credit Agreement) no greater than 2.5:1.0 measured on a trailing twelve-month basis.

Events of default under the Credit Agreement include, but are not limited to the following: our failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements in any representation or warranty of any of the Loan Parties; failure by the Company or any of its subsidiaries to comply with their covenants under the Credit Agreement and other related agreements, subject in certain cases to rights to cure; certain defaults under other indebtedness of the Loan Parties; insolvency or bankruptcy-related events with respect to Issuer Direct or any of its subsidiaries; if the Credit Agreement or certain related agreements or security interests created by them cease to be in full force and effect; and the occurrence of a change in control, each as discussed in greater detail in the Credit Agreement, and subject to certain cure rights. If any event of default occurs and is continuing under the Credit Agreement, the lenders may terminate their commitments, and may require the Company and its subsidiaries to repay outstanding debt.

A breach of any of the covenants of the Credit Agreement or any future agreements, if uncured or unwaived, could lead to an event of default under any such document, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their security interests over substantially all of our assets. This would likely in turn trigger cross-acceleration or cross-default rights in other documents governing our indebtedness. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we may not be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity and/or cause our lenders to enforce their security interests which could ultimately result in the foreclosure of our assets, which would have a material adverse effect on our operations and the value of our securities.

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

Because we are a smaller reporting company, our independent registered public accounting firm was not required to and did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2023.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We have implemented processes for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into the Company’s overall risk management systems and processes. The Company regularly assesses the threat landscape and takes a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection, and containment. The Company has other policies and procedures which directly or indirectly relate to cybersecurity, including those related to remote access monitoring, encryption standards, antivirus protection, multifactor authentication, confidential information, and the use of the internet, social media, email, and wireless devices.

Our information technology security professionals who work closely with our Chief Technology Officer (“CTO”) who is responsible for the detection and initial assessment of cybersecurity threats and incidents (collectively, “cyber incidents”), whether internal or experienced by significant third-party service providers, using, among other means, third-party software. The team classifies detected cyber incidents based on potential impact to the functionality of the affected systems, possible or known information involved, and recoverability effort. The classification of a cyber incident is designed to allow rapid prioritization, response, and escalation. The CTO and Chief Executive Officer (“CEO”) are alerted as to any detected cyber incident that is potentially significant. Incidents are documented for regular internal reporting processes including notations and considerations of related attacks.

The CTO and CEO are required to engage the cybersecurity incident review if a cyber incident has materially affected, or is reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition. The CTO and CEO are responsible for performing a materiality assessment, and overseeing the public disclosure of material cybersecurity matters, as appropriate.

We deploy quarterly cybersecurity training for employees and consider this a critical step in safeguarding the Company’s data and assets. The training provides employees and contractors with a baseline understanding of cybersecurity fundamentals to prevent security breaches and safely identify potential threats. The training techniques to strengthen our defensive stance against the increasing number and sophistication of cyberattacks worldwide and includes interactive modules covering various areas, including insider attacks, phishing and email attacks, preventing malware attacks, data protection, data handling, passwords, cloud and internet security, and cybersecurity fundamentals for mobile devices.

Like other major corporations, we are the target of cyber-attacks from time to time. However, risks from previous cybersecurity incidents, have not materially affected, and are not reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition.  For additional information about risks related to cybersecurity, see “If we fail to keep our customers’ information confidential or if we handle their information improperly, our business and reputation could be significantly and adversely affected” in Item 1A. Risk Factors of this Annual Report.

Cybersecurity Governance

Cybersecurity is a significant part of our risk management processes and an area of focus of our Board of Directors and management.  Our CTO is primarily responsible for assessing and managing material risks from cybersecurity threats. Our CTO has six years of cybersecurity experience.

The full Board is responsible for oversight of cybersecurity risk and receives regular reports from the CTO or CEO. Our CTO also present his assessment of material risks from cybersecurity threats to the Board at least annually. If a cyber incident is reported to the Board of Directors, our Incident Response Plan is triggered which involves a number of immediate actions be initiated. The impact, if any, of cyber incidents on internal control over financial reporting is discussed with the full Board.

The independent members of the Board, through the Board’s nominating procedures and requirements, considers cyber expertise in vetting nominees for the Board and recommending Board committee appointments, and the Board has determined that one of its independent Board members has cybersecurity expertise.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders of Record

As of December 31, 2023, there were approximately 150 registered holders of record of our common stock and 3,815,212 shares outstanding.

Dividends

We did not pay any dividends during the year ended December 31, 2023 and 2022. There can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

COMPARISON OF CUMULATIVE TOTAL RETURN

Performance Comparison Graph

The graph below compares the cumulative 5-Year total return of shareholders of Issuer Direct Corporation's common stock relative to the cumulative total returns of the Russell MicroCap index and a customized peer group of four companies that includes: Innodata Inc, Meltwater Nv, Srax Inc and Q4 Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2018 and tracks it through December 31, 2023.

We make no representation to the peer group market caps being similar to that of Issuer Direct, however these peers do represent a fair and accurate list of the companies that Issuer Direct competes with that are in fact public.

24

	12/18	12/19	12/20	12/21	12/22	12/23

Issuer Direct Corporation	100.00	103.00	154.27	259.48	220.62	159.74
Russell MicroCap	100.00	122.43	148.10	176.73	137.93	150.80
Peer Group	100.00	92.01	257.26	310.51	125.08	232.12

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

Summary of Operations for the periods ended December 31, 2023 and 2022 (in 000’s).

	Year Ended December 31,
	2023	2022
Statement of Operations
Revenue	$33,378	$23,514
Cost of revenues	7,929	5,684
Gross margin	25,449	17,830
Operating costs	22,633	15,161
Operating income	2,816	2,669
Other expense	(1,507)	(11)
Income before taxes	1,309	2,658
Income tax expense	543	724
Net income	$766	$1,934

Concentrations:

For the years ended December 31, 2023 and 2022, we generated revenues from the following revenue streams as a percentage of total revenue:

	2023	2022
Revenue
Communications	72.6%	68.5%
Compliance	27.4%	31.5%
Total	100.0%	100.0%

Percentages:

Change expressed as a percentage increase for the years ended December 31, 2023 and 2022 ($ in 000’s):

	2023	2022	% change
Revenue
Communications	$24,224	$16,115	50.3%
Compliance	9,154	7,399	23.7%
Total	$33,378	$23,514	41.9%

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

Results of Operations

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue, and the change in those amounts from fiscal year 2023 compared to 2022. This information should be read together with the consolidated financial statements and accompanying notes.  The financial results presented below for 2023 have been affected by the acquisition of Newswire in November 2022:

Comparison of results of operations for the years ended December 31, 2023 and 2022 (in 000’s):

			Percentage of Revenue(1)
	2023	2022	2023	2022
Revenue:
Communications revenue	$24,224	$16,115	73%	69%
Compliance revenue	9,154	7,399	27%	31%
Total revenue	33,378	23,514	100%	100%
Cost of revenue:
Communications cost of revenue	5,801	3,735	24%	23%
Compliance cost of revenue	2,128	1,949	23%	26%
Total cost of revenue	7,929	5,684	24%	24%
Gross Margin:
Communications gross margin	18,423	12,380	76%	77%
Compliance gross margin	7,026	5,450	77%	74%
Total gross margin	25,449	17,830	76%	76%
Operating Expenses:
General and administrative	8,935	6,963	27%	30%
Sales and marketing	8,251	5,922	25%	25%
Product development	2,551	1,306	8%	6%
Depreciation and amortization	2,896	970	9%	4%
Total operating expenses	22,633	15,161	68%	64%
Operating income	2,816	2,669	8%	11%
Interest expense, net	(1,116)	(11)	(3)%	0%
Other expense	(391)	—	(1)%	0%
Income before income taxes	1,309	2,658	4%	11%
Income tax provision	543	724	2%	3%
Net income	$766	$1,934	2%	8%

(1)

Percentage of revenue is calculated as the relevant revenue, expense, income amount divided by total revenue, except for communications and compliance cost of revenue and communications and compliance gross margin, which are divided by the related component of revenue.

Revenues

Total revenue increased by $9,864,000, or 42%, to $33,378,000 during the year ended December 31, 2023, as compared to $23,514,000 in 2022. The increase is primarily related to revenue attributed to the acquisition of Newswire on November 1, 2022 and an increase in Compliance revenue.

Communications revenue increased $8,109,000, or 50%, to $24,224,000 for the year ended December 31, 2023, as compared to $16,115,000 during 2022. The increase is primarily related to additional revenue from our acquisition of Newswire as noted above, which is all included in Communications revenue. Revenue from our ACCESSWIRE newswire brand increased 10% from the prior year. These increases were partially offset by a decrease in revenue from our events and webcasting business, primarily due to less virtual events, conferences and annual meetings. Communications revenue represented 73% of total revenue during the year compared to 69% in the prior year.

Compliance revenue increased $1,755,000, or 24%, to $9,154,000 for the year ended December 31, 2023, as compared to $7,399,000 during 2022. The increase is primarily related to an increase in revenue from our print and proxy fulfillment services due to a few significant transactions which occurred during the year, as well as an increase in revenue from our transfer agent services due to an increase in corporate actions and directives during the year.

Deferred Revenue

As of December 31, 2023, our deferred revenue balance was $5,412,000, which we expect to recognize over the next twelve months, compared to $5,405,000 as of December 31, 2022. Deferred revenue primarily consists of advance billings for packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products and annual service contracts.

Cost of Revenues

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Compliance cost of revenues consists primarily of direct labor costs, warehousing, logistics, print production materials, postage, and amortization of capitalized software costs related to our disclosure software. Cost of revenues increased by $2,245,000, or 39%, during the year ended December 31, 2023, as compared to the same period of 2022. Overall gross margin increased $7,619,000, or 43%, during the year ended December 31, 2023, compared to 2022. The increase in cost of revenues and gross margin were primarily the result of the acquisition of Newswire in November 2022. Overall gross margin percentage remained flat at 76% during the year ended December 31, 2023, as compared to the prior year.

Cost of revenues associated with Communications revenues increased $2,066,000, or 55%, as compared to the prior year primarily due to an increase in costs associated with operating the Newswire business as well as an increase in distribution costs associated with ACCESSWIRE as we continue to expand our distribution. Gross margin percentage associated with our Communications revenues was 76% for the year ended December 31, 2023, compared to 77% for 2022.

Cost of revenues associated with our Compliance revenues increased $179,000, or 9%, as compared to the prior year. The increase in Compliance cost of revenues is primarily the result of an increase in print and postage costs associated with the increase in revenues from print and proxy fulfillment services. Gross margin percentage from our Compliance business was 77% for the year ended December 31, 2023, compared to 74% for 2022.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $8,935,000 for the year ended December 31, 2023, an increase of $1,972,000 or 28%, as compared to the prior year. The increase is primarily driven by additional expenses associated with costs to operate Newswire, employee-related costs, stock compensation expense, one-time transaction costs and bad debt expense, partially offset by a reduction in executive recruiting fees.

As a percentage of revenue, General and administrative expenses were 27% for the year ended December 31, 2023, as compared to 30% for 2022.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses and other marketing expenses. Sales and marketing expenses were $8,251,000 for the year ended December 31, 2022, an increase of $2,329,000, or 39%, as compared to $5,922,000 in the prior year. This increase is primarily due to incremental costs associated with operating the Newswire business.

As a percentage of revenue, sales and marketing expenses were 25% for both the year ended December 31, 2023 and 2022.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance tour platform. Product development expenses increased $1,245,000, or 95%, to $2,551,000 during the year ended December 31, 2023, as compared to $1,306,000 in 2022. This increase is directly attributed to incremental costs associated with operating the Newswire business as well as hiring our new Chief Technology Officer. During the year ended December 31, 2023, we capitalized $478,000 of costs related to the development of our new artificial intelligence and media database products. No costs were capitalized during the year ended December 31, 2022.

As a percentage of revenue, product development expenses increased to 8% for the year ended December 31, 2023, as compared to 6% for 2022.

Depreciation and Amortization Expenses

During the year ended December 31, 2023, depreciation and amortization expenses increased by $1,926,000 or 199%, to $2,896,000, as compared to $970,000 during 2022. The increase is due to additional amortization of intangible assets related to the Newswire acquisition.

Interest Expense, net

               We recognized interest expense of $1,284,000 during the year ended December 31, 2023, related to our new, long-term credit agreement, interest rate swap agreement, as well as our settled $22,000,000 note payable associated with the acquisition of Newswire “Seller Note”. Interest expense, net was partially offset by interest income of $168,000 for the year ended December 31, 2023, from deposit and money market accounts. Interest expense, net for the year ended December 31, 2022, represents accrued interest associated with the Seller note offset by interest income associated with deposit and money market accounts.

Other expense

Other expense represents $370,000 paid to extinguish the Seller Note as well as a loss on the change in fair value of our interest rate swap agreement. There was no other expense during the year ended December 31, 2022.

Income Taxes

We recorded income tax expense of $543,000 during the year ended December 31, 2023, compared to $724,000 during the year ended December 31, 2022. The difference in our effective tax rate of 41.5% and the statutory rate of 21% is primarily attributable to state income taxes, the impact of stock-based compensation as well as additional tax expense associated with the purchase accounting related to the acquisition of Newswire.

For the year ended December 31, 2022, the difference between our effective tax rate of 27% and the federal statutory rate of 21% was primarily attributable to state income taxes, foreign taxes and the impact of stock-based compensation.

Liquidity and Capital Resources

As of December 31, 2023, we had $5,714,000 in cash and cash equivalents and $4,368,000 in net accounts receivable. Current liabilities as of December 31, 2023, totaled $12,650,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses. As of December 31, 2023, our current liabilities exceeded our current assets by $1,146,000.

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

The proceeds of the Term Loan along with certain cash on hand of the Company were used to repay in its entirety the one-year Secured Promissory Note (the “Secured Note”) issued to Lead Capital, LLC in connection with the Company’s November 1, 2022 acquisition of iNewswire.com LLC for a lump sum payment of $22,880,000. In order to settle the Secured Note on March 20, 2023, the Company paid $370,000 to the Seller, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other expense, net on the Consolidated statements of operations.

The Company currently has no plans to utilize the Revolving LOC but may do so in the future.  If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%.  Pinnacle’s commitment to fund under the Revolving LOC terminates on September 1, 2024, unless terminated earlier pursuant to the terms of the Credit Agreement.  The Company terminated its $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of December 31, 2023, there was no outstanding balance under the Revolving LOC and the interest rate was 7.39%.

The Credit Agreement contains the following financial covenants, which commenced with fiscal quarter ended June 30, 2023: a fixed charge coverage ratio of no less than 1.20:1.00 and  a leverage ratio requiring that, for each fiscal quarter of the Company ending after June 30, 2023 through September 30, 2023, the leverage ratio shall not exceed 2.75:1.00 and for each fiscal quarter of the Company ending after December 31, 2023, the leverage ratio shall not exceed 2.50:1.00. All covenants were successfully achieved as of December 31, 2023.

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

For the years ended December 31, 2023 and 2022, free cash flow and adjusted free cash flow were as follows:

	Year Ended December 31,
	2023	2022

Net cash provided by operating activities (US GAAP)	$3,060	$4,019
Payments for purchase of fixed assets and capitalized software	(503)	(66)
Free cash flow (Non-GAAP)	2,557	3,953
Cash paid for acquisition and integration related items(1)	373	1,060
Cash paid for other unusual items(2)	395	109
Adjusted free cash flow (Non-GAAP)	$3,325	$5,122

(1)

For the year ended December 31, 2023, this adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses, paid during the period. For the year ended December 31, 2022, this adjustment relates to payments for representation and warranty insurance of $500,000, payments of $325,000 related to Newswire opening balance sheet costs that were not recouped until Q1 2023 and payments for one-time corporate projects, including acquisition and integration expenses, of $235,000.

(2)

For the year ended December 31, 2023, this adjustment gives effect to a one-time payment of $370,000 related to the early payment of the Seller Note. For the year ended December 31, 2022, this adjustment relates to $49,000 of termination benefits and $60,000 paid for executive recruiting expenses during the period.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures and should not be considered as a substitute for analysis of our results as reported under US GAAP.  These measures are defined differently by different companies, and accordingly, such measures may not be comparable to similarly titled measures of other companies, and have important limitations as an analytical tool.

A reconciliation of net income to adjusted EBITDA for the years ended December 31, 2023 and 2022 is presented in the following table (in 000’s):

	Year Ended December 31,
	2023	2022
	Amount	Amount

Net income:	$766	$1,934
Adjustments:
Depreciation and amortization	2,956	1,033
Interest expense, net	1,116	11
Income tax expense	543	724
EBITDA	5,381	3,702
Acquisition and/or integration costs(1)	546	263
Other non-recurring expenses(2)	436	139
Stock-based compensation expense(3)	1,365	763
Adjusted EBITDA:	$7,728	$4,867

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, incurred during the periods.
(2)

For the year ended December 31, 2023, this adjustment gives effect to a $370,000 payment related to the early extinguishment of our Seller Note, one-time non-recurring expenses of $45,000 and a loss on the change in fair value of our interest rate swap of $21,000. For the year ended December 31, 2022, this adjustment gives effect to a one-time executive recruiting fee of $90,000 and termination benefits of $49,000.

(3)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the years ended December 31, 2023 and 2022 is presented in the following table (in 000’s):

	Year Ended December 31,
	2023		2022
	Amount	Per diluted share	Amount	Per diluted share

Net income:	$766	$0.20	$1,934	$0.52

Adjustments:
Amortization of intangible assets(1)	2,741	0.72	816	0.22
Stock-based compensation expense(2)	1,365	0.35	763	0.20
Other unusual items(3)	982	0.26	402	0.11
Tax impact of adjustments(4)	(1,068)	(0.28)	(416)	(0.11)
Impact of discrete items impacting income tax expense(5)	103	0.03	49	0.01
Non-GAAP net income:	$4,889	$1.28	$3,548	$0.95
Weighted average number of common shares outstanding – diluted	3,816		3,740

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

(3)

For the year ended December 31, 2023, this adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses incurred during the period of $546,000 and a $370,000 payment related to the early extinguishment of our Seller Note, $45,000 of one-time, non-recurring expenses as well as a loss on the change in fair value of our interest rate swap of $21,000. For the year ended December 31, 2022, this adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, incurred during the period of $263,000, one-time executive recruiting fee of $90,000 and termination benefits paid of $49,000.

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

Outlook

The following statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including, without limitation, demand for and acceptance of our services, new developments, competition and general economic or market conditions, particularly in the domestic and international capital markets. Refer also to the Cautionary Statement Concerning Forward Looking Statements included in this report.

Market factors like the current military conflicts in Ukraine and Israel, instability in global energy markets, global inflation and the increase of interest rates have contributed to significant global economic uncertainty, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic outlook, the demand for our platforms and services continues to be stable in a majority of the markets we serve. The success of our Communications offering has been led by our ACCESSWIRE branded newswire, which is now complemented by the Newswire business, and we believe we will continue to see stable to increased demand for our combined newswire business throughout 2024 and beyond.

We believe the transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during 2024:

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

The Company's contracts include either a subscription to its entire platform, certain modules within the platform or to its Press Release Optimizer Plan (“PRO”), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or our entire Communications platform, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. PRO subscription contracts contain two performance obligations of which the first is a series of distinct services that include, but are not limited to, developing specific media plans, and creating content to be distributed and the second performance obligation being access to the PRO platform along with distribution of press releases, ongoing support, and assessment of performance as a stand-ready obligation. Performance obligations of Compliance contracts include providing subscriptions to certain Compliance modules or other stand-ready obligations to deliver services and annual report printing and distribution.  Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

Accounts Receivable and Allowance for Credit Losses

The Company adopted Financial Accounting Standards Codification (“ASC”) Topic 326, Financial Statements – Credit Losses (“Topic 326”) with an adoption date of January 1, 2023.  As a result, the Company changed its accounting policy for its allowance for credit losses using an expected losses model rather than using incurred losses. The new model is based on the credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balances sheet date through analyzing historical customer data as well as taking into consideration current economic trends. The Company adopted Topic 326 and determined it did not have a material financial impact. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

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

Business Combinations, Goodwill, and Intangible Assets

The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks may be considered an indefinite-lived asset and, as such, are not amortized as there may be no foreseeable limit to cash flows generated from them. For the Newswire acquisition (see Note 4), the Company determined the trademarks acquired were considered a definite lived asset which will be amortized over a period of 15 years. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (5-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-7 years) are amortized over their estimated useful lives.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $5,714,000 and $4,832,000 at December 31, 2023 and 2022, respectively. We did not hold any marketable securities as of December 31, 2023 or 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our balance sheets as of December 31, 2023, and 2022, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the two years ended December 31, 2023 and 2022, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2023, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2024 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after December 31, 2023, in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2023” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS.

(a) Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Form S-3 filed on May 10, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on April 6, 2022)
10.1	2014 Equity Incentive Plan (incorporated by reference to Annex A to the Schedule 14A filed on April 2, 2014)
10.2	Executive Employment Agreement dated April 30, 2015 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2014)
10.3	First Amendment to 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 13, 2016
10.4	Second Amendment to 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on April 28, 2020)
10.5	First Amendment to Executive Employment Agreement dated May 4, 2017 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2017)
10.6	Stock Purchase Agreement dated October 2, 2017 with Kurtis D. Hughes (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 3, 2017)
10.7	Stock Purchase Agreement dated July 3, 2018 with ACCESSWIRE Canada Ltd. and Fred Gautreau (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 5, 2018)
10.8	Stock Repurchase Agreement dated November 28, 2018 with EQS Group AG (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 4, 2018)
10.9	Asset Purchase Agreement dated January 3, 2019 with Onstream Media Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2019)
10.10	Executive Employment Agreement dated January 12, 2022 with Timothy Pitoniak (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 19, 2022)
10.11	Restricted Stock Unit Award Agreement dated January 24, 2022 with Timothy Pitoniak (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 19, 2022)
10.12	Incentive Stock Option Grant and Agreement dated January 24, 2022 with Timothy Pitoniak (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 19, 2022)
10.13	Indemnification Agreement dated January 24, 2022 with Timothy Pitoniak (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 19, 2022)
10.14	Membership Interest Purchase Agreement dated November 1, 2022 with Lead Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 3, 2022)
10.15	Secured Promissory Note date November 1, 2022 issued to Lead Capital, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 3, 2022)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
97	Issuer Direct Corporation Policy for the Recovery of Erroneously Awarded Compensation, effective December 1, 2023*

_______________

* Filed herewith

(c) Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSUER DIRECT CORPORATION

Date: March 7, 2024	By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 7, 2024	Director, Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Timothy Pitoniak	March 7, 2024	Chief Financial Officer
Timothy Pitoniak		(Principal Financial Officer)

/s/ Michael Nowlan	March 7, 2024	Director, Chairman of the Board and Member of the Audit Committee
Michael Nowlan

/s/ J. Patrick Galleher	March 7, 2024	Director, Chairman of the Compensation Committee
J. Patrick Galleher

/s/ Graeme Rein	March 7, 2024	Director, Chairman of the Audit Committee
Graeme Rein

/s/ Marti Beller	March 7, 2024	Director, Member of the Compensation Committee
Marti Beller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Issuer Direct Corporation

Raleigh, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Issuer Direct Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue from Contracts with Customers

The Company had $33,378,000 in revenue for the year ended December 31, 2023. As disclosed in Note 2 to the consolidated financial statements, the Company’s contracts include subscriptions to its cloud-based products or contracts for communications and compliance products and services. The Company’s contracts include either a subscription to the entire platform or certain modules within the platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services.

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

Collectability of Accounts Receivable

As discussed in Note 2 to the consolidated financial statements, the Company’s allowance for credit losses was $1,119,000 as of December 31, 2023. The Company accounts for the allowance for credit losses using an expected losses model, based on credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balance sheet date through analyzing historical customer data as well as taking into consideration current economic trends.

Management makes significant judgments when assessing the likelihood of collection of a customer’s accounts receivable by considering various factors such as communications from the customer, historical collections, and number of days accounts receivables have been outstanding. As a result, a high degree of auditor judgement was required in performing audit procedures to evaluate the reasonableness of management’s judgements.

Our audit procedures included the following:

•	Obtained an understanding of the internal controls and processes in place over the Company’s allowance for credit losses.

•	Analyzed the significant assumptions and estimates made by management as discussed above

•

Assessed the recorded accounts receivable balance by selecting a sample of transactions to confirm the outstanding balance as of year-end and analyzed the original invoices that comprised the accounts receivable balance for any non-replies to ensure existence of the receivable as of the balance sheet date.

•	Evaluated the reasonableness of management’s valuation for allowance for credit losses by performing an independent retrospective review.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina

March 7, 2024

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,714	$4,832
Accounts receivable (net of allowance for credit losses of $1,119 and $745, respectively)	4,368	2,978
Income tax receivable	232	51
Other current assets	1,190	1,559
Total current assets	11,504	9,420
Capitalized software (net of accumulated amortization of $3,424 and $3,364, respectively)	556	138
Fixed assets (net of accumulated depreciation of $765 and $610, respectively)	495	625
Right-of-use asset – leases (See Note 10)	1,022	1,277
Other long-term assets	158	136
Goodwill	21,927	22,498
Intangible assets (net of accumulated amortization of $9,562 and $6,821, respectively)	29,490	32,231
Total assets	$65,152	$66,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,308	$1,374
Accrued expenses	1,919	2,255
Income taxes payable	11	157
Current portion of long-term debt	4,000	22,000
Deferred revenue	5,412	5,405
Total current liabilities	12,650	31,191
Long-term debt (net of debt discount of $87 and $0, respectively) (see Note 6)	15,913	—
Deferred income tax liability	139	572
Lease liabilities – long-term (See Note 10)	1,009	1,339
Other long-term liabilities	21	—
Total liabilities	29,732	33,102

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,815,212 and 3,791,020 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	4	4
Additional paid-in capital	23,531	22,147
Other accumulated comprehensive loss	(49)	(96)
Retained earnings	11,934	11,168
Total stockholders' equity	35,420	33,223
Total liabilities and stockholders’ equity	$65,152	$66,325

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022
Revenues	$33,378	$23,514
Cost of revenues	7,929	5,684
Gross margin	25,449	17,830
Operating costs and expenses:
General and administrative	8,935	6,963
Sales and marketing	8,251	5,922
Product development	2,551	1,306
Depreciation and amortization	2,896	970
Total operating costs and expenses	22,633	15,161
Operating income	2,816	2,669
Other income (expense)
Interest expense, net	(1,116)	(11)
Other expense (See Notes 6 and 7)	(391)	—
Income before income taxes	1,309	2,658
Income tax expense	543	724
Net income	$766	$1,934
Income per share – basic	$0.20	$0.52
Income per share – diluted	$0.20	$0.52
Weighted average number of common shares outstanding – basic	3,802	3,720
Weighted average number of common shares outstanding – diluted	3,816	3,740

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2023	2022
Net income	$766	$1,934
Foreign currency translation adjustment	47	(77)
Comprehensive income	$813	$1,857

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance on December 31, 2021	3,793,538	$4	$22,401	$(19)	$9,234	$31,620
Stock-based compensation expense	—	—	763	—	—	763
Exercise of stock awards, net of tax	25,265	—	91	—	—	91
Shares issued upon acquisition of Newswire (see Note 4)	180,181	—	3,892	—	—	3,892
Stock repurchase and retirement (see Note 8)	(207,964)	—	(5,000)	—	—	(5,000)
Foreign currency translation	—	—	—	(77)	—	(77)
Net income	—	—	—	—	1,934	1,934
Balance on December 31, 2022	3,791,020	$4	$22,147	$(96)	$11,168	$33,223
Stock-based compensation expense	—	—	1,365	—	—	1,365
Exercise of stock awards, net of tax	24,192	—	19	—	—	19
Foreign currency translation	—	—	—	47	—	47
Net income	—	—	—	—	766	766
Balance on December 31, 2023	3,815,212	$4	$23,531	$(49)	$11,934	$35,420

The accompanying notes are an integral part of these consolidated financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$766	$1,934
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	743	406
Depreciation and amortization	2,956	1,033
Deferred income taxes	(433)	(278)
Stock-based compensation expense	1,365	763
Amortization of debt issuance costs	13	—
Changes in operating assets and liabilities, net of effect of business acquisition:
Decrease (increase) in accounts receivable	(1,870)	(9)
Decrease (increase) in other assets	70	(282)
Increase (decrease) in accounts payable	(67)	35
Increase (decrease) in deferred revenue	312	564
Increase (decrease) in accrued expenses and other liabilities	(795)	(147)
Net cash provided by operating activities	3,060	4,019

Cash flows from investing activities
Purchase of fixed assets	(25)	(66)
Capitalized software	(478)	—
Purchase of acquired business, net of cash received (See note 4)	350	(17,963)
Net cash used in investing activities	(153)	(18,029)

Cash flows from financing activities
Payment for stock repurchase and retirement (see Note 8)	—	(5,000)
Payment of note payable (see Note 6)	(22,000)	—
Proceeds from issuance of term loan (see Note 6)	19,988	—
Payment for capitalized debt issuance costs	(88)	—
Proceeds from exercise of stock options, net of income taxes	19	91
Net cash used in financing activities	(2,081)	(4,909)

Net change in cash	826	(18,919)
Cash- beginning	4,832	23,852
Currency translation adjustment	56	(101)
Cash- ending	$5,714	$4,832
Supplemental disclosures:
Cash paid for income taxes	$1,314	$954
Cash paid for interest	$1,394	$—
Non-cash activities:
Issuance of secured promissory note in acquisition of Newswire (see Note 4)	$—	$22,000
Shares issued in acquisition of Newswire (see Note 4)	$—	$3,892

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Description, Background and Basis of Operations

Nature of Operations

Issuer Direct Corporation (the “Company” or “Issuer Direct”) was incorporated in the State of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation. Today, Issuer Direct is a leading communications company providing solutions for both public relations and investor relations professionals. The Company operates under several brands in the market, including Direct Transfer, Interwest, ACCESSWIRE and Newswire. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a customer’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

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

Accounts Receivable and Allowance for Credit Losses

The Company adopted Financial Accounting Standards Codification (“ASC”) Topic 326, Financial Statements – Credit Losses (“Topic 326”) with an adoption date of January 1, 2023.  As a result, the Company changed its accounting policy for its allowance for credit losses using an expected losses model rather than using incurred losses. The new model is based on the credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balances sheet date through analyzing historical customer data as well as taking into consideration current economic trends. The Company adopted Topic 326 and determined it did not have a material financial impact. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

The following is a summary of the allowance for credit losses during the years ended December 31, 2023 and 2022 (in 000’s):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Beginning balance	$745	$675
Bad debt expense	743	406
Write-offs	(369)	(336)
Ending balance	$1,119	$745

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates the rating of the financial institution in which it holds deposits. As of December 31, 2023, the total amount exceeding such limit was $397,000. The Company also had cash-on-hand of $97,000 in Europe and $1,899,000 in Canada as of December 31, 2023.

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

The Company's contracts include either a subscription to its entire platform, certain modules within the platform or to its Press Release Optimizer Plan (“PRO”), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or our entire Communications platform, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. PRO subscription contracts contain two performance obligations of which the first is a series of distinct services that include, but are not limited to, developing specific media plans, and creating content to be distributed and the second performance obligation being access to the PRO platform along with distribution of press releases, ongoing support, and assessment of performance as a stand-ready obligation. Performance obligations of Compliance contracts include providing subscriptions to certain Compliance modules or other stand-ready obligations to deliver services and annual report printing and distribution.  Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of December 31, 2023 and December 31, 2022, was $5,412,000 and $5,405,000, respectively, and is expected to be recognized within one year. Revenue recognized for the years ended December 31, 2023 and 2022, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $5,405,000 and $3,086,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $4,368,000 and $2,978,000 as of December 31, 2023 and 2022, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of December 31, 2023 and 2022, the Company has capitalized $130,000 and $105,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Earnings per Share

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 72,750 and 44,250 were excluded in the computation of diluted earnings per common share during the years ended December 31, 2023 and 2022, respectively, because their impact was anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses and the valuation of goodwill, intangible assets, deferred tax assets, and stock-based compensation. Actual results could differ from those estimates.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the years ended December 31, 2023 and 2022, are as follows (in thousands):

	December 31,
	2023	2022
Capitalized software development costs	$478	$—
Amortization included in cost of revenues	60	63

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

As of December 31, 2023 and 2022, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill, and Intangible Assets

The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks may be considered an indefinite-lived asset and, as such, are not amortized as there may be no foreseeable limit to cash flows generated from them. For the Newswire acquisition (see Note 4), the Company determined the trademarks acquired were considered a definite lived asset which will be amortized over a period of 15 years. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (5-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-7 years) are amortized over their estimated useful lives.

Advertising

The Company expenses advertising as incurred. During the years ended December 31, 2023 and 2022, advertising expense was $1,690,000 and $591,000, respectively. Most of the increase is due to additional advertising expense resulting from Newswire, which was acquired in November 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had $5,714,000 in cash and cash equivalents and $4,368,000 in net accounts receivable. Current liabilities as of December 31, 2023, totaled $12,650,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of December 31, 2023, our current liabilities exceeded our current assets by $1,146,000.  While our current liabilities exceed current assets, we believe we will be able to continue to generate cash as well as benefit from the addition of Newswire operations.

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

Note 3: Fixed Assets

in $000’s	December 31,
	2023	2022
Computer equipment	$224	$203
Furniture & equipment	331	327
Leasehold improvements	705	705
Total fixed assets, gross	1,260	1,235
Less: Accumulated depreciation	(765)	(610)
Total fixed assets, net	$495	$625

Included in leasehold improvements is $488,000 of tenant improvement allowance associated with a lease signed in March 2019 related to the Company’s corporate headquarters. Depreciation expense on fixed assets for the years ended December 31, 2023 and 2022 totaled $155,000 and $154,000, respectively. No disposals were made during the years ended December 31, 2023 and 2022.

Note 4: Acquisition of iNewswire.com LLC

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

The Secured Note was due and payable on November 8, 2023, with an annual interest rate of 6%. The Secured Note allowed for prepayment, however, the 6% interest payment was guaranteed through the Maturity Date even if prepayments were made. On March 20, 2023, the Company paid $370,000 to pay the Secured Note in full, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other expense on the Consolidated statements of operations for the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company obtained the necessary information to determine contract assets and deferred revenue acquired and as such, completed its allocation of the fair value of the assets and liabilities acquired. The measurement period adjustments below did not have a material impact to the Company’s Consolidated statement of operations from November 1, 2022, to December 31, 2023. A summary of the fair value consideration transferred for the Acquisition and the allocation to the fair value of the assets and liabilities of Newswire are as follows (in 000's):

A summary of the fair value consideration transferred for the Acquisition and the preliminary allocation to the fair value of the assets and liabilities of Newswire are as follows (in 000's):

Consideration transferred:
Cash payment	$18,000
Secured promissory note	22,000
Shares of Issuer Direct common stock based on closing market price prior to the Acquisition	3,892
Net working capital adjustment	(350)
Total consideration transferred	$43,542

Final allocation of tangible and intangible assets and liabilities:	As Originally Reported	Measurement Period Adjustments	As Adjusted
Goodwill	$16,122	$(571)	$15,551
Trademarks/Tradename	27,500	—	27,500
Technology	2,520	—	2,520
Customer relationships	580	—	580
Net liabilities assumed	(3,180)	571	(2,609)
Total amount allocated	$43,542	$—	$43,542

Net liabilities assumed:
Cash	$37	$—	$37
Accounts Receivable	90	253	343
Other Current Assets	14	—	14
Accounts Payable	(645)	—	(645)
Accrued Expenses	(226)	—	(226)
Deferred Revenue	(1,775)	318	(1,457)
Deferred tax liability	(675)	—	(675)
	$(3,180)	$571	$(2,609)

Supplemental pro forma information

The following unaudited supplemental pro forma information summarizes the Company’s results of operations for the current reporting period, as if the Company completed the acquisition as of the beginning of the annual reporting period.

Supplemental pro forma information is as follows:

in $000’s, except per share amounts
	2023	2022
Revenues	$33,378	$34,194
Net income	766	770
Basic earnings per share	0.20	0.20
Diluted earnings per share	$0.20	$0.20

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

Note 5: Goodwill and Other Intangible Assets

The components of intangible assets are as follows (in 000’s):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	5,180	(3,711)	1,469
Proprietary software	3,799	(1,616)	2,183
Distribution partner relationships	153	(84)	69
Non-compete agreement	69	(69)	—
Trademarks – definite-lived	27,673	(2,312)	25,361
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$39,052	$(9,562)	$29,490

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1,770	$(1,770)	$—
Customer relationships	5,180	(3,275)	1,905
Proprietary software	3,799	(1,173)	2,626
Distribution partner relationships	153	(69)	84
Non-compete agreement	69	(55)	14
Trademarks – definite-lived	27,673	(479)	27,194
Trademarks – indefinite-lived	408	—	408
Total intangible assets	$39,052	$(6,821)	$32,231

The Company performed its annual assessment for impairment of intangible assets and determined there was no impairment as of and for the years ended December 31, 2023 and 2022.

The amortization of intangible assets is a charge to operating expenses and totaled $2,741,000 and $816,000 in the years ended 2023 and 2022, respectively.

The future amortization of the identifiable intangible assets is as follows (in 000’s):

Years Ending December 31:
2024	$2,727
2025	2,628
2026	2,600
2027	2,431
2028	2,201
Thereafter	16,495
Total	$29,082

The balance of goodwill was $6,376,000 as of December 31, 2021.  During the year ending December 31, 2022, we acquired Newswire, which added $16,122,000 of goodwill based on our preliminary purchase price allocation.  During the year ending December 31, 2023, we concluded our purchase price allocation, which resulted in a reduction in goodwill of $571,000. Along with Newswire, the goodwill balance of $21,927,000 is related to the stock acquisitions of Basset Press in July 2007, PIR in 2013, ACCESSWIRE in 2014, Interwest in 2017 and Filing Services Canada, Inc. in 2018 and the assets of the Visual Webcasting Platform in 2019. The Company conducted its annual impairment analyses as of October 1, of 2023 and 2022 and determined that no goodwill was impaired.

Note 6: Credit Agreement

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

The Company currently has no plans to utilize the Revolving LOC but may do so in the future.  If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%.  Pinnacle’s commitment to fund under the Revolving LOC terminates on September 1, 2024, unless terminated earlier pursuant to the terms of the Credit Agreement.  The Company terminated its $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of December 31, 2023, there was no outstanding balance under the Revolving LOC and the interest rate was 7.39%.

The Credit Agreement contains the following financial covenants, which commenced with fiscal quarter ended June 30, 2023: a fixed charge coverage ratio of no less than 1.20:1.00 and  a leverage ratio requiring that, for each fiscal quarter of the Company ending after June 30, 2023 through September 30, 2023, the leverage ratio shall not exceed 2.75:1.00 and for each fiscal quarter of the Company ending after December 31, 2023, the leverage ratio shall not exceed 2.50:1.00. All covenants were successfully achieved as of December 31, 2023.

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

Note 7: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company has $20,000,000 of notional amount interest rate swap agreement, which amortizes in-line with its long-term credit agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. As of December 31, 2023, the variable rate was 7.69%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of December 31, 2023 was a net liability of $21,000 and is included in Other long-term liabilities, in the Consolidated balance sheets. The fair value of the interest rate swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. As a result of the interest rate swap, we have also recognized a net unrealized loss of $21,000 during the year ended December 31, 2023, which is included in Other expense in the Consolidated statements of operations.

Note 8: Equity

Dividends

The Company did not pay any dividends during the years ended December 31, 2023 and 2022.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the years ended December 31, 2023 and 2022 other than stock awarded to employees and the Board of Directors as well as the shares issued as part of the Newswire acquisition (see Note 4).

Stock repurchase and retirement

On March 1, 2022, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $5,000,000 of its common shares. As of August 31, 2022, the Company completed the repurchase program by purchasing a total of 207,964 shares as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1-31, 2022	6,200	$29.35	6,200	$4,818
April 1-30, 2022	8,226	27.76	8,226	4,590
May 1-31, 2022	80,748	22.92	80,748	2,739
June 1-30, 2022	74,227	23.98	74,227	959
July 1-31, 2022	32,392	24.88	32,392	153
August 1-31, 2022	6,171	24.79	6,171	—
No shares repurchased between September 2022 and December 2023

Total	207,964	$24.04	207,964	$—

Note 9: Stock Options and Restricted Stock Units

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan, as amended (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of December 31, 2023, there were 51,743 shares which remained to be granted under the 2014 Plan. These shares were assumed by the 2023 Plan described below.

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”).  Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of December 31, 2023, there are 337,411 shares which remain to be granted under the 2023 Plan, including 51,743 shares assumed under the 2014 Plan described above.

The following is a summary of stock options issued during the year ended December 31, 2023 and 2022:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance on December 31, 2021	47,167	$6.80 – 17.40	$11.81	$832,254
Options granted	50,250	26.00 – 27.71	26.69	—
Options exercised	(10,000)	7.76 – 13.21	9.12	185,500
Options forfeited/cancelled	(6,167)	9.26 – 27.71	27.71	—
Balance on December 31, 2022	81,250	$6.80 – 27.71	$20.17	$462,390
Options granted	30,000	26.98	26.98	—
Options exercised	(2,500)	7.76	7.76	19,400
Options forfeited/cancelled	(2,000)	9.26 – 27.71	23.10	—
Balance on December 31, 2023	106,750	$6.80 – 27.71	$22.32	176,360

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of the Company’s common stock on December 31, 2023 and 2022 of $18.13 and $25.04, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2023 and 2022. As of December 31, 2023, there was $555,000 of unrecognized compensation cost related to stock options, which will be recognized through 2027.

The following is a summary of unvested stock options during the year ended December 31, 2023 and 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance on December 31, 2021	—	$12.87	$5.47
Options granted	50,250	26.69	12.54
Options vested	—	—	—
Options forfeited/cancelled	(6,000)	27.71	13.53
Balance on December 31, 2022	44,250	26.55	12.41
Options granted	30,000	26.98	13.89
Options vested	(7,500)	27.71	13.53
Options forfeited/cancelled	(1,500)	26.00	11.87
Balance on December 31, 2023	65,250	26.78	13.12

The following table summarizes information about stock options outstanding and exercisable on December 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 8.00	5,000	1.89	6.80	5,000
$8.01 - 11.00	3,000	4.00	10.25	3,000
$11.01 - 16.00	18,000	4.53	13.12	18,000
$16.01 - 27.00	68,000	8.05	25.42	15,500
$27.01 – 27.71	12,750	8.05	27.71	—
Total	106,750	7.06	22.32	41,500

Of the 106,750 stock options outstanding, 51,542 are non-qualified stock options. All options have been registered with the SEC.

The fair value of common stock options issued during the year ended December 31, 2023 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

Year Ended December 31, 2023
Expected dividend yield	0%
Expected stock price volatility	47.6%
Weighted-average risk-free interest rate	3.87%
Weighted-average expected life of options (in years)	6.25

The following is a summary of restricted stock units issued during the years ended December 31, 2023 and 2022:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance on December 31, 2021	17,765	$25.92	$523,197
Units granted	48,240	24.99	1,205,525
Units vested/issued	(15,265)	26.05	377,981
Units forfeited	—	—	—
Balance on December 31, 2022	50,740	$25.00	$1,268,500
Units granted	74,832	26.08	1,951,619
Units vested/issued	(21,490)	25.24	(542,408)
Units forfeited	(9,250)	23.87	(220,798)
Balance on December 31, 2023	94,832	25.90	2,456,149

During the year ended December 31, 2023, the Company granted 74,832 shares of restricted stock units to employees and the Board of Directors, which vest at various intervals over the next 3 years. The average grant date fair value of these grants was $26.08 per share during the year ended December 31, 2023. During the year ended December 31, 2023, 21,490 restricted stock units with an average intrinsic value of $25.24 per share, vested. As of December 31, 2023, there was $1,433,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2026.

During the years ended December 31, 2023 and 2022, the Company recorded compensation expense of $1,365,000 and $763,000, respectively, related to stock options and restricted stock units.

 Note 10: Leases

Leasing activity generally consists of office leases. In March 2019, a new lease was signed to move the corporate headquarters to Raleigh, North Carolina. The new lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of December 31, 2023. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $1,388,000 as of December 31, 2023. The current portion of this liability of $379,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $1,009,000 is included in Lease liabilities on the Consolidated balance sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	Year ended December 31, 2023	Year ended December 31, 2022
Lease expense
Operating lease expense	$304	$304
Variable lease expense	56	98
Rent expense	$360	$402

The weighted-average remaining non-cancelable lease term for our operating leases was 4 years as of December 31, 2023. As of December 31, 2023, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on December 31, 2023, are as follows (in 000’s):

Year Ended December 31:
2024	$379
2025	389
2026	401
2027	413
Total lease payments	1,582
Present value adjustment	(194)
Lease liability	$1,388

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

Note 11: Commitments and Contingencies

From time to time, the Company may be involved in litigation that arises through the normal course of business. The Company is neither a party to any litigation nor is aware of any such threatened or pending litigation that might result in a material adverse effect to the Company’s business.

Note 12: Revenues

The Company considers itself to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a communications company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

For the years ended December 31, 2023 and 2022, the Company generated revenues from the following revenue streams as a percentage of total revenue (in 000’s):

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	Percentage	Amount	Percentage
Revenue
Communications	$24,224	72.6%	$16,115	68.5%
Compliance	9,154	27.4%	7,399	31.5%
Total	$33,378	100%	$23,514	100.0%

The Company did not have any customers during the years ended December 31, 2023 or 2022 that accounted for more than 10% of revenue.

Note 13: Income Taxes

The provision for income taxes consisted of the following components for the years ended December 31 (in 000’s):

	2023	2022
Current:
Federal	$743	$688
State	274	172
Foreign	(40)	142
Total Current	977	1,002
Deferred:
Federal	(369)	(202)
State	(53)	(37)
Foreign	(12)	(39)
Total Deferred	(434)	(278)
Total expense for income taxes	$543	$724

Reconciliation between the statutory rate and the effective tax rate is as follows on December 31 (in 000's, except percentages):

	2023		2022
	Amount	Percentage	Amount	Percentage
Federal statutory tax rate	$275	21.0%	$558	21.0%
State tax rate	113	8.6%	114	4.2%
Permanent difference – stock-based compensation	57	4.0%	25	1.0%
Permanent difference – other	23	1.5%	38	1.4%
Foreign tax credit generated	(32)	(2.3)%	(96)	(3.6)%
Tax on foreign earnings – tax reform	32	2.3%	96	3.6%
Foreign rate differential	(8)	(0.5)%	15	0.6%
FDII Deduction	(23)	(1.6)%	(26)	(1.0)%
Other	106	7.4%	—	—
Total	$543	41.5%	$724	27.2%

Components of net deferred income tax assets are as follows on December 31 (in 000's):

	2023	2022	Change
Assets:
Deferred revenue	$80	$29	$51
Allowance for doubtful accounts	311	185	126
Stock options	338	151	187
Transaction costs	69	41	28
IRC Section 174 capitalized costs	510	216	294
ROU lease liability	293	427	(134)
Other	19	10	9
Total deferred tax asset	1,620	1,059	561

Liabilities
Prepaid expenses	(1)	—	(1)
Basis difference in fixed assets	(149)	(155)	6
Capitalized software	(20)	(35)	15
ROU Assets	(260)	(393)	133
Purchase of intangibles	(1,268)	(1,048)	(220)
Other	(61)	—	(61)
Total deferred tax liability	(1,759)	(1,631)	(128)

Total net deferred tax asset / (liability)	$(139)	$(572)	$433

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

The Company had no unrecognized tax benefits as of December 31, 2023 or December 31, 2022. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties on December 31, 2023.

Undistributed earnings of the Company are insignificant as of December 31, 2023. With the enactment of the 2017 Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2022, 2021 and 2020 are open to audit by federal and state taxing authorities.

Note 14: Employee Benefit Plans

The Company sponsors two defined contribution 401(k) Profit Sharing Plans and allows all employees in the United States to participate. Matching and profit-sharing contributions to the plan are at the discretion of management but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $182,000 and $111,000 during the years ended December 31, 2023 and 2022, respectively.

Note 15: Subsequent Events

               On February 20, 2024, Timothy Pitoniak informed the Company of his resignation as Chief Financial Officer of the Company, effective March 8, 2024 (the “Effective Date”). Mr. Pitoniak’s resignation did not arise from any disagreement on any matter relating to the operations, policies, or practices of the Company.

