Form 10-Q
period 2024-03-31
ISSUER DIRECT CORP
filed 2024-05-09
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,817,379 shares of common stock were issued and outstanding as of May 9, 2024.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,399	$5,714
Accounts receivable (net of allowance for credit losses of $1,144 and $1,119, respectively)	4,201	4,368
Income tax receivable	213	232
Other current assets	1,286	1,190
Total current assets	11,099	11,504
Capitalized software (net of accumulated amortization of $3,471 and $3,424, respectively)	755	556
Fixed assets (net of accumulated depreciation of $804 and $765, respectively)	472	495
Right-of-use asset – leases	958	1,022
Other long-term assets	355	158
Goodwill	21,927	21,927
Intangible assets (net of accumulated amortization of $10,247 and $9,562, respectively)	28,805	29,490
Total assets	$64,371	$65,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,598	$1,308
Accrued expenses	2,033	1,930
Current portion of long-term debt	4,000	4,000
Deferred revenue	5,584	5,412
Total current liabilities	13,215	12,650
Long-term debt (net of debt discount of $83 and $87, respectively)	14,917	15,913
Deferred income tax liability	132	139
Lease liabilities – long-term	927	1,009
Other long-term liabilities	—	21
Total liabilities	29,191	29,732
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,817,379 and 3,815,212 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	23,464	23,531
Other accumulated comprehensive loss	(83)	(49)
Retained earnings	11,795	11,934
Total stockholders' equity	35,180	35,420
Total liabilities and stockholders’ equity	$64,371	$65,152

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023

Revenues	$6,962	$8,619
Cost of revenues	1,721	1,829
Gross profit	5,241	6,790
Operating costs and expenses:
General and administrative	1,819	2,332
Sales and marketing	2,096	2,381
Product development	654	774
Depreciation and amortization	724	722
Total operating costs and expenses	5,293	6,209
Operating (loss) income	(52)	581
Interest expense, net	(276)	(238)
Other income (expense)	205	(535)
Loss before taxes	(123)	(192)
Income tax expense (benefit)	16	(48)
Net loss	$(139)	$(144)
Loss per share – basic	$(0.04)	$(0.04)
Loss per share – fully diluted	$(0.04)	$(0.04)
Weighted average number of common shares outstanding – basic	3,816	3,791
Weighted average number of common shares outstanding – fully diluted	3,821	3,810

The accompanying notes are an integral part of these unaudited financial statements.

4

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Net loss	$(139)	$(144)
Foreign currency translation adjustment	(34)	1
Comprehensive loss	$(173)	$(143)

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	3,791,020	$4	$22,147	$(96)	$11,168	$33,223
Stock-based compensation expense	—	—	337	—	—	337
Foreign currency translation	—	—	—	1	—	1
Net loss	—	—	—	—	(144)	(144)
Balance at March 31, 2023	3,791,020	$4	$22,484	$(95)	$11,024	$33,417

Balance at December 31, 2023	3,815,212	$4	$23,531	$(49)	$11,934	$35,420
Stock-based compensation expense	—	—	(67)	—	—	(67)
Exercise of stock awards, net of tax	2,167	—	—	—	—	—
Foreign currency translation	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(139)	(139)
Balance at March 31, 2024	3,817,379	$4	$23,464	$(83)	$11,795	$35,180

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(139)	$(144)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	770	736
Provision for credit losses	282	151
Deferred income taxes	(7)	26
Stock-based compensation expense	(67)	337
Non-cash interest expense	4	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(126)	(719)
Decrease (increase) in other assets	(208)	(250)
Increase (decrease) in accounts payable	290	186
Increase (decrease) in accrued expenses and other liabilities	—	187
Increase (decrease) in deferred revenue	187	(238)
Net cash provided by operating activities	986	272

Cash flows from investing activities:
Purchase of acquired business, net of cash received	—	350
Purchase of fixed assets	(16)	(5)
Capitalized software	(245)	—
Net cash (used in) provided by investing activities	(261)	345

Cash flows from financing activities:
Payment of long-term debt	(1,000)	(22,000)
Proceeds from issuance of term loan	—	19,968
Payments for capitalized debt issuance costs	—	(68)
Net cash used in financing activities	(1,000)	(2,100)

Net change in cash and cash equivalents	(275)	(1,483)
Cash and cash equivalents – beginning	5,714	4,832
Currency translation adjustment	(40)	—
Cash and cash equivalents – ending	$5,399	$3,349

Supplemental disclosures:
Cash paid for interest	$304	$510

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2024 and consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three-month periods ended March 31, 2024 and 2023 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2023 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K for the year ended December 31, 2023.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 65,750 were excluded in the computation of diluted earnings per common share during the three-month period ended March 31, 2024 because their impact was anti-dilutive. There were 74,250 shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three-month period ended March 31, 2023 because their impact was anti-dilutive.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as press releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of March 31, 2024 and December 31, 2023, was $5,584,000 and $5,412,000, respectively, and is expected to be recognized within one year. Revenue recognized for the three months ended March 31, 2024 and 2023, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $2,793,000 and $2,557,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $4,201,000 and $4,368,000 as of March 31, 2024 and December 31, 2023, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of March 31, 2024 and December 31, 2023, the Company has capitalized $142,000 and $130,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Cash Equivalents

For purposes of the Company’s financial statements, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

The Company adopted Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 326, Financial Statements – Credit Losses (“Topic 326”) with an adoption date of January 1, 2023. As a result, the Company changed its accounting policy for allowance for credit losses using an expected losses model rather than using incurred losses. The new model is based on the credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balance sheet date through analyzing historical customer data as well as taking into consideration current economic trends. The Company adopted Topic 326 and determined it did not have a material financial impact.

The roll forward of the allowance for credit losses for the three-months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Beginning balance	$1,119	$745
Provision for credit losses	282	151
Write-offs	(257)	(38)
Ending balance	$1,144	$858

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institutions, each quarter the Company evaluates the rating of each financial institution in which it holds deposits. As of March 31, 2024, the total amount exceeding such limit was $62,000. The Company also had cash-on-hand of $62,000 in Europe and $1,095,000 in Canada as of March 31, 2024.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Amortization for the three-month periods ended March 31, 2024 and 2023, is as follows (in thousands):

	March 31,
	2024	2023
Capitalized software development costs	$245	$—
Amortization included in cost of revenues	46	15

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments consist of non-lease services related to the lease and payments under operating leases classified as short-term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets include any lease payments due and exclude lease incentives. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

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

As of March 31, 2024 and December 31, 2023, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, interest rate swap, the line of credit, and accounts payable approximate their carrying amounts.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Advertising

The Company expenses advertising as incurred. During the three-month periods ended March 31, 2024 and 2023, advertising expense was $439,000 and $462,000, respectively.

Stock-based Compensation

The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The associated cost is recognized over the period during which an employee or director is required to provide service in exchange for the award.

Note 3: Equity

Dividends

The Company did not pay any dividends during the three-month periods ended March 31, 2024 and 2023.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the three-month periods ended March 31, 2024 and 2023, other than stock awarded to employees and the Board of Directors.

2014 and 2023 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan, as amended (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan is effective through March 31, 2024. As of March 31, 2024, there are 90,076 shares which remain to be granted under the 2014 Plan. These shares were assumed by the 2023 Plan described below.

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel.  The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of March 31, 2024, there are 349,244 shares which remain to be granted under the 2023 Plan, including 90,076 shares assumed under the 2014 Plan described above.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 8.00	5,000	1.64	$6.80	5,000
$8.01 - 11.00	3,000	3.75	$10.25	3,000
$11.01 - 16.00	18,000	4.28	$13.12	18,000
$16.01 - 27.00	53,000	7.80	$25.26	30,500
$27.01 - 27.71	12,750	7.80	$27.71	—
Total	91,750	6.64	$21.72	56,500

As of March 31, 2024, the Company had unrecognized stock compensation related to the options of $331,000, which will be recognized through 2027.

During the three months ended March 31, 2024, the Company granted 26,500 restricted stock units to employees, which vest at various intervals over the next 3 years.  The average grant date fair value of these grants was $14.86 per share. During the three months ended March 31, 2023, the Company granted 60,500 restricted stock units to employees, which vest at various intervals over the next three years.  The average grant date fair value of these grants was $27.82 per share. During the three months ended March 31, 2024, 2,167 restricted stock units with an average intrinsic value of $28.24, vested. As of March 31, 2024, there was $1,326,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2026.

Note 4: Income Taxes

The Company recognized income tax expense of $16,000 for the three-month period ended March 31, 2024, compared to an income tax benefit of $48,000 during the same period of 2023. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2024 and 2023, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax. For the three months ended March 31, 2024, the effective tax rate was also impacted by additional expense associated with vesting of stock-based compensation.

Note 5: Leases

Leasing activity generally consists of office leases. In March 2019, a new lease was signed to move the corporate headquarters to Raleigh, North Carolina. The new lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of March 31, 2024. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $1,306,000 as of March 31, 2024. The current portion of this liability of $379,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $927, 000 is included in Lease liabilities on the Consolidated balance sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	Three months ended
	March 31,
	2024	2023
Lease expense
Operating lease expense	$76	$76
Variable lease expense	14	6
Rent expense	$90	$82

The weighted-average remaining non-cancelable lease term for our operating leases was 3.75 years as of March 31, 2024. As of March 31, 2024, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on March 31, 2024, are as follows (in 000’s):

Year Ended December 31:
2024	$285
2025	390
2026	401
2027	412
Total lease payments	$1,488
Present value adjustment	(182)
Lease liability	1,306

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

Note 6: Revenue

The Company considers itself to be a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended March 31,
Revenue Streams	2024		2023
Communications	$5,459	78.4%	$6,566	76.2%
Compliance	1,503	21.6%	2,053	23.8%
Total	$6,962	100.0%	$8,619	100.0%

The Company did not have any customers during the three-month periods ended March 31, 2024 or 2023 that accounted for more than 10% of our revenue.

Note 7: Credit Agreement

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

The Company began making monthly interest only payments on the Term Loan beginning on April 1, 2023. On January 1, 2024, the Company began making monthly principal payments of $333,333 plus interest payments on the Term Loan until the maturity date of December 20, 2028.

The proceeds of the Term Loan along with certain cash on hand of the Company were used to repay in its entirety the one-year Secured Promissory Note (the “Seller Note”) issued to Lead Capital, LLC (“the Seller”) in connection with the Company’s November 1, 2022 acquisition of iNewswire.com LLC (“Newswire”) for a lump sum payment of $22,880,000. In order to settle the Seller Note on March 20, 2023, the Company paid $370,000 to Seller, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other expense on the Consolidated statements of operations.

The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Pinnacle’s commitment to fund under the Revolving LOC terminates on September 1, 2024, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its existing $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of March 31, 2024, there was no outstanding balance under the Revolving LOC and the interest rate was 7.37%

The Credit Agreement contains the following financial covenants, which commenced with fiscal quarter ending June 30, 2023: a fixed charge coverage ratio of no less than 1.20:1.00 and a leverage ratio requiring that, for each fiscal quarter of the Company ending on or after June 30, 2023 through September 30, 2023, the leverage ratio shall not exceed 2.75:1.00 and for each fiscal quarter of the Company ending after December 31, 2023, the leverage ratio shall not exceed 2.50:1.00.

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

Note 8: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company has $20,000,000 of notional amount interest rate swap agreement, which amortizes in-line with its long-term credit agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. As of March 31, 2024, the variable rate was 7.67%

The carrying amount for the Company’s derivative financial instrument is the estimated fair value of the financial instrument. The Company’s derivative is not exchange listed and therefore the fair value is estimated under a mark-to-market approach using an analytics model that is a readily observable market input. This model reflects the contractual terms of the derivative, such as notional value and expiration date, as well as market-based observables including interest rates, yield curves, and the credit quality of the counterparty. The model also incorporates the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity, and accordingly, the Company’s derivative is classified within Level 2 of the fair value hierarchy. While the Company believes its estimate results in a reasonable reflection of the fair value of the instrument, the estimated value may not be representative of actual value that could have been realized or that will be realized in the near future.

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of March 31, 2024 and December 31, 2023 was a net asset of $184,000 and net liability of $21,000, respectively, and is included in Other long-term assets and Other long-term liabilities, in the Consolidated Balance Sheets. The fair value of the swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. During the three months ended March 31, 2024 and 2023, we recognized a gain of $205,000 and loss of $165,000, respectively, in Other income (expense) in the Consolidated statements of operations, as a result of the interest rate swap.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity, and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q for many reasons. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K for the year ended December 31, 2023, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

Communications

Our Communications platform consists of our press release distribution businesses branded as ACCESSWIRE and Newswire, our webcasting and events business, professional conference and events software, as well as our investor relations website technology. Our ACCESSWIRE and Newswire news distribution platforms have been integrated into one dissemination platform that will give our customers all the distribution benefits of our global distribution footprint. These products are sold as the leading part of our Communications subscription, as well as individually to customers around the globe and are further described below. Like other newswires globally, ours are dependent upon several key partners for its news distribution. Disruption in any of our partnerships could have a materially adverse impact on our overall business.

ACCESSWIRE

Our leading press release offering, which is marketed under the brand ACCESSWIRE, is a news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. We believe ACCESSWIRE is becoming a competitive alternative in the newswire industry because we have been able to use our technological advancements to allow customers to self-edit releases or use our editorial staff as desired to edit releases. We continue to expand our distribution points, improve our targeting and enhance our analytics reporting. We also offer an e-commerce element to our ACCESSWIRE product, whereby customers can self-select their distribution, register, and then upload their press release for editorial review in minutes. We believe these enhancements have helped increase ACCESSWIRE revenues each year compared to the prior year, a trend we expect to continue over the next several years. We have also been able to maintain high gross margins while providing our customer flexible pricing, with options to pay per release or enter longer-term agreements for a designated package of releases.

Newswire

The Newswire brand was acquired on November 1, 2022, as part of the iNewswire, LLC transaction. Today we continue to operate this brand independently as a stand-alone front-end marketing and news distribution brand option for private companies. Its distribution was fully integrated into the company’s main newswire brand ACCESSWIRE in early 2023. Newswire began in 2016 as an ecommerce news distribution platform, that has evolved over the years to serve thousands of customers globally. Additionally, the brand added new products to complement its news distribution services, such as media database, media rooms and PR Optimizer (”PRO”).

Our PRO offering, formally Media Advantage Platform, automates media and marketing communications for businesses seeking to deliver the right message to the right audience at the right time for the right purpose. Through the PRO offering, we provide content and media communications services that provide customers the opportunity to optimize their content and increase their media visibility, therefore building their brand awareness and engaging a larger audience. With the flexibility of these offerings, customers have the ability to choose between support with content optimization, increased media visibility, or both for optimal results. We believe the PRO product offering provides the most effective and efficient integrated media and content communication program available in the market today.

We believe for the near term, we will operate the newswire brand (newswire.com) platform separate from ACCESSWIRE as there are clear customer segmentation differentiation and offerings surrounding both the Investor Relations and Public Relations Community. However, as the market changes, we could move the brands together and alter the offerings to remain competitive in the market.

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

Media Database – Our media database is based on the idea that pitching the media should be a targeted endeavor. Our dataset includes only the journalists that are actively writing and publishing articles. We built this component in reverse, looking at the tens of millions of articles published annually and sorted articles by industry, publication and journalist, then curated the most accurate data of each contact and made it available within our media database. Additionally, within the interface we made it easy to see each article published by every journalist a user may want to connect with, making Media Suite a compelling combination of the right features and intelligence between database, pitching, and monitoring.

Media Pitching – Pitching is a critical part of the Media Suite because it allows the user to contact and connect with the most active journalists in their industry. Media Suite not only gives the user the professionals to pitch, it also offers AIMee, our AI writing and recommendation engine, to enhance the user’s message, write a new message and highlight engageable content to help bring their pitch to the forefront.

Media Monitoring – a brand Monitoring solution is extremely important, and every company should consider monitoring not only their brands, but their products, executives and competitors mentioned in all mediums – print, broadcast media and television, web, radio, video, blogs and social media. Our monitoring solution offers many of these mediums and we will continue to undergo expansion in each of these mediums with a goal of being a comprehensive media monitoring solution within the next year. Our media monitoring solution ties together our journalist contacts and mention analytics into and with a customer’s dashboard of daily activity.

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

This module has been incorporated within our webcasting offering to enable our customers the ability to conduct their annual meetings in-person or fully virtual. Our solution incorporates shareholder and guest registration, voting integration, real-time statistics on attendance, audio video and presentation features as well as fully managed meeting managers and inspector of elections. We believe a virtual component to an annual meeting is both a benefit to all shareholders and a corporate governance advantage.

Shareholder Distribution

In the past, we have worked on refining the model of digital distribution of our customers’ message to the investment community and beyond. This was accomplished by integrating our shareholder outreach module, Investor Network, into and with our Compliance offerings. Most of the customers subscribing to this module today are historical PrecisionIR (“PIR”) – Annual Report Service (“ARS”) users, as well as new customers purchasing the entire platform subscription. We migrated some of the customers from the traditional ARS business into this new digital subscription business, however, we continue to operate a portion of this legacy physical hard copy delivery of annual reports and prospectuses for customers who opt to take advantage of it. We continue to see customer attrition for customers who subscribe to both the electronic and physical distribution of reports as a stand-alone product.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2024 and 2023 (in 000’s):

	Three Months Ended March 31,		Percentage of Revenue(1)
	2024	2023	2024	2023
Revenue:
Communications revenue	$5,459	$6,566	78%	76%
Compliance revenue	1,503	2,053	22%	24%
Total revenue	6,962	8,619	100%	100%
Cost of revenue:
Communications cost of revenue	1,342	1,384	25%	21%
Compliance cost of revenue	379	445	25%	22%
Total cost of revenue	1,721	1,829	25%	21%
Gross Margin:
Communications gross margin	4,117	5,182	75%	79%
Compliance gross margin	1,124	1,608	75%	78%
Total gross margin	5,241	6,790	75%	79%
Operating Expenses:
General and administrative	1,819	2,332	26%	27%
Sales and marketing	2,096	2,381	30%	28%
Product development	654	774	9%	9%
Depreciation and amortization	724	722	10%	8%
Total expenses	5,293	6,209	76%	72%
Operating (loss) income	(52)	581	(1)%	7%
Interest expense, net	(276)	(238)	(4)%	(3)%
Other income (expense)	205	(535)	3%	(6)%
(Loss) income before income taxes	(123)	(192)	(2)%	(2)%
Income tax (benefit) expense	16	(48)	—	(1)%
Net (loss) income	$(139)	$(144)	(2)%	(2)%

(1) Percentage of revenue is calculated as the relevant revenue, expense, income amount divided by total revenue, except for communications and compliance cost of revenue and communications and compliance gross margin, which are divided by the related component of revenue.

Revenues

Total revenue decreased $1,657,000, or 19%, to $6,962,000 during the three months ended March 31, 2024, as compared to $8,619,000 for the same period in 2023. The decrease is attributable to declines in revenue in both our Communications and Compliance revenue streams.

Communications revenue decreased $1,107,000, or 17%, to $5,459,000 for the three months ended March 31, 2024, as compared to $6,566,000 for the same period of 2023. The decrease in revenue is due to both a decrease in volume in our Newswire business as well as decrease in pricing mix from our ACCESSWIRE business.  Additionally, revenue from our events and webcasting business was lower due to a large conference that occurred during the three months ended March 31, 2023, but not during the current year. Communications revenue represented 78% of total revenue during the three months ended March 31, 2024, as compared to 76% for the same period of 2023.

Compliance revenue decreased $550,000, or 27%, to $1,503,000 during the three months ended March 31, 2024, as compared to $2,053,000 during the same period of 2023. The decrease was primarily related to a decrease in revenue from print and proxy fulfillment services due to fewer and smaller transactions than in the prior year. Additionally, we had a decrease in revenue from our transfer agent services due to a decrease in corporate actions and directives during the period.  Revenue from these two services tends to fluctuate from quarter to quarter because they are project-based and dependent on market activity.

Revenue Backlog

As of March 31, 2024, our deferred revenue balance was $5,584,000, which we expect to recognize over the next twelve months, compared to $5,412,000 at December 31, 2023, an increase of 3%. Deferred revenue primarily consists of advance billings for pre-paid packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products and annual service contracts.

Cost of Revenues

Communications cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Compliance and other costs of revenue consists primarily of direct labor costs, warehousing, logistics, print production materials and postage. Cost of revenues decreased by $108,000, or 6%, during the three months ended March 31, 2024, as compared to the same period of 2023. Overall gross margin decreased $1,549,000, or 23%, during the three months ended March 31, 2024, compared to the same period of 2023. As a result, overall gross margin percentage decreased to 75% during the three months ended March 31, 2024, as compared to 79% during the same period of 2023.

Cost of revenues associated with our Communications revenue decreased $42,000, or 3%, during the three months ended March 31, 2024 as compared to the same period of 2023. This decrease is primarily due to lower volume noted earlier. Gross margin percentage associated with our Communications revenue was 75% for the three months ended March 31, 2024 compared to 79% for the same period of 2023. The decrease in gross margin percentage is due to lower Communications revenue.

Cost of revenues associated with our Compliance revenue decreased $66,000, or 15%, during the three months ended March 31, 2024 as compared to the same period of 2023. The decrease is primarily the result of lower print and postage costs associated with lower revenue from our print and proxy fulfillment services. As a result, gross margin percentage associated with our Compliance revenue decreased to 75% for the three months ended March 31, 2024, compared to 78% for the same period of 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $1,819,000 for the three months ended March 31, 2024, a decrease of $513,000 or 22%, as compared to the same period of 2023. The decrease is primarily driven by a benefit to stock compensation expense as a result of the resignation of an executive officer as well as lower one-time transaction and integration costs, partially offset by an increase in bad debt expense.

As a percentage of revenue, general and administrative expenses were 26% for the three months ended March 31, 2024, as compared to 27% for the same period of 2023.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $2,096,000 for the three months ended March 31, 2024, a decrease of $285,000, or 12%, as compared to the same period of 2023. This decrease is primarily due to lower employee-related expenses, including commissions.

As a percentage of revenue, sales and marketing expenses were 30% for the three months ended March 31, 2024, as compared to 28% for the same period of 2023.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses decreased $120,000, or 16%, to $654,000 during the three months ended March 31, 2024, as compared to 2023. The decrease is primarily due to the capitalization of $245,000 for our Media Suite product as well as enhancements to our ACCESSWIRE system. No costs were capitalized during the three months ended March 31, 2023.

As a percentage of revenue, product development expenses were 9% for both the three months ended March 31, 2024 and 2023.

Interest Income (Expense), Net

We recognized interest expense of $308,000 for the three-month period ended March 31, 2024, compared to $337,000 during the same period of 2023. For the three months ended March 31, 2024, interest expense is related to our long-term credit agreement. For the three months ended March 31, 2023, interest expense primarily represents interest attributed to the $22,000,000 Seller Note, as well as $47,000 of accrued interest related to our long-term credit agreement. These amounts are offset by interest income on deposit and money market accounts of $32,000 and $99,000 for the three months ended March 31, 2024 and 2023, respectively.

Other income (expense)

Other income (expense) represents the change in fair value of our interest rate swap.  For the three months ended March 31, 2023, Other income (expense) also includes expense related to $370,000 paid to extinguish the Seller Note.

Income Taxes

We recognized an income tax expense of $16,000 for the three-month period ended March 31, 2024, compared to income tax benefit of $48,000 during the same period of 2023. For the three-month periods ended March 31, 2024 and 2023, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax. For the three months ended March 31, 2024, the effective tax rate was also impacted by additional expense associated with vesting of stock-based compensation awards.

Liquidity and Capital Resources

As of March 31, 2024, we had $5,399,000 in cash and cash equivalents and $4,201,000 in net accounts receivable. Current liabilities as of March 31, 2024, totaled $13,215,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of long-term debt, current portion of lease liabilities and other accrued expenses. On March 31, 2024, our current liabilities exceeded our current assets by $2,116,000.

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

The Company began making monthly interest only payments on the Term Loan beginning on April 1, 2023. On January 1, 2024, the Company began making monthly principal payments of $333,333 plus interest payments on the Term Loan until the maturity date of December 20, 2028.

The proceeds of the Term Loan along with certain cash on hand of the Company were used to repay in its entirety the one-year Secured Promissory Note (the “Seller Note”) issued to Lead Capital, LLC (“the Seller”) in connection with the Company’s November 1, 2022 acquisition of iNewswire.com LLC (“Newswire”) for a lump sum payment of $22,880,000. In order to settle the Seller Note on March 20, 2023, the Company paid $370,000 to Seller, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other expense on the Consolidated statements of operations.

The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Pinnacle’s commitment to fund under the Revolving LOC terminates on September 1, 2024, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its existing $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of March 31, 2024, there was no outstanding balance under the Revolving LOC and the interest rate was 7.37%

The Credit Agreement contains the following financial covenants, which commence with fiscal quarter ending June 30, 2023: a fixed charge coverage ratio of no less than 1.20:1.00 and a leverage ratio requiring that, for each fiscal quarter of the Company ending on or after June 30, 2023 through September 30, 2023, the leverage ratio shall not exceed 2.75:1.00 and for each fiscal quarter of the Company ending after December 31, 2023, the leverage ratio shall not exceed 2.50:1.00.

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

For the three months ended March 31, 2024 and 2023, free cash flow and adjusted free cash flow were as follows:

	Three Months Ended March 31,
	2024	2023

Net cash provided by operating activities (US GAAP)	$986	$272
Payments for purchase of fixed assets and capitalized software	(261)	(5)
Free cash flow (Non-GAAP)	725	267
Cash paid for acquisition and integration related items (1)	23	77
Cash paid for other unusual items (2)	35	395
Adjusted free cash flow (Non-GAAP)	$783	$739

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, paid during the periods.
(2)

For the three months ended March 31, 2024, this relates to payments for one-time accounting fees during the period. For the three months ended March 31, 2023, this adjustment is primarily related to a one-time payment of $370,000 related to the early extinguishment of the Seller Note.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures and should not be considered as a substitute for analysis of our results as reported under US GAAP.  These measures are defined differently by different companies, and accordingly, such measures may not be comparable to similarly titled measures of other companies and have important limitations as an analytical tool.

A reconciliation of net income to adjusted EBITDA for the three months ended March 31, 2024 and 2023 is presented in the following table (in 000’s):

	Three Months Ended March 31,
	2024	2023
	Amount	Amount

Net loss:	$(139)	$(144)
Adjustments:
Depreciation and amortization	770	736
Interest expense, net	276	238
Income tax expense (benefit)	16	(48)
EBITDA	923	782
Acquisition and/or integration costs (1)	65	234
Other non-recurring expenses (2)	(170)	535
Stock-based compensation expense (3)	(67)	337
Adjusted EBITDA:	$751	$1,888

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, incurred during the periods.
(2)

For the three months ended March 31, 2024, this adjustment gives effect to the change in fair value of our interest rate swap of $205,000, partially offset by one-time accounting costs of $35,000. For the three months ended March 31, 2023, this adjustment gives effect to $370,000 payment related to early extinguishment of Seller Note and $165,000 loss due to the change in fair value of our interest rate swap.

(3)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects. For the three months ended March 31, 2024, this amount includes a benefit as a result of the resignation of an executive officer.

A reconciliation of net income to adjusted net income for the three months ended March 31, 2024 and 2023 is presented in the following table (in 000’s):

	Three Months Ended March 31,
	2024		2023
	Amount	Per diluted share	Amount	Per diluted share

Net loss:	$(139)	$(0.04)	$(144)	$(0.04)
Adjustments:
Amortization of intangible assets(1)	685	0.18	685	0.18
Stock-based compensation expense(2)	(67)	(0.01)	337	0.09
Other unusual items(3)	(105)	(0.03)	769	0.20
Discrete items impacting income tax expense(4)	55	0.01	—	—
Tax impact of adjustments(5)	(108)	(0.03)	(376)	(0.10)
Non-GAAP net income:	$321	0.08	$1,271	$0.33
Weighted average number of common shares outstanding – diluted	3,821		3,810

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects. For the three months ended March 31, 2024, this amount includes a benefit as a result of the resignation of an executive officer.

(3)

For the three months ended March 31, 2024, this adjustment gives effect to the change in fair value of our interest rate swap of $205,000, partially offset by one-time corporate projects, including acquisition and integration expenses, incurred during the period of $100,000. For the three months ended March 31, 2023, this adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, incurred during the period of $234,000, $370,000 related to the early extinguishment of the Seller Note associated with the Newswire acquisition and $165,000 loss related to the change in fair value of our interest rate swap.

(4)

This adjustment gives effect to discrete items that impact income tax expense. For the three months ended March 31, 2024, this relates to additional expense associated with vesting of stock-based compensation awards.

(5)	This adjustment gives effect to the tax impact of all non-GAAP adjustments at the current Federal tax rate of 21%.

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

Market factors like the current military conflicts in Ukraine and Israel, instability in global energy markets, global inflation and the increase of interest rates have contributed to significant global economic uncertainty, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic outlook, we believe the demand for our platforms and services is stable in a majority of the markets we serve. The historical success of our Communications offering has been led by our ACCESSWIRE branded newswire, which is now complemented by the Newswire business.

We believe there is demand for our products around the world, led by our ACCESSWIRE and Newswire brands, as companies seek to find better platforms and tools to disseminate and communicate their messages in a more efficient and collaborative way. However, under current accounting standards, in the event our stock price continues to decline, or we do not see stable to increased demand for our combined newswire business through 2024 and beyond, it may be possible we will be required to write down goodwill and/or intangible assets, specifically related to the Newswire acquisition, if we determine the assets have been impaired. If a write-down of goodwill and/or intangible assets were to occur, it would likely have a material negative effect on our consolidated financial statements.

We believe the continued transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during 2024:

•	Expanding our Communications products and adapting to this changing industry,
•	Evaluating acquisitions in areas of strategic focus,
•	Expanding our Communications sales and marketing teams and digital marketing strategy,
•	Expanding customer base,
•	Expanding our newswire distribution,
•	Investing in technology advancements and upgrades,
•	Generating profitable sustainable growth
•	Generating cash flows from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form10-Q, the Company’s Chief Executive Officer and Interim Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and have not materially changed since its most recent annual report except for the resignation of our former Chief Financial Officer, Timothy Pitoniak, effective March 8, 2024. Mr. Pitoniak was replaced by Steven Knerr as our Interim Chief Financial Officer effective March 8, 2024. Immediately prior to the appointment, Mr. Knerr was the Company’s Vice President of Finance and Controller. Mr. Knerr has served as the Company’s Controller from August 2013 until May 2015, its interim Chief Financial Officer from May 2015 until November 2015 and its Chief Financial Officer from November 2015 until January 2022, when he assumed the role of Vice President of Finance and Controller.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are neither a party to any litigation nor are we aware of any such threatened or pending litigation which we believe might result in a material adverse effect to our business.

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

Date: May 9, 2024

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Interim Chief Financial Officer

