Form 10-Q
period 2024-06-30
ISSUER DIRECT CORP
filed 2024-08-08
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,833,977 shares of common stock were issued and outstanding as of August 8, 2024.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,020	$5,714
Accounts receivable (net of allowance for doubtful accounts of $1,156 and $1,119, respectively	4,686	4,368
Income tax receivable	202	232
Other current assets	1,331	1,190
Total current assets	10,239	11,504
Capitalized software (net of accumulated amortization of $3,524 and $3,424, respectively)	856	556
Fixed assets (net of accumulated depreciation of $841 and $765, respectively)	435	495
Right-of-use asset – leases	894	1,022
Other long-term assets	344	158
Goodwill	21,927	21,927
Intangible assets (net of accumulated amortization of $10,926 and $9,562, respectively)	28,126	29,490
Total assets	$62,821	$65,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,077	$1,308
Accrued expenses	1,983	1,919
Income taxes payable	23	11
Current portion of long-term debt	4,000	4,000
Deferred revenue	5,476	5,412
Total current liabilities	12,559	12,650
Long-term debt (net of debt discount of $78 and $87, respectively)	13,922	15,913
Deferred income tax liability	59	139
Lease liabilities – long-term	840	1,009
Other long-term liabilities	—	21
Total liabilities	27,380	29,732
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,831,711 and 3,815,212 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	23,731	23,531
Other accumulated comprehensive loss	(96)	(49)
Retained earnings	11,802	11,934
Total stockholders' equity	35,441	35,420
Total liabilities and stockholders’ equity	$62,821	$65,152

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues	$7,687	$9,651	$14,649	$18,270
Cost of revenues	1,785	2,336	3,506	4,165
Gross profit	5,902	7,315	11,143	14,105
Operating costs and expenses:
General and administrative	2,164	2,274	3,983	4,606
Sales and marketing expenses	1,970	2,039	4,066	4,420
Product development	719	532	1,373	1,306
Depreciation and amortization	715	723	1,439	1,445
Total operating costs and expenses	5,568	5,568	10,861	11,777
Operating income	334	1,747	282	2,328
Interest expense, net	(294)	(281)	(570)	(519)
Other income (expense), net	14	379	219	(156)
Income (loss) before taxes	54	1,845	(69)	1,653
Income tax expense	47	482	63	434
Net income (loss)	$7	$1,363	$(132)	$1,219
Income (loss) per share – basic	$0.00	$0.36	$(0.03)	$0.32
Income (loss) per share – fully diluted	$0.00	$0.36	$(0.03)	$0.32
Weighted average number of common shares outstanding – basic	3,821	3,795	3,818	3,793
Weighted average number of common shares outstanding – fully diluted	3,823	3,808	3,821	3,809

The accompanying notes are an integral part of these unaudited financial statements.

4

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net income (loss)	$7	$1,363	$(132)	$1,219
Foreign currency translation adjustment	(13)	44	(47)	45
Comprehensive (loss) income	$(6)	$1,407	$(179)	$1,264

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2022	3,791,020	$4	$22,147	$(96)	$11,168	$33,223
Stock-based compensation expense	—	—	337	—	—	337
Foreign currency translation	—	—	—	1	—	1
Net loss	—	—	—	—	(144)	(144)
Balance at March 31, 2023	3,791,020	$4	$22,484	$(95)	$11,024	$33,417
Stock-based compensation expense	—	—	354	—	—	354
Exercise of stock awards, net of tax	18,129	—	—	—	—	—
Foreign currency translation	—	—	—	44	—	44
Net income	—	—	—	—	1,363	1,363
Balance at June 30, 2023	3,809,149	$4	$22,838	$(51)	$12,387	$35,178

Balance at December 31, 2023	3,815,212	$4	$23,531	$(49)	$11,934	$35,420
Stock-based compensation expense	—	—	(67)	—	—	(67)
Exercise of stock awards, net of tax	2,167	—	—	—	—	—
Foreign currency translation	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(139)	(139)
Balance at March 31, 2024	3,817,379	$4	$23,464	$(83)	$11,795	$35,180
Stock-based compensation expense	—	—	267	—	—	267
Exercise of stock awards, net of tax	14,332	—	—	—	—	—
Foreign currency translation	—	—	—	(13)	—	(13)
Net income	—	—	—	—	7	7
Balance at June 30, 2024	3,831,711	$4	$23,731	$(96)	$11,802	$35,441

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(132)	$1,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,540	1,472
Provision for credit losses	595	260
Deferred income taxes	(72)	(299)
Change in fair value of interest rate swaps	(219)	(214)
Stock-based compensation expense	200	691
Non-cash interest adjustment on note payable	8	4
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(928)	(1,587)
Decrease (increase) in other assets	52	(256)
Increase (decrease) in accounts payable	(230)	(89)
Increase (decrease) in accrued expenses	(110)	488
Increase (decrease) in deferred revenue	92	314
Net cash provided by operating activities	796	2,003

Cash flows from investing activities:
Capitalized software	(400)	(167)
Purchase of fixed assets	(16)	(11)
Purchase of acquired business, net of cash received	—	350
Net cash provided by (used in) investing activities	(416)	172

Cash flows from financing activities:
Payment of note payable	(2,000)	(22,000)
Issuance of secured promissory note	—	19,988
Payment for capitalized debt issuance costs	—	(88)
Net cash used in financing activities	(2,000)	(2,100)

Net change in cash and cash equivalents	(1,620)	75
Cash and cash equivalents – beginning	5,714	4,832
Currency translation adjustment	(74)	54
Cash and cash equivalents – ending	$4,020	$4,961

Supplemental disclosures:
Cash paid for income taxes	$101	$158
Cash paid for interest	$754	$887

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of June 30, 2024 and consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the three and six-month periods ended June 30, 2024 and 2023 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2023 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K for the year ended December 31, 2023.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 70,750 and 68,750 were excluded in the computation of diluted earnings per common share during the three and six-month periods ended June 30, 2024, respectively, because their impact was anti-dilutive. There were 72,250 shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three and six-month periods ended June 30, 2023, because their impact was anti-dilutive.

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

The Company's contracts include either a subscription to its entire platform, certain modules within the platform or to its Press Release Optimizer Plan (“PRO”), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company separates revenue from its contracts into two revenue streams: i) Communications and ii) Compliance. Performance obligations of Communications contracts include providing subscriptions to certain modules or our entire Communications platform, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. PRO subscription contracts contain two performance obligations: (i) the first is a series of distinct services that include, but are not limited to, developing specific media plans, and creating content to be distributed and (ii) the second performance obligation being access to the PRO platform along with distribution of press releases, ongoing support, and assessment of performance as a stand-ready obligation. Performance obligations of Compliance contracts include providing subscriptions to certain Compliance modules or other stand-ready obligations to deliver services and annual report printing and distribution. Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as press releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of June 30, 2024 and December 31, 2023, was $5,476,000 and $5,412,000, respectively, and is expected to be recognized within one year. Revenue recognized for the six months ended June 30, 2024 and 2023, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $4,934,000 and $4,337,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $4,686,000 and $4,368,000 as of June 30, 2024 and December 31, 2023, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of June 30, 2024 and December 31, 2023, the Company has capitalized $118,000 and $130,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

The roll forward of the allowance for doubtful accounts for the three and six-months ended June 30, 2024 and 2023, are as follows (in 000’s):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Beginning balance	$1,144	$858	$1,119	$745
Provision for credit losses	313	109	595	260
Write-offs	(301)	(11)	(558)	(49)
Ending Balance	1,156	956	1,156	956

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. As of June 30, 2024, the Company’s domestic cash balance is spread among different depository institutions such that there is no balance which exceeds the FDIC insurance limit of $250,000. The Company also had cash-on-hand of $64,000 in Europe and $1,293,000 in Canada as of June 30, 2024.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and six-month periods ended June 30, 2024 and 2023, are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Capitalized software development costs	$155	$167	$400	$167
Amortization included in cost of revenues	54	13	100	28

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

As of June 30, 2024 and December 31, 2023, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

As of June 30, 2024, the Company’s market capitalization is less than the carrying value of its equity, plus net debt. This may be an indicator of impairment of the Company’s long-lived assets, however, at this time, management believes the Company’s stock price is in temporary decline and also considers other factors such as future growth, positive cash flow and other measures the Company is able to control in determining if a quantitative test is necessary. Should the stock price continue to remain at levels below the Company’s carrying value, a quantitative test may be necessary, which could conclude an impairment exists.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Advertising

The Company expenses advertising as incurred. During the three and six-month periods ended June 30, 2024, advertising expense was $339,000 and $778,000, respectively. During the three and six-month periods ended June 30, 2023, advertising expense was $364,000 and $826,000, respectively.

Stock-based Compensation

The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The associated cost is recognized over the period during which an employee or director is required to provide service in exchange for the award.

Note 3: Equity

Dividends

The Company did not pay any dividends during the three and six-month periods ended June 30, 2024 and 2023.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the three and six-month periods ended June 30, 2024 and 2023, other than stock awarded to employees and the Board of Directors.

2014 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan, as amended (the “2014 Plan”). Under the terms of the 2014 Plan, the Company is authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan was effective through March 31, 2024. As of June 30, 2024, there are 105,076 shares which remain to be granted under the 2014 Plan. These shares were assumed by the 2023 Plan described below.

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of June 30, 2024, there are 358,244 shares which remain to be granted under the 2023 Plan, including 105,076 shares assumed under the 2014 Plan described above.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2024:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$ 0.01 - 8.00	5,000	1.39	$6.80	5,000
$ 8.01 - 11.00	3,000	3.50	$10.25	3,000
$ 11.01 - 16.00	18,000	4.03	$13.12	18,000
$ 16.01 - 27.00	38,000	7.55	$24.96	15,500
$ 27.01 - 27.71	12,750	7.55	$27.71	—
Total	76,750	6.16	$20.88	41,500

As of June 30, 2024, the Company had unrecognized stock compensation related to the options of $291,000, which will be recognized through 2027.

During the three and six-months ended June 30, 2024, the Company granted 6,000 and 32,500, respectively, of restricted stock units to employees and contractors, which vest at various intervals over the next 3 years. The average grant date fair value of these grants was $9.70 and $13.91 per share during the three and six-month periods ended June 30, 2024, respectively. During the three and six-months ended June 30, 2023, the Company granted 14,332 and 74,732 restricted stock units, with a grant date fair value of $18.70 and $26.08 per share, respectively. During the three and six-month periods ended June 30, 2024, 14,332 and 16,499 restricted stock units with an average intrinsic value of $18.70 and 19.95 per share, respectively, vested. As of June 30, 2024, there was $1,143,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2027.

Note 4: Income Taxes

The Company recognized an income tax expense of $47,000 and $63,000 for the three and six-month period ended June 30, 2024, compared to income tax expense of $482,000 and $434,000 during the same periods of 2023. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month periods ended June 30, 2024 and 2023, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax and expenses not deductible for tax purposes. For the three and six-month periods ended June 30, 2024, the effective tax rate was also impacted by additional expense associated with vesting of stock-based compensation.

Note 5: Leases

Leasing activity generally consists of office leases. In March 2019, we signed a new lease to move the corporate headquarters to Raleigh, North Carolina. The new lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of June 30, 2024. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $1,224,000 as of June 30, 2024. The current portion of this liability of $384,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $840,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Lease expense
Operating lease expense	$76	$76	$152	$152
Variable lease expense	18	15	32	21
Total lease expense	$94	$91	$184	$173

The weighted-average remaining non-cancelable lease term for our operating leases was 3.50 years as of June 30, 2024. As of June 30, 2024, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on June 30, 2024, are as follows (in 000’s):

Year Ended December 31:
2024	$191
2025	390
2026	401
2027	412
Total lease payments	1,394
Present value adjustment	(170)
Lease liability	$1,224

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

Note 6: Revenue

The Company considers itself to be a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream in (000’s):

	Three months ended June 30,
Revenue Streams	2024		2023
Communications	$5,944	77.3%	$5,936	61.5%
Compliance	1,743	22.7%	3,715	38.5%
Total	$7,687	100.0%	$9,651	100.0%

	Six months ended June 30,
Revenue Streams	2024		2023
Communications	$11,403	77.8%	$12,502	68.4%
Compliance	3,246	22.2%	5,768	31.6%
Total	$14,649	100.0%	$18,270	100.0%

The Company did not have any customers during the three and six-month periods ended June 30, 2024 or the six-month period ended June 30, 2023 that accounted for more than 10% of our revenue. There was one customer during the three-month period ended June 30, 2023 that accounted for more than 10% of revenue.

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

The Company began making monthly interest only payments on the Term Loan on April 1, 2023. On January 1, 2024, the Company began making monthly principal payments of $333,333 plus interest payments on the Term Loan until the maturity date of December 20, 2028.

The proceeds of the Term Loan along with certain cash on hand of the Company were used to repay in its entirety the one-year Secured Promissory Note (the “Seller Note”) issued to Lead Capital, LLC (“the Seller”) in connection with the Company’s November 1, 2022 acquisition of iNewswire.com LLC (“Newswire”) for a lump sum payment of $22,880,000. In order to settle the Seller Note on March 20, 2023, the Company paid $370,000 to Seller, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other income (expense), net on the Consolidated statements of operations for the six months ended June 30, 2023.

Effective June 25, 2024, the aggregate principal amount of the Revolving LOC was reduced to $1,500,000. The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Effective June 25, 2024, Pinnacle’s commitment to fund under the Revolving LOC was amended to terminate on June 30, 2025, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its existing $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of June 30, 2024, there was no outstanding balance under the Revolving LOC and the interest rate was 7.39%.

The Credit Agreement originally contained financial covenants, which commenced with fiscal quarter ending June 30, 2023, and were subsequently amended on June 25, 2024, as follows:

	Original	As Amended
Fiscal Quarter	Fixed Charge Coverage Ratio	Fixed Charge Coverage Ratio
Each fiscal quarter ending on or after June 30, 2023 through June 30, 2024	1.2:1.0	1.2:1.0
Fiscal quarter ending on or after September 30, 2024 through March 31, 2025	1.2:1.0	1.15:1.0
Each fiscal quarter ending on or after June 30, 2025	1.2:1.0	1.2:1.0

	Leverage Ratio	Leverage Ratio
Each fiscal quarter ending on or after June 30, 2023 through September 30, 2023	2.75:1.0	2.75:1.0
Fiscal quarter ending December 31, 2023	2.5:1.0	2.5:1.0
Fiscal quarter ending March 31, 2024	2.5:1.0	2.75:1.0
Each fiscal quarter ending on or after June 30, 2024 through September 30, 2024	2.5:1.0	3.5:1.0
Fiscal quarter ending December 31, 2024	2.5:1.0	3.0:1.0
Fiscal quarter ending March 31, 2025	2.5:1.0	2.85:1.0
Each fiscal quarter ending on or after June 30, 2025	2.5:1.0	2.75:1.0

Additionally, as long as the Company maintains a Leverage Ratio greater than 2.75 : 1.0, the Company is required to maintain unrestricted liquidity, as defined in the amendment, of not less than $1,500,000, beginning June 30, 2024.

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

Note 8: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company has $20,000,000 of notional amount interest rate swap agreement, which amortizes in-line with its long-term credit agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. At June 30, 2024, the weighted average rate was 7.69%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of June 30, 2024 and December 31, 2023 was a net asset of $198,000 and net liability of $21,000, respectively, and is included in Other long-term assets and Other long-term liabilities, in the Consolidated Balance Sheets. The fair value of the swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. During the three and six-month periods ended June 30, 2024, we recognized a gain of $14,000 and $219,000, respectively, in Other income (expense) in the Consolidated statements of operations, as a result of the interest rate swap. During the three and six-month periods ended June 30, 2023, we recognized a gain of $379,000 and $214,000, respectively, in Other income (expense) in the Consolidated statements of operations, as a result of the interest rate swap.

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

Long term, we expect the Communications portion of our business to continue to increase, both in terms of overall revenue and as compared to the Compliance portion of our business. Therefore, we plan to continue to invest in offerings we intend to incorporate into and complement our Communications product lineup. Within most of our target markets, customers require several individual services and/or software providers to meet their communications and investor relations needs. We believe our platform can address all these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

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

Communications

Our Communications platform consists of our press release distribution businesses branded as ACCESSWIRE and Newswire, our webcasting and events business, professional conference and events software, as well as our investor relations website technology. Our ACCESSWIRE and Newswire news distribution platforms have been integrated into one dissemination platform that will give our customers all the distribution benefits of our global distribution footprint. These products are sold as the leading part of our Communications subscription, as well as individually to customers around the globe and are further described below. Like other newswires, ours are dependent upon several key partners for its news distribution. Disruption in any of our partnerships could have a materially adverse impact on our overall business.

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

Newswire

The Newswire brand was acquired on November 1, 2022, as part of the iNewswire, LLC transaction. Today we continue to operate this brand independently as a stand-alone front-end marketing and news distribution brand option for private companies. Its distribution was fully integrated into ACCESSWIRE’s distribution network in early 2023. Newswire began in 2016 as an ecommerce news distribution platform, that has evolved over the years to serve thousands of customers globally. Additionally, the brand added new products to complement its news distribution services, such as media database, media rooms and PR Optimizer (”PRO”).

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

We believe for the near term we will operate the newswire brand (newswire.com) platform separate from ACCESSWIRE as there are clear customer segmentation differentiation and offerings surrounding both the Investor Relations and Public Relations Community. However, as the market changes, we could move the brands together and alter the offerings to remain competitive in the market.

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

Media Suite includes three products: Media Database, Media Pitching, and Media Monitoring, all of which are further described below.

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

During 2023 we released significant upgrades to our investor relations website, that included ADA Compliance (Americans with Disabilities Act) which ensures that people with disabilities have the same access to all areas of a business's premises, specifically, customers’ websites. This add-on requires a recurring annual subscription and is delivered fully integrated into and with our investor relations website offering.

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

Results of Operations

Comparison of results of operations for the three and six-months ended June 30, 2024 and 2023 (in 000’s):

	Three Months Ended June 30,		Percentage of Revenue(1)
	2024	2023	2024	2023
Revenue:
Communications revenue	$5,944	$5,936	77%	62%
Compliance revenue	1,743	3,715	23%	38%
Total revenue	7,687	9,651	100%	100%
Cost of revenue:
Communications cost of revenue	1,326	1,433	22%	24%
Compliance cost of revenue	459	903	26%	24%
Total cost of revenue	1,785	2,336	23%	24%
Gross Margin:
Communications gross margin	4,618	4,503	78%	76%
Compliance gross margin	1,284	2,812	74%	76%
Total gross margin	5,902	7,315	77%	76%
Operating Expenses:
General and administrative	2,164	2,274	28%	24%
Sales and marketing	1,970	2,039	26%	21%
Product development	719	532	9%	6%
Depreciation and amortization	715	723	9%	7%
Total expenses	5,568	5,568	72%	58%
Operating income	334	1,747	4%	18%
Interest expense, net	(294)	(281)	(4)%	(3)%
Other income	14	379	0%	4%
Income before income taxes	54	1,845	1%	19%
Income tax expense	47	482	1%	5%
Net income	$7	$1,363	0%	14%

	Six Months Ended June 30,		Percentage of Revenue(1)
	2024	2023	2024	2023
Revenue:
Communications revenue	$11,403	$12,502	78%	68%
Compliance revenue	3,246	5,768	22%	32%
Total revenue	14,649	18,270	100%	100%
Cost of revenue:
Communications cost of revenue	2,668	2,817	23%	23%
Compliance cost of revenue	838	1,348	26%	23%
Total cost of revenue	3,506	4,165	24%	23%
Gross Margin:
Communications gross margin	8,735	9,685	77%	77%
Compliance gross margin	2,408	4,420	74%	77%
Total gross margin	11,143	14,105	76%	77%
Operating Expenses:
General and administrative	3,983	4,606	27%	25%
Sales and marketing	4,066	4,420	28%	24%
Product development	1,373	1,306	9%	7%
Depreciation and amortization	1,439	1,445	10%	8%
Total expenses	10,861	11,777	74%	64%
Operating income	282	2,328	2%	13%
Interest expense, net	(570)	(519)	(4)%	(3)%
Other income (expense), net	219	(156)	1%	(1)%
(Loss) income before income taxes	(69)	1,653	0%	9%
Income tax expense	63	434	0%	2%
Net (loss) income	$(132)	$1,219	(1)%	7%

(1)

Percentage of revenue is calculated as the relevant revenue, expense, income amount divided by total revenue, except for communications and compliance cost of revenue and communications and compliance gross margin, which are divided by the related component of revenue.

Revenues

Total revenue decreased $1,964,000, or 20%, to $7,687,000 during the three months ended June 30, 2024, as compared to $9,651,000 for the same period of 2023. Total revenue decreased by $3,621,000, also 20%, to $14,649,000 during the six months ended June 30, 2024, as compared to $18,270,000 during the same period of 2023. For the three months ended June 30, 2024, the decrease is attributable to a decrease in revenue from our Compliance revenue stream, however for the six months ended June 30, 2024, the decrease in revenue is attributable to a decrease in both our Compliance and Communications revenue streams.

Communications revenue increased $8,000 to $5,944,000 for the three months ended June 30, 2024, compared to $5,936,000 for the same period of 2023. For the six months ended June 30, 2024, Communications revenue decreased $1,099,000, or 9% to $11,403,000 from $12,502,000 for the same period of 2023. The decrease in revenue for the six months ended June 30, 2024, is primarily attributable to lower volumes from our Newswire brand. Communications revenue represented 77% and 78% of total revenue during the three and six months ended June 30, 2024, respectively, as compared to 62% and 68%, respectively, for the same periods of 2023.

Compliance revenue decreased $1,972,000, or 53% and $2,522,000, or 44%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023. The decrease is primarily related to a decrease in revenue from our print and proxy fulfillment services due to a few one-time, significant transactions which occurred during the three and six months ended June 30, 2023, however, did not occur in the current year. Additionally, we experienced a decrease in revenue from our transfer agent services due to a decrease in corporate actions and directives during the period.

Revenue Backlog

As of June 30, 2024, our deferred revenue balance was $5,476,000, which we expect to recognize over the next twelve months, compared to $5,412,000 as of December 31, 2023, an increase of 1%. Deferred revenue primarily consists of advance billings for pre-paid packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products and annual service contracts.

Cost of Revenues

Communications cost of revenues consist primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Compliance cost of revenues consist primarily of direct labor costs, warehousing, logistics, print production materials and postage. Cost of revenues decreased $551,000, or 24% and $659,000, or 16%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023. Overall gross margin decreased $1,413,000, or 19% and $2,962,000, or 21%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023. Overall gross margin percentage increased to 77% for the three months ended June 30, 2024, as compared to 76% during the same period of 2023, however, decreased 1% during the six months ended June 30, 2024, as compared to the same period of 2023.

Cost of revenues associated with our Communications revenue decreased $107,000, or 7% and $149,000, or 5%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023. The decreases are primarily due optimization of our editorial staff and lower distribution costs. Gross margin percentage associated with our Communications revenue was 78% and 77% for the three and six-months ended June 30, 2024, respectively, as compared to 76% and 77% during the same periods of 2023.

Cost of revenues associated with our Compliance revenue decreased $444,000, or 49% and $510,000, or 38%, during the three and six months ended June 30, 2024, respectively, as compared to the same period of 2023. The decrease is due to lower print and postage costs associated with the decreased revenue from print and proxy fulfillment services during the periods. As a result, gross margin percentage associated with our Compliance revenue decreased to 74% for the three and six-months ended June 30, 2024, as compared to 76% and 77%, respectively, for the same periods of 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including provision for credit losses) and facility and equipment expenses. General and administrative expenses were $2,164,000 during the three months ended June 30, 2024, a decrease of $110,000, or 5%, as compared to the same period of 2023. General and administrative expenses were $3,983,000 for the six months ended June 30, 2024, a decrease of $623,000, or 14%, as compared to the same period of 2023. The decreases are primarily driven by a benefit to stock compensation expense as a result of the resignation of an executive officer, a decrease in corporate headcount, as well as, lower one-time transaction and integrations costs, partially offset by an increase in the provision for credit losses.

As a percentage of revenue, general and administrative expenses were 28% and 27% for the three and six-months ended June 30, 2024, respectively, as compared to 24% and 25% for the same periods of 2023.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $1,970,000 for the three months ended June 30, 2024, a decrease of $69,000, or 3%, as compared to the same period of 2023. Sales and marketing expenses were $4,066,000 for the six months ended June 30, 2024, a decrease of $354,000, or 8% as compared to the same period of 2023. These decreases are primarily due to lower employee-related expenses, including commissions.

As a percentage of revenue, sales and marketing expenses were 26% and 28% for the three and six months ended June 30, 2024, respectively, as compared to 21% and 24% for the same periods of 2023.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses increased $187,000, or 35% and $67,000, or 5% to $719,000 and $1,373,000 during the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023. These increases are primarily due to an increase in headcount as we continue to invest in our products and technology. During the three and six months ended June 30, 2024, we capitalized $155,000 and $400,000, respectively, compared to $167,000 during both the three and six months ended June 30, 2023.

As a percentage of revenue, product development expenses were 9% for both the three and six months ended June 30, 2024, respectively, as compared to 6% and 7% for the same periods of 2023.

Interest expense, net

We recognized interest expense of $315,000 and $623,000 for the three and six months ended June 30, 2024, respectively, compared to $375,000 and 712,000 during the same periods of 2023. Interest expense for these periods is related to our long-term credit agreement. For the six months ended June 30, 2023, interest expense is also attributed to the $22,000,000 Seller Note. These amounts are partially offset by interest income of $21,000 and $53,000 for the three and six months ended June 30, 2024, respectively, and $94,000 and $193,000 for the three and six months ended June 30, 2023, from deposit and money market accounts.

Other income (expense), net

Other income (expense), net represents the change in fair value of our interest rate swap. For the six months ended June 30, 2023, Other income (expense), net also includes expense related to $370,000 paid to extinguish the Seller Note.

Income Taxes

The Company recognized an income tax expense of $47,000 and $63,000 for the three and six-month period ended June 30, 2024, compared to income tax expense of $482,000 and $434,000 during the same periods of 2023. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month periods ended June 30, 2024 and 2023, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax and expenses not deductible for tax purposes. For the three and six-month periods ended June 30, 2024, the effective tax rate was also impacted by additional expense associated with vesting of stock-based compensation.

Liquidity and Capital Resources

As of June 30, 2024, we had $4,020,000 in cash and cash equivalents and $4,686,000 in net accounts receivable. Current liabilities as of June 30, 2024, totaled $12,559,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of long-term debt, current portion of lease liabilities and other accrued expenses. On June 30, 2024, our current liabilities exceeded our current assets by $2,320,000.

See Note 7 to our financial statements regarding information on our Credit Agreement.

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

For the three and six months ended June 30, 2024 and 2023, free cash flow and adjusted free cash flow were as follows:

	Three Months Ended June 30,
	2024	2023

Net cash (used in) provided by operating activities (US GAAP)	$(190)	$1,731
Payments for purchase of fixed assets and capitalized software	(155)	(163)
Free cash flow (Non-GAAP)	(345)	1,568
Cash paid for acquisition and/or integration related items (1)	—	204
Cash paid for other unusual items (2)	53	—
Adjusted free cash flow (Non-GAAP)	$(292)	$1,772

	Six Months Ended June 30,
	2024	2023

Net cash provided by operating activities (US GAAP)	$796	$2,003
Payments for purchase of fixed assets and capitalized software	(416)	(168)
Free cash flow (Non-GAAP)	380	1,835
Cash paid for acquisition and/or integration related items (1)	23	281
Cash paid for other unusual items (2)	88	395
Adjusted free cash flow (Non-GAAP)	$491	$2,511

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses, paid during the periods.
(2)

For the three and six months ended June 30, 2024, this adjustment gives effect to payments for one-time accounting fees, termination benefits and other non-recurring or unusual expenses. During the six months ended June 30, 2023, this adjustment is primarily related to a one-time payment of $370,000 related to the early termination of the note payable associated with the Newswire acquisition.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures and should not be considered as a substitute for analysis of our results as reported under US GAAP.  These measures are defined differently by different companies, and accordingly, such measures may not be comparable to similarly titled measures of other companies and have important limitations as an analytical tool.

A reconciliation of net income to adjusted EBITDA for the three and six months ended June 30, 2024 and 2023, is presented in the following table (in 000’s):

	Three Months Ended June 30,
	2024	2023
	Amount	Amount

Net income:	$7	$1,363
Adjustments:
Depreciation and amortization	770	736
Interest expense, net	294	281
Income tax expense	47	482
EBITDA	1,118	2,862
Acquisition and/or integration costs(1)	42	137
Other non-recurring expenses(2)	38	(334)
Stock-based compensation expense(3)	267	354
Adjusted EBITDA:	$1,465	$3,019

	Six Months Ended June 30,
	2024	2023
	Amount	Amount

Net (loss) income:	$(132)	$1,219
Adjustments:
Depreciation and amortization	1,540	1,472
Interest expense, net	570	519
Income tax expense	63	434
EBITDA	2,041	3,644
Acquisition and/or integration costs(1)	107	371
Other non-recurring expenses(2)	(132)	201
Stock-based compensation expense(3)	200	691
Adjusted EBITDA:	$2,216	$4,907

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses, incurred during the periods.
(2)

For the three and six months ended June 30, 2024, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $14,000 and $219,000, respectively, partially offset by one-time accounting fees, termination benefits and other non-recurring or unusual expenses of $52,000 and $87,000, respectively. For the three months ended June 30, 2023, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $379,000, partially offset by one-time,  non-recurring expenses of $45,000. For the six months ended June 30, 2023, this adjustment gives effect to $370,000 payment related to early extinguishment of our Seller Note and one-time non-recurring expenses of $45,000, partially offset by a gain recorded on the change in fair value of our interest rate swap of $214,000.

(3)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the three and six months ended June 30, 2024 and 2023 is presented in the following table (in 000’s):

	Three Months Ended June 30,
	2024		2023
	Amount	Per diluted share	Amount	Per diluted share

Net income:	$7	$0.00	$1,363	$0.36
Adjustments:
Amortization of intangible assets(1)	678	0.18	685	0.18
Stock-based compensation expense(2)	267	0.07	354	0.09
Other unusual items(3)	80	0.02	(197)	(0.05)
Discrete items impacting income tax expense	30	0.01	—	—
Tax impact of adjustments(4)	(215)	(0.06)	(177)	(0.05)
Non-GAAP net income:	$847	$0.22	$2,028	$0.53
Weighted average number of common shares outstanding – diluted	3,823		3,808

	Six Months Ended June 30,
	2024		2023
	Amount	Per diluted share	Amount	Per diluted share

Net (loss) income:	$(132)	$(0.03)	$1,219	$0.32
Adjustments:
Amortization of intangible assets(1)	1,363	0.36	1,370	0.36
Stock-based compensation expense(2)	200	0.05	691	0.18
Other unusual items(3)	(25)	(0.01)	572	0.15
Discrete items impacting income tax expense	85	0.02	—	—
Tax impact of adjustments(4)	(323)	(0.08)	(553)	(0.14)
Non-GAAP net income:	$1,168	$0.31	$3,299	$0.87
Weighted average number of common shares outstanding – diluted	3,821		3,809

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

(3)

For the three and six months ended June 30, 2024, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $14,000 and $219,000, respectively, partially offset by one-time accounting fees, termination benefits and other non-recurring or unusual expenses, including acquisition and integration expenses of $94,000 and $194,000, respectively. For the three months ended June 30, 2023, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $379,000, partially offset by one-time, non-recurring expenses, including acquisition and/or integration expenses of $182,000. For the six months ended June 30, 2023, this adjustment gives effect to one-time, non-recurring expenses, including acquisition and/or integration expenses of $371,000, $370,000 payment related to early extinguishment of our Seller Note and one-time non-recurring expenses of $45,000, partially offset by a gain recorded on the change in fair value of our interest rate swap of $214,000.

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

Market factors like the current military conflicts in Ukraine and Israel, instability in global energy markets, global inflation and the increase of interest rates have contributed to significant global economic and political uncertainty, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic and political outlook, we believe the demand for our platforms and services is stable in a majority of the markets we serve. The historical success of our Communications offering has been led by our ACCESSWIRE branded newswire, which is now complemented by the Newswire business.

We believe there is demand for our products around the world, led by our ACCESSWIRE and Newswire brands, as companies seek to find better platforms and tools to disseminate and communicate their messages in a more efficient and collaborative way. However, under current accounting standards, in the event our stock price continues to decline, or we do not see stable to increased demand for our combined newswire business through 2024 and beyond, it may be possible we will be required to write down goodwill and/or intangible assets, specifically related to the Newswire acquisition, if we determine the assets have been impaired. If a write-down of goodwill and/or intangible assets were to occur, it would likely have a short-term material negative effect on our consolidated financial statements.

We believe the continued transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during 2024:

•	Expanding our Communications products and adapting to this changing industry,
•	Evaluating acquisitions in areas of strategic focus,
•	Aligning our sales and marketing teams to be entirely focused on our Communications offerings,
•	Expanding customer base,
•	Expanding our newswire distribution,
•	Investing in technology advancements and upgrades,
•	Generating profitable sustainable growth
•	Generating cash flows from operations.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2024 to the risk fctors that were included in the Form 10-K.

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

Date: August 8, 2024

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Interim Chief Financial Officer

