Form 10-Q
period 2024-09-30
ISSUER DIRECT CORP
filed 2024-11-07
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2024, the issuer had 3,833,977 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,086	$5,714
Accounts receivable (net of allowance for credit losses of $1,375 and $1,119, respectively	4,405	4,368
Income tax receivable	223	232
Other current assets	1,319	1,190
Total current assets	10,033	11,504
Capitalized software (net of accumulated amortization of $3,583 and $3,424, respectively)	934	556
Fixed assets (net of accumulated depreciation of $878 and $765, respectively)	401	495
Right-of-use asset – leases	830	1,022
Other long-term assets	153	158
Goodwill	21,927	21,927
Intangible assets (net of accumulated amortization of $11,607 and $9,562, respectively)	27,445	29,490
Total assets	$61,723	$65,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,420	$1,308
Accrued expenses	2,185	1,919
Income taxes payable	13	11
Current portion of long-term debt	3,667	4,000
Deferred revenue	5,308	5,412
Total current liabilities	12,593	12,650
Long-term debt (net of debt discount of $74 and $87, respectively)	12,926	15,913
Deferred income tax liability	40	139
Lease liabilities – long-term	755	1,009
Other long-term liabilities	145	21
Total liabilities	26,459	29,732
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,833,977 and 3,815,212 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	23,999	23,531
Other accumulated comprehensive loss	(75)	(49)
Retained earnings	11,336	11,934
Total stockholders' equity	35,264	35,420
Total liabilities and stockholders’ equity	$61,723	$65,152

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues	$6,953	$7,569	$21,602	$25,839
Cost of revenues	1,781	1,797	5,466	5,962
Gross profit	5,172	5,772	16,136	19,877
Operating costs and expenses:
General and administrative	2,008	2,033	5,812	6,639
Sales and marketing expenses	1,618	1,838	5,684	6,258
Product development	671	581	2,044	1,887
Depreciation and amortization	719	727	2,158	2,172
Total operating costs and expenses	5,016	5,179	15,698	16,956
Operating income	156	593	438	2,921
Interest expense, net	(265)	(298)	(835)	(817)
Other income (expense), net	(343)	165	(124)	9
Income (loss) before taxes	(452)	460	(521)	2,113
Income tax expense	14	187	77	621
Net income (loss)	$(466)	$273	$(598)	$1,492
Income (loss) per share – basic	$(0.12)	$0.07	$(0.16)	$0.39
Income (loss) per share – fully diluted	$(0.12)	$0.07	$(0.16)	$0.39
Weighted average number of common shares outstanding – basic	3,833	3,810	3,823	3,799
Weighted average number of common shares outstanding – fully diluted	3,835	3,823	3,826	3,814

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net income (loss)	$(466)	$273	$(598)	$1,492
Foreign currency translation adjustment	21	(40)	(26)	5
Comprehensive income (loss)	$(445)	$233	$(624)	$1,497

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2022	3,791,020	$4	$22,147	$(96)	$11,168	$33,223
Stock-based compensation expense	—	—	337	—	—	337
Foreign currency translation	—	—	—	1	—	1
Net loss	—	—	—	—	(144)	(144)
Balance at March 31, 2023	3,791,020	$4	$22,484	$(95)	$11,024	$33,417
Stock-based compensation expense	—	—	354	—	—	354
Exercise of stock awards, net of tax	18,129	—	—	—	—	—
Foreign currency translation	—	—	—	44	—	44
Net income	—	—	—	—	1,363	1,363
Balance at June 30, 2023	3,809,149	$4	$22,838	$(51)	$12,387	$35,178
Stock-based compensation expense	—	—	359	—	—	359
Exercise of stock awards, net of tax	2,500	—	19	—	—	19
Foreign currency translation	—	—	—	(40)	—	(40)
Net income	—	—	—	—	273	273
Balance at September 30, 2023	3,811,649	$4	$23,216	$(91)	$12,660	$35,789

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2023	3,815,212	$4	$23,531	$(49)	$11,934	$35,420
Stock-based compensation expense	—	—	(67)	—	—	(67)
Exercise of stock awards, net of tax	2,167	—	—	—	—	—
Foreign currency translation	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(139)	(139)
Balance at March 31, 2024	3,817,379	$4	$23,464	$(83)	$11,795	$35,180
Stock-based compensation expense	—	—	267	—	—	267
Exercise of stock awards, net of tax	14,332	—	—	—	—	—
Foreign currency translation	—	—	—	(13)	—	(13)
Net income	—	—	—	—	7	7
Balance at June 30, 2024	3,831,711	$4	$23,731	$(96)	$11,802	$35,441
Stock-based compensation expense	—	—	247	—	—	247
Exercise of stock awards, net of tax	2,266	—	21	—	—	21
Foreign currency translation	—	—	—	21	—	21
Net loss	—	—	—	—	(466)	(466)
Balance at September 30, 2024	3,833,977	$4	$23,999	$(75)	$11,336	$35,264

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(598)	$1,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,317	2,217
Provision for credit losses	906	373
Deferred income taxes	(99)	(506)
Change in fair value of interest rate swaps	124	(379)
Stock-based compensation expense	468	1,050
Measurement period adjustments	—	571
Non-cash interest adjustment on note payable	13	8
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(951)	(1,669)
Decrease (increase) in other assets	78	(92)
Increase (decrease) in accounts payable	113	(49)
Increase (decrease) in accrued expenses	19	(491)
Increase (decrease) in deferred revenue	(96)	(235)
Net cash provided by operating activities	2,294	2,290

Cash flows from investing activities:
Capitalized software	(537)	(319)
Purchase of fixed assets	(19)	(26)
Purchase of acquired business, net of cash received	—	350
Net cash provided by (used in) investing activities	(556)	5

Cash flows from financing activities:
Exercise of stock options	—	19
Payment of note payable	(3,333)	(22,000)
Issuance of secured promissory note	—	19,988
Payment for capitalized debt issuance costs	—	(88)
Net cash used in financing activities	(3,333)	(2,081)

Net change in cash and cash equivalents	(1,595)	214
Cash and cash equivalents – beginning	5,714	4,832
Currency translation adjustment	(33)	4
Cash and cash equivalents – ending	$4,086	$5,050

Supplemental disclosures:
Cash paid for income taxes	$170	$993
Cash paid for interest	$1,093	$1,208

The accompanying notes are an integral part of these unaudited financial statements.

ISSUER DIRECT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2024 and consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and nine-month periods ended September 30, 2024 and 2023 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP" or “GAAP”) have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2023 audited financial statements of Issuer Direct Corporation (the “Company”, “We”, or “Our”) filed on Form 10-K for the year ended December 31, 2023.

Note 2. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 54,750 and 52,750 were excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2024, respectively, because their impact was anti-dilutive. There were 72,750 shares issuable upon the exercise of stock options excluded in the computation of diluted earnings per common share during the three and nine-month periods ended September 30, 2023, because their impact was anti-dilutive.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as press releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of September 30, 2024 and December 31, 2023, was $5,308,000 and $5,412,000, respectively, and is expected to be recognized within one year. Revenue recognized for the nine months ended September 30, 2024 and 2023, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $4,699,000 and $3,659,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $4,405,000 and $4,368,000 as of September 30, 2024 and December 31, 2023, respectively. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of September 30, 2024 and December 31, 2023, the Company has capitalized $125,000 and $130,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

The roll forward of the allowance for credit losses for the three and nine-months ended September 30, 2024 and 2023, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Beginning balance	$1,156	$956	$1,119	$745
Provision for credit losses	311	113	906	373
Write-offs	(92)	(51)	(650)	(100)
Ending Balance	1,375	1,018	1,375	1,018

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. As of September 30, 2024, the Company’s domestic cash balance is spread among different depository institutions such that there is no balance which exceeds the FDIC insurance limit of $250,000. The Company also had cash-on-hand of $69,000 in Europe and $1,524,000 in Canada as of September 30, 2024.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the three and nine-month periods ended September 30, 2024 and 2023, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Capitalized software development costs	$137	$152	$537	$319
Amortization included in cost of revenues	59	16	159	44

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

As of September 30, 2024 and December 31, 2023, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

At times during the nine months ended September 30, 2024, the Company’s market capitalization was less than the Company’s book equity, which may be an indicator of impairment of the Company’s long-lived assets. Although, at this time, management believes the Company’s stock price is in temporary decline, the Company performed a quantitative test to determine the fair market value of the Company. This test concluded that the fair market value of the Company’s assets approximates the book value of the Company. This conclusion was determined using valuations based on the trading price of the Company’s stock, the discounted cash flow method and the guideline public company method. The test includes several estimations and assumptions of future performance and market conditions, which are subject to change. Additionally, should the stock price continue to remain at levels below the Company’s carrying value, an additional quantitative test may be necessary, which could conclude an impairment exists.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

Advertising

The Company expenses advertising as incurred. During the three and nine-month periods ended September 30, 2024, advertising expense was $255,000 and $1,033,000, respectively. During the three and nine-month periods ended September 30, 2023, advertising expense was $409,000 and $1,235,000, respectively.

Stock-based Compensation

The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The associated cost is recognized over the period during which an employee or director is required to provide service in exchange for the award.

Loss reserve

During the three and nine-month period ended September 30, 2024, the Company recorded a loss reserve of $115,000 relating to a civil penalty which the Company believes is probable in connection with the settlement of an ongoing regulatory investigation of the Company’s transfer agent business. This loss reserve is included in general and administrative expenses on the Consolidated statements of operations for the three and nine months ended September 30, 2024, and within accrued expenses on Consolidated balance sheets as of September 30, 2024.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with current period presentation. Included in general and administrative expenses were $94,000 for the three-month period ended March 31, 2024, and $84,000 for the three months ended June 30, 2024, which has been reclassified to cost of revenues for the same periods presented.

Note 3: Equity

Dividends

The Company did not pay any dividends during the three and nine-month periods ended September 30, 2024 and 2023.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the three and nine-month periods ended September 30, 2024 and 2023, other than stock awarded to the Company’s employees and Board of Directors.

2023 Equity Incentive Plan

On May 23, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan, as amended (the “2014 Plan”). Under the terms of the 2014 Plan, the Company was authorized to issue incentive awards for common stock up to 200,000 shares to employees and other personnel. On June 10, 2016 and June 17, 2020, the shareholders of the Company approved an additional 200,000 and 200,000 awards, respectively, to be issued under the 2014 Plan, bringing the total number of shares to be awarded to 600,000. The awards could have been in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2014 Plan was effective through March 31, 2024. As of September 30, 2024, there are 121,076 shares which remain to be granted under the 2014 Plan. These shares were assumed by the 2023 Plan described below.

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of September 30, 2024, there are 364,078 shares which remain to be granted under the 2023 Plan, including 121,076 shares assumed under the 2014 Plan described above.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2024:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$ 0.01 - 8.00	5,000	1.14	$6.80	5,000
$ 8.01 - 11.00	3,000	3.25	$10.25	3,000
$ 11.01 - 16.00	10,000	4.41	$13.21	10,000
$ 16.01 - 27.00	30,000	8.26	$26.98	7,500
$ 27.01 - 27.71	12,750	7.30	$27.71	—
Total	60,750	6.59	$22.38	25,500

As of September 30, 2024, the Company had unrecognized stock compensation related to the options of $250,000, which will be recognized through 2027.

During the three and nine-months ended September 30, 2024, the Company granted 11,166 and 43,666, respectively, of restricted stock units to members of the Company’s Board of Directors, employees and contractors, which vest at various intervals over the next 3 years. The average grant date fair value of these grants was $8.06 and $12.41 per share during the three and nine-month periods ended September 30, 2024, respectively. During the nine-months ended September 30, 2023, the Company granted 74,832 restricted stock units, with a grant date fair value of $26.08 per share. No restricted stock units were granted during the three months ended September 30, 2023. During the nine-month period ended September 30, 2024, 16,499 restricted stock units with an average intrinsic value of 19.95 per share, vested. During the nine-month period ended September 30, 2023, 18,129 restricted stock units with an average intrinsic value of $25.85 per share, vested. No restricted stock units vested during the three-month periods ending on September 30, 2024 and 2023. As of September 30, 2024, there was $1,027,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2027.

Note 4: Income Taxes

The Company recognized income tax expense of $14,000 and $77,000 for the three and nine-month periods ended September 30, 2024, compared to $187,000 and $621,000 during the same periods of 2023. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2024 and 2023, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax and expenses not deductible for tax purposes. For the nine-month period ended September 30, 2024, the effective tax rate was also impacted by additional expense associated with vesting of stock-based compensation.

Note 5: Leases

Leasing activity generally consists of office leases. In March 2019, we signed a lease to move the corporate headquarters to Raleigh, North Carolina. The lease, which had a lease commencement date of October 2, 2019, expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of September 30, 2024. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $1,142,000 as of September 30, 2024. The current portion of this liability of $387,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $755,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Lease expense
Operating lease expense	$76	$76	$228	$228
Variable lease expense	18	19	50	40
Total lease expense	$94	$95	$278	$268

The weighted-average remaining non-cancelable lease term for our operating leases was 3.25 years as of September 30, 2024. As of September 30, 2024, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on September 30, 2024, are as follows (in thousands):

Year Ended December 31:
2024	$97
2025	390
2026	401
2027	412
Total lease payments	1,300
Present value adjustment	(158)
Lease liability	$1,142

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

Note 6: Revenue

The Company considers itself to be a single reportable segment under the authoritative guidance for segment reporting, specifically a communications and compliance company for publicly traded and private companies. The following tables present revenue disaggregated by revenue stream (in thousands):

	Three months ended Nine 30,
Revenue Streams	2024		2023
Communications	$5,481	78.8%	$6,078	80.3%
Compliance	1,472	21.2%	1,491	19.7%
Total	$6,953	100.0%	$7,569	100.0%

	Nine months ended September 30,
Revenue Streams	2024		2023
Communications	$16,884	78.2%	$18,580	71.9%
Compliance	4,718	21.8%	7,259	28.1%
Total	$21,602	100.0%	$25,839	100.0%

The Company did not have any customers during the three and nine-month periods ended September 30, 2024 and 2023 that accounted for more than 10% of our revenue.

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

The Company began making monthly interest only payments on the Term Loan on April 1, 2023. On January 1, 2024, the Company began making monthly principal payments of 333,333 plus interest payments on the Term Loan until the maturity date of December 20, 2028.

The proceeds of the Term Loan along with certain cash on hand of the Company were used to repay in its entirety the one-year Secured Promissory Note (the “Seller Note”) issued to Lead Capital, LLC (“the Seller”) in connection with the Company’s November 1, 2022 acquisition of iNewswire.com LLC (“Newswire”) for a lump sum payment of $22,880,000. In order to settle the Seller Note on March 20, 2023, the Company paid $370,000 to Seller, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other income (expense), net on the Consolidated statements of operations for the nine months ended September 30, 2023.

Effective June 25, 2024, the aggregate principal amount of the Revolving LOC was reduced to $1,500,000. The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Effective June 25, 2024, Pinnacle’s commitment to fund under the Revolving LOC was amended to terminate on June 30, 2025, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its existing $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of September 30, 2024, there was no outstanding balance under the Revolving LOC and the interest rate was 7.21%.

The Credit Agreement originally contained financial covenants, which commenced with fiscal quarter ending September 30, 2023, and were subsequently amended on June 25, 2024, as follows:

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

Additionally, as long as the Company maintains a Leverage Ratio greater than 2.75:1.0, the Company is required to maintain unrestricted liquidity, as defined in the amendment, of not less than $1,500,000, beginning June 30, 2024.

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

Note 8: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company has $20,000,000 of notional amount interest rate swap agreement, which amortizes in-line with its long-term credit agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. At September 30, 2024, the weighted average rate was 7.51%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of September 30, 2024 and December 31, 2023 was a net liability of $145,000 and $21,000, respectively, and is included in Other long-term liabilities, in the Consolidated Balance Sheets. The fair value of the swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. During the three and nine-month periods ended September 30, 2024, the Company recognized a loss of $343,000 and $124,000, respectively, in Other income (expense) in the Consolidated statements of operations, as a result of the interest rate swap. During the three and nine-month periods ended September 30, 2023, the Company recognized a gain of $165,000 and $379,000, respectively, in Other income (expense) in the Consolidated statements of operations, as a result of the interest rate swap.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity, and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q for many reasons. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

Long term, we expect the Communications portion of our business to increase, both in terms of overall revenue and as compared to the Compliance portion of our business. Therefore, we plan to continue to invest in offerings we intend to incorporate into and complement our Communications product lineup. Within most of our target markets, customers require several individual services and/or software providers to meet their communications and investor relations needs. We believe our platform can address all these needs in a single, secure, cloud-based platform - one that offers a customer control, increases efficiencies, demonstrates clear value and, most importantly, delivers consistent and compliant messaging from one centralized platform.

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

ACCESSWIRE

Our leading press release offering, which is marketed under the brand ACCESSWIRE, is a news dissemination and media outreach service. The ACCESSWIRE product offering focuses on press release distribution for both private and public companies globally. We believe ACCESSWIRE is becoming a competitive alternative in the newswire industry because we have been able to use our technological advancements to allow customers to self-edit releases or use our editorial staff as desired to edit releases. We continue to expand our distribution points, improve our targeting and enhance our analytics reporting. We also offer an e-commerce element to our ACCESSWIRE product, whereby customers can self-select their distribution, register, and then upload their press release for editorial review in minutes. We believe these enhancements have helped increase ACCESSWIRE revenues each year compared to the prior year, a trend we expect to continue over the next several years. We have also been able to maintain high gross margins while providing our customers flexible pricing, with options to pay per release or enter into a longer-term pricing contract commitment, as well as subscriptions.

Newswire

The Newswire brand was acquired on November 1, 2022, as part of the iNewswire, LLC transaction. Today we continue to operate this brand independently as a stand-alone front-end marketing and news distribution brand option for private companies. Its distribution was fully integrated into ACCESSWIRE’s distribution network in early 2023. Newswire began in 2016 as an ecommerce news distribution platform, that has evolved over the years to serve thousands of customers globally. Additionally, the brand added new products to complement its news distribution services, such as media database, media rooms and Press Release Optimizer (”PRO”).

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

Media Suite options include: Media Database, Media Pitching, Media Monitoring and Media Room all of which are further described below.

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

Media Room - a natural addition to our public relations and investor relations website business. This product offering can be an add-on to any customer’s platform or Communications subscription. The Media Room suite includes a custom newsroom page builder, a brand asset manager and contact manager.

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

During 2023 we released significant upgrades to our investor relations website, that included ADA Compliance (Americans with Disabilities Act) and AODA Compliance (Accessibility for Ontarians with Disabilities Act) which ensures that people with disabilities have the same access to all areas of a business's premises, specifically, customers’ websites. This add-on requires a recurring annual subscription and is delivered fully integrated into and with our investor relations website offering.

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

Results of Operations

Comparison of results of operations for the three and nine-months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Percentage of Revenue(1)
	2024	2023	2024	2023
Revenue:
Communications revenue	$5,481	$6,078	79%	80%
Compliance revenue	1,472	1,491	21%	20%
Total revenue	6,953	7,569	100%	100%
Cost of revenue:
Communications cost of revenue	1,395	1,442	25%	24%
Compliance cost of revenue	386	355	26%	24%
Total cost of revenue	1,781	1,797	26%	24%
Gross Margin:
Communications gross margin	4,086	4,636	75%	76%
Compliance gross margin	1,086	1,136	74%	76%
Total gross margin	5,172	5,772	74%	76%
Operating Expenses:
General and administrative	2,008	2,033	29%	27%
Sales and marketing	1,618	1,838	23%	24%
Product development	671	581	10%	8%
Depreciation and amortization	719	727	10%	10%
Total expenses	5,016	5,179	72%	68%
Operating income	156	593	2%	8%
Interest expense, net	(265)	(298)	(4)%	(4)%
Other income (expense), net	(343)	165	(5)%	2%
Income (loss) before income taxes	(452)	460	(7)%	6%
Income tax expense	14	187	—%	2%
Net income (loss)	$(466)	$273	(7)%	4%

	Nine Months Ended September 30,		Percentage of Revenue(1)
	2024	2023	2024	2023
Revenue:
Communications revenue	$16,884	$18,580	78%	72%
Compliance revenue	4,718	7,259	22%	28%
Total revenue	21,602	25,839	100%	100%
Cost of revenue:
Communications cost of revenue	4,128	4,150	24%	22%
Compliance cost of revenue	1,338	1,812	28%	25%
Total cost of revenue	5,466	5,962	25%	23%
Gross Margin:
Communications gross margin	12,756	14,430	76%	78%
Compliance gross margin	3,380	5,447	72%	75%
Total gross margin	16,136	19,877	75%	77%
Operating Expenses:
General and administrative	5,812	6,639	27%	26%
Sales and marketing	5,684	6,258	26%	24%
Product development	2,044	1,887	9%	7%
Depreciation and amortization	2,158	2,172	10%	8%
Total expenses	15,698	16,956	73%	66%
Operating income	438	2,921	2%	11%
Interest expense, net	(835)	(817)	(4)%	(3)%
Other income (expense), net	(124)	9	(1)%	—%
Income (loss) before income taxes	(521)	2,113	(2)%	8%
Income tax expense	77	621	—%	2%
Net income (loss)	$(598)	$1,492	(3)%	6%

(1)

Percentage of revenue is calculated as the relevant revenue, expense, income amount divided by total revenue, except for communications and compliance cost of revenue and communications and compliance gross margin, which are divided by the related component of revenue.

Revenues

Total revenue decreased $616,000, or 8%, to $6,953,000 during the three months ended September 30, 2024, as compared to $7,569,000 for the same period of 2023. Total revenue decreased by $4,237,000, or 16%, to $21,602,000 during the nine months ended September 30, 2024, as compared to $25,839,000 during the same period of 2023. The decreases are attributable to both our Communications and Compliance revenue streams.

Communications revenue decreased $597,000, or 10%, to $5,481,000 for the three months ended September 30, 2024, compared to $6,078,000 for the same period of 2023. Communications revenue decreased $1,696,000, or 9% to $16,884,000 for the nine months ended September 30, 2024, compared to $18,580,000 for the same period of 2023. The decrease in revenue for the three months ended September 30, 2024 is due to declines in revenue from both our ACCESSWIRE and Newswire news distribution platforms due to decreases in average rates per release, primarily as a result of the mix of releases being distributed. As a percentage of total releases distributed, more releases with a lower tier, or less expensive distribution, were disseminated during the three and nine months ended September 30, 2024, as compared to the prior year. Additionally, we experienced a decrease in revenue from our events and webcasting business due to a decrease in revenue from annual virtual meeting events, as they continue to move in-person, and lower activity from resellers. The decrease in revenue for the nine months ended September 30, 2024, is primarily attributable to lower volumes and pricing from our Newswire brand and lower revenue from our webcasting and events business, noted earlier. Communications revenue represented 79% and 78% of total revenue during the three and nine months ended September 30, 2024, respectively, as compared to 80% and 72%, respectively, for the same periods of 2023.

Compliance revenue decreased $19,000, or 1% and $2,541,000, or 35%, during the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. The decrease during the nine months ended September 30, 2024, is primarily related to a decrease in revenue from our print and proxy fulfillment services due to a few one-time, significant transactions which occurred during the nine months ended September 30, 2023, however, did not occur in the current year. Additionally, we experienced a decrease in revenue from our disclosure services and transfer agent services due to a decrease in corporate actions and directives during the period.

Revenue Backlog

As of September 30, 2024, our deferred revenue balance was $5,308,000, which we expect to recognize over the next twelve months, compared to $5,412,000 as of December 31, 2023, a decrease of 2%. Deferred revenue primarily consists of advance billings for pre-paid packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products and annual service contracts.

Cost of Revenues

Communications cost of revenues consist primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Compliance cost of revenues consist primarily of direct labor costs, warehousing, logistics, print production materials and postage. Cost of revenues decreased $16,000, or 1%, and $496,000, or 8%, during the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. Overall gross margin decreased $600,000, or 10%, and $3,741,000, or 19%, during the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. Overall gross margin percentage decreased to 74% and 75% for the three and nine months ended September 30, 2024, respectively, as compared to 76% and 77% during the same periods of 2023.

Cost of revenues associated with our Communications revenue decreased $47,000, or 3%, and $22,000, or 1%, during the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. The decreases are primarily due optimization of our editorial staff and lower distribution costs. Gross margin percentage associated with our Communications revenue was 75% and 76% for the three and nine-months ended September 30, 2024, respectively, as compared to 76% and 78% during the same periods of 2023.

Cost of revenues associated with our Compliance revenue increased $31,000, or 9% for the three months ended September 30, 2024, compared to the same period of the prior year and decreased $474,000, or 26%, during the nine months ended September 30, 2024, as compared to the same period of 2023. The increase during the three months ended September 30, 2024, is due to increased costs associated with our transfer agent business. The decrease for the nine months ended September 30, 2024, is due to lower print and postage costs associated with the decreased revenue from print and proxy fulfillment services during the period. As a result, gross margin percentage associated with our Compliance revenue decreased to 74% and 72% for the three and nine-months ended September 30, 2024, respectively, as compared to 76% and 75%, for the same periods of 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including provision for credit losses) and facility and equipment expenses. General and administrative expenses were $2,008,000 during the three months ended September 30, 2024, a decrease of $25,000, or 1%, as compared to the same period of 2023. General and administrative expenses were $5,812,000 for the nine months ended September 30, 2024, a decrease of $827,000, or 12%, as compared to the same period of 2023. The decrease for the nine months ended September 30, 2024, is primarily driven by a benefit to stock compensation expense as a result of the resignation of an executive officer, a decrease in corporate headcount, as well as, lower one-time transaction and integrations costs, partially offset by an increase in the provision for credit losses.

As a percentage of revenue, general and administrative expenses were 29% and 27% for the three and nine months ended September 30, 2024, respectively, compared to 27% and 26% for the same periods of 2023.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $1,618,000 for the three months ended September 30, 2024, a decrease of $220,000, or 12%, as compared to the same period of 2023. Sales and marketing expenses were $5,684,000 for the nine months ended September 30, 2024, a decrease of $574,000, or 9%, as compared to the same period of 2023. These decreases are primarily due to lower employee-related and advertising expenses.

As a percentage of revenue, sales and marketing expenses were 23% and 26% for the three and nine months ended September 30, 2024, respectively, as compared to 24% for the same periods of 2023.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses increased $90,000, or 15%, and $157,000, or 8%, to $671,000 and $2,044,000 during the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. These increases are primarily due to an increase in headcount as we continue to invest in our products and technology. During the three and nine months ended September 30, 2024, we capitalized $137,000 and $537,000, respectively, compared to $152,000 and $319,000 during the same periods of the prior year.

As a percentage of revenue, product development expenses were 10% and 9% for the three and nine months ended September 30, 2024, respectively, as compared to 8% for the same periods of 2023.

Interest expense, net

We recognized interest expense of $280,000 and $903,000 for the three and nine months ended September 30, 2024, respectively, compared to $368,000 and $1,080,000 during the same periods of 2023. Interest expense for these periods is related to our long-term credit agreement. For the nine months ended September 30, 2023, interest expense is also attributed to the $22,000,000 Seller Note. These amounts are partially offset by interest income of $15,000 and $68,000 for the three and nine months ended September 30, 2024, respectively, and $70,000 and $263,000 for the three and nine months ended September 30, 2023, from deposit and money market accounts.

Other income (expense), net

Other income (expense), net represents the change in fair value of our interest rate swap. For the nine months ended September 30, 2023, Other income (expense), net also includes expense related to $370,000 paid to extinguish the Seller Note.

Income Taxes

The Company recognized income tax expense of $14,000 and $77,000 for the three and nine-month period ended September 30, 2024, compared to $187,000 and $621,000 during the same periods of 2023. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2024 and 2023, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax and expenses not deductible for tax purposes. For the nine-month period ended September 30, 2024, the effective tax rate was also impacted by additional expense associated with vesting of stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2024, we had $4,086,000 in cash and cash equivalents and $4,405,000 in net accounts receivable. Current liabilities as of September 30, 2024, totaled $12,593,000 including our accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of long-term debt, current portion of lease liabilities and other accrued expenses. On September 30, 2024, our current liabilities exceeded our current assets by $2,560,000.

See Note 7 to our financial statements regarding information on our Credit Agreement.

Disclosure about Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Non-GAAP Measures

Management believes that certain non-GAAP measures, such as non-GAAP free cash flow, non-GAAP adjusted free cash flow, non-GAAP adjusted EBITDA (“adjusted EBITDA”), and non-GAAP adjusted net income (“adjusted net income”) provide useful information about our operating results and enhance the overall ability to assess our financial performance. We use these measures, together with other measures of performance prepared in accordance with US GAAP, to compare the relative performance of operations in planning, budgeting, and reviewing the performance of our business. Adjusted EBITDA and adjusted net income allow investors to make a more meaningful comparison between our core business operating results over different periods of time. We believe that adjusted EBITDA and adjusted net income, when viewed with our results under US GAAP and the accompanying reconciliations, provide useful information about our business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as acquisition-related expenses and other items as described below, we believe adjusted EBITDA and adjusted net income can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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

For the three and nine months ended September 30, 2024 and 2023, free cash flow and adjusted free cash flow were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023

Net cash (used in) provided by operating activities (US GAAP)	$1,498	$287
Payments for purchase of fixed assets and capitalized software	(140)	(177)
Free cash flow (Non-GAAP)	1,358	110
Cash paid for acquisition and/or integration related items (1)	—	17
Cash paid for other unusual items (2)	11	—
Adjusted free cash flow (Non-GAAP)	$1,369	$127

	Nine Months Ended September 30,
	2024	2023

Net cash provided by operating activities (US GAAP)	$2,294	$2,290
Payments for purchase of fixed assets and capitalized software	(556)	(345)
Free cash flow (Non-GAAP)	1,738	1,945
Cash paid for acquisition and/or integration related items (1)	23	298
Cash paid for other unusual items (2)	99	395
Adjusted free cash flow (Non-GAAP)	$1,860	$2,638

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses, paid during the periods.
(2)

For the three and nine months ended September 30, 2024, this adjustment gives effect to payments for one-time accounting fees, termination benefits and other non-recurring or unusual expenses. During the nine months ended September 30, 2023, this adjustment is primarily related to a one-time payment of $370,000 related to the early termination of the note payable associated with the Newswire acquisition.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures and should not be considered as a substitute for analysis of our results as reported under US GAAP.  These measures are defined differently by different companies, and accordingly, such measures may not be comparable to similarly titled measures of other companies and have important limitations as an analytical tool.

A reconciliation of net income to adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023, is presented in the following table (in thousands):

	Three Months Ended September 30,
	2024	2023
	Amount	Amount

Net (loss) income:	$(466)	$273
Adjustments:
Depreciation and amortization	777	745
Interest expense, net	265	298
Income tax expense	14	187
EBITDA	590	1,503
Acquisition and/or integration costs(1)	43	59
Other non-recurring expenses(2)	468	(165)
Stock-based compensation expense(3)	268	359
Adjusted EBITDA:	$1,369	$1,756

	Nine Months Ended September 30,
	2024	2023
	Amount	Amount

Net (loss) income:	$(598)	$1,492
Adjustments:
Depreciation and amortization	2,317	2,217
Interest expense, net	835	817
Income tax expense	77	621
EBITDA	2,631	5,147
Acquisition and/or integration costs(1)	150	430
Other non-recurring expenses(2)	336	36
Stock-based compensation expense(3)	468	1,050
Adjusted EBITDA:	$3,585	$6,663

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses, incurred during the periods.
(2)

For the three and nine months ended September 30, 2024, this adjustment gives effect to a loss recorded on the change in fair value of our interest rate swap of $343,000 and $124,000, as well as, one-time accounting fees, termination benefits and other non-recurring or unusual expenses of $125,000 and $212,000, respectively. For the three months ended September 30, 2023, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $165,000, partially offset by one-time, non-recurring expenses of $45,000. For the nine months ended September 30, 2023, this adjustment gives effect to $370,000 payment related to early extinguishment of our Seller Note and one-time non-recurring expenses of $45,000, partially offset by a gain recorded on the change in fair value of our interest rate swap of $379,000.

(3)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the three and nine months ended September 30, 2024 and 2023 is presented in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,
	2024		2023
	Amount	Per diluted share	Amount	Per diluted share

Net (loss) income:	$(466)	$(0.12)	$273	$0.07
Adjustments:
Amortization of intangible assets(1)	682	0.18	686	0.18
Stock-based compensation expense(2)	268	0.07	359	0.09
Other unusual items(3)	511	0.13	(106)	(0.02)
Discrete items impacting income tax(4)	(47)	(0.01)	—	—
Tax impact of adjustments(5)	(307)	(0.08)	(197)	(0.05)
Non-GAAP net income:	$641	$0.17	$1,015	$0.27
Weighted average number of common shares outstanding – diluted	3,835		3,823

	Nine Months Ended September 30,
	2024		2023
	Amount	Per diluted share	Amount	Per diluted share

Net (loss) income:	$(598)	$(0.16)	$1,492	$0.39
Adjustments:
Amortization of intangible assets(1)	2,045	0.53	2,056	0.54
Stock-based compensation expense(2)	468	0.12	1,050	0.28
Other unusual items(3)	486	0.13	466	0.12
Discrete items impacting income tax expense(4)	38	0.01	—	—
Tax impact of adjustments(5)	(630)	(0.16)	(750)	(0.20)
Non-GAAP net income:	$1,809	$0.47	$4,314	$1.13
Weighted average number of common shares outstanding – diluted	3,826		3,814

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

(3)

For the three and nine months ended September 30, 2024, this adjustment gives effect to a loss recorded on the change in fair value of our interest rate swap of $343,000 and $124,000, as well as, one-time accounting fees, termination benefits and other non-recurring or unusual expenses, including acquisition and integration expenses of $168,000 and $362,000, respectively. For the three months ended September 30, 2023, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $165,000, partially offset by one-time, non-recurring expenses, including acquisition and/or integration expenses of $59,000. For the nine months ended September 30, 2023, this adjustment gives effect to one-time, non-recurring expenses, including acquisition and/or integration expenses of $430,000 and a $370,000 payment related to early extinguishment of our Seller Note and one-time non-recurring expenses of $45,000, partially offset by a gain recorded on the change in fair value of our interest rate swap of $379,000.

(4)

This adjustment eliminates discrete items impacting income tax expense. For the three and nine months ended September 30, 2024, discrete items relate to additional income tax expense (benefit) recorded during the period related to the exercise of stock compensation of ($46,000) and $39,000, respectively, and a benefit related to a return to provision adjustment of ($25,000) for both periods. There were no discrete items impacting income tax for the three and nine months ended September 30, 2023.

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

Market factors like the current military conflicts in Ukraine, Israel and the Middle East, instability in global energy markets, global inflation and the increase of interest rates have contributed to significant global economic and political uncertainty, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic and political outlook, we believe the demand for our platforms and services is stable in a majority of the markets we serve. The historical success of our Communications offering has been led by our ACCESSWIRE branded newswire, which is now complemented by the Newswire business.

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

We believe the continued transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during the remainder of 2024 and into 2025:

•	Expanding our Communications products and adapting to this changing industry,
•	Aligning our sales and marketing teams to be entirely focused on our Communications offerings,
•	Expanding customer base,
•	Expanding our newswire distribution,
•	Investing in technology advancements and upgrades,
•	Evaluating acquisitions in areas of strategic focus,
•	Generating profitable sustainable growth
•	Generating cash flows from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form10-Q, the Company’s Chief Executive Officer and Interim Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and have not materially changed since its most recent annual report except for the resignation of our former Chief Financial Officer, Timothy Pitoniak, effective March 8, 2024. Mr. Pitoniak was replaced by Steven Knerr as our Interim Chief Financial Officer effective March 8, 2024. Immediately prior to the appointment, Mr. Knerr was the Company’s Vice President of Finance and Controller. Mr. Knerr has served as the Company’s Controller from August 2013 until May 2015, its interim Chief Financial Officer from May 2015 until November 2015 and its Chief Financial Officer from November 2015 until January 2022, when he assumed the role of Vice President of Finance and Controller. Effective September 1, 2024, Mr. Knerr was named Chief Financial Officer.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are neither a party to any litigation nor are we aware of any such threatened or pending litigation which we believe might result in a material adverse effect to our business.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2024 to the risk factors that were included in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Date: November 7, 2024

ISSUER DIRECT CORPORATION

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer

