Form 10-K
period 2024-12-31
ACCESS Newswire Inc.
filed 2025-03-25
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________to ___________

_____________________

ACCESS Newswire Inc.
(Exact name of registrant as specified in its charter)

_____________________

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

One Glenwood Avenue, Suite 1001, Raleigh, NC 27603

(Address of Principal Executive Office) (Zip Code)

(919) 481-4000

(Registrant’s telephone number, including area code)

_____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ACCS	NYSE American.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant's second fiscal quarter, was approximately $30,155,566 based on the closing price reported on the NYSE American as of such date.

As of March 25, 2025, the number of outstanding shares of the registrant's common stock was 3,838,743.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Annual Report on Form 10-K (this “Form 10-K”), including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of ACCESS Newswire Inc., to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Financial Data in iXBRL, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, in the investor relations section of our website at www.accessnewswire.com.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Company History

ACCESS Newswire Inc. and its subsidiaries are hereinafter collectively referred to as “ACCESS”, “ACCESS Newswire”, the “Company”, “We” or “Our” unless otherwise noted.

We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation, and then on January 23, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to change our name from Issuer Direct Corporation to ACCESS Newswire Inc, effective as of January 27, 2025.

Our principal executive offices are located at One Glenwood Ave., Suite 1001, Raleigh, North Carolina, 27603, and our main telephone number is 888-808-ACCS (2227). Our website address is https://www.accessnewswire.com.

Company Overview

Both the Company and its executive officers, announce material financial information to our investors using our investor relations website, SEC filings, investor events, news and earnings releases, public conference calls, webcasts, and social media. We use these channels to communicate with our investors and the public about our company, our products and services and other related matters. It is possible that information we post on some of these channels could be deemed to be material information. Therefore, we encourage investors, the media and others interested in ACCESS to review the information we post to all our channels, including our social media accounts.

We offer a dynamic customer platform that empowers businesses to connect, engage and build their brands. Our platform streamlines Public Relations (PR) and Investor Relations (IR), helping organizations manage events, enhance communication and strategically distribute their messaging to key stakeholders, including investors, media professionals, markets, and regulatory systems worldwide. Today, thousands of customers—from emerging startups to multi-billion-dollar global brands—trust our ACCESS platforms to elevate their reach and impact.

Specifically, the core products that encompass our platform are Press Release Distribution, Media Monitoring, Database and Pitching, as well as Investor Relations Websites and Earnings and Event technologies.

We focus on selling to small and mid-market business-to-business (“B2B”) companies, which we define as companies that have between 2 and 2,000 employees. Beginning in late 2024, we launched our new subscription platform to existing customers only, and at the beginning of 2025, officially released it as part of our rebrand to ACCESS Newswire. As of December 31, 2024, we had 1,124 subscription with an annual recurring revenue (“ARR”) of approximately $12 million.

Sale of our Compliance Business

During the fourth quarter of 2024, the Company began actively marketing the sale of its Compliance business. On February 28, 2025 (the “Closing Date”), the Company and Direct Transfer, LLC, its wholly owned subsidiary entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Equiniti Trust Company, LLC (the “Buyer”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Company’s Compliance business (the “Purchased Assets”). The Purchased Assets consist of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing i) disclosure software and services for financial reporting, ii) stock transfer services, iii) annual meeting, print and shareholder distribution and fulfillment services and iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in “communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “Compliance revenue” will be retained by the Company. The Buyer will only assume certain liabilities related to the Purchased Assets, which includes certain accounts payable, accrued liabilities and deferred revenue. As a result, assets associated with our Compliance business, and revenue and expenses associated with the assets, have been categorized as discontinued operations in our financial statements for the year ended December 31, 2024 while the remaining assets associated with our Communications business are included in continuing operations

Our Platform

In previous periods we have sold our products in different bundles and names, such as Media Suite and/or as a Communications platform. As part of our rebrand, in January 2025 we have consolidated the naming conventions, product sets and subscriptions to be less onerous on the customers, easier to subscribe to and significantly clearer to the investment community.

Our communications platform consists of the following subscriptions:

ACCESS PR – a subscription that includes press release distribution, media monitoring, pitching and database.

ACCESS IR – a subscription that includes investor relations website, quarterly earnings call, and press release distribution to cover the announcement of your earnings date and actual earnings releases.

ALL ACCESS – encompasses the best of both ACCESS PR and ACCESS IR into a customized platform for each customer.

As an option, the Company provides customers the ability to purchase stand-alone solutions to try each of its products before subscribing to our platform. For example, a small company looking to build their brand and tell their story would utilize the press release distribution product from ACCESS Newswire in a pay-as-you-go option.

Products in the Platform

Press Release Distribution. Our flagship press release distribution service—marketed under the brands ACCESS Newswire, Newswire.com, and PressRelease.com—offers comprehensive news dissemination and media outreach solutions for both private and public companies worldwide. We believe ACCESS is emerging as a competitive force in the newswire industry, leveraging advanced technology to provide customers with greater control and flexibility. Users can choose self-publishing or AI-assisted creations of their press releases, which is reviewed by our expert editorial team for compliance and professional review. We continue to expand our distribution network, refine targeting capabilities, and enhance analytics reporting to maximize impact.

Our platform also includes a seamless e-commerce experience, allowing customers to self-select distribution options, register, and upload their press releases for editorial review within minutes. These innovations have contributed to historical growth of press release distribution products, a trend we anticipate will continue in the coming years.

Additionally, we maintain high gross margins while offering flexible pricing options, enabling customers to pay per release or opt for long-term contract commitments. Looking ahead to 2025, our core press release distribution service will be integrated into all three ACCESS subscription plans, ensuring even greater value for our customers.

Press Release Optimizer (”PRO”).  Our PRO offering, formally Media Advantage Platform, automates media and marketing communications for businesses seeking to deliver the right message to the right audience at the right time for the right purpose. Through the PRO offering, we provide content and media communications services that provide customers the opportunity to optimize their content and increase their media visibility, therefore building their brand awareness and engaging a larger audience. With the flexibility of these offerings, customers have the ability to now choose to add a PRO solution to any of their ACCESS subscriptions.

Media Database. Our media database is based on the idea that pitching the media should be a targeted endeavor. Our dataset includes only the journalists that are actively writing and publishing articles. We built this component in reverse, looking at the tens of millions of articles published annually and sorted articles by industry, publication and journalist, then curated the most accurate data of each contact and made it available within our media database. Additionally, within the interface we made it easy to see each article published by every journalist a user may want to connect with, making our media suite a compelling combination of the right features and intelligence between database, pitching, and monitoring.

Media Pitching. Pitching is a critical part of our media suite because it allows the user to contact and connect with the most active journalists in their industry. Our media suite not only gives the user the professionals to pitch, it also offers AIMee, our AI writing and recommendation engine, to enhance the user’s message, write a new message and highlight engage-able content to help bring their pitch to the forefront.

Media Monitoring. A brand monitoring solution is extremely important, and every company should consider monitoring not only their brands, but their products, executives and competitors mentioned in all mediums – print, broadcast media and television, web, radio, video, blogs and social media. Our monitoring solution offers many of these mediums and we will continue to undergo expansion in each of these mediums with a goal of being a comprehensive media monitoring solution within the next year. Our media monitoring solution ties together our journalist contacts and mention analytics into and with a customer’s dashboard of daily activity.

Media Room. A natural addition to our public relations and investor relations website business. This product offering can be an add-on to any customer’s subscription. The media room suite includes a custom newsroom page builder, a brand asset manager and contact manager.

Our media room addresses the needs of our customers looking to build connections with media, journalists, customers and if applicable the investment community. According to a survey from TekGroup, a majority of journalists and media professionals indicated the importance of media rooms that include digital media, press kits and video. We believe our media room accomplishes this by making it a part of our media suite, giving us a further competitive advantage in the market. This also allows our customers to have one media platform to manage all their assets, brands and outreach.

Webcasting & Events. Our webcasting and events business is comprised of our earnings call webcasting solutions and our virtual meeting and events software (such as deal/non-deal road shows, analyst days and shareholder days).

Our Webcasting Platform is a cloud-based webcast, webinar and virtual meeting platform that delivers live and on-demand streaming of events to audiences of all sizes. Our solution allows customers to create, produce and deliver events, which we feel has significantly strengthened our webcasting product and overall offering. The platform architecture gives us the ability to host thousands of webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include any type of virtual event.

Traditional earnings calls and webcasts are a highly competitive market with the majority of the business being driven from practitioners in investor relations and communications firms. We estimate there are approximately 5,000 companies in North America conducting earnings events each quarter that include a teleconference, webcast or both as part of their events. Our platform incorporates other elements of the earnings event, including earnings date/call announcement, and earnings press release. There are a handful of our competitors that can offer this integrated full-service solution today, however, we believe our real-time event setup and integrated approach offers a more effective way to manage the process. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers.

Professional Conference and Events Software. Our professional conference and events software is a subscription offering we currently license to investor conference organizers. This software, which is also available as a native mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. This cloud-based product can be used in a virtual or in person conference setting and is integrated within other offerings of press release distribution, media rooms and webcasting and events. We believe this integration gives us a unique offering for professional conference organizers that is not available elsewhere in the market.

Investor Relations Websites. Our investor relations content network is another component of our platform, which is used to create the investor relations’ tab of a company’s website. This investor relations content network is a robust series of data feeds including news feeds, stock feeds, fundamentals, regulatory filings, corporate governance and many other components which are aggregated from most of the major exchanges and news distribution outlets around the world. Customers can subscribe to one or more of these data feeds or as a component of a fully designed and hosted website for pre-IPO companies, SEC reporting companies and partners seeking to display our content on their corporate sites. The clear benefit to our investor relations content network is its integration with our other offerings. As such, companies can produce content for public distribution and it is automatically linked to their corporate website, distributed to targeted groups and placed into our data feed partners.

During 2023, we released significant upgrades to our investor relations website that included ADA Compliance (Americans with Disabilities Act) and AODA Compliance (Accessibility for Ontarians with Disabilities Act) which ensures that people with disabilities have the same access to all areas of a business's premises, specifically, customers’ websites. This add-on requires a recurring annual subscription and is delivered fully integrated into and with our investor relations website offering.

Incident Hotline. Formally our whistleblower hotline offering, is an add-on product within our subscription platform. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance policies. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we are introduced to new IPO customers and other larger cap customers listed on the NYSE. Since 2014, we have been a named NYSE subsidy provider of this incident response and management solution. In 2020, NYSE renewed and extended the initial subsidy term to four years from two years, whereby the first two years are provided under subsidy and the added two years are at our standard subscription rates. We continue to innovate as well as upgrade our incident response and management system which is expected to be deployed this year.

Our Competitive Strengths

We believe that our market leadership position is based on the following key strengths:

Designed to Help Companies Communicate Better. Our platform was architected from the ground up to enable businesses to bring their brand voice and storytelling to life, by using an all-in-one solution that integrates our news distribution, media room, database, pitching, monitoring, and reporting functionalities into and with our investor relations websites and webcasting event technology.

Ease of Use of a Single, Platform that Drives Clear Value. We have designed and built a world-class platform that stands out for its seamless integration, powerful capabilities, and ease of use. We believe customers choose the ACCESS Platform because it offers a unified and intuitive experience, from press release creation to targeting and monitoring, which we believe sets it apart from many traditional point solutions. Additionally, we are continuously enhancing our platform with new products and advanced AI capabilities, empowering customers to work smarter and maximize efficiency

Rebrand and Market Leadership. In November 2024, we launched a rebranding initiative to redefine our company’s identity and ensure continued relevance with our evolving customer base in the communications industry. This rebrand was completed on January 16, 2025, through a phased integration of our brands under our new name, ACCESS Newswire Inc. Effective January 27, 2025, Issuer Direct Corporation officially became ACCESS Newswire Inc. As part of this transition, the ACCESSWIRE and Issuer Direct brands were retired from the marketplace, with all customers seamlessly migrated to the ACCESS Newswire platform. Additionally, the company continues to maintain infrastructure and serve customers under other brands, such as Newswire.com, which is scheduled for integration into the ACCESS Newswire brand over the first half of 2025

Partner & Reseller Programs. We derive referrals and revenues from our partners and resellers. We believe this is a core component of our products and go-to-market activities. We engage each partner and reseller in one of two ways, i) we resell our products at a discount for the reseller to incorporate our offerings into their go-to-market strategy and ii) we partner with leading IR and PR firms whereby they refer ACCESS to their customers, who enter into contracts with us directly. In 2025 and beyond, we believe our brand benefit from these programs, and we will look to continue to invest and maintain our presence across both IR and PR.  As of December 31, 2024, approximately 10% of revenues came from our partner and reseller programs.

Our overall strategy includes:

Grow Our Customer Base. We see a significant opportunity in the market for our platform, particularly among small-to-mid-sized businesses that are underserved by existing point-solution vendors. Many of these businesses lack the resources to implement complex systems, making our all-in-one customer platform an ideal solution for driving growth and expansion. By offering a streamlined, cost-effective, and easy-to-adopt platform, we empower small-mid-market businesses to execute successful strategies with efficiency. Moving forward, we will continue to fuel our growth by leveraging our go-to-market strategies, competitive flat-fee pricing model, and strong network of Resellers and Partners.

Increase Revenue from Existing Customers. With 10,000 customers in more than 135 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our platform, and upselling additional offerings and features, including future planned adjacencies coming this year. We believe our flat-fee pricing model will allow us to capture more subscription revenues as point solutions continue to struggle in the market.

Keep Expanding Internationally. We believe there is a significant opportunity for our platform outside of the North American. As of December 31, 2024, approximately 15% of our customers were located outside of the North America and these Customers generated approximately 12% of our total revenue for the year ended December 31, 2024. We sell, support and work with our international customers from North American. We intend to grow our presence in international markets through additional investments in partners, resellers and our direct sales and marketing channel.

Continue to Innovate and Expand Our Platform. Small-mid-market businesses are increasingly realizing the value of having an integrated platform for both PR and IR. We believe we are well positioned to capitalize on this opportunity by introducing new products and solutions to improve the functionality of our platform, that addresses the lifecycle of a customer’s storytelling initiatives. As engagement is becoming more and more important to our customers’ it is going to become critical to continually differentiate our offerings and technology by introducing new and innovative ways to express interest in a brand, by bringing real-time engagement to our customers.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our platform and accelerate the pace of our innovation, while continuing to stay focused on the customer experience. Our last acquisition was the Newswire brand, which was acquired on November 1, 2022, as part of the iNewswire, LLC transaction.

Sales and Marketing. During 2024, we continued to strengthen our brands in the market by working aggressively to expand our customer footprint and continue to cross sell to increase average revenue per customer. Since our platform, systems and operations are built to handle growth, we have been leveraging them to produce reasonable gross margins and cash flows without a proportional increase in our capital or operating expenses.

Our sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2024 with a multi-tier organization of sales personnel, consisting of Client Success Managers, Account Executives, and strategic agency and reseller executives. We have planned to unify our territories and geographic regions we serve into and with a singular Client Success Managers per region that do both account development and new business. We believe this new approach will be the most efficient and effective way for us to reach new customers and grow our current install base. The total compensation packages for these teams are heavily weighted with commission compensation to incent sales and retention. All members of the sales team have quotas. As of December 31, 2024, we employed 27 full-time equivalent sales and marketing personnel compared to 35 as of December 31, 2023.

Our marketing organization is dedicated to both acquiring new customers and engaging existing ones through targeted educational campaigns. These efforts aim to highlight the advantages of our platform and encourage customers to enhance their subscriptions by adding additional components. To achieve these goals, our team employs a customer-centric omni-channel strategy, which integrates multiple channels—such as online platforms, mobile apps, social media, physical stores, email, and customer service—into a seamless and consistent experience. The goal is to ensure that customers can interact with a brand effortlessly across different touchpoints while maintaining continuity in their journey. Additionally, we leverage strategic partnerships and specialized private company marketing activities to expand our reach and strengthen brand awareness. By integrating these approaches, we aim to drive sustainable long-term growth and continuously scale our business in an evolving marketplace.

Industry Overview

According to a 2022 Burton-Taylor Media Intelligence report, the global communications technology market is more than $5.5 billion in annual revenue. This total includes spending on social media solutions, media monitoring, press release targeting and distribution, and investor relations platforms globally. A key driver of growth in our industry is the introduction of new innovative technologies and solutions. We believe by expanding our technology and products will help us gain market share within the industry as well as further expand our news distributions brands.

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

 Competition

Despite some significant consolidation in recent years, the communications industry remains both highly fragmented and extremely competitive. The success of our products and services are generally based on price, quality, and the ability to service customer demands. Management has been focused on offsetting the risks relating to competition as well as the seasonality by introducing our cloud-based subscription platform, with higher margins, clear competitive advantages, higher customer stickiness and scalability to withstand market and pricing pressures.

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

Customers

Our customers include a wide variety of public and private companies. For the year ended December 31, 2024, we worked with 12,349 customers, compared to 11,924 for the year ended December 31, 2023. We did not have any customers during the year ended December 31, 2024 that accounted for more than 10% of our revenue or more than 10% of our year end accounts receivable balance as of December 31, 2024.

Human Capital and Culture

As of December 31, 2024, we had 113 employees and independent contractors. None of our workforce is represented by a union. Our employees are based either at our corporate offices in North Carolina or work remotely in designated regions worldwide.

We recognize and value our people as our most important asset in achieving our strategic goals and growing an industry leading communications company. We are continually working on a human resources strategy that helps drive the right culture, leadership, talent management, performance, reward and recognition, personal development, and ways of working to ensure we achieve our strategic goals while our people benefit from an exceptional experience. Our efforts in creating a working environment that draws out the best in our employees and allows them to fulfil their potential and support our goals focus on the following:

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

Facilities

Our headquarters are located in Raleigh, North Carolina. In October 2019, we began a lease for 9,766 square feet of office space, which expires December 31, 2027.

Insurance

We maintain a general business liability, cyber-security and an errors and omissions policies specific to our industry and operations. We believe that our insurance policies provide adequate coverages for all reasonable risks associated with operating our business. Additionally, we maintain a Directors and Officers insurance policy, which is standard for our industry and size. We also maintain key person life insurance on our C level executives.

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

ITEM 1A. RISK FACTORS.

Forward-Looking and Cautionary Statements

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this Form 10-K before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you could lose some or all your investment.

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

Our revenue growth rate in past periods relating to our historical Communications revenue stream may not be indicative of its future performance.

With respect to our historical Communications revenue stream, we have experienced an annual revenue growth rate ranging from 13% to 55% between 2016 and 2023, however in 2024 it decreased 7%. Throughout these years, most of the growth has been due to the success of our ACCESSWIRE newswire brand.  In 2023 and 2022, we also had additional growth from our acquisition of Newswire. In 2020, much of the growth came from demand for our events products that were upgraded to handle virtual needs in the industry as a result of the COVID-19 pandemic. Additionally, acquisitions of VWP in January 2019 and FSCwire in July 2018 have contributed to the growth. Our historical revenue growth rate of the Communications revenue stream is not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability and our stock price may be negatively impacted.

The success of our cloud-based software largely depends on our ability to provide reliable solutions to our customers. If a customer were to experience a product defect, a disruption in its ability to use our solutions or a security flaw, demand for our solutions could be diminished, we could be subject to substantial liability and our business could suffer.

Our product solutions are complex, and we often release new features. As such, our solutions could have errors, defects, viruses or security flaws that could result in unanticipated downtime for our customers and harm our reputation and our business. Internet-based software may contain undetected errors or security flaws when first introduced or when new versions or enhancements are released. We might from time to time find such defects in our solutions, the detection and correction of which could be time consuming and costly. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions in access, security flaws, viruses, data corruption or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, could delay or withhold payment to us or may make claims against us, which could result in an increase in our provision for credit losses, an increase in collection cycles for accounts receivable or the expense and risk of litigation. We could also lose future sales. In addition, a security breach of our solutions could result in our future business prospects being materially adversely impacted.

 A substantial portion of our business is derived from our press release distribution business, which is dependent on technology and key partners.

As noted, our ACCESSWIRE brand has been vital to the increase in revenue associated with our Communications business. It is expected that our recent acquisition of Newswire will also add significant revenue to our Communications business in the future. These two brands, combined into our new brand of ACCESS Newswire, is dependent upon several key partners for news distribution, some of which are also partners that we rely on for other shareholder communications services. During the second quarter of 2019, one of our key partners made an industry-wide decision to no longer accept investor commentary content. A significant portion of our historical ACCESSWIRE revenue was generated from this type of content, which significantly affected revenue going forward. Further disruption in any of these partnerships could have a material adverse impact on our business and financial results and the inability to procure new key partners could impact the growth of the ACCESS Newswire brand, particularly with respect to public company news distribution. Additionally, ACCESS Newswire is highly dependent on technology and any performance issues with this technology could have a material impact on our ability to serve our customers and thus our ability to generate revenue.

Failure to manage our growth may adversely affect our business or operations.

Since 2013, we have experienced overall growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our executive management team and employees and on our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 24 employees and contractors as of December 31, 2012 to 113 (including 32 independent contractors) as of December 31, 2024. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

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

There are risks and uncertainties associated with the sale of our Compliance business.

On February 28, 2025, we sold our Compliance business to the Buyer for aggregate cash consideration of $12,500,000, with $12,000,000 of the purchase price paid at closing and $500,000 retained by the Buyer as a holdback for a period of 12 months post-closing to satisfy potential indemnification claims by the Buyer under the Purchase Agreement if any. We used the entire $12,000,000 in closing cash to reduce our indebtedness to Pinnacle Bank.  As such, we did not receive any cash at closing as a result of the sale of our Compliance business.

Our Compliance business has historically provided strong revenue and cash flow at high gross margins.  While we believe our Communications business, which has been our primary focus for approximately the last 10 years, will be a strong stand-alone business, there can be no guaranty that it will be able to replace the revenue and cash flow of the Compliance business, which would result in a material adverse effect on our business, financial condition and results of operations.

Additionally, the sale of our Compliance business required us to separate and allocate specific assets to the business, including some shared assets. We could face disputes with the Buyer regarding whether or not certain assets were included in the sale. Moreover, we agreed, for a period of time after the sale pursuant to a Transition Services Agreement, to continue to perform certain services that we historically performed for the Compliance business, and we also undertook other customary obligations associated with a disposition of a business by means of asset sale.  The attention of our management may be directed toward closing or post-closing matters relating to the sale of our Compliance business, including the services required by the Transition Services Agreement, and their focus may be diverted from the day-to-day business operations of our company.

We have also agreed to indemnify the Buyer against certain losses suffered as a result of certain breaches of our representations, warranties, covenants and agreements in the Purchase Agreement and related documents. Any event that results in a right for the Buyer to seek indemnity from us could result in substantial liability to us and could adversely affect our financial position and results of operations.  Although the Buyer agreed to assume certain liabilities associated with the Compliance business, it did not assume all such liabilities, which could lead to a dispute.

Any disputes with the Buyer related to the sale of our Compliance business could divert the attention of our management or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

We must adapt to rapid changes in technology and customer requirements to remain competitive.

The market and demand for our products and services, to a varying extent, have been characterized by:

•	technological change;

•	frequent product and service introductions; and

•	evolving customer requirements.

We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to:

•	enhance our existing products and services;

•	gain market acceptance; and

•	successfully develop new products and services that meet increasing customer requirements.

To achieve these goals, we will need to continue to make substantial investments in sales and marketing. We may not:

•	be successful in developing product and service enhancements or new products and services on a timely basis, if at all; or

•	be able to successfully market these enhancements and new products once developed.

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

Risks Related to Our Credit Agreement

Our obligations under the Credit Agreement, as amended, with Pinnacle Bank are secured by a first priority security interest in substantially all of our assets. Additionally, all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement. As such, our creditor may enforce its security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

In connection with the Credit Agreement, we agreed to comply with certain affirmative and negative covenants and agreed to meet certain financial covenants. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Loan Parties and their subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, transactions with affiliates, and dividends and other distributions. In addition, the Credit Agreement contains financial covenants, tested quarterly, that require a Fixed Charge Ratio (as defined in the Credit Agreement) and a Leverage Ratio (as defined in the Credit Agreement) to be maintained at certain levels.

Events of default under the Credit Agreement include, but are not limited to the following: our failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements in any representation or warranty of any of the Loan Parties; failure by the Company or any of its subsidiaries to comply with their covenants under the Credit Agreement and other related agreements, subject in certain cases to rights to cure; certain defaults under other indebtedness of the Loan Parties; insolvency or bankruptcy-related events with respect to the Company or any of its subsidiaries; if the Credit Agreement or certain related agreements or security interests created by them cease to be in full force and effect; and the occurrence of a change in control, each as discussed in greater detail in the Credit Agreement, and subject to certain cure rights. If any event of default occurs and is continuing under the Credit Agreement, the lenders may terminate their commitments and may require the Company and its subsidiaries to repay outstanding debt.

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

Because we are a smaller reporting company, our independent registered public accounting firm was not required to and did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2024.

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

The full Board is responsible for oversight of cybersecurity risk and receives regular reports from the CTO or CEO. Our CTO also presents his assessment of material risks from cybersecurity threats to the Board at least annually. If a cyber incident is reported to the Board of Directors, our Incident Response Plan is triggered which involves a number of immediate actions be initiated. The impact, if any, of cyber incidents on internal control over financial reporting is discussed with the full Board.

The independent members of the Board, through the Board’s nominating procedures and requirements, considers cyber expertise in vetting nominees for the Board and recommending Board committee appointments.

ITEM 2. PROPERTY.

Our headquarters are located in Raleigh, North Carolina. In October 2019, we began a lease for 9,766 square feet of office space, which expires December 31, 2027.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders of Record

As of December 31, 2024, there were approximately 150 registered holders of record of our common stock and 3,838,743 shares outstanding.

Dividends

We did not pay any dividends during the year ended December 31, 2024 and 2023. There can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

ITEM 6. SELECT FINANCIAL DATA.

Our selected consolidated financial data shown below should be read together with Item7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data.” The data shown below are not necessarily indicative of results to be expected for any future period. The data below is comprised of results from continuing operations only and does not include results from discontinued operations.  For more information regarding continuing and discontinued operations, see Note 3 to our Consolidated Financial Statements for the year ended December 31, 2024.

Summary of Operations for the periods ended December 31, 2024 and 2023 (in 000’s).

	Year Ended December 31,
	2024	2023
Statement of Operations
Revenue	$23,057	$24,522
Cost of revenues	5,617	5,607
Gross margin	17,440	18,915
Operating costs	19,609	21,654
Impairment loss on intangible assets	14,150	—
Operating loss	(16,319)	(2,739)
Other expense	(1,026)	(1,640)
Loss before taxes	(17,345)	(4,379)
Income tax benefit	(4,064)	(938)
Loss from continuing operations	$(13,281)	$(3,441)

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

Results of Operations

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue, and the change in those amounts from fiscal year 2024 compared to 2023. The data below is comprised of results from continuing operations only and does not include results from discontinued operations.  For more information regarding continuing and discontinued operations, see Note 3 to our Consolidated Financial Statements for the year ended December 31, 2024.

Comparison of results of operations for the years ended December 31, 2024 and 2023 (in 000’s):

			Percentage of Revenue
	2024	2023	2024	2023
Revenues	$23,057	$24,522
Cost of revenue	5,617	5,607	24%	23%
Gross margin	17,440	18,915	76%	77%
Operating Expenses:
General and administrative	7,000	8,354	30%	34%
Sales and marketing	7,080	8,028	31%	33%
Product development	2,821	2,544	12%	10%
Depreciation and amortization	2,708	2,728	12%	11%
Impairment loss on intangible assets	14,150	—	61%	—
Total operating expenses	33,759	21,654	146%	88%
Operating loss	(16,319)	(2,739)	(71)%	(11)%
Interest expense, net	(1,107)	(1,249)	(5)%	(5)%
Other income (expense)	81	(391)	—%	(2)%
Loss before income taxes	(17,345)	(4,379)	(75)%	(18)%
Income tax benefit	(4,064)	(938)	(18)%	(4)%
Net loss from continuing operations	$(13,281)	$(3,441)	(58)%	(14)%

Revenues

Total revenue decreased by $1,465,000, or 6%, to $23,057,000 during the year ended December 31, 2024, as compared to $24,522,000 in 2023. The decrease is primarily due to a 15% decrease in revenue from our previously branded Newswire business due to a decrease in volume. Revenue from our investor relations website subscriptions and webcasting and events business decreased slightly as well.

Deferred Revenue

As of December 31, 2024, our deferred revenue balance was $4,743,000, which we expect to recognize primarily over the next twelve months, compared to $4,750,000 as of December 31, 2023. Deferred revenue primarily consists of advance billings for packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products.

Cost of Revenues

Cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Cost of revenues increased by $10,000 during the year ended December 31, 2024, as compared to the same period of 2023. Overall gross margin decreased $1,475,000, or 8%, during the year ended December 31, 2024, compared to 2023. The decrease in gross margin is primarily the result of the decrease in Newswire revenue noted earlier. Overall gross margin percentage decreased 1% to 76% during the year ended December 31, 2024, as compared to the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $7,000,000 for the year ended December 31, 2024, a decrease of $1,354,000 or 16%, as compared to the prior year. The decrease is primarily due to a benefit to stock compensation expense as a result of the resignation of an executive officer, a decrease in corporate headcount, as well as, lower one-time transaction and integration costs, partially offset by an increase in the provision for credit losses.

As a percentage of revenue, General and administrative expenses were 30% for the year ended December 31, 2024, as compared to 34% for 2023.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses and other marketing expenses. Sales and marketing expenses were $7,080,000 for the year ended December 31, 2024, a decrease of $948,000, or 12%, as compared to $8,028,000 in the prior year. This decrease is primarily due to a decrease in employee-related expenses due to lower headcount as well as lower advertising expense.

As a percentage of revenue, sales and marketing expenses were 31% for the year ended December 31, 2024, as compared to 33% for 2023.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance tour platform. Product development expenses increased $277,000, or 11%, to $2,821,000 during the year ended December 31, 2024, as compared to $2,544,000 in 2023. This increase is primarily due to an increase headcount, as we continue to invest in our products and technology. During the year ended December 31, 2024, we capitalized $597,000 of costs related to the development our news distribution systems and internal reporting platforms. During the year-end December 31, 2023, we capitalized costs of $478,000.

As a percentage of revenue, product development expenses increased to 12% for the year ended December 31, 2024, as compared to 10% for 2023.

Depreciation and Amortization Expenses

During the year ended December 31, 2024, depreciation and amortization expenses decreased by $20,000 or 1%, to $2,708,000, as compared to $2,728,000 during 2023.

Impairment loss on intangible assets

The Company performed its annual assessment for impairment of intangible assets and determined an impairment charge of $14,150,000 associated with the Newswire trademarks was necessary for the year ended December 31, 2024. As a result of the Company’s rebranding to ACCESS Newswire, management determined the useful life of the Newswire trademarks to be 5 years as opposed to the original 15 years upon the initial valuation in 2022. This decrease caused a decrease in the expected cashflows the assets will generate, which resulted in the impairment charge. There was no impairment loss recorded as of and for the year ended December 31, 2023.

Interest Expense, net

We recognized interest expense of $1,167,000 and $1,284,000 during the years ended December 31, 2024 and 2023, respectively, related to our long-term Credit Agreement. For the year ended December 31, 2023, interest expense is also attributed to the $22,000,000 Seller Note to finance the acquisition of Newswire. Interest expense, net was partially offset by interest income of $60,000 and $35,000 for the year ended December 31, 2024, and 2023, respectively, from deposit and money market accounts.

Other income (expense)

Other income (expense) represents the change in fair value of our interest rate swap. For the year ended December 31, 2023, this also includes $370,000 paid to extinguish the Seller Note.

Income Taxes

We recorded income tax benefit of $4,064,000 during the year ended December 31, 2024, compared to $938,000 during the year ended December 31, 2023. The difference in our effective tax rate of 23.0% and the statutory rate of 21% is primarily attributable to state income taxes, partially offset by the impact of stock-based compensation and return to provision adjustments.

Liquidity and Capital Resources

As of December 31, 2024, we had $4,103,000 in cash and cash equivalents and $3,351,000 in net accounts receivable. Current liabilities from continuing operations as of December 31, 2024, totaled $12,814,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of December 31, 2024, our current liabilities from continuing operations exceeded our current assets from continuing operations by $2,788,000.  While our current liabilities from continuing operations exceed current assets from continuing operations, we believe our ability to renegotiate our Credit Agreement and ability to continue to generate cash will benefit us in the future. See Note 15 (Subsequent Events) to our Consolidated Financial Statements relating to the sale of our Compliance business and the repayment of $12,000,000 of our long-term debt as of February 28, 2025. As a result of the repayment, the Company expects to no longer have negative working capital for the foreseeable future.

See Note 6 to our financial statements regarding information on our Credit Agreement.

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

For the years ended December 31, 2024 and 2023, free cash flow and adjusted free cash flow were as follows:

	Year Ended December 31,
	2024	2023

Net cash provided by (used in) operating activities of continuing operations (US GAAP)	$400	$(741)
Payments for purchase of fixed assets and capitalized software	(616)	(503)
Free cash flow (Non-GAAP)	(216)	(1,244)
Cash paid for acquisition and integration related items(1)	23	373
Cash paid for other unusual items(2)	219	395
Adjusted free cash flow (Non-GAAP)	$26	$(476)

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses, paid during the periods.
(2)

For the year ended December 31, 2024, this adjustment gives effect to payments for one-time accounting fees, termination benefits and other non-recurring or unusual expenses. During the year ended December 31, 2023, this adjustment is primarily related to a one-time payment of $370,000 related to the early termination of the note payable associated with the Newswire acquisition.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures and should not be considered as a substitute for analysis of our results as reported under US GAAP.  These measures are defined differently by different companies, and accordingly, such measures may not be comparable to similarly titled measures of other companies, and have important limitations as an analytical tool.

A reconciliation of net income to adjusted EBITDA for the years ended December 31, 2024 and 2023 is presented in the following table (in 000’s):

	Year Ended December 31,
	2024	2023
	Amount	Amount

Net loss from continuing operations:	$(13,281)	$(3,441)
Adjustments:
Impairment loss on intangible assets	14,150	—
Depreciation and amortization	2,928	2,788
Interest expense, net	1,107	1,249
Income tax benefit	(4,064)	(938)
EBITDA	840	(342)
Acquisition and/or integration costs(1)	189	546
Other non-recurring expenses(2)	138	436
Stock-based compensation expense(3)	728	1,365
Adjusted EBITDA:	$1,895	$2,005

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and integration related expenses, incurred during the periods.
(2)

For the year ended December 31, 2024, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $81,000, as well as, one-time accounting fees, termination benefits and other non-recurring or unusual expenses of $219,000. For the year ended December 31, 2023, this adjustment gives effect to $370,000 payment related to early extinguishment of our Seller Note and one-time non-recurring expenses of $45,000 and a loss on the change in fair value of our interest rate swap of $21,000.

(3)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the years ended December 31, 2024 and 2023 is presented in the following table (in 000’s):

	Year Ended December 31,
	2024		2023
	Amount	Per diluted share	Amount	Per diluted share

Net loss from continuing operations:	$(13,281)	$(3.47)	$(3,441)	$(0.90)

Adjustments:

Impairment loss on intangible assets(1)	14,150	3.70	—	—
Amortization of intangible assets(2)	2,559	0.67	2,559	0.67
Stock-based compensation expense(3)	728	0.19	1,365	0.35
Other unusual items(4)	327	0.08	982	0.26
Tax impact of adjustments(5)	(3,730)	(0.97)	(1,030)	(0.27)
Impact of discrete items impacting income tax expense(6)	38	0.01	103	0.03
Non-GAAP net income:	$791	$0.21	$538	$0.14
Weighted average number of common shares outstanding – diluted	3,829		3,816

(1)	This adjustment represents the impairment loss on intangible assets that was recognized for the year ended December 31, 2024.
(2)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(3)

The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

(4)

For the year ended December 31, 2024, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $81,000, as well as, one-time accounting fees, termination benefits and other non-recurring or unusual expenses, including acquisition and/or integration expenses of $408,000. For the year ended December 31, 2023, this adjustment gives effect to $370,000 payment related to early extinguishment of our Seller Note and one-time non-recurring expenses, including acquisition and/or integration expenses of $591,000 and a loss on the change in fair value of our interest rate swap of $21,000.

(5)	This adjustment gives effect to the tax impact of all non-GAAP adjustments at the current Federal tax rate of 21%.
(6)

This adjustment eliminates discrete items impacting income tax expense. For the year ended December 31, 2024 and 2023, discrete items relate to additional income tax expense recorded during the period related to the exercise of stock compensation.

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

We believe there is demand for our products around the world as companies seek to find better platforms and tools to disseminate and communicate their messages in a more efficient and collaborative way.

We also believe the continued transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during the remainder of 2025:

•	Expanding our products and adapting to this changing industry,
•	Expanding customer base,
•	Expanding our newswire distribution,
•	Investing in technology advancements and upgrades,
•	Evaluating acquisitions in areas of strategic focus,
•	Generating profitable sustainable growth
•	Generating cash flows from operations.

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

Substantially all the Company’s revenue comes from contracts with customers for its press release distribution and related products, investor relations website hosting or data feeds, events and webcast offerings and subscriptions to its incident hotline. Customers consist of public corporate issuers and professional firms, such as investor and public relations firms. In the case of news distribution and webcasting offerings, customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

The Company's contracts include either a subscription to its entire platform, certain modules within the platform or to its Press Release Optimizer Plan (“PRO”), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. Performance obligations of include providing subscriptions to certain modules or our entire platform, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. PRO subscription contracts contain two performance obligations: (i) the first is a series of distinct services that include, but are not limited to, developing specific media plans, and creating content to be distributed and (ii) the second performance obligation being access to the PRO platform along with distribution of press releases, ongoing support, and assessment of performance as a stand-ready obligation. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

Accounts Receivable and Allowance for Credit Losses

The Company calculates its allowance for credit losses using an expected losses model rather than using incurred losses. The model is based on the credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balances sheet date through analyzing historical customer data as well as taking into consideration current economic trends. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

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

Business Combinations, Goodwill, and Intangible Assets

The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks may be considered an indefinite-lived asset and, as such, are not amortized as there may be no foreseeable limit to cash flows generated from them. For the Newswire acquisition (see Note 4), the Company originally determined the trademarks acquired were considered a definite lived asset which will be amortized over a period of 15 years, however upon the re-brand of the Company to ACCESS Newswire and subsequent review of the trademarks associated with Newswire, determined the life to be 5 years remaining. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (5-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-7 years) are amortized over their estimated useful lives.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $4,103,000 and $5,714,000 at December 31, 2024 and 2023, respectively. We did not hold any marketable securities as of December 31, 2024 or 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our Consolidated Balance Sheets as of December 31, 2024, and 2023, and the related Consolidated Statements of income (loss), Consolidated Comprehensive income (loss), Consolidated Stockholders’ Equity and Consolidated Cash Flows for the two years ended December 31, 2024 and 2023, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2024, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JUSRISDICATIONS THAT PREVENT INSPECTIONS

                Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders and is incorporated herein by reference.

Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on our website (https://investors.accessnewswire.com/governance-documents) under “Governance Documents." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

We have adopted an Insider Trading Policy applicable to our directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE American listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2024” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS.

(a) Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Form 10-K.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation, as amended.*
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 27, 2025, 2025).
4.1	Credit Agreement dated March 20, 2023 with Pinnacle Bank and the other loan parties thereto (incorporated by referenced to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2023).
4.2

Third Modification to Credit Agreement and Partial Release dated February 28, 2025 with Pinnacle Bank and the other loan parties thereto (incorporated by referenced to Exhibit 10.2 to the Current Report on Form 8-K filed on March, 2023).

10.2	Executive Employment Agreement dated April 30, 2015 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2014).
10.3	First Amendment to Executive Employment Agreement dated May 4, 2017 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2017).
10.4	Membership Interest Purchase Agreement dated November 1, 2022 with Lead Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2022).
10.5	2023 Equity Incentive Plan (incorporated by reference to Annex A to the Schedule 14A filed on April 28, 2023).
10.6	Executive Employment Agreement with Steven Knerr dated September 16, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2024).
10.7

Asset Purchase Agreement dated February 28, 2025 with Equiniti Transfer Company, LLC and Direct Transfer, LLC (incorporated by reference to Exhibit 10,1 to the Current Report on Form 8-K filed on March 6, 2025).

19.1	The Company’s Insider Trading Policy.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
97	ACCESS Newswire Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed on March 7, 2024).
101

The following financial information from ACCESS Newswire Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

_______________

* Filed herewith

(c) Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS NEWSWIRE INC.

Date: March 25, 2025	By:	/s/ BRIAN R. BALBIRNIE
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 25, 2025	Director, Chairman of the Board and Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Steven Knerr	March 25, 2025	Chief Financial Officer
Steven Knerr		(Principal Financial Officer)

/s/ Graeme Rein	March 25, 2025	Director, Chairman of the Audit Committee
Graeme Rein

/s/ Joe Staples	March 25, 2025	Director, Chairman of the Compensation Committee
Joe Staples

/s/ Wesley Pollard	March 25, 2025	Director, Member of the Audit and Compensation Committee
Wesley Pollard

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of ACCESS Newswire Inc.

Raleigh, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of ACCESS Newswire Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue from Contracts with Customers

The Company had $23,057,000 in revenue from continuing operations and $5,831,000 in revenue from discontinued operations for the year ended December 31, 2024. As disclosed in Note 2 to the consolidated financial statements, the Company’s contracts include subscriptions to its cloud-based products or contracts for products and services. The Company’s contracts include either a subscription to the entire platform or certain modules within the platform, or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services.

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

Collectability of Accounts Receivable

The Company’s allowance for credit losses was $1,059,000 from continuing operations and was $559,000 from discontinued operations as of December 31, 2024. As disclosed in Note 2 to the consolidated financial statements, the Company accounts for the allowance for credit losses using an expected losses model, based on credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balance sheet date through analyzing historical customer data as well as taking into consideration current economic trends.

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

Goodwill and Intangible Assets Impairment Assessment

The Company’s goodwill balance was $19,043,000 from continuing operations and $2,885,000 from discontinued operations and intangible asset balance was $11,976,000 from continuing operations and $637,000 from discontinued operations as of December 31, 2024. The Company’s evaluation of goodwill and intangible assets for impairment involves the comparison of the fair value of each reporting unit or asset group to its carrying value. The fair value of each reporting unit or asset group is estimated using discounted cash flow and guideline public company methods, which requires the use of estimates and assumptions related to cash flow forecasts, discount rates, terminal values, and market multiples of comparable companies. Management’s cash flow forecasts included significant judgments and assumptions relating to revenue growth rates and operating margins.

The fair value of the reporting unit exceeded its carrying value as of December 31, 2024, therefore, no impairment of goodwill was recognized. The fair value of the Company’s Newswire trademarks did not exceed their carrying value as of December 31, 2024; therefore, an impairment charge of $14,150,000 was recognized during the year ended December 31, 2024. The impairment charge was recognized for the amount by which the carrying amount exceeded the estimated fair value. Management made significant judgments when developing the fair value estimate of the Newswire trademarks and reporting unit. As a result, a high degree of auditor judgment and effort was required, including involving the use of our valuation specialists, in performing audit procedures to evaluate the reasonableness of management’s cash flow forecasts and the significant assumptions identified above. Significant uncertainty exists with these assumptions because they are sensitive to future market or economic conditions.

Our audit procedures included the following:

•	Obtained an understanding of the internal controls and processes in place over the Company’s impairment review process, including management’s review of the significant assumptions described above.

•	Evaluated the reasonableness of management’s revenue, operating margins, and other forecasted amounts by comparing the forecasts to actual historical results.

•	Evaluated the reasonableness of guideline public company valuation multiples.

•	Evaluated management’s determination of reporting units and segments.

•	With the assistance of our valuation specialists, evaluated the valuation methodologies and significant assumptions, including discount rates, and developed a range of independent estimates and compared those to the significant assumptions used by management.

•	Tested the mathematical accuracy of the calculations.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina

March 25, 2025

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,103	$5,714
Accounts receivable (net of allowance for credit losses of $1,059 and $721, respectively)	3,351	3,005
Income tax receivable	—	232
Other current assets	1,234	1,134
Current assets held for sale	1,338	1,419
Total current assets	10,026	11,504
Capitalized software (net of accumulated amortization of $3,644 and $3,424, respectively)	934	556
Fixed assets (net of accumulated depreciation of $914 and $765, respectively)	365	495
Right-of-use asset – leases (See Note 10)	766	1,022
Other long-term assets	158	101
Goodwill	19,043	19,043
Intangible assets (net of accumulated amortization of $7,024 and $4,465, respectively)	11,976	28,685
Deferred tax asset	3,793	—
Non-current assets held for sale	3,577	3,746
Total assets	$50,638	$65,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,423	$1,180
Accrued expenses	1,699	1,838
Income taxes payable	56	11
Current portion of long-term debt	4,000	4,000
Deferred revenue	4,743	4,750
Current liabilities held for sale	893	871
Total current liabilities	12,814	12,650
Long-term debt (net of debt discount of $70 and $87, respectively) (see Note 6)	11,930	15,913
Deferred income tax liability	—	139
Lease liabilities – long-term (See Note 10)	668	1,009
Other long-term liabilities	—	21
Total liabilities	25,412	29,732

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,838,743 and 3,815,212 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	4	4
Additional paid-in capital	24,259	23,531
Other accumulated comprehensive loss	(178)	(49)
Retained earnings	1,141	11,934
Total stockholders' equity	25,226	35,420
Total liabilities and stockholders’ equity	$50,638	$65,152

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Revenues	$23,057	$24,522
Cost of revenues	5,617	5,607
Gross margin	17,440	18,915
Operating costs and expenses:
General and administrative	7,000	8,354
Sales and marketing	7,080	8,028
Product development	2,821	2,544
Depreciation and amortization	2,708	2,728
Impairment loss on intangible assets	14,150	—
Total operating costs and expenses	33,759	21,654
Operating loss	(16,319)	(2,739)
Other income (expense)
Interest expense, net	(1,107)	(1,249)
Other income (expense) (See Notes 6 and 7)	81	(391)
Loss before income taxes	(17,345)	(4,379)
Income tax benefit	(4,064)	(938)
Net loss from continuing operations	$(13,281)	$(3,441)
Net income from discontinued operations, net of taxes	2,488	4,207
Net (loss) income	(10,793)	766
Loss from continuing operations per share – basic	$(3.47)	$(0.90)
Loss from continuing operations per share – diluted	$(3.47)	$(0.90)
Income from discontinued operations per share – basic	$0.65	$1.10
Income from discontinued operations per share – diluted	$0.65	$1.10
(Loss) income per share – basic	$(2.82)	$0.20
(Loss) income per share – diluted	$(2.82)	$0.20
Weighted average number of common shares outstanding – basic	3,827	3,802
Weighted average number of common shares outstanding – diluted	3,829	3,816

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2024	2023
Net (loss) income	$(10,793)	$766
Foreign currency translation adjustment	(129)	47
Comprehensive (loss) income	$(10,922)	$813

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance on December 31, 2022	3,791,020	$4	$22,147	$(96)	$11,168	$33,223
Stock-based compensation expense	—	—	1,365	—	—	1,365
Exercise of stock awards, net of tax	24,192	—	19	—	—	19
Foreign currency translation	—	—	—	47	—	47
Net income	—	—	—	—	766	766
Balance on December 31, 2023	3,815,212	$4	$23,531	$(49)	$11,934	$35,420
Stock-based compensation expense	—	—	684	—	—	684

Exercise of stock awards, net of tax	18,999	—	—	—	—	—
Stock issued to consultants	4,532	—	44	—	—	44
Foreign currency translation	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(10,793)	(10,793)
Balance on December 31, 2024	3,838,743	$4	$24,259	$(178)	$1,141	$25,226

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(10,793)	$766
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net income from discontinued operations, net of tax	(2,488)	(4,207)
Loss on impairment of intangible assets	14,150	—
Provision for credit losses	1,083	538
Depreciation and amortization	2,928	2,788
Deferred income taxes	(3,933)	(433)
Stock-based compensation expense – employees and directors	684	1,365
Stock-based compensation expense - consultants	44	—
Change in fair value of interest rate swap	(81)	21
Amortization of debt issuance costs	17	13
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,462)	(1,150)
Decrease (increase) in other assets	391	152
Increase (decrease) in accounts payable	245	(60)
Increase (decrease) in deferred revenue	44	267
Increase (decrease) in accrued expenses and other liabilities	(429)	(801)
Net cash provided by (used in) operating activities of continuing operations	400	(741)
Net cash provided by operating activities of discontinued operations	2,760	3,801
Net cash provided by operating activities	3,160	3,060

Cash flows from investing activities
Purchase of fixed assets	(19)	(25)
Capitalized software	(597)	(478)
Purchase of acquired business, net of cash received (See note 4)	—	350
Net cash used in investing activities	(616)	(153)

Cash flows from financing activities
Payment of note payable (see Note 6)	(4,000)	(22,000)
Proceeds from issuance of term loan (see Note 6)	—	19,988
Payment for capitalized debt issuance costs	—	(88)
Proceeds from exercise of stock options, net of income taxes	—	19
Net cash used in financing activities	(4,000)	(2,081)

Net change in cash and cash equivalents	(1,456)	826
Cash and cash equivalents - beginning	5,714	4,832
Currency translation adjustment	(155)	56
Cash and cash equivalents - ending	$4,103	$5,714
Supplemental disclosures:
Cash paid for income taxes	$342	$1,314
Cash paid for interest	$1,387	$1,394

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description, Background and Basis of Operations

Nature of Operations

ACCESS Newswire Inc. (the “Company” or “ACCESS”) was incorporated in the State of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation and on January 27, 2025, changed its name to ACCESS Newswire Inc. Today, ACCESS is a leading communications company providing solutions for both public relations and investor relations professionals. The Company operates under several brands in the market, including Direct Transfer, Interwest, ACCESSWIRE and Newswire. The Company leverages its securities compliance and regulatory expertise to provide a comprehensive set of services that enhance a customer’s ability to communicate effectively with its shareholder base while meeting all reporting regulations required.

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

Accounts Receivable and Allowance for Credit Losses

The Company calculates its allowance for credit losses using an expected losses model rather than using incurred losses. The model is based on the credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balances sheet date through analyzing historical customer data as well as taking into consideration current economic trends. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

The following is a summary of the allowance for credit losses during the years ended December 31, 2024 and 2023 (in 000’s):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning balance	$721	$546
Provision for credit losses	1,083	538
Write-offs	(745)	(363)
Ending balance	$1,059	$721

Concentrations of Credit Risk & Customers

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. As of December 31, 2024, the Company’s domestic cash balance is spread among different depository institutions such that there is no balance which exceeds the FDIC insurance limit of $250,000. The Company also had cash-on-hand of $68,000 in Europe and $1,691,000 in Canada as of December 31, 2024.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

The Company did not have any customers during the years ended December 31, 2024 or 2023 that accounted for more than 10% of revenue.

Revenue Recognition

Substantially all the Company’s revenue comes from contracts with customers for its press release distribution and related products, investor relations website hosting or data feeds, events and webcast offerings and subscriptions to its incident hotline. Customers consist of public corporate issuers and professional firms, such as investor and public relations firms. In the case of news distribution and webcasting offerings, customers also include private companies. The Company accounts for a contract with a customer when there is an enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has economic substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer.

The Company's contracts include either a subscription to its entire platform, certain modules within the platform or to its Press Release Optimizer Plan (“PRO”), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. Performance obligations of include providing subscriptions to certain modules or our entire platform, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. PRO subscription contracts contain two performance obligations: (i) the first is a series of distinct services that include, but are not limited to, developing specific media plans, and creating content to be distributed and (ii) the second performance obligation being access to the PRO platform along with distribution of press releases, ongoing support, and assessment of performance as a stand-ready obligation. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been prepaid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of December 31, 2024 and December 31, 2023, was $4,743,000 and $4,750,000, respectively, and is expected to be recognized within one year. Approximately $200,000 of the deferred revenue balance as of December 31, 2024, relates to contracts for press release packages with an expiration date after December 31, 2025, however the customer may use the balance within one year. As of January 1, 2023, deferred revenue was $4,788,000. Revenue recognized for the years ended December 31, 2024 and 2023, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $4,750,000 and $4,788,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $3,351,000 and $3,005,000 as of December 31, 2024 and 2023, respectively. As of January 1, 2023, accounts receivable, net of allowance for credit losses was $2,130,000. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of a significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of December 31, 2024 and 2023, the Company has capitalized $69,000 and $73,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

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

Earnings per Share

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 52,750 and 72,750 were excluded in the computation of diluted earnings per common share during the years ended December 31, 2024 and 2023, respectively, because their impact was anti-dilutive.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	December 31,
	2024	2023
Capitalized software development costs	$597	$478
Amortization included in cost of revenues	220	60

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

As of December 31, 2024 and 2023, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive loss (income) related to changes in the cumulative foreign currency translation adjustment.

Business Combinations, Goodwill, and Intangible Assets

The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks may be considered an indefinite-lived asset and, as such, are not amortized as there may be no foreseeable limit to cash flows generated from them. For the Newswire acquisition (see Note 4), the Company originally determined the trademarks acquired were considered a definite lived asset which will be amortized over a period of 15 years, however upon the re-brand of the Company to ACCESS Newswire and subsequent review of the trademarks associated with Newswire, determined the life to be 5 years remaining. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (5-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-7 years) are amortized over their estimated useful lives.

Advertising

The Company expenses advertising as incurred. During the years ended December 31, 2024 and 2023, advertising expense was $1,267,000 and $1,690,000, respectively.

Liquidity and Capital Resources

As of December 31, 2024, we had $4,103,000 in cash and cash equivalents and $3,351,000 in net accounts receivable. Current liabilities from continuing operations as of December 31, 2024, totaled $12,790,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of December 31, 2024, our current liabilities from continuing operations exceeded our current assets from continuing operations by $2,510,000.  While our current liabilities from continuing operations exceed current assets from continuing operations, we believe our ability to renegotiate our Credit Agreement and ability to continue to generate cash will benefit us in the future. See Note 15 (Subsequent Events) to our Consolidated Financial Statements relating to the sale of our Compliance business and the repayment of $12,000,000 of our long-term debt as of February 28, 2025.

Newly Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ended December 31, 2024. The Company adopted the new standard effective December 31, 2024 on a retrospective basis. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows. Refer to Note 12, Segment Information, for details.

Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for the Company for the year ending December 31, 2025 and early adoption is permitted. The guidance allows for adoption using either a prospective or retrospective transition method. The Company does not believe the adoption of this standard will have a significant impact on the Company’s financial position, results of operations or cash flows, however, is evaluating the impact that the updated standard will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This update requires enhanced disclosures of certain costs and expenses in the notes to the financial statements. This update is applicable to all public entities and is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact the new accounting guidance will have on its disclosures.

Note 3: Discontinued Operations

On February 28, 2025, the Company and Direct Transfer, LLC, its wholly owned subsidiary entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Equiniti Trust Company, LLC (the “Buyer”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Company’s compliance business (the “Purchased Assets”). The Purchased Assets consist of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing i) disclosure software and services for financial reporting, ii) stock transfer services, iii) annual meeting, print and shareholder distribution and fulfillment services and iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in “communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “compliance revenue” will be retained by the Company. The Buyer will only assume certain liabilities related to the Purchased Assets, which includes certain accounts payable, accrued liabilities and deferred revenue. This transaction also closed on February 28, 2025.

The Company reviewed Accounting Standards Codification (ASC) 205-20-45, which provides guidance over the disposal of a component of an entity and determined that the criteria were met to classify the assets of the compliance business as held-for-sale as of December 31, 2024. Further guidance states that once a group of assets are determined to be held-for-sale, then they should be recorded as discontinued operations in the financial statements of the entity.

Performance obligations of contracts included in discontinued operations include providing subscriptions to certain modules of our compliance software or other stand-ready obligations to deliver services and annual report printing and distribution.  Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. For service contracts that include stand ready obligations, revenue is recognized evenly over the contract period. For all other services delivered on a per project or event basis, the revenue is recognized at the completion of the event. The Company believes recognizing revenue for subscriptions and stand ready obligations using a time-based measure of progress, best reflects the Company’s performance in satisfying the obligations.

The following table sets forth the assets and liabilities included in discontinued operations as of December 31, 2024 and 2023 as presented into the Consolidated Balance Sheets:

in $000’s	December 31,
	2024	2023
Accounts Receivable (net of provision for credit losses of $559 and $398 as of December 31, 2024 and 2023, respectively	$1,321	$1,363
Other current assets	17	56
Total current assets	1,338	1,419
Goodwill	2,885	2,885
Intangible Assets (net of accumulated amortization of $5,265 and $5,097 as of December 31, 2024 and 2023, respectively	637	805
Other non current assets	55	56
Total assets	$4,915	$5,165

Accounts Payable	$107	$128
Accrued Expenses	168	81
Deferred Revenue	618	662
Total liabilities	$893	$871

The following table sets forth the details of income from discontinued operations for the years ended December 31, 2024 and 2023 as presented in the Consolidated Statement of Operations:

In $000's

	Years Ended December 31,
	2024	2023
Revenues	$5,831	$8,856
Cost of revenues	1,690	2,322
Gross margin	4,141	6,534
Operating costs and expenses:
General and administrative	666	581
Sales and marketing	104	223
Product development	—	7
Depreciation and amortization	168	168
Total operating costs and expenses	938	979
Operating income	3,203	5,555
Other income (expense)
Interest income	31	133
Income before income taxes	3,234	5,688
Income tax expense	746	1,481
Net income from discontinued operations	$2,488	$4,207

Note 4: Fixed Assets

in $000’s	December 31,
	2024	2023
Computer equipment	$243	$224
Furniture & equipment	331	331
Leasehold improvements	705	705
Total fixed assets, gross	1,279	1,260
Less: Accumulated depreciation	(914)	(765)
Total fixed assets, net	$365	$495

Included in leasehold improvements is $488,000 of tenant improvement allowance associated with a lease signed in March 2019 related to the Company’s corporate headquarters. Depreciation expense on fixed assets for the years ended December 31, 2024 and 2023 totaled $149,000 and $155,000, respectively. No disposals were made during the years ended December 31, 2024 and 2023.

Note 5: Goodwill and Other Intangible Assets

The components of intangible assets are as follows (in 000’s):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	1,998	(1,426)	572
Proprietary software	3,198	(1,458)	1,740
Distribution partner relationships	153	(99)	54
Non-compete agreement	69	(69)	—
Trademarks – definite-lived	13,350	(3,972)	9,378
Trademarks – indefinite-lived	232	—	232
Total intangible assets	$19,000	$(7,024)	$11,976

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	1,998	(1,158)	840
Proprietary software	3,198	(1,015)	2,183
Distribution partner relationships	153	(84)	69
Non-compete agreement	69	(69)	—
Trademarks – definite-lived	27,500	(2,139)	25,361
Trademarks – indefinite-lived	232	—	232
Total intangible assets	$33,150	$(4,465)	$28,685

The Company performed its annual assessment for impairment of intangible assets and determined an impairment charge of $14,150,000 associated with the Newswire trademarks was necessary for the year ended December 31, 2024. As a result of the Company’s rebranding to ACCESS Newswire, management determined the useful life of the Newswire trademarks to be 5 years as opposed to the original 15 years upon the initial valuation in 2022. This decrease caused a decrease in the expected cashflows the assets will generate, which resulted in the impairment charge. There was no impairment loss recorded as of and for the year ended December 31, 2023.

The amortization of intangible assets is a charge to operating expenses and totaled $2,559,000 in the years ended 2024 and 2023, respectively.

The future amortization of the identifiable intangible assets is as follows (in 000’s):

Years Ending December 31:
2025	$2,502
2026	2,475
2027	2,347
2028	2,243
2029	2,177
Thereafter	—
Total	$11,744

During the year ended December 31, 2022, we acquired Newswire, which added $16,122,000 of goodwill based on our preliminary purchase price allocation.  During the year ending December 31, 2023, we concluded our purchase price allocation, which resulted in a reduction in goodwill of $571,000. Along with Newswire, the goodwill balance of $19,043,000 is related to the stock acquisitions of ACCESSWIRE in 2014 and Filing Services Canada, Inc. in 2018 and the assets of the Visual Webcasting Platform in 2019. The Company conducted its annual impairment analyses as of December 31, 2024 and 2023 and determined that no goodwill was impaired.

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

Please also see Note 15 (Subsequent Events) relating to the amendments to the Credit Agreement as of February 28, 2025.

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

The proceeds of the Term Loan along with certain cash on hand of the Company were used to repay in its entirety the one-year Secured Promissory Note (the “Seller Note”) issued to Lead Capital, LLC (“the Seller”) in connection with the Company’s November 1, 2022 acquisition of iNewswire.com LLC (“Newswire”) for a lump sum payment of $22,880,000. In order to settle the Seller Note on March 20, 2023, the Company paid $370,000 to Seller, with the Seller agreeing to forgive $440,000 of interest which would have otherwise been due. The $370,000 payment is recorded in Other income (expense), net on the Consolidated statements of operations for the year ended December 31, 2023.

Effective June 25, 2024, the aggregate principal amount of the Revolving LOC was reduced to $1,500,000. The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Effective June 25, 2024, Pinnacle’s commitment to fund under the Revolving LOC was amended to terminate on June 30, 2025, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its existing $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of December 31, 2024, there was no outstanding balance under the Revolving LOC and the interest rate was 6.58%.

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

As of December 31,2024, the Company was not in compliance with the above covenants. However, with sale of the Purchased Assets and simultaneous restructuring of the Credit Agreement (See Note 15: Subsequent Events) the above covenants were modified that the Company is in compliance and based on future projections expects to be in Compliance for the following twelve months.

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

Note 7: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company has $20,000,000 of notional amount interest rate swap agreement, which amortizes in-line with its long-term Credit Agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. As of December 31, 2024, the variable rate was 6.88%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of December 31, 2024 and 2023 was an asset of $60,000 and liability of $21,000, respectively and is included in Other long-term assets and liabilities, in the Consolidated balance sheets. The fair value of the interest rate swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. As a result of the interest rate swap, the Company recognized a net unrealized gain of $81,000 during the year ended December 31, 2024, and a net unrealized loss of $21,000 during the year ended December 31, 2023, which are included in Other expense in the Consolidated statements of operations.

Note 8: Equity

Dividends

The Company did not pay any dividends during the years ended December 31, 2024 and 2023.

Preferred stock and common stock

During the year ended December 31, 2024, there was 4,532 shares of common stock issued to a consultant in exchange for services. There were no issuances of preferred stock or common stock during the years ended December 31, 2024 and 2023 other than stock awarded to employees and the Board of Directors.

Note 9: Stock Options and Restricted Stock Units

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”).  Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of December 31, 2024, there are 365,078 shares which remain to be granted under the 2023 Plan, including 122,076 shares assumed under the Company’s previous 2014 Equity Incentive Plan, as amended.

The following is a summary of stock options issued during the year ended December 31, 2024 and 2023:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance on December 31, 2022	81,250	$6.80 – 27.71	$20.17	$462,390
Options granted	30,000	26.98	26.98	—
Options exercised	(2,500)	7.76	7.76	19,400
Options forfeited/cancelled	(2,000)	9.26 – 27.71	23.10	—
Balance on December 31, 2023	106,750	$6.80 – 27.71	$22.32	$176,360
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited/cancelled	(47,000)	9.26 – 26.00	21.97	—
Balance on December 31, 2024	59,750	$6.80 – 27.71	$22.60	10,700

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of the Company’s common stock on December 31, 2024 and 2023 of $8.94 and $18.13, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2024 and 2023. As of December 31, 2024, there was $208,000 of unrecognized compensation cost related to stock options, which will be recognized through 2027.

The following is a summary of unvested stock options during the year ended December 31, 2024 and 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance on December 31, 2022	44,250	$26.55	$12.41
Options granted	30,000	26.98	13.89
Options vested	(7,500)	27.71	13.53
Options forfeited/cancelled	(1,500)	26.00	11.87
Balance on December 31, 2023	65,250	26.78	13.12
Options granted	—	—	—
Options vested	(27,750)	27.05	13.18
Options forfeited/cancelled	(15,000)	26.00	11.87
Balance on December 31, 2024	22,500	26.98	13.89

The following table summarizes information about stock options outstanding and exercisable on December 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 8.00	5,000	0.89	6.80	5,000
$8.01 - 11.00	2,000	4.50	10.75	2,000
$11.01 - 16.00	10,000	4.16	13.21	10,000
$16.01 - 27.00	30,000	8.01	26.98	7,500
$27.01 – 27.71	12,750	7.05	27.71	12,750
Total	59,750	6.45	22.60	37,250

Of the 59,750 stock options outstanding, 20,926 are non-qualified stock options. All options have been registered with the SEC.

The following is a summary of restricted stock units issued during the years ended December 31, 2024 and 2023:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance on December 31, 2022	50,740	$25.00	$1,268,500
Units granted	74,832	26.08	1,951,619
Units vested/issued	(21,490)	25.24	(542,408)
Units forfeited	(9,250)	23.87	(220,798)
Balance on December 31, 2023	94,832	$25.90	$2,456,149
Units granted	43,666	12.41	541,932
Units vested/issued	(18,999)	20.26	(384,830)
Units forfeited	(24,333)	25.85	(628,984)
Balance on December 31, 2024	95,166	20.85	1,984,267

During the year ended December 31, 2024, the Company granted 43,666 shares of restricted stock units to employees, contractors and the Board of Directors, which vest at various intervals over the next 3 years. The average grant date fair value of these grants was $12.41 per share during the year ended December 31, 2024. During the year ended December 31, 2024, 18,999 restricted stock units with a grant date average intrinsic value of $20.26 per share, vested. As of December 31, 2024, there was $830,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2027.

During the years ended December 31, 2024 and 2023, the Company recorded compensation expense of $684,000 and $1,365,000, respectively, related to stock options and restricted stock units.

Note 10: Leases

Leasing activity generally consists of office leases. In March 2019, a lease was signed to move the corporate headquarters to Raleigh, North Carolina. The lease had a lease commencement date of October 2, 2019 and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of December 31, 2024. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $1,057,000 as of December 31, 2024. The current portion of this liability of $389,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $668,000 is included in Lease liabilities on the Consolidated balance sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	Year ended December 31, 2024	Year ended December 31, 2023
Lease expense
Operating lease expense	$304	$304
Variable lease expense	64	56
Rent expense	$368	$360

The weighted-average remaining non-cancelable lease term for our operating leases was 3 years as of December 31, 2024. As of December 31, 2024, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on December 31, 2024, are as follows (in 000’s):

Year Ended December 31:
2025	$389
2026	401
2027	413
Total lease payments	1,203
Present value adjustment	(146)
Lease liability	$1,057

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

Note 12: Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated periodically by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company considers itself to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a communications company for publicly traded and private companies. The CODM uses operating income to evaluate our capital allocation, which could be re-investing income back into the Company, executing a share-repurchase, paying dividends or acquiring other entities. Operating income is used to monitor budget versus actual results. The CODM also uses operating income in competitive analysis by benchmarking to  the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the Company.

In $000's

	Years Ended December 31,
	2024	2023
Revenues	$23,057	$24,522
Cost of revenues
Costs to deliver products	2,623	2,987
Employee costs	2,462	2,339
Teleconference costs	252	216
Amortization of capitalized software	220	61
Other segment costs	60	4
Total cost of revenue	5,617	5,607
Operating costs and expenses:
Employee costs	8,103	9,603
Consultants and professional services	3,035	2,206
Depreciation and amortization	2,708	2,728
Advertising	1,267	1,690
Provision for credit losses	1,083	538
Software licensing	938	969
Stock compensation	703	1,341
Hosting	461	267
Merchant and bank fees	481	534
Acquisition/integration and other non-recurring costs	408	591
Rent	368	360
Impairment loss on intangible assets	14,150	—
Other operating expenses (1)	54	827
Total operating costs and expenses	33,759	21,654
Operating loss	$(16,319)	$(2,739)

(1)	Other operating expenses include insurance, travel, reseller commissions, tradeshow expense and other miscellaneous selling, general and administrative expenses

Note 13: Income Taxes

The provision for income taxes consisted of the following components for the years ended December 31 (in 000’s):

	2024	2023
Current:
Federal	$20	$(79)
State	5	45
Foreign	12	(55)
Total Current	37	(89)
Deferred:
Federal	(3,611)	(670)
State	(590)	(175)
Foreign	100	(4)
Total Deferred	(4,101)	(849)
Total benefit for income taxes	$(4,064)	$(938)

Reconciliation between the statutory rate and the effective tax rate is as follows on December 31 (in 000's, except percentages):

	2024		2023
	Amount	Percentage	Amount	Percentage
Federal statutory tax rate	$(3,642)	21.0%	$(920)	21.0%
State tax rate	(586)	3.3%	(139)	3.2%
Permanent difference – stock-based compensation	56	(0.3)%	54	(1.2)%
Permanent difference – other	19	(0.1)%	8	(0.2)%
Foreign tax credit generated	—	—	—	—
Tax on foreign earnings – tax reform	40	(0.2)%	—	—
Foreign rate differential	4	(0.1)%	(9)	0.2%
FDII Deduction	—	—%	—	—
Other	45	(0.3)%	68	(1.6)%
Total	$(4,064)	23.4%	$(938)	21.4%

Components of net deferred income tax assets are as follows on December 31 (in 000's):

	2024	2023	Change
Assets:
Deferred revenue	$129	$80	$49
Allowance for doubtful accounts	350	311	39
Stock options	385	338	47
Transaction costs	61	69	(8)
IRC Section 174 capitalized costs	936	510	426
ROU lease liability	279	293	(14)
Purchase of intangible assets	2,144	—	2,144
Other	12	19	(7)
Total deferred tax asset	4,296	1,620	2,676

Liabilities
Prepaid expenses	(3)	(1)	(2)
Basis difference in fixed assets	(88)	(149)	61
Capitalized software	(63)	(20)	(43)
ROU Assets	(251)	(260)	9
Purchase of intangibles	—	(1,268)	1,268
Other	(98)	(61)	(37)
Total deferred tax liability	(503)	(1,759)	1,256

Total net deferred tax asset / (liability)	$3,793	$(139)	$3,932

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

The Company had no unrecognized tax benefits as of December 31, 2024 or December 31, 2023. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties on December 31, 2024.

Undistributed earnings of the Company are insignificant as of December 31, 2024. With the enactment of the 2017 Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2023, 2022 and 2021 are open to audit by federal and state taxing authorities.

Note 14: Employee Benefit Plans

The Company sponsors two defined contribution 401(k) Profit Sharing Plans and allows all employees in the United States to participate. Matching and profit-sharing contributions to the plan are at the discretion of management but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $135,000 and $174,000 during the years ended December 31, 2024 and 2023, respectively.

Note 15: Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after December 31, 2024, through the date these Consolidated Financial Statements were issued and has no transactions or events requiring disclosure except as set forth below:

Name Change

            On January 23, 2025, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Issuer Direct Corporation” to “ACCESS Newswire Inc.” effective as of January 27, 2025.

Asset Purchase Agreement

On February 28, 2025, the Company and Direct Transfer, LLC, a wholly owned subsidiary of the Company (“Direct Transfer” and, collectively with the Company, the “Sellers”) entered into the Purchase Agreement with the Buyer.

Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Sellers’s Compliance business (the “Purchased Assets”). The Purchased Assets consist of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing the following: (i) disclosure software and services for financial reporting; (ii) stock transfer services; (iii) annual meeting, print and shareholder distribution and fulfillment services; and (iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “Compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in “Communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “Compliance revenue” will be retained by the Company. The Buyer will only assume certain liabilities related to the Purchased Assets, which includes certain accounts payable, accrued liabilities and deferred revenue. The transaction also closed on February 28, 2025.

The purchase price for the Purchased Assets is $12,500,000 in cash, subject to adjustment as set forth in the Purchase Agreement, with $12,000,000 of the purchase price being paid to the Sellers at closing and $500,000 being retained by the Buyer as a holdback for a period of 12 months post-closing to satisfy potential indemnification claims by the Buyer under the Purchase Agreement if any.

As discussed in more detail below, the Company used the entire $12,000,000 in closing cash to reduce its indebtedness to Pinnacle Bank (“Pinnacle”).

Third Modification to Credit Agreement and Partial Release

On February 28, 2025 and in connection with the Purchased Assets transaction described above, the Company and each of its wholly-owned subsidiaries entered into a Third Modification to Credit Agreement and Partial Release (the “Third Modification to Credit Agreement”) with Pinnacle with respect to that certain Credit Agreement dated as of March 20, 2023, as amended (the “Credit Agreement”), and more fully described in the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2023 and in the Company’s subsequent periodic filings with the SEC.

Pursuant to the terms of the Third Modification to Credit Agreement, the Company and Pinnacle agreed to the following: (i) to pay down the current principal balance of the Term Loan (as defined in the Credit Agreement) by $12,000,000 as of the closing of the Purchased Assets transaction such that the current principal balance was reduced from $15,333,333 to $3,333,333; (ii) beginning on March 1, 2025, to reduce the monthly principal payments due by the Company to Pinnacle under the Term Loan from $333,333 to $72,464; (iii) to amend the financial covenants set forth in the Credit Agreement, as amended; and (iv) to release the Liens (as defined in the Credit Agreement) relating to the Purchased Assets.

