Form 10-Q
period 2025-03-31
ACCESS Newswire Inc.
filed 2025-05-13
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ACCESS Newswire Inc.
(Exact name of registrant as specified in its charter)

———————

Delaware	1-10185	26-1331503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

One Glenwood Avenue, Suite 1001, Raleigh NC 27603

(Address of Principal Executive Office) (Zip Code)

888-808-ACCS (2227)(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ACCS	NYSE American

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

As of May 13, 2025, the number of outstanding shares of the issuer’s common stock was 3,847,743.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,100	$4,103
Accounts receivable (net of allowance for credit losses of $1,321 and $1,059 respectively)	3,489	3,351
Other current assets	1,915	1,234
Current assets held for sale	633	1,338
Total current assets	10,137	10,026
Capitalized software (net of accumulated amortization of $3,718 and $3,644, respectively)	884	934
Fixed assets (net of accumulated depreciation of $954 and $914, respectively)	338	365
Right-of-use asset – leases	703	766
Other long-term assets	97	158
Goodwill	19,043	19,043
Intangible assets (net of accumulated amortization of $7,654 and $7,024, respectively)	11,346	11,976
Deferred tax asset	4,735	3,793
Non-current assets held for sale	—	3,577
Total assets	$47,283	$50,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,655	$1,423
Accrued expenses	2,140	1,699
Income tax payable	3,787	56
Current portion of long-term debt	870	4,000
Deferred revenue	5,021	4,743
Current liabilities held for sale	—	893
Total current liabilities	13,473	12,814
Long-term debt (net of debt discount of $65 and $70, respectively)	2,326	11,930
Lease liabilities – long-term	581	668
Other long-term liabilities	8	—
Total liabilities	16,388	25,412
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,847,743 and 3,838,743 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	24,539	24,259
Other accumulated comprehensive loss	(176)	(178)
Retained earnings	6,528	1,141
Total stockholders' equity	30,895	25,226
Total liabilities and stockholders’ equity	$47,283	$50,638

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2025	2024

Revenues	$5,476	$5,572
Cost of revenues	1,203	1,388
Gross profit	4,273	4,184
Operating costs and expenses:
General and administrative	1,953	1,639
Sales and marketing	1,594	2,071
Product development	733	654
Depreciation and amortization	670	682
Total operating costs and expenses	4,950	5,046
Operating loss	(677)	(862)
Interest expense, net	(204)	(284)
Other income (expense)	(69)	205
Loss before taxes	(950)	(941)
Income tax benefit	(185)	(158)
Net loss from continuing operations	(765)	(783)
Net income from discontinued operations, net of taxes	6,152	644
Net income (loss)	$5,387	$(139)
Net loss from continuing operations per share – basic	$(0.20)	$(0.21)
Net loss from continuing operations per share – diluted	$(0.20)	$(0.21)
Net income from discontinued operations per share – basic	$1.60	$0.17
Net income from discontinued operations per share – diluted	$1.60	$0.17
Net income per share – basic	$1.40	$(0.04)
Net income per share – fully diluted	$1.40	$(0.04)
Weighted average number of common shares outstanding – basic	3,842	3,816
Weighted average number of common shares outstanding – fully diluted	3,843	3,821

The accompanying notes are an integral part of these unaudited financial statements.

4

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
Net income (loss)	$5,387	$(139)
Foreign currency translation adjustment	2	(34)
Comprehensive income (loss)	$5,389	$(173)

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2023	3,815,212	$4	$23,531	$(49)	$11,934	$35,420
Stock-based compensation expense	—	—	(67)	—	—	(67)
Exercise of stock awards, net of tax	2,167	—	—	—	—	—
Foreign currency translation	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(139)	(139)
Balance at March 31, 2024	3,817,379	$4	$23,464	$(83)	$11,795	$35,180

Balance at December 31, 2024	3,838,743	$4	$24,259	$(178)	$1,141	$25,226
Stock-based compensation expense	—	—	280	—	—	280
Exercise of stock awards, net of tax	9,000	—	—	—	—	—
Foreign currency translation	—	—	—	2	—	2
Net income	—	—	—	—	5,387	5,387
Balance at March 31, 2025	3,847,743	$4	$24,539	$(176)	$6,528	$30,895

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$5,387	$(139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net income from discontinued operations, net of tax	(6,152)	(644)
Depreciation and amortization	742	728
Provision for credit losses	277	301
Deferred income taxes	(941)	(7)
Stock-based compensation expense	203	(79)
Non-cash interest expense	4	4
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(389)	(530)
Decrease (increase) in other assets	(57)	(190)
Increase (decrease) in accounts payable	231	279
Increase (decrease) in income tax payable	908	—
Increase (decrease) in accrued expenses and other liabilities	360	—
Increase (decrease) in deferred revenue	236	354
Net cash provided by operating activities of continuing operations	809	77
Net cash (used in) provided by operating activities of discontinued operations	(62)	909
Net cash provided by operating activities	747	986

Cash flows from investing activities:
Proceeds from Sale of Compliance Business	12,000	—
Purchase of fixed assets	(12)	(16)
Capitalized software	(23)	(245)
Net cash provided by (used in) investing activities	11,965	(261)

Cash flows from financing activities:
Payment of long-term debt	(12,739)	(1,000)
Net cash used in financing activities	(12,739)	(1,000)

Net change in cash and cash equivalents	(27)	(275)
Cash and cash equivalents – beginning	4,103	5,714
Currency translation adjustment	24	(40)
Cash and cash equivalents – ending	$4,100	$5,399

Supplemental disclosures:
Cash paid for interest	$223	$304

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2025 and consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three-month periods ended March 31, 2025 and 2024 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2024 audited financial statements of ACCESS Newswire Inc. (the “Company”, “We”, or “Our”) filed on Form 10-K for the year ended December 31, 2024.

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

The following is a summary of the allowance for credit losses during the three months ended March 31, 2025 and 2024 (in 000’s):

	Three months ended March 31, 2025	Three months ended March 31, 2024
Beginning balance	$1,059	$721
Provision for credit losses	277	300
Write-offs	(15)	(241)
Ending balance	$1,321	$780

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. As of March 31, 2025, the Company’s domestic cash balance is spread among different depository institutions such that there is no balance which exceeds the FDIC insurance limit of $250,000. The Company also had cash-on-hand of $101,000 in Europe and $2,048,000 in Canada as of March 31, 2025.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

The Company did not have any customers during the three months ended March 31, 2025 or 2024 that accounted for more than 10% of revenue.

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

The Company's contracts include either a subscription to its entire platform, certain modules within the platform or to its Press Release Optimizer Plan (“PRO”), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. Performance obligations include providing subscriptions to certain modules or our entire platform, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. PRO subscription contracts contain two performance obligations: (i) the first is a series of distinct services that include, but are not limited to, developing specific media plans, and creating content to be distributed and (ii) the second performance obligation being access to the PRO platform along with distribution of press releases, ongoing support, and assessment of performance as a stand-ready obligation. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

The Company recognizes revenue for subscriptions evenly over the contract period, upon distribution for per release contracts and upon event completion for webcasting and virtual annual meeting events. For service contracts that include stand-ready obligations, revenue is recognized evenly over the contract period. For all other services delivered on a per project or event basis, the revenue is recognized at the completion of the event. The Company believes recognizing revenue for subscriptions and stand ready obligations using a time-based measure of progress, best reflects the Company’s performance in satisfying the obligations.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been invoiced or paid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of March 31, 2025 and December 31, 2024, was $5,021,000 and $4,743,000, respectively, and is expected to be recognized primarily within one year. Approximately $245,000 of the deferred revenue balance as of March 31, 2025, relates to contracts for press release packages with an expiration date after March 31, 2026, however the customer may use the balance within one year. As of January 1, 2024, deferred revenue was $4,750,000. Revenue recognized for the three months ended March 31, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $2,162,000 and $2,570,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $3,489,000 and $3,351,000 as of March 31, 2025 and December 31, 2024, respectively. As of January 1, 2024, accounts receivable, net of allowance for credit losses was $3,005,000. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of March 31, 2025 and December 31, 2024, the Company has capitalized $69,000 of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 53,750 and 65,750 were excluded in the computation of diluted earnings per common share during the three months ended March 31, 2025 and 2024, respectively, because their impact was anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses and the valuation of goodwill, intangible assets, deferred tax assets, and stock-based compensation. Actual results could differ from those estimates.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Amortization for the three-month periods ended March 31, 2025 and 2024, is as follows (in thousands):

	March 31,
	2025	2024
Capitalized software development costs	$23	$245
Amortization included in cost of revenues	73	46

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments consist of non-lease services related to the lease and payments under operating leases classified as short-term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU assets include any lease payments due and exclude lease incentives. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

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

As of March 31, 2025 and December 31, 2024, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

Business Combinations, Goodwill, and Intangible Assets

The authoritative guidance for business combinations specifies the criteria for recognizing and reporting intangible assets apart from goodwill. The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of client relationships, customer lists, distribution partner relationships, software, technology, non-compete agreements and trademarks that are initially measured at fair value. At the time of the business combination, trademarks may be considered an indefinite-lived asset and, as such, are not amortized as there may be no foreseeable limit to cash flows generated from them. For the Newswire acquisition, the Company originally determined the trademarks acquired were considered a definite lived asset which will be amortized over a period of 15 years, however upon the re-brand of the Company to ACCESS Newswire and subsequent review of the trademarks associated with Newswire, determined the life to be 5 years remaining. The goodwill and intangible assets are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. The client relationships (5-10 years), customer lists (3 years), distribution partner relationships (10 years), non-compete agreements (5 years) and software and technology (3-7 years) are amortized over their estimated useful lives.

Advertising

The Company expenses advertising as incurred. During the three-month periods ended March 31, 2025 and 2024, advertising expense was $301,000 and $439,000, respectively. Additionally, during the three-month period ended March 31,2025, the Company incurred $132,000 in costs associated with its corporate re-brand.

Liquidity and Capital Resources

As of March 31, 2025, we had $4,100,000 in cash and cash equivalents and $3,489,000 in net accounts receivable. Current liabilities from continuing operations as of March 31, 2025, totaled $13,473,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of March 31, 2025, our current liabilities from continuing operations exceeded our current assets from continuing operations by $3,336,000.  While our current liabilities from continuing operations exceed current assets from continuing operations, we believe our ability to renegotiate our Credit Agreement and ability to continue to generate cash will benefit us in the future.

Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for the Company for the year ending December 31, 2025. The guidance allows for adoption using either a prospective or retrospective transition method. The Company does not believe the adoption of this standard will have a significant impact on the Company’s financial position, results of operations or cash flows, however, is evaluating the impact that the updated standard will have on its financial statement disclosures.

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

Note 3: Discontinued Operations

On February 28, 2025 (the “Closing Date”), the Company and Direct Transfer, LLC, its wholly owned subsidiary entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Equiniti Trust Company, LLC (the “Buyer”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Company’s compliance business (the “Purchased Assets”). The Purchased Assets consist of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing i) disclosure software and services for financial reporting, ii) stock transfer services, iii) annual meeting, print and shareholder distribution and fulfillment services and iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in “communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “compliance revenue” will be retained by the Company. The Buyer assumed certain liabilities related to the Purchased Assets, which included certain accounts payable, accrued liabilities and deferred revenue.

The Company reviewed ASC 205-20-45, which provides guidance over the disposal of a component of an entity and determined that the criteria were met to classify the assets of the compliance business as held-for-sale as of December 31, 2024. Further guidance states that once a group of assets are determined to be held-for-sale, then they should be recorded as discontinued operations in the financial statements of the entity.

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

As of the Closing Date, there was $1,227,000 of gross accounts receivable that did not transfer to the Buyer as a result of the Purchase Agreement. The following table sets forth the assets and liabilities included in discontinued operations as of March 31, 2025 and December 31, 2024 as presented in the Consolidated Balance Sheets:

in $000’s
	March 31, 2025	December 31, 2024
Accounts Receivable (net of provision for credit losses of $559 as of March 31, 2025 and December 31, 2024	$633	$1,321
Other current assets	—	17
Total current assets	633	1,338
Goodwill	—	2,885
Intangible Assets (net of accumulated amortization $5,265 as of December 31, 2024	—	637
Other non-current assets	—	55
Total assets	$633	$4,915

Accounts Payable	$—	$107
Accrued Expenses	—	168
Deferred Revenue	—	618
Total liabilities	$—	$893

The following table sets forth the details of income from discontinued operations for the three months ended March 31, 2025 and 2024 as presented in the Consolidated Statement of Operations:

In $000’s

	Three Months Ended March 31,
	2025	2024
Revenues	$650	$1,390
Cost of revenues	315	427
Gross margin	335	963
Operating costs and expenses:
General and administrative	140	86
Sales and marketing	17	26
Depreciation and amortization	28	42
Total operating costs and expenses	185	154
Operating income	150	809
Other income
Interest income	8	9
Gain on disposal of compliance business	8,974	—
Income before income taxes	9,132	818
Income tax expense	2,980	174
Net income from discontinued operations	$6,152	$644

Note 4: Equity

Dividends

The Company did not pay any dividends during the three-month periods ended March 31, 2025 and 2024.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the three-month periods ended March 31, 2025 and 2024, other than stock awarded to employees and the Board of Directors.

2023 Equity Incentive Plan

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”).  Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of March 31, 2025, there are 366,078 shares which remain to be granted under the 2023 Plan, including 123,076 shares assumed under the Company’s previous 2014 Equity Incentive Plan, as amended.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$ 0.01 - 8.00	5,000	0.64	$6.80	5,000
$ 8.01 - 11.00	1,000	4.25	$10.75	1,000
$ 11.01 - 16.00	10,000	3.92	$13.21	10,000
$ 16.01 - 27.00	30,000	7.76	$26.98	15,000
$ 27.01 - 27.71	12,750	6.80	$27.71	12,750
Total	58,750	6.23	$22.80	43,750

As of March 31, 2025, the Company had unrecognized stock compensation related to the options of $183,000, which will be recognized through 2027.

The Company did not grant any restricted stock units during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company granted 26,500 restricted stock units to employees, which vest at various intervals over 3 years.  The average grant date fair value of these grants was $14.86 per share. During the three months ended March 31, 2025, 9,000 restricted stock units with an intrinsic value of $20.81, vested. During the three months ended March 31, 2024, 2,167 restricted stock units with an average intrinsic value of $28.24, vested. As of March 31, 2025, there was $575,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2026.

Note 5: Income Taxes

The Company recognized income tax benefit of $185,000 for the three-month period ended March 31, 2025 compared to $158,000 for the three-month period ended March 31, 2024. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2025 and 2024, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income ("FDII") deduction and a lower statutory tax rate applied to the Company's Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards.

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

Lease liabilities totaled $973,000 as of March 31, 2025. The current portion of this liability of $392,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $581,000 is included in Lease liabilities on the Consolidated balance sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in 000’s):

	Three months ended
	March 31,
	2025	2024
Lease expense
Operating lease expense	$76	$76
Variable lease expense	15	14
Rent expense	$91	$90

The weighted-average remaining non-cancelable lease term for our operating leases was 2.75 years as of March 31, 2025. As of March 31, 2025, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on March 31, 2025, are as follows (in 000’s):

Year Ended December 31:
2025	$293
2026	401
2027	412
Total lease payments	$1,106
Present value adjustment	(133)
Lease liability	973

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

Note 7: Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated periodically by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer as the CODM. The Company considers itself to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a communications company for publicly traded and private companies. The CODM uses operating income to evaluate our capital allocation, which could be re-investing income back into the Company, executing a share-repurchase, paying dividends or acquiring other entities. Operating income is used to monitor budget versus actual results. The CODM also uses operating income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the Company.

In $000’s

	Three Months Ended March 31,
	2025	2024
Revenues	$5,476	$5,572
Cost of revenues
Costs to deliver products	687	671
Employee costs	386	616
Teleconference costs	53	55
Amortization of capitalized software	73	46
Other segment costs	4	—
Total cost of revenue	1,203	1,388
Operating costs and expenses:
Employee costs	1,897	2,275
Consultants and professional services	708	791
Depreciation and amortization	670	682
Advertising	301	439
Provision for credit losses	277	301
Software licensing	261	253
Stock compensation	186	(86)
Hosting	129	101
Merchant and bank fees	107	123
Capitalized Software	(23)	(245)
Acquisition/integration and other non-recurring costs	80	100
Rent	91	90
Other operating expenses (1)	266	222
Total operating costs and expenses	4,950	5,046
Operating loss	$(677)	$(862)

(1) Other operating expenses include insurance, travel, reseller commissions, tradeshow expense and other miscellaneous selling, general and administrative expenses

Note 8: Credit Agreement

On March 20, 2023 (the “Closing Date”), the Company entered into a $25 million Credit Agreement (the “Credit Agreement”) with Pinnacle Bank (“Pinnacle”). Initially, the Credit Agreement provided for the following: (i) term loan facility in an aggregate principal amount of $20 million (the “Term Loan”), and (ii) revolving line of credit in an up to aggregate principal amount of $5 million (the “Revolving LOC”), subject to an 85% limit based on the current eligible accounts receivable (as defined in the Credit Agreement).

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

Effective June 25, 2024, the aggregate principal amount of the Revolving LOC was reduced to $1,500,000. The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Effective June 25, 2024, Pinnacle’s commitment to fund under the Revolving LOC was amended to terminate on June 30, 2025, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its existing $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of March 31, 2025, there was no outstanding balance under the Revolving LOC and the interest rate was 6.38%.

On February 28, 2025 and in connection with the Purchased Assets transaction described above, the Company and each of its wholly-owned subsidiaries entered into a Third Modification to Credit Agreement and Partial Release (the “Third Modification to Credit Agreement”) with Pinnacle with respect to the Credit Agreement.

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

The Third Modification to Credit Agreement contains financial covenants, as follows:

As Amended
Fiscal Quarter	Fixed Charge Coverage Ratio
Each fiscal quarter ending on or after June 30, 2025	1:2:1.0

Leverage Ratio
Each fiscal quarter ending on or after June 30, 2025	2.25:1.0

Additionally, depending on the Company’s Leverage Ratio, the Company is required to maintain unrestricted liquidity, as follows.

Leverage Ratio	Unrestricted Liquidity
If the Leverage Ratio is less than or equal to 1.5:1.00	$1,500,000
If the Leverage Ratio is greater than 1.5:1.00 but less than or equal to 1.75:1.00	$1,000,000
If the Leverage Ratio is greater than 1.75:1.00	$500,000

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

Note 9: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company originally had $20,000,000 of notional amount interest rate swap agreement, which amortized in-line with its long-term Credit Agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. As of March 31, 2025, the variable rate was 6.68%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of March 31, 2025 was a liability of $8,000 and December 31, 2024 was an asset of $60,000 and is included in either Other long-term assets or liabilities, accordingly, in the Consolidated balance sheets. The fair value of the interest rate swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. As a result of the interest rate swap, the Company recognized a net unrealized loss of $69,000 during the three months ended March 31, 2025, and a net unrealized gain of $205,000 during the three months ended March 31, 2024, which are included in Other expense in the Consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity, and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q for many reasons. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K for the year ended December 31, 2024, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

Overview

ACCESS Newswire Inc. and its subsidiaries are hereinafter collectively referred to as “ACCESS”, “ACCESS Newswire”, the “Company”, “We” or “Our” unless otherwise noted.

We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation, and then effective January 27, 2025, we changed our name from Issuer Direct Corporation to ACCESS Newswire Inc.

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

Specifically, the core products that encompass our platform are the following: Press Release Distribution, Media Monitoring, Database and Pitching, as well as Investor Relations Websites and Earnings and Event technologies.

We focus on selling to small and mid-market business-to-business (“B2B”) companies, which we define as companies that have between 2 and 2,000 employees. Beginning in late 2024, we launched our new subscription platform to existing customers only, and at the beginning of 2025, officially released it as part of our rebrand to ACCESS Newswire. As of March 31, 2025, we had 955 subscriptions with an annual recurring revenue (“ARR”) of approximately $10.6 million.

Sale of our Compliance Business

On February 28, 2025, the Company and Direct Transfer, LLC, its wholly owned subsidiary entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Equiniti Trust Company, LLC (the “Buyer”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Company’s Compliance business (the “Purchased Assets”). The Purchased Assets consist of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing i) disclosure software and services for financial reporting, ii) stock transfer services, iii) annual meeting, print and shareholder distribution and fulfillment services and iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in “communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “Compliance revenue” will be retained by the Company. The Buyer only assumed certain liabilities related to the Purchased Assets, which includes certain accounts payable, accrued liabilities and deferred revenue. As a result, assets associated with our Compliance business, and revenue and expenses associated with the assets, have been categorized as discontinued operations in our financial statements for the three months ended March 31, 2025 and 2024, while the remaining assets associated with our Communications business are included in continuing operations.

Our Platform

In previous periods we have sold our products in different bundles and names, such as Media Suite and/or as a Communications platform. As part of our rebrand, in January 2025 we consolidated the naming conventions, product sets and subscriptions to be less onerous on the customers, easier to subscribe to and significantly clearer to the investment community.

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

Our media room addresses the needs of our customers looking to build connections with media, journalists, customers and if applicable the investment community. According to TekGroup’s latest survey in 2023, a majority of journalists and media professionals indicated the importance of media rooms that include digital media, press kits and video. We believe our media room accomplishes this by making it a part of our media suite, giving us a further competitive advantage in the market. This also allows our customers to have one media platform to manage all their assets, brands and outreach.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2025 and 2024 (in 000’s):

	Three Months Ended March 31,		Percentage of Revenue
	2025	2024	2025		2024

Revenues	$5,476	$5,572
Cost of revenues	1,203	1,388	22%		25%
Gross margin	4,273	4,184	78%		75%
Operating Expenses:
General and administrative	1,953	1,639	36%		29%
Sales and marketing	1,594	2,071	29%		37%
Product development	733	654	13%		12%
Depreciation and amortization	670	682	12%		12%
Total operating expenses	4,950	5,046	90%		90%
Operating loss	(677)	(862)	(12)%		(15)%
Interest expense, net	(204)	(284)	(4)%		(5)%
Other income (expense)	(69)	205	(1)%		4%
Loss before income taxes	(950)	(941)	(17)%		(17)%
Income tax benefit	(185)	(158)	(3	) %	(3)%
Net (loss) from continuing operations	$(765)	$(783)	(14)%		(14)%

Revenues

Total revenue decreased $96,000, or 2%, to $5,476,000 during the three months ended March 31, 2025, as compared to $5,572,000 for the same period in 2024. The decrease in revenue is due to slight declines across our various product lines, however, revenue from our core press release business increased 1% due to an increase in volume for the quarter as compared to the prior year.

Revenue Backlog

As of March 31, 2025, our deferred revenue balance was $5,021,000, which we expect to recognize over the next twelve months, compared to $4,743,000 at December 31, 2024, an increase of 6%. Deferred revenue primarily consists of advance billings for pre-paid packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products.

Cost of Revenues

Cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Cost of revenues decreased by $185,000, or 13%, during the three months ended March 31, 2025, as compared to the same period of 2024. The decrease was primarily due to reduction in headcount and optimization of our operations teams. Overall gross margin increased $89,000, or 2%, during the three months ended March 31, 2025, compared to the same period of 2024. As a result, gross margin percentage increased to 78% during the three months ended March 31, 2025, as compared to 75% during the same period of 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $1,953,000 for the three months ended March 31, 2025, an increase of $314,000 or 19%, as compared to the same period of 2024. The increase is primarily driven by a benefit to stock compensation expense of $340,000 recorded during the three months ended March 31, 2024, as a result of the resignation of an executive officer.

As a percentage of revenue, general and administrative expenses were 36% for the three months ended March 31, 2025, as compared to 29% for the same period of 2024.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $1,594,000 for the three months ended March 31, 2025, a decrease of $477,000, or 23%, as compared to the same period of 2024. This decrease is primarily due to lower employee-related and advertising expenses.

As a percentage of revenue, sales and marketing expenses were 29% for the three months ended March 31, 2025, as compared to 37% for the same period of 2024.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses increased $79,000, or 12%, to $733,000 during the three months ended March 31, 2025, as compared to 2024. The increase is primarily due to lower capitalization of software, as $23,000 was capitalized during the three months ended March 31, 2025 compared to $245,000 during the three months ended March 31, 2024, partially offset by an increase in headcount.

As a percentage of revenue, product development expenses were 13% for the three months ended March 31, 2025 compared to 12% for the same period of 2024.

Interest Income (Expense), Net

We recognized interest expense of $214,000 for the three-month period ended March 31, 2025, compared to $308,000 during the same period of 2024, which is all related to our long-term credit agreement. These amounts are offset by interest income on deposit and money market accounts of $10,000 and $23,000 for the three months ended March 31, 2025 and 2024, respectively.

Other income (expense)

Other income (expense) represents the change in fair value of our interest rate swap.

Income Taxes

We recognized an income tax benefit of $185,000 for the three-month period ended March 31, 2025, compared to $158,000 during the same period of 2024. For the three-month periods ended March 31, 2025 and 2024, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income ("FDII") deduction and a lower statutory tax rate applied to the Company's Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards.

Liquidity and Capital Resources

As of March 31, 2025, we had $4,100,000 in cash and cash equivalents and $3,489,000 in net accounts receivable. Current liabilities from continuing operations as of March 31, 2025, totaled $13,473,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of March 31, 2025, our current liabilities from continuing operations exceeded our current assets from continuing operations by $3,336,000. While our current liabilities from continuing operations exceed current assets from continuing operations, we believe our ability to renegotiate our Credit Agreement and ability to continue to generate cash will benefit us in the future.

Disclosure about Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Non-GAAP Measures

Management believes that certain non-GAAP measures, such as non-GAAP free cash flow, non-GAAP adjusted free cash flow, non-GAAP adjusted EBITDA (“adjusted EBITDA”), and non-GAAP adjusted net income (“adjusted net income”) provide useful information about our operating results and enhance the overall ability to assess our financial performance. We use these measures, together with other measures of performance prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), to compare the relative performance of operations in planning, budgeting, and reviewing the performance of our business. Adjusted EBITDA and adjusted net income allow investors to make a more meaningful comparison between our core business operating results over different periods of time. We believe that adjusted EBITDA and adjusted net income, when viewed with our results under GAAP and the accompanying reconciliations, provide useful information about our business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as acquisition-related expenses and other items as described below, we believe adjusted EBITDA and adjusted net income can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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

For the three months ended March 31, 2025 and 2024, free cash flow and adjusted free cash flow were as follows:

	Three Months Ended March 31,
	2025	2024

Net cash provided by operating activities of continuing operations (GAAP)	$809	$77
Payments for purchase of fixed assets and capitalized software	(35)	(261)
Free cash flow from continuing operations (Non-GAAP)	774	(184)
Cash paid for acquisition and integration related items (1)	87	23
Cash paid for other unusual items (2)	168	35
Adjusted free cash flow from continuing operations (Non-GAAP)	$1,029	$(126)

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, paid during the periods.
(2)

For the three months ended March 31, 2025, this relates to payments related to our corporate re-brand and other non-recurring accounting fees. For the three months ended March 31, 2024, this relates to payments for non-recurring accounting fees during the period.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures and should not be considered as a substitute for analysis of our results as reported under GAAP.  These measures are defined differently by different companies, and accordingly, such measures may not be comparable to similarly titled measures of other companies and have important limitations as an analytical tool.

A reconciliation of net income to adjusted EBITDA for the three months ended March 31, 2025 and 2024 is presented in the following table (in 000’s):

	Three Months Ended March 31,
	2025	2024
	Amount	Amount

Net loss from continuing operations:	$(765)	$(783)
Adjustments:
Depreciation and amortization	742	728
Interest expense, net	204	284
Income tax expense (benefit)	(185)	16
EBITDA from continuing operations	(4)	245
Acquisition and/or integration costs (1)	129	65
Other non-recurring expenses (2)	236	(170)
Stock-based compensation expense (3)	203	(79)
Adjusted EBITDA from continuing operations:	$564	$61

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, incurred during the periods.
(2)

For the three months ended March 31, 2025, this adjustment gives effect to the change in fair value of our interest rate swap of $69,000 as well as corporate re-brand costs of $132,000 and non-recurring accounting fees of $35,000. For the three months ended March 31, 2024, this adjustment gives effect to the change in fair value of our interest rate swap of $205,000, partially offset by non-recurring accounting costs of $35,000.

(3)

The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects. For the three months ended March 31, 2024, this amount includes a benefit as a result of the resignation of an executive officer.

A reconciliation of net income to adjusted net income for the three months ended March 31, 2025 and 2024 is presented in the following table (in 000’s):

	Three Months Ended March 31,
	2025		2024
	Amount	Per diluted share	Amount	Per diluted share

Net loss from continuing operations:	$(765)	$(0.20)	$(783)	$(0.21)
Adjustments:
Amortization of intangible assets(1)	630	0.16	643	0.17
Stock-based compensation expense(2)	203	0.05	(79)	(0.02)
Other unusual items(3)	365	0.09	(105)	(0.03)
Discrete items impacting income tax expense(4)	25	0.01	55	0.01
Tax impact of adjustments(5)	(252)	(0.06)	(96)	(0.02)
Non-GAAP net income (loss) from continuing operations:	$206	0.05	$(365)	$(0.10)
Weighted average number of common shares outstanding – diluted	3,843		3,821

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)

The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects. For the three months ended March 31, 2024, this amount includes a benefit as a result of the resignation of an executive officer.

(3)

For the three months ended March 31, 2025, this adjustment reflects the change in fair value of our interest rate swap of $69,000, one-time corporate projects, including acquisition, divestiture and integration costs of $129,000, corporate re-brand costs of $132,000 and non-recurring accounting fees of $35,000. For the three months ended March 31, 2024, this adjustment gives effect to the change in fair value of our interest rate swap of $205,000, partially offset by one-time corporate projects, including acquisition and integration expenses, incurred during the period of $100,000.

(4)

This adjustment gives effect to discrete items that impact income tax expense. For the three months ended March 31, 2025 and 2024, this relates to additional expense associated with vesting of stock-based compensation awards.

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

Market factors like the current military conflicts in Ukraine, Israel and the Middle East, tariff wars, instability in global energy markets, global inflation and the increase of interest rates have contributed to significant global economic and political uncertainty, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic and political outlook, we believe the demand for our platforms and services is stable in a majority of the markets we serve.

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

We also believe the continued transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during the remainder of 2025:

•	Expanding our products and adapting to this changing industry,
•	Expanding customer base,
•	Expanding our newswire distribution,
•	Investing in technology advancements and upgrades,
•	Evaluating acquisitions in areas of strategic focus,
•	Generating profitable sustainable growth,
•	Generating cash flows from operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Director and Officer Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

Date: May 13, 2025

ACCESS Newswire, Inc.

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer

