Form 10-Q
period 2025-06-30
ACCESS Newswire Inc.
filed 2025-08-12
CIK 843006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

888-808-ACCS (2227)

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

As of August 12, 2025, the number of outstanding shares of the issuer’s common stock was 3,868,826.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,111	$4,103
Accounts receivable (net of allowance for doubtful accounts of $1,600 and $1,059, respectively)	3,731	3,351
Other current assets	1,716	1,234
Current assets held for sale	116	1,338
Total current assets	9,674	10,026
Capitalized software (net of accumulated amortization of $3,789 and $3,644, respectively)	811	934
Fixed assets (net of accumulated depreciation of $813 and $914, respectively)	302	365
Right-of-use asset – leases	639	766
Other long-term assets	88	158
Goodwill	19,043	19,043
Intangible assets (net of accumulated amortization of $8,284 and $7,024, respectively)	10,716	11,976
Deferred tax asset	4,280	3,793
Non-current assets held for sale	—	3,577
Total assets	$45,553	$50,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,478	$1,423
Accrued expenses	2,394	1,699
Income taxes payable	2,684	56
Current portion of long-term debt	870	4,000
Deferred revenue	4,741	4,743
Current liabilities held for sale	—	893
Total current liabilities	12,167	12,814
Long-term debt (net of debt discount of $61 and $70, respectively)	2,112	11,930
Lease liabilities – long-term	495	668
Deferred Tax Liability	73	—
Other long-term liabilities	18	—
Total liabilities	14,865	25,412
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	—	—
Common stock $0.001 par value, 20,000,000 shares authorized, 3,868,826 and 3,838,743 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	4	4
Additional paid-in capital	24,728	24,259
Other accumulated comprehensive loss	(97)	(178)
Retained earnings	6,053	1,141
Total stockholders' equity	30,688	25,226
Total liabilities and stockholders’ equity	$45,553	$50,638

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues	$5,621	$6,020	$11,097	$11,592
Cost of revenues	1,336	1,373	2,539	2,761
Gross profit	4,285	4,647	8,558	8,831
Operating costs and expenses:
General and administrative	1,752	1,842	3,705	3,481
Sales and marketing expenses	1,462	1,943	3,056	4,014
Product development	655	719	1,388	1,373
Depreciation and amortization	665	674	1,335	1,356
Total operating costs and expenses	4,534	5,178	9,484	10,224
Operating loss	(249)	(531)	(926)	(1,393)
Interest income (expense), net	11	(303)	(193)	(587)
Other income (loss), net	(10)	14	(79)	219
Loss before taxes	(248)	(820)	(1,198)	(1,761)
Income tax benefit	(9)	(137)	(194)	(295)
Net loss from continuing operations	(239)	(683)	(1,004)	(1,466)
Net income (loss) from discontinued operations, net of tax	(236)	690	5,916	1,334
Net income (loss)	$(475)	$7	$4,912	$(132)
Loss from continuing operations per share – basic	$(0.06)	$(0.18)	$(0.26)	$(0.38)
Loss from continuing operations per share – fully diluted	$(0.06)	$(0.18)	$(0.26)	$(0.38)
Income (loss) from discontinued operations per share – basic	$(0.06)	$0.18	$1.54	$0.35
Income (loss) from discontinued operations per share – fully diluted	$(0.06)	$0.18	$1.54	$0.35
Income (loss) per share – basic	$(0.12)	$0.00	$1.28	$(0.03)
Income (loss) per share – fully diluted	$(0.12)	$0.00	$1.28	$(0.03)
Weighted average number of common shares outstanding – basic	3,856	3,821	3,849	3,818
Weighted average number of common shares outstanding – fully diluted	3,857	3,823	3,850	3,821

The accompanying notes are an integral part of these unaudited financial statements.

4

ACESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net income (loss)	$(475)	$7	$4,912	$(132)
Foreign currency translation adjustment	79	(13)	81	(47)
Comprehensive (loss) income	$(396)	$(6)	$4,993	$(179)

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2023	3,815,212	$4	$23,531	$(49)	$11,934	$35,420
Stock-based compensation expense	—	—	(67)	—	—	(67)
Exercise of stock awards, net of tax	2,167	—	—	—	—	—
Foreign currency translation	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(139)	(139)
Balance at March 31, 2024	3,817,379	$4	$23,464	$(83)	$11,795	$35,180
Stock-based compensation expense	—	—	267	—	—	267
Exercise of stock awards, net of tax	14,332	—	—	—	—	—
Foreign currency translation	—	—	—	(13)	—	(13)
Net income	—	—	—	—	7	7
Balance at June 30, 2024	3,831,711	$4	$23,731	$(96)	$11,802	$35,441

Balance at December 31, 2024	3,838,743	$4	$24,259	$(178)	$1,141	$25,226
Stock-based compensation expense	—	—	280	—	—	280
Exercise of stock awards, net of tax	9,000	—	—	—	—	—
Foreign currency translation	—	—	—	2	—	2
Net income	—	—	—	—	5,387	5,387
Balance at March 31, 2025	3,847,743	$4	$24,539	$(176)	$6,528	$30,895
Stock-based compensation expense	—	—	189	—	—	189
Exercise of stock awards, net of tax	21,083	—	—	—	—	—
Foreign currency translation	—	—	—	79	—	79
Net loss	—	—	—	—	(475)	(475)
Balance at June 30, 2025	3,868,826	$4	$24,728	$(97)	$6,053	$30,688

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,912	$(132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of business	(8,974)	—
Depreciation and amortization	1,509	1,540
Provision for credit losses	976	595
Deferred income taxes	(415)	(72)
Stock-based compensation expense	469	200
Non-cash interest adjustment on note payable	9	8
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(680)	(928)
Decrease (increase) in other assets	226	52
Increase (decrease) in accounts payable	131	(230)
Increase (decrease) in income tax payable	2,626	12
Increase (decrease) in accrued expenses	419	(341)
Increase (decrease) in deferred revenue	(326)	92
Net cash provided by operating activities	882	796

Cash flows from investing activities:
Proceeds from Sale of Compliance Business	12,000	—
Capitalized software	(23)	(400)
Purchase of fixed assets	(12)	(16)
Net cash provided by (used in) investing activities	11,965	(416)

Cash flows from financing activities:
Payment of long-term debt	(12,957)	(2,000)
Net cash used in financing activities	(12,957)	(2,000)

Net change in cash and cash equivalents	(110)	(1,620)
Cash and cash equivalents – beginning	4,103	5,714
Currency translation adjustment	118	(74)
Cash and cash equivalents – ending	$4,111	$4,020

Supplemental disclosures:
Cash paid for income taxes	$387	$101
Cash paid for interest	$317	$754

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim Consolidated Balance Sheet as of June 30, 2025 and Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the three and six-month periods ended June 30, 2025 and 2024 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2024 audited financial statements of ACCESS Newswire Inc. (the “Company”, “We”, or “Our”) filed on Form 10-K for the year ended December 31, 2024.

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

The following is a summary of the allowance for credit losses during the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Beginning balance	$1,321	$780	$1,059	$721
Provision for credit losses	279	190	556	490
Write-offs	—	(258)	(15)	(499)
Ending Balance	1,600	712	1,600	712

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. As of June 30, 2025, the Company’s domestic cash balance is spread among different depository institutions such that there is no balance which exceeds the FDIC insurance limit of $250,000. The Company also had cash-on-hand of $10,000 in Europe and $2,196,000 in Canada as of June 30, 2025.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

The Company did not have any customers during the three months ended June 30, 2025 or 2024 that accounted for more than 10% of revenue.

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

The Company recognizes revenue for subscriptions evenly over the contract period, upon distribution for pay per release or packages of press releases and upon event completion for webcasting and virtual annual meeting events. For service contracts that include stand-ready obligations, revenue is recognized evenly over the contract period. For all other services delivered on a per project or event basis, the revenue is recognized at the completion of the event. The Company believes recognizing revenue for subscriptions and stand ready obligations using a time-based measure of progress, best reflects the Company’s performance in satisfying the obligations.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been invoiced or paid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of June 30, 2025 and December 31, 2024, was $4,741,000 and $4,743,000, respectively, and is expected to be recognized primarily within one year. Approximately $817,000 of the deferred revenue balance as of June 30, 2025, relates to contracts for press release packages with an expiration date after June 30, 2026, however the customer may use the balance within one year. As of January 1, 2024, deferred revenue was $4,750,000. Revenue recognized for the six months ended June 30, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $3,569,000 and $4,629,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $3,731,000 and $3,351,000 as of June 30, 2025 and December 31, 2024, respectively. As of January 1, 2024, accounts receivable, net of allowance for credit losses was $3,005,000. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of June 30, 2025 and December 31, 2024, the Company has capitalized $60,000 and $69,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 53,750 were excluded in the computation of diluted earnings per common share during the three and six months ended June 30, 2025 because their impact was anti-dilutive. Shares issuable upon the exercise of stock options totaling 70,750 and 68,750 were excluded in the computation of diluted earnings per common share during the three and six months ended June 30, 2024, respectively, because their impact was anti-dilutive.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Amortization for the three and six-month periods ended June 30, 2025 and 2024, is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Capitalized software development costs	$—	$155	$23	$400
Amortization included in cost of revenues	72	54	145	100

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

As of June 30, 2025 and December 31, 2024, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

Advertising

The Company expenses advertising as incurred. During the three and six-month periods ended June 30, 2025, advertising expense was $330,000 and $631,000, respectively. Additionally, during the six-month period ended June 30,2025, the Company incurred $132,000 in costs associated with its corporate re-brand. During the three and six-month periods ended June 30, 2024, advertising expense was $339,000 and $778,000, respectively.

Liquidity and Capital Resources

As of June 30, 2025, we had $4,111,000 in cash and cash equivalents and $3,731,000 in net accounts receivable. Current liabilities from continuing operations as of June 30, 2025, totaled $12,167,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of June 30, 2025, our current liabilities from continuing operations exceeded our current assets from continuing operations by $2,609,000.  While our current liabilities from continuing operations exceed current assets from continuing operations, we believe our ability to renegotiate our Credit Agreement (see Note 8 below) and ability to continue to generate cash will benefit us in the future.

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

Note 3: Discontinued Operations

On February 28, 2025 (the “Closing Date”), the Company and Direct Transfer, LLC, its wholly owned subsidiary entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Equiniti Trust Company, LLC (the “Buyer”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Company’s compliance business (the “Purchased Assets”). The Purchased Assets consisted of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing i) disclosure software and services for financial reporting, ii) stock transfer services, iii) annual meeting, print and shareholder distribution and fulfillment services and iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in “communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “compliance revenue” was retained by the Company. The Buyer assumed certain liabilities related to the Purchased Assets, which included certain accounts payable, accrued liabilities and deferred revenue.

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

As of the Closing Date, there was $1,227,000 of gross accounts receivable that did not transfer to the Buyer as a result of the Purchase Agreement. The following table sets forth the assets and liabilities included in discontinued operations as of June 30, 2025 and December 31, 2024 as presented in the Consolidated Balance Sheets (in thousands):

	June 30, 2025	December 31, 2024
Accounts Receivable (net of provision for credit losses of $1,016 and $559 as of June 30, 2025 and December 31, 2024)	$116	$1,321
Other current assets	—	17
Total current assets	116	1,338
Goodwill	—	2,885
Intangible Assets (net of accumulated amortization $5,265 as of December 31, 2024)	—	637
Other non-current assets	—	55
Total assets	$116	$4,915

Accounts Payable	$—	$107
Accrued Expenses	—	168
Deferred Revenue	—	618
Total liabilities	$—	$893

The following table sets forth the details of income from discontinued operations for the three and six months ended June 30, 2025 and 2024 as presented in the Consolidated Statement of Operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues	$—	$1,666	$650	$3,056
Cost of revenues	—	496	315	923
Gross profit	—	1,170	335	2,133
Operating costs and expenses:
General and administrative	420	236	560	322
Sales and marketing expenses	—	26	17	52
Depreciation and amortization	—	42	28	84
Total operating costs and expenses	420	304	605	458
Operating income (loss)	(420)	866	(270)	1,675
Interest income (expense), net	—	8	8	17
Gain on disposal of business	—	—	8,974	—
Income (loss) before taxes	(420)	874	8,712	1692
Income tax expense (benefit)	(184)	184	2,796	358
Net income (loss) from discontinued operations	(236)	690	5,916	1,334

The following table presents the significant non-cash items related to discontinued operations for the six-month period ended June 30, 2025 and 2024 that are included in the accompanying statements of cash flows:

	June 30, 2025	June 30, 2024
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	$28	$84
Provision for credit losses	420	105
Stock-based compensation expense	78	42
Gain on disposal of business	8,974	—

Note 4: Equity

Dividends

The Company did not pay any dividends during the three and six-month periods ended June 30, 2025 and 2024.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the three and six-month periods ended June 30, 2025 and 2024, other than stock awarded to employees and the Board of Directors.

2023 Equity Incentive Plan

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”).  Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of June 30, 2025, there are 358,416 shares which remain to be granted under the 2023 Plan, including 123,076 shares assumed under the Company’s previous 2014 Equity Incentive Plan, as amended.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2025:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$ 0.01 - 8.00	5,000	0.39	$6.80	5,000
$ 8.01 - 11.00	1,000	4.00	$10.75	1,000
$ 11.01 - 16.00	10,000	3.67	$13.21	10,000
$ 16.01 - 27.00	30,000	7.51	$26.98	15,000
$ 27.01 - 27.71	12,750	6.55	$27.71	12,750
Total	58,750	5.98	$22.80	43,750

As of June 30, 2025, the Company had unrecognized stock compensation related to the options of $157,000, which will be recognized through 2027.

During the three and six months ended June 30, 2025, the Company granted 7,662 restricted stock units to its Board of Directors which vest at the earlier of June 13, 2026, or the Company’s 2026 annual meeting. The average grant date fair value of these grants was $11.75. During the three and six months ended June 30, 2024, the Company granted 6,000 and 32,500 restricted stock units, respectively, to employees and contractors which vest at various intervals over 3 years.  The average grant date fair value of these grants was $9.70 and $13.91 per share during the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2025, 21,083 and 30,083 restricted stock units with an intrinsic value of $13.41 and $15.63, respectively, vested. During the three and six months ended June 30, 2024, 14,332 and 16,499 restricted stock units with an intrinsic value of $18.70 and $19.95, respectively, vested. As of June 30, 2025, there was $502,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2027.

Note 5: Income Taxes

The Company recognized an income tax benefit of $9,000 and $194,000 for the three and six-month periods ended June 30, 2025, respectively, compared to $137,000 and $295,000 for the three and six-month periods ended June 30, 2024. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month periods ended June 30, 2025 and 2024, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income ("FDII") deduction and a lower statutory tax rate applied to the Company's Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards.

The One Big Beautiful Bill Act (or “OBBB Act”), enacted on July 4, 2025, permits the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025 but expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over fifteen years. The OBBB Act also provides the option to accelerate the amortization of any remaining unamortized U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2022, and before January 1, 2025, over a one or two year period beginning with the first taxable year beginning after December 31, 2024. As the law was enacted after June 30, 2025, the effects of the OBBB are not reflected in our financial results for the three months ended June 30, 2025. The Company is currently evaluating the provisions of the OBBB Act and assessing its potential effects on its Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows, including the expected tax benefits that may arise from the implementation of this new law.

Note 6: Leases

Leasing activity generally consists of office leases. In March 2019, a lease was signed to move the corporate headquarters to Raleigh, North Carolina. The lease had a lease commencement date of October 2, 2019 and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of June 30, 2025 and December 31, 2024. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $889,000 as of June 30, 2025. The current portion of this liability of $394,000 is included in Accrued expenses on the Consolidated Balance Sheets and the long-term portion of $495,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Lease expense
Operating lease expense	$76	$76	$152	$152
Variable lease expense	16	18	31	32
Total lease expense	$92	$94	$183	$184

The weighted-average remaining non-cancelable lease term for our operating leases was 2.50 years as of June 30, 2025. As of June 30, 2025, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on June 30, 2025, are as follows (in thousands):

Year Ended December 31:
2025	$197
2026	401
2027	412
Total lease payments	$1,010
Present value adjustment	(121)
Lease liability	889

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

Note 7: Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated periodically by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer as the CODM. The Company considers itself to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a communications company for publicly traded and private companies. The CODM uses operating income to evaluate our capital allocation, which could be re-investing income back into the Company, executing a share-repurchase, paying dividends or acquiring other entities. Operating income is used to monitor budget versus actual results. The CODM also uses operating income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the Company. Below provides a further breakdown of costs and expenses of our one reporting segment (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues	$5,621	$6,020	$11,097	$11,592
Cost of revenues
Costs to deliver products	812	626	1,499	1,297
Employee costs	407	607	793	1,223
Teleconference costs	41	58	94	113
Amortization of capitalized software	72	54	145	100
Other segment costs	4	28	8	28
Total cost of revenue	1,336	1,373	2,539	2,761
Operating costs and expenses:
Employee costs	1,507	2,228	3,404	4,503
Consultants and professional services	563	757	1,271	1,548
Depreciation and amortization	665	674	1,335	1,356
Advertising	330	339	631	778
Provision for credit losses	279	189	556	490
Software licensing	198	248	459	501
Stock compensation	205	244	391	158
Hosting	142	133	271	234
Merchant and bank fees	111	118	218	241
Capitalized Software	—	(155)	(23)	(400)
Acquisition/integration and other non-recurring costs	374	94	454	194
Rent	92	94	183	184
Other operating expenses (1)	68	215	334	437
Total operating costs and expenses	4,534	5,178	9,484	10,224
Operating loss	$(249)	$(531)	$(926)	$(1,393)

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

Effective June 25, 2024, the aggregate principal amount of the Revolving LOC was reduced to $1,500,000. The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Effective June 25, 2024, Pinnacle’s commitment to fund under the Revolving LOC was amended to terminate on June 30, 2025, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its existing $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of June 30, 2025, there was no outstanding balance under the Revolving LOC and the interest rate was 6.37%.

On February 28, 2025 and in connection with the Purchased Assets transaction described above, the Company and each of its wholly-owned subsidiaries entered into a Third Modification to Credit Agreement and Partial Release (the “Third Modification to Credit Agreement”) with Pinnacle with respect to the Credit Agreement.

Pursuant to the terms of the Third Modification to Credit Agreement and a subsequent amendment, the Company and Pinnacle agreed to the following: (i) to pay down the current principal balance of the Term Loan (as defined in the Credit Agreement) by $12,000,000 as of the closing of the Purchased Assets transaction such that the current principal balance was reduced from $15,333,333 to $3,333,333; (ii) beginning on March 1, 2025, to reduce the monthly principal payments due by the Company to Pinnacle under the Term Loan from $333,333 to $72,464; (iii) to amend the financial covenants set forth in the Credit Agreement, as amended; and (iv) to release the Liens (as defined in the Credit Agreement) relating to the Purchased Assets.

The Credit Agreement, as amended, contains the following financial covenants:

As Amended
Fiscal Quarter	Fixed Charge Coverage Ratio
Each fiscal quarter ending on or after June 30, 2025	1:2:1.0

Additionally, the Company is required to maintain unrestricted liquidity, as follows.

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

Note 9: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company originally had $20,000,000 of notional amount interest rate swap agreement, which amortized in-line with its long-term Credit Agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. As of June 30, 2025, the variable rate was 6.67%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of June 30, 2025 was a liability of $18,000 and December 31, 2024 was an asset of $60,000 and is included in either Other long-term assets or liabilities, accordingly, in the Consolidated Balance Sheets. The fair value of the interest rate swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. As a result of the interest rate swap, the Company recognized a net unrealized loss of $10,000 and $78,000 during the three and six months ended June 30, 2025, respectively, compared to a net unrealized gain of $14,000 and $219,000 during the three and six months ended June 30, 2024, which are included in Other expense in the Consolidated Statements of Operations.

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

We focus on selling to small and mid-market private and public companies, which we define as companies that have between 2 and 2,000 employees. In late 2024, we launched our new subscription platform to existing customers only, and at the beginning of 2025, officially released it as part of our rebrand to ACCESS Newswire. As of June 30, 2025, we have 971 subscriptions with an annual recurring revenue (“ARR”) of approximately $10.7 million.

Sale of our Compliance Business

On February 28, 2025, the Company and Direct Transfer, LLC, its wholly owned subsidiary entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Equiniti Trust Company, LLC (the “Buyer”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Company’s Compliance business (the “Purchased Assets”). The Purchased Assets consisted of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing i) disclosure software and services for financial reporting, ii) stock transfer services, iii) annual meeting, print and shareholder distribution and fulfillment services and iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in “communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “Compliance revenue” was retained by the Company. The Buyer only assumed certain liabilities related to the Purchased Assets, which includes certain accounts payable, accrued liabilities and deferred revenue. As a result, assets associated with our Compliance business, and revenue and expenses associated with the assets, have been categorized as discontinued operations in our financial statements for the three and six months ended June 30, 2025 and 2024, while the remaining assets associated with our Communications business are included in continuing operations.

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

As an option, the Company provides customers with the ability to purchase stand-alone solutions to try each of its products before subscribing to our platform. For example, a small company looking to build their brand and tell their story would utilize the press release distribution product from ACCESS Newswire in a pay-as-you-go option.

Products in the Platform

Press Release Distribution. Our flagship press release distribution service—marketed under the brands ACCESS Newswire, Newswire.com and PressRelease.com—offers comprehensive news dissemination and media outreach solutions for both private and public companies worldwide. We believe ACCESS is emerging as a competitive force in the newswire industry, leveraging advanced technology to provide customers with greater control and flexibility. Users can choose self-publishing or AI-assisted creations of their press releases, which is reviewed by our expert editorial team for compliance and professional review. We continue to expand our distribution network, refine targeting capabilities, and enhance analytics reporting to maximize impact.

Our platform also includes a seamless e-commerce experience, allowing customers to self-select distribution options, register, and upload their press releases for editorial review within minutes. These innovations have contributed to historical growth of press release distribution products, a trend we anticipate will continue in the coming years.

Additionally, we maintain high gross margins while offering flexible pricing options, enabling customers to pay per release or opt for long-term contract commitments. Our core press release distribution service is integrated into all three ACCESS subscription plans, ensuring greater value for our customers.

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

Our media room addresses the needs of our customers looking to build connections with media, journalists, customers and if applicable the investment community. According to TekGroup’s latest survey in 2023, a majority of journalists and media professionals indicated the importance of media rooms that include digital media, press kits and video. We believe our media room accomplishes this by making it a part of our subscription platform or stand-alone offering, giving us a further competitive advantage in the market. This also allows our customers to have one media platform to manage all their assets, brands and outreach.

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

Traditional earnings calls and webcasts are a highly competitive market with the majority of the business being driven from practitioners in investor relations and communications firms. We estimate there are approximately 4,000 companies in North America conducting earnings events each quarter that include a teleconference, webcast or both as part of their events. Our platform incorporates other elements of the earnings event, including earnings date/call announcement, and earnings press release. There are a handful of our competitors that can offer this integrated full-service solution today, however, we believe our real-time event setup and integrated approach offers a more effective way to manage the process. As we expand our platform, it is vital for us to have solutions that service both our core public companies but also a growing segment of private customers.

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

Incident Hotline. Formally our whistleblower hotline offering, this is an add-on product within our subscription platform. This system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance policies. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we are introduced to new IPO customers and other larger cap customers listed on the NYSE. Since 2014, we have been a named NYSE subsidy provider of this incident response and management solution.

Results of Operations

Comparison of results of operations for the three and six-months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Percentage of Revenue
	2025	2024	2025	2024

Revenues	5,621	6,020
Cost of Revenues	1,336	1,373	24%	23%
Gross margin	4,285	4,647	76%	77%
Operating Expenses:
General and administrative	1,752	1,842	31%	31%
Sales and marketing	1,462	1,943	26%	32%
Product development	655	719	12%	12%
Depreciation and amortization	665	674	12%	11%
Total expenses	4,534	5,178	81%	86%
Operating loss	(249)	(531)	(4)%	(9)%
Interest income (expense), net	11	(303)	—	(5)%
Other (loss) income	(10)	14	—	—
Loss before income taxes	(248)	(820)	(4)%	(14)%
Income tax benefit	(9)	(137)	—	(2)%
Net loss from continuing operations	$(239)	$(683)	(4)%	(11)%

	Six Months Ended June 30,		Percentage of Revenue
	2025	2024	2025	2024

Revenues	11,097	11,592
Cost of Revenues	2,539	2,761	23%	24%
Gross margin	8,558	8,831	77%	76%
Operating Expenses:
General and administrative	3,705	3,481	33%	30%
Sales and marketing	3,056	4,014	28%	35%
Product development	1,388	1,373	13%	12%
Depreciation and amortization	1,335	1,356	12%	12%
Total expenses	9,484	10,224	85%	88%
Operating loss	(926)	(1,393)	(8)%	(12)%
Interest expense, net	(193)	(587)	(2)%	(5)%
Other (loss) income	(79)	219	(1)%	2%
Loss before income taxes	(1,198)	(1,761)	(11)%	(15)%
Income tax benefit	(194)	(295)	(2)%	(3)%
Net loss from continuing operations	$(1,004)	$(1,466)	(9)%	(13)%

Revenues

Total revenue decreased $399,000, or 7%, to $5,621,000 during the three months ended June 30, 2025, as compared to $6,020,000 for the same period in 2024. Total revenue decreased $495,000, or 4%, to $11,097,000 during the six months ended June 30, 2025, as compared to $11,592,000 for the same period in 2024. The decreases in revenue are due to declines across our various product lines. For the three and six months ended June 30, 2025, core press release revenue decreased 4% and 2%, respectively, due to lower revenue per press release as a result of product mix, as total volume increased 8% and 6%, respectively.

Revenue Backlog

As of June 30, 2025, our deferred revenue balance was $4,741,000, which we expect to recognize over the next twelve months, as compared to $4,743,000 at December 31, 2024. Deferred revenue primarily consists of advance billings for pre-paid packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products.

Cost of Revenues

Cost of revenues consist primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Cost of revenues decreased by $37,000, or 3%, and $222,000, or 8%, during the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024. The decreases were primarily due to a reduction in headcount and optimization of our operations teams, partially offset by increased press release distribution costs. Overall gross margin decreased $362,000, or 8%, and $273,000, or 3%, during the three and six months ended June 30, 2025, compared to the same periods of 2024. As a result, gross margin percentage was 76% and 77% during the three and six months ended June 30, 2025, respectively, as compared to 77% and 76% during the same periods of 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, professional service fees, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses decreased $90,000 or 5%, during the three months ended June 30, 2025 as compared to the same period of 2024. During the six months ended June 30, 2025, general and administrative expenses increased $224,000, or 6% as compared to the same period of 2024. The decrease for the quarter compared to the prior year is primarily due to a reduction in employee related expenses and stock compensation. The increase for the six months ended June 30, 2025 compared to the same period of the prior year, is primarily driven by a benefit to stock compensation expense of $340,000 recorded during the six months ended June 31, 2024, as a result of the resignation of an executive officer, partially offset by decreases in other employee related expenses.

As a percentage of revenue, general and administrative expenses were 31% and 33% for the three and six months ended June 30, 2025, respectively, as compared to 32% and 31% for the same periods of 2024.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses decreased $481,000, or 25%, and $958,000, or 24%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024. This decrease is primarily due to lower employee-related and advertising expenses.

As a percentage of revenue, sales and marketing expenses were 26% and 28% for the three and six months ended June 30, 2025, respectively, as compared to 32% and 35% for the same periods of 2024.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses decreased $64,000, or 9%, during the three months ended June 30, 2025, as compared to the same period of 2024 and remained consistent for the six months ended June 30, 2025, as compared to the same period of the prior year. The decrease for the three months ended June 30, 2025 was due to lower headcount and consulting costs.  This decrease was offset by a decrease in capitalized software for the six months ended June 30, 2025, as the Company only capitalized $23,000 of software, compared to $400,000 during the same period of the prior year. The Company did not capitalize any costs for software development during the three months ended June 30, 2025, compared to $155,000 during the same period of the prior year

As a percentage of revenue, product development expenses were 12% and 13% for the three and six months ended June 30, 2025 compared to 12% for the same periods of 2024.

Interest Income (Expense), Net

We recognized interest expense of $54,000 and $268,000 for the three and six-month period ended June 30, 2025, respectively, as compared to $315,000 and $623,000 during the same periods of 2024, which is all related to our long-term credit agreement. The decrease in interest expense for the three and six months ended June 30, 2025 is due to the reduction in debt as a result of the pay down from the sale of the compliance business. These amounts are offset by interest income on deposit and money market accounts of $65,000 and $83,000 for the three and six months ended June 30, 2025 and 2024, respectively, compared to $21,000 and $53,000 for the same periods of the prior year.

Other income (expense)

Other income (expense) represents the change in fair value of our interest rate swap.

Income Taxes

We recognized an income tax benefit of $9,000 and $194,000 for the three and six-month periods ended June 30, 2025, respectively, compared to $137,000 and $295,000 for the three and six-month periods ended June 30, 2024. For the three and six-month periods ended June 30, 2025 and 2024, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income ("FDII") deduction and a lower statutory tax rate applied to the Company's Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards

Liquidity and Capital Resources

As of June 30, 2025, we had $4,111,000 in cash and cash equivalents and $3,731,000 in net accounts receivable. Current liabilities from continuing operations as of June 30, 2025, totaled $12,167,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of June 30, 2025, our current liabilities from continuing operations exceeded our current assets from continuing operations by $2,609,000.  While our current liabilities from continuing operations exceed current assets from continuing operations, we believe our ability to renegotiate our Credit Agreement and ability to continue to generate cash will benefit us in the future.

As of June 30, 2025, the aggregate principal amount of our Revolving LOC was $1,500,000 and is set to expire June 30, 2026. We currently have no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. As of June 30, 2025, there was no outstanding balance under the Revolving LOC and the interest rate was 6.37%.

Disclosure about Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Non-GAAP Measures

The non-GAAP adjustments referenced below and herein relate to the exclusion of stock-based compensation, amortization of acquisition-related intangible assets. and other expenses the Company believes to be non-recurring. A reconciliation of GAAP to non-GAAP historical financial measures has been provided in the tables below.

Management believes that the use of EBITDA from continuing operations, Adjusted EBITDA from continuing operations, non-GAAP net income (loss) from continuing operations, non-GAAP net income (loss) from continuing operations per share, free cash flow and adjusted free cash flow is helpful to its investors. These measures, which are referred to as non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Our management uses these non-GAAP financial measures as tools for financial and operational decision making and for evaluating our own operating results over different periods of time.

EBITDA from continuing operations is calculated by excluding depreciation and amortization, interest expense, net, and income taxes from the loss from continuing operations. Adjusted EBITDA also excludes certain other expenses which the Company believes to be non-recurring as well as the gain or loss on the change in fair value of our interest rate swap.

Non-GAAP net income (loss) from continuing operations is calculated by excluding stock-based compensation expense and amortization expense for acquisition-related intangible assets from loss from continuing operations and certain other adjustments noted in the tables below. Non-GAAP net income (loss) from continuing operations per share is calculated by dividing non-GAAP net income (loss) from continuing operations by the weighted-average diluted shares outstanding as presented in the calculation of GAAP net income (loss) from continuing operations per share. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, management believes that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between its operating results from period to period. For business combinations, management generally allocates a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus management does not believe they are reflective of ongoing operations.

Free cash flow, a non-GAAP measure, represents cash flow from operating activities less purchase of property and equipment and capitalized software. Adjusted free cash flow also deducts certain cash payments which the Company believe to be non-recurring in nature. Management considers free cash flow and adjusted free cash flow to be liquidity measures that provide useful information to investors about the amount of cash generated or used by the business.

Non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in the industry may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results.

The presentation of non-GAAP financial information below and herein are not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliation of non-GAAP financial measures to the comparable GAAP financial measures included below and not rely on any single financial measure to evaluate our business.

 A reconciliation of net income to adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 is presented in the following table (in thousands):

	Three Months Ended June 30,
	2025	2024
	Amount	Amount

Net loss from continuing operations:	$(239)	$(683)
Adjustments:
Depreciation and amortization	739	728
Interest (income) expense, net	(11)	303
Income tax benefit	(9)	(137)
EBITDA from continuing operations	480	211
Acquisition and/or integration costs (1)	72	42
Other non-recurring expenses (2)	95	38
Stock-based compensation expense (3)	189	237
Adjusted EBITDA from continuing operations:	$836	$528

	Six Months Ended June 30,
	2025	2024
	Amount	Amount

Net loss from continuing operations:	$(1,004)	$(1,466)
Adjustments:
Depreciation and amortization	1,481	1,456
Interest expense, net	193	587
Income tax benefit	(194)	(295)
EBITDA from continuing operations	476	282
Acquisition and/or integration costs (1)	201	107
Other non-recurring expenses (2)	331	(132)
Stock-based compensation expense (3)	392	158
Adjusted EBITDA from continuing operations:	$1,400	$415

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, incurred during the periods.
(2)

For the three months ended June 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $10,000 and non-recurring fees of $85,000.  For the six months ended June 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $79,000, as well as corporate re-brand costs of $132,000 and non-recurring fees of $120,000. For the three and six months ended June 30, 2024, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $14,000 and $219,000, respectively, partially offset by one-time accounting fees, termination benefits and other non-recurring or unusual expenses of $52,000 and $87,000, respectively.

(3)

The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects. For the six months ended June 30, 2024, this amount includes a benefit as a result of the resignation of an executive officer.

A reconciliation of net income to adjusted net income for the three months ended June 30, 2025 and 2024 is presented in the following table (in thousands):

	Three Months Ended June 30,
	2025		2024
	Amount	Per diluted share	Amount	Per diluted share

Net loss from continuing operations:	$(239)	$(0.06)	$(683)	$(0.18)
Adjustments:
Amortization of intangible assets(1)	630	0.16	637	0.17
Stock-based compensation expense(2)	189	0.05	237	0.06
Other unusual items(3)	167	0.04	80	0.02
Discrete items impacting income tax expense(4)	16	—	30	0.01
Tax impact of adjustments(5)	(207)	(0.05)	(200)	(0.05)
Non-GAAP net income (loss) from continuing operations:	$556	0.14	$101	$0.03
Weighted average number of common shares outstanding – diluted	3,857		3,823

	Six Months Ended June 30,
	2025		2024
	Amount	Per diluted share	Amount	Per diluted share

Net loss from continuing operations:	$(1,004)	$(0.26)	$(1,466)	$(0.38)
Adjustments:
Amortization of intangible assets(1)	1,260	0.33	1,280	0.33
Stock-based compensation expense(2)	392	0.10	158	0.04
Other unusual items(3)	532	0.14	(25)	0.00
Discrete items impacting income tax expense(4)	41	0.01	85	0.02
Tax impact of adjustments(5)	(459)	(0.12)	(297)	(0.08)
Non-GAAP net income (loss) from continuing operations:	$762	0.20	$(265)	$(0.07)
Weighted average number of common shares outstanding – diluted	3,850		3,821

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)

The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects. For the six months ended June 30, 2024, this amount includes a benefit as a result of the resignation of an executive officer.

(3)

For the three months ended June 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $10,000 and non-recurring fees, including acquisition, integration and divestiture costs of $157,000.  For the six months ended June 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $79,000, as well as corporate re-brand costs of $132,000 and non-recurring fees, including acquisition, integration and divestiture costs of $321,000. For the three and six months ended June 30, 2024, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $14,000 and $219,000, respectively, partially offset by one-time accounting fees, termination benefits and other non-recurring or unusual expenses, including acquisition and integration expenses of $94,000 and $194,000, respectively.

(4)

This adjustment gives effect to discrete items that impact income tax expense. For the three and six months ended June 30, 2025 and 2024, this relates to additional expense associated with vesting of stock-based compensation awards.

(5)	This adjustment gives effect to the tax impact of all non-GAAP adjustments at the current Federal tax rate of 21%.

For the three and six months ended June 30, 2025 and 2024, free cash flow and adjusted free cash flow were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024

Net cash provided by operating activities of (GAAP)	$135	$(190)
Payments for purchase of fixed assets and capitalized software	—	(155)
Free cash flow (Non-GAAP)	135	(345)
Cash paid for acquisition and integration related items (1)	31	—
Cash paid for other unusual items (2)	84	53
Adjusted free cash flow from (Non-GAAP)	$250	$(292)

	Six Months Ended June 30,
	2025	2024

Net cash provided by operating activities (GAAP)	$882	$796
Payments for purchase of fixed assets and capitalized software	(35)	(416)
Free cash flow (Non-GAAP)	847	380
Cash paid for acquisition and integration related items (1)	118	23
Cash paid for other unusual items (2)	252	88
Adjusted free cash flow (Non-GAAP)	$1,217	$491

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, paid during the periods.
(2)

For the three and six months ended June 30, 2025, this relates to payments related to our corporate re-brand and other non-recurring fees. For the three and six months ended June 30, 2024, this adjustment gives effect to one-time accounting fees , termination benefits and other non-recurring or unusual expenses.

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

ITEM 5. OTHER INFORMATION.

Director and Officer Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

Date: August 12, 2025

ACCESS Newswire, Inc.

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer

