Form 10-Q
period 2025-09-30
ACCESS Newswire Inc.
filed 2025-11-12
CIK 843006

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

______________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ACCESS Newswire Inc.
(Exact name of registrant as specified in its charter)

______________________

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

______________________

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

As of November 11, 2025, the number of outstanding shares of the issuer’s common stock was 3,868,826.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,261	$4,103
Accounts receivable (net of allowance for doubtful accounts of $1,661 and $1,059 respectively	4,137	3,351
Other current assets	1,603	1,234
Current assets held for sale	–	1,338
Total current assets	9,001	10,026
Capitalized software (net of accumulated amortization of $3,854 and $3,644, respectively)	747	934
Fixed assets (net of accumulated depreciation of $848 and $914, respectively)	274	365
Right-of-use asset – leases	575	766
Other long-term assets	80	158
Goodwill	19,043	19,043
Intangible assets (net of accumulated amortization of $8,906 and $7,024, respectively)	10,094	11,976
Deferred tax asset	4,236	3,793
Non-current assets held for sale	–	3,577
Total assets	$44,050	$50,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,354	$1,423
Accrued expenses	2,038	1,699
Income taxes payable	1,565	56
Current portion of long-term debt	870	4,000
Deferred revenue	5,020	4,743
Current liabilities held for sale	–	893
Total current liabilities	10,847	12,814
Long-term debt (net of debt discount of $57 and $70, respectively)	1,899	11,930
Lease liabilities – long-term	408	668
Deferred tax liability	82	–
Other long-term liabilities	20	–
Total liabilities	13,256	25,412
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	–	–
Common stock $0.001 par value, 20,000,000 shares authorized, 3,868,826 and 3,838,743 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	4	4
Additional paid-in capital	24,909	24,259
Other accumulated comprehensive loss	(127)	(178)
Retained earnings	6,008	1,141
Total stockholders' equity	30,794	25,226
Total liabilities and stockholders’ equity	$44,050	$50,638

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues	$5,723	$5,639	$16,820	$17,231
Cost of revenues	1,455	1,411	3,994	4,172
Gross profit	4,268	4,228	12,826	13,059
Operating costs and expenses:
General and administrative	1,484	1,893	5,189	5,374
Sales and marketing expenses	1,626	1,592	4,682	5,606
Product development	684	671	2,072	2,044
Depreciation and amortization	658	676	1,993	2,032
Total operating costs and expenses	4,452	4,832	13,936	15,056
Operating loss	(184)	(604)	(1,110)	(1,997)
Interest income (expense), net	207	(270)	14	(857)
Other expense, net	(1)	(343)	(80)	(124)
Income (loss) before taxes	22	(1,217)	(1,176)	(2,978)
Income tax expense (benefit)	67	(347)	(127)	(642)
Net loss from continuing operations	(45)	(870)	(1,049)	(2,336)
Net income from discontinued operations, net of tax	–	404	5,916	1,738
Net income (loss)	$(45)	$(466)	$4,867	$(598)
Loss from continuing operations per share – basic	$(0.01)	$(0.23)	$(0.27)	$(0.61)
Loss from continuing operations per share – fully diluted	$(0.01)	$(0.23)	$(0.27)	$(0.61)
Income from discontinued operations per share – basic	$0.00	$0.11	$1.53	$0.45
Income from discontinued operations per share – fully diluted	$0.00	$0.11	$1.53	$0.45
Income (loss) per share – basic	$(0.01)	$(0.12)	$1.26	$(0.16)
Income (loss) per share – fully diluted	$(0.01)	$(0.12)	$1.26	$(0.16)
Weighted average number of common shares outstanding – basic	3,869	3,833	3,856	3,823
Weighted average number of common shares outstanding – fully diluted	3,870	3,835	3,857	3,826

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net income (loss)	$(45)	$(466)	$4,867	$(598)
Foreign currency translation adjustment	(30)	21	51	(26)
Comprehensive income (loss)	$(75)	$(445)	$4,918	$(624)

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2023	3,815,212	$4	$23,531	$(49)	$11,934	$35,420
Stock-based compensation expense	–	–	(67)	–	–	(67)
Exercise of stock awards, net of tax	2,167	–	–	–	–	–
Foreign currency translation	–	–	–	(34)	–	(34)
Net loss	–	–	–	–	(139)	(139)
Balance at March 31, 2024	3,817,379	$4	$23,464	$(83)	$11,795	$35,180
Stock-based compensation expense	–	–	267	–	–	267
Exercise of stock awards, net of tax	14,332	–	–	–	–	–
Foreign currency translation	–	–	–	(13)	–	(13)
Net income	–	–	–	–	7	7
Balance at June 30, 2024	3,831,711	$4	$23,731	$(96)	$11,802	$35,441
Stock-based compensation expense	–	–	247	–	–	247
Exercise of stock awards, net of tax	2,266	–	21	–	–	21
Foreign Currency Translation	–	–	–	21	–	21
Net Income	–	–	–	–	(466)	(466)
Balance at September 30, 2024	3,833,977	$4	$23,999	$(75)	$11,336	$35,264

Balance at December 31, 2024	3,838,743	$4	$24,259	$(178)	$1,141	$25,226
Stock-based compensation expense	–	–	280	–	–	280
Exercise of stock awards, net of tax	9,000	–	–	–	–	–
Foreign currency translation	–	–	–	2	–	2
Net income	–	–	–	–	5,387	5,387
Balance at March 31, 2025	3,847,743	$4	$24,539	$(176)	$6,528	$30,895
Stock-based compensation expense	–	–	189	–	–	189
Exercise of stock awards, net of tax	21,083	–	–	–	–	–
Foreign currency translation	–	–	–	79	–	79
Net loss	–	–	–	–	(475)	(475)
Balance at June 30, 2025	3,868,826	$4	$24,728	$(97)	$6,053	$30,688
Stock-based compensation expense	–	–	181	–	–	181
Foreign currency translation	–	–	–	(30)	–	(30)
Net income	–	–	–	–	(45)	(45)
Balance at September 30, 2025	3,868,826	$4	$24,909	$(127)	$6,008	$30,794

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,867	$(598)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of business	(8,974)	–
Depreciation and amortization	2,231	2,317
Provision for credit losses	1,056	906
Deferred income taxes	(360)	(99)
Change in fair value of interest rate swaps	–	124
Stock-based compensation expense	650	468
Non-cash interest adjustment on note payable	13	13
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,056)	(951)
Decrease (increase) in other assets	411	78
Increase (decrease) in accounts payable	8	113
Increase (decrease) in income tax payable	1,509	2
Increase (decrease) in accrued expenses	(26)	17
Increase (decrease) in deferred revenue	(29)	(96)
Net cash provided by operating activities	300	2,294

Cash flows from investing activities:
Proceeds from Sale of Compliance Business	12,000	–
Capitalized software	(23)	(537)
Purchase of fixed assets	(20)	(19)
Net cash provided by (used in) investing activities	11,957	(556)

Cash flows from financing activities:
Payment of long-term debt	(13,174)	(3,333)
Net cash used in financing activities	(13,174)	(3,333)

Net change in cash and cash equivalents	(917)	(1,595)
Cash and cash equivalents – beginning	4,103	5,714
Currency translation adjustment	75	(33)
Cash and cash equivalents – ending	$3,261	$4,086

Supplemental disclosures:
Cash paid for income taxes	$1,519	$170
Cash paid for interest	$368	$1,093

The accompanying notes are an integral part of these unaudited financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2025 and consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three and nine-month periods ended September 30, 2025 and 2024 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2024 audited financial statements of ACCESS Newswire Inc. (the “Company”, “We”, or “Our”) filed on Form 10-K for the year ended December 31, 2024.

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

The following is a summary of the allowance for credit losses during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Beginning balance	$1,600	$712	$1,059	$721
Provision for credit losses	80	283	636	773
Write-offs	(19)	(57)	(34)	(556)
Ending Balance	$1,661	$938	$1,661	$938

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. As of September 30, 2025, the Company’s domestic cash balance is spread among different depository institutions such that there is no balance which exceeds the FDIC insurance limit of $250,000. The Company also had cash-on-hand of $1,647,000 in Canada as of September 30, 2025.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

The Company did not have any customers during the three months ended September 30, 2025 or 2024 that accounted for more than 10% of revenue.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been invoiced or paid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of September 30, 2025 and December 31, 2024, was $5,020,000 and $4,743,000, respectively, and is expected to be recognized primarily within one year. Approximately $688,000 of the deferred revenue balance as of September 30, 2025, relates to contracts for press release packages with an expiration date after September 30, 2026, however the customer may use the balance within one year. As of January 1, 2024, deferred revenue was $4,750,000. Revenue recognized for the nine months ended September 30, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $3,642,000 and $3,396,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $4,137,000 and $3,351,000 as of September 30, 2025 and December 31, 2024, respectively. As of January 1, 2024, accounts receivable, net of allowance for credit losses was $3,005,000. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of September 30, 2025 and December 31, 2024, the Company has capitalized $52,000 and $69,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 53,750 were excluded in the computation of diluted earnings per common share during the three and nine months ended September 30, 2025, respectively, because their impact was anti-dilutive. Shares issuable upon the exercise of stock options totaling 54,750 and 52,750 were excluded in the computation of diluted earnings per common share during the three and nine months ended September 30, 2024, respectively, because their impact was anti-dilutive.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Amortization for the three and nine-month periods ended September 30, 2025 and 2024, is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Capitalized software development costs	$–	$137	$23	$537
Amortization included in cost of revenues	$64	$59	$209	$159

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

As of September 30, 2025 and December 31, 2024, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

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

Advertising

The Company expenses advertising as incurred. During the three and nine-month periods ended September 30, 2025, advertising expense was $248,000 and $879,000, respectively. Additionally, during the nine-month period ended September 30, 2025, the Company incurred $132,000 in costs associated with its corporate re-brand. During the three and nine-month periods ended September 30, 2024, advertising expense was $255,000 and $1,033,000, respectively.

Liquidity and Capital Resources

As of September 30, 2025, we had $3,261,000 in cash and cash equivalents and $4,137,000 in net accounts receivable. Current liabilities from continuing operations as of September 30, 2025, totaled $10,847,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of September 30, 2025, our current liabilities from continuing operations exceeded our current assets from continuing operations by $1,846,000. While our current liabilities from continuing operations exceed current assets from continuing operations, we believe our ability to renegotiate our Credit Agreement (see Note 8 below) and ability to continue to generate cash will benefit us in the future.

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

As of the Closing Date, there was $1,227,000 of gross accounts receivable that did not transfer to the Buyer as a result of the Purchase Agreement. The following table sets forth the assets and liabilities included in discontinued operations as of September 30, 2025 and December 31, 2024 as presented in the Consolidated Balance Sheets (in thousands):

	September 30, 2025	December 31, 2024
Accounts Receivable (net of provision for credit losses of $1,016 and $559 as of September 30, 2025 and December 31, 2024	$–	$1,321
Other current assets	–	17
Total current assets	–	1,338
Goodwill	–	2,885
Intangible Assets (net of accumulated amortization $5,265 as of December 31, 2024)	–	637
Other non-current assets	–	55
Total assets	$–	$4,915

Accounts Payable	$–	$107
Accrued Expenses	–	168
Deferred Revenue	–	618
Total liabilities	$–	$893

The following table sets forth the details of income from discontinued operations for the three and nine months ended September 30, 2025 and 2024 as presented in the Consolidated Statement of Operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues	$–	$1,315	$650	$4,371
Cost of revenues	–	371	315	1,294
Gross profit	–	944	335	3,077
Operating costs and expenses:
General and administrative	–	116	560	438
Sales and marketing expenses	–	26	17	78
Depreciation and amortization	–	42	28	126
Total operating costs and expenses	–	184	605	642
Operating income (loss)	–	760	(270)	2,435
Interest income	–	5	8	22
Other income	–	–	8,974	–
Income before taxes	–	765	8,712	2,457
Income tax expense	–	361	2,796	719
Net income from continuing discontinued	$–	$404	$5,916	$1,738

The following table presents the significant non-cash items related to discontinued operations for the nine-month periods ended September 30, 2025 and 2024 that are included in the accompanying statement of cash flows (in thousands):

Adjustments to reconcile net loss to net cash used in operating activities:

	September 30, 2025	September 30, 2024
Depreciation and amortization	$28	$126
Provision for credit loses	420	135
Stock-based compensation expense	78	63
Gain on disposal of business	8,974	–

Note 4: Equity

Dividends

The Company did not pay any dividends during the three and nine-month periods ended September 30, 2025 and 2024.

Preferred stock and common stock

There were no issuances of preferred stock or common stock during the three and nine-month periods ended September 30, 2025 and 2024, other than stock awarded to employees and the Board of Directors.

2023 Equity Incentive Plan

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of September 30, 2025, there are 358,416 shares which remain to be granted under the 2023 Plan, including 123,076 shares assumed under the Company’s previous 2014 Equity Incentive Plan, as amended.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2025:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$ 0.01 - 8.00	5,000	0.14	$6.80	5,000
$ 8.01 - 11.00	1,000	3.75	$10.75	1,000
$ 11.01 - 16.00	10,000	3.41	$13.21	10,000
$ 16.01 - 27.00	30,000	7.26	$26.98	15,000
$ 27.01 - 27.71	12,750	6.30	$27.71	12,750
Total	58,750	5.73	$22.80	43,750

As of September 30, 2025, the Company had unrecognized stock compensation related to the options of $131,000, which will be recognized through 2027.

During the nine-month period ended September 30, 2025, the Company granted 7,662 restricted stock units to its Board of Directors which vest at the earlier of June 13, 2026, or the Company’s 2026 annual meeting. The average grant date fair value of these grants was $11.75. No restricted stock units were granted during the three-month period ended September 30, 2025. During the three and nine-month periods ended September 30, 2024, the Company granted 11,166 and 43,666 restricted stock units, respectively, to members of the Company’s Board of Directors, employees and contractors which vest at various intervals over 3 years. The average grant date fair value of these grants was $8.06 and $12.41 per share during the three and nine-month periods ended September 30, 2024, respectively.

During the nine-month period ended September 30, 2025, 30,083 restricted stock units with an intrinsic value of $15.63, vested. During the nine-month period ended September 30, 2024, 16,499 restricted stock units with an intrinsic value of $19.95, vested. No restricted stock units vested during the three-month periods ended September 30, 2025 and 2024. As of September 30, 2025, there was $347,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2027.

Note 5: Income Taxes

The Company recognized an income tax expense of $67,000 and benefit of $127,000 for the three and nine-month periods ended September 30, 2025, respectively, compared to income tax benefits of $347,000 and $642,000 for the three and nine-month periods ended September 30, 2024. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2025 and 2024, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income ("FDII") deduction and a lower statutory tax rate applied to the Company's Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards.

The One Big Beautiful Bill Act (or “OBBB Act”), enacted on July 4, 2025, permits the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025. However, expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over fifteen years. The OBBB Act also provides the option to accelerate the amortization of any remaining unamortized U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2022, and before January 1, 2025, over a one or two year period beginning with the first taxable year beginning after December 31, 2024. While the Company currently does not anticipate the OBBB Act will have a material impact on its estimated annual effective tax rate in 2025, the Company will continue to assess its impact.

The OBBB Act also enacted changes to rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII). Those changes will go into effect for tax years beginning after December 31, 2025; and thus do not impact current financial statements.

Under US GAAP, the effects of the changes in tax laws are recognized in the period in which the tax laws are enacted. Accordingly, the Company has reflected the estimated impact of provisions of the OBBB Act in the Company’s financial statements for the three and nine months ended September 30, 2025.

Note 6: Leases

Leasing activity generally consists of office leases. In March 2019, a lease was signed to move the corporate headquarters to Raleigh, North Carolina. The lease had a lease commencement date of October 2, 2019 and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of September 30, 2025 and December 31, 2024. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $804,000 as of September 30, 2025. The current portion of this liability of $396,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $408,000 is included in Lease liabilities on the Consolidated balance sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Lease expense
Operating lease expense	$76	$76	$228	$228
Variable lease expense	17	18	48	50
Total lease expense	$93	$94	$276	$278

The weighted-average remaining non-cancelable lease term for our operating leases was 2.25 years as of September 30, 2025. As of September 30, 2025, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on September 30, 2025, are as follows (in thousands):

Year Ended December 31:
2025	$100
2026	401
2027	412
Total lease payments	913
Present value adjustment	(109)
Lease liability	$804

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

Note 7: Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated periodically by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer as the CODM. The Company considers itself to be in a single reportable segment under the authoritative guidance for segment reporting, specifically a communications company for publicly traded and private companies. The CODM uses operating income to evaluate our capital allocation, which could be re-investing income back into the Company, executing a share-repurchase, paying dividends or acquiring other entities. Operating income is used to monitor budget versus actual results. The CODM also uses operating income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the Company. Below provides a breakdown of costs and expenses of our one operating unit (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues	$5,723	$5,639	$16,820	$17,231
Cost of revenues
Costs to deliver products	810	643	2,309	1,940
Employee costs	470	635	1,263	1,858
Teleconference costs	98	56	192	169
Amortization of capitalized software	64	60	209	160
Other segment costs	13	17	21	45
Total cost of revenue	1,455	1,411	3,994	4,172
Operating costs and expenses:
Employee costs	1,730	1,824	5,134	6,327
Consultants and professional services	529	750	1,800	2,298
Depreciation and amortization	658	676	1,993	2,032
Advertising	248	255	879	1,033
Provision for credit losses	80	283	636	773
Software licensing	189	225	648	726
Stock compensation	201	241	593	399
Hosting	147	140	418	374
Merchant and bank fees	115	117	333	358
Capitalized Software	–	(137)	(23)	(537)
Acquisition/integration and other non-recurring costs	214	168	667	362
Rent	93	94	276	278
Other operating expenses (1)	248	196	582	633
Total operating costs and expenses	4,452	4,832	13,936	15,056
Operating loss	$(184)	$(604)	$(1,110)	$(1,997)

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

Effective June 25, 2024, the aggregate principal amount of the Revolving LOC was reduced to $1,500,000. The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Effective June 25, 2024, Pinnacle’s commitment to fund under the Revolving LOC was amended to terminate on June 30, 2025, unless terminated earlier pursuant to the terms of the Credit Agreement. The Company terminated its existing $3,000,000 unsecured line of credit with Fifth Third Bank immediately prior to the Closing Date. As of September 30, 2025, there was no outstanding balance under the Revolving LOC and the interest rate was 6.36%.

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

Note 9: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company originally had $20,000,000 of notional amount interest rate swap agreement, which amortized in-line with its long-term Credit Agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. As of September 30, 2025, the variable rate was 6.66%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of September 30, 2025 was a liability of $20,000 and December 31, 2024 was an asset of $60,000 and is included in either Other long-term assets or liabilities, accordingly, in the Consolidated balance sheets. The fair value of the interest rate swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. As a result of the interest rate swap, the Company recognized a net unrealized loss of $1,000 and $80,000 during the three and nine months ended September 30, 2025, respectively, compared to a net unrealized loss of $343,000 and $124,000 during the three and nine months ended September 30, 2024, which are included in Other expense in the Consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity, and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q for many reasons. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

We focus on selling to small and mid-market businesses companies, which we define as companies that have between 2 and 2,000 employees. In late 2024, we launched our new subscription platform to existing customers only, and at the beginning of 2025, officially released it as part of our rebrand to ACCESS Newswire. As of September 30, 2025, we have 972 subscriptions with an annual recurring revenue (“ARR”) of approximately $11.3 million.

Sale of our Compliance Business

On February 28, 2025, the Company and Direct Transfer, LLC, its wholly owned subsidiary entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Equiniti Trust Company, LLC (the “Buyer”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Company’s Compliance business (the “Purchased Assets”). The Purchased Assets consisted of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing i) disclosure software and services for financial reporting, ii) stock transfer services, iii) annual meeting, print and shareholder distribution and fulfillment services and iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in the “communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “Compliance revenue” was retained by the Company. The Buyer only assumed certain liabilities related to the Purchased Assets, which includes certain accounts payable, accrued liabilities and deferred revenue. As a result, assets associated with our Compliance business, and revenue and expenses associated with the assets, have been categorized as discontinued operations in our financial statements for the three and nine months ended September 30, 2025 and 2024, while the remaining assets associated with our Communications business are included in continuing operations.

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

ACCESS IR – a subscription that includes investor relations website, quarterly earnings calls, and press release distribution to cover the announcement of your earnings date and actual earnings releases.

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

Our platform also includes a seamless e-commerce experience, allowing customers to self-select distribution options, register, and upload their press releases for editorial review within minutes. These innovations have contributed to the historical growth of press release distribution products, a trend we anticipate will continue in the coming years.

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

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Percentage of Revenue
	2025	2024	2025	2024

Revenues	$5,723	$5,639	–	–
Cost of Revenues	1,455	1,411	25%	25%
Gross margin	4,268	4,228	75%	75%
Operating Expenses:
General and administrative	1,484	1,893	26%	34%
Sales and marketing	1,626	1,592	28%	28%
Product development	684	671	12%	12%
Depreciation and amortization	658	676	11%	12%
Total expenses	4,452	4,832	78%	86%
Operating loss	(184)	(604)	(3)%	(11)%
Interest income (expense), net	207	(270)	4%	(5)%
Other expense, net	(1)	(343)	–%	(6)%
Income (loss) before income taxes	22	(1,217)	–%	(22)%
Income tax expense (benefit)	67	(347)	1%	(6)%
Net loss from continuing operations	$(45)	$(870)	(1)%	(15)%

	Nine Months Ended September 30,		Percentage of Revenue
	2025	2024	2025	2024

Revenues	$16,820	$17,231	–	–
Cost of Revenues	3,994	4,172	24%	24%
Gross margin	12,826	13,059	76%	76%
Operating Expenses:
General and administrative	5,189	5,374	31%	31%
Sales and marketing	4,682	5,606	28%	33%
Product development	2,072	2,044	12%	12%
Depreciation and amortization	1,993	2,032	12%	12%
Total expenses	13,936	15,056	83%	87%
Operating loss	(1,110)	(1,997)	(7)%	(12)%
Interest income (expense), net	14	(857)	–	(5)%
Other expense, net	(80)	(124)	–	(1)%
Loss before income taxes	(1,176)	(2,978)	(7)%	(17)%
Income tax benefit	(127)	(642)	(1)%	(4)%
Net loss from continuing operations	$(1,049)	$(2,336)	(6)%	(14)%

Revenues

Total revenue increased $84,000, or 1%, to $5,723,000 during the three months ended September 30, 2025, as compared to $5,639,000 for the same period in 2024. Total revenue decreased $411,000, or 2%, to $16,820,000 during the nine months ended September 30, 2025, as compared to $17,231,000 for the same period in 2024. The increase in revenue during the quarter is due to an increase in core press release revenue of approximately 7% as compared to the same period of the prior year, due to an increase in press release volume. Although core press release revenue increased 1% for the nine months ended September 30, 2025, total revenue decreased due to declines among our other product lines.

Revenue Backlog

As of September 30, 2025, our deferred revenue balance was $5,020,000, which we expect to recognize over the next twelve months, compared to $4,743,000 at December 31, 2024, an increase of 6%. Deferred revenue primarily consists of advance billings for pre-paid packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products.

Cost of Revenues

Cost of revenues consist primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Cost of revenues increased $44,000, or 3%, and decreased $178,000, or 4%, during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. The increase for the three months ended September 30, 2025 was primarily due to increases in distribution costs as we continue to improve our distribution network, partially offset by a reduction in headcount and optimization of our operations teams. Overall gross margin increased $40,000, or 1%, and decreased $233,000, or 2%, during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. As a result, gross margin percentage remained consistent at 75% and 76% during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses decreased $409,000 or 22%, and $185,000, or 3%, during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. The decrease for the three months ended September 30, 2025, compared to the prior year is primarily due to a reduction in employee related expenses, provision for credit losses, as well as indirect costs associated with the Compliance business. For the nine months ended September 30, 2025, this is partially offset by a benefit to stock compensation expense of $340,000 recorded during the nine months ended September 30, 2024, as a result of the resignation of an executive officer.

As a percentage of revenue, general and administrative expenses were 26% and 31% for the three and nine months ended September 30, 2025, respectively, as compared to 34% and 31% for the same periods of 2024.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses increased $34,000, or 2%, and decreased $924,000, or 16%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. The decrease for the nine months ended September 30, 2025 is primarily due to lower employee-related expenses and headcount during the first six months of the year, however, for the three months ended September 30, 2025, is more comparable to the prior year.

As a percentage of revenue, sales and marketing expenses were 28% for the three and nine months ended September 30, 2025, as compared to 28% and 33% for the same periods of 2024.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses increased $13,000, or 2%, and 28,000, or 1%, during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. The increase is primarily due to a reduction in capitalized software development, partially offset by decreases in headcount and consultants. No costs were capitalized during the three months ended September 30, 2025, while $23,000 was capitalized during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we capitalized $137,000 and $537,000, respectively.

As a percentage of revenue, product development expenses were 12% for the three and nine months ended September 30, 2025 and 2024.

Interest Income (Expense), Net

We recognized interest expense of $57,000 and $325,000 for the three and nine months ended September 30, 2025, respectively, compared to $280,000 and $1,183,000 during the same periods of 2024, which is all related to our long-term credit agreement. The decrease in interest expense for the three and nine months ended September 30, 2025, is due to the reduction in debt as a result of the pay down from the sale of the compliance business. These amounts are offset by interest income on deposit and money market accounts of $264,000 and $347,000 for the three and nine months ended September 30, 2025, respectively, compared to $15,000 and $83,000 for the same periods of the prior year.

Other income (expense)

Other income (expense) represents the change in fair value of our interest rate swap.

Income Taxes

We recognized an income tax expense of $67,000 and a benefit of $127,000 for the three and nine-month periods ended September 30, 2025, respectively, compared to income tax benefit of $347,000 and $642,000 for the three and nine-month periods ended September 30, 2024. For the three and nine-month periods ended September 30, 2025 and 2024, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income ("FDII") deduction and a lower statutory tax rate applied to the Company's Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards

Liquidity and Capital Resources

As of September 30, 2025, we had $3,261,000 in cash and cash equivalents and $4,137,000 in net accounts receivable. Current liabilities from continuing operations as of September 30, 2025, totaled $10,847,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of September 30, 2025, our current liabilities from continuing operations exceeded our current assets from continuing operations by $1,846,000. While our current liabilities from continuing operations exceed current assets from continuing operations, we believe our ability to renegotiate our Credit Agreement and ability to continue to generate cash will benefit us in the future.

As of September 30, 2025, the aggregate principal amount of our Revolving LOC was $1,500,000 and is set to expire June 30, 2026. We currently have no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFRplus 2.05%. As of September 30, 2025, there was no outstanding balance under the Revolving LOCand the interest rate was 6.36%.

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

A reconciliation of net income to adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 is presented in the following table (in thousands):

	Three Months Ended September 30,
	2025	2024
	Amount	Amount

Net loss from continuing operations:	$(45)	$(870)
Adjustments:
Depreciation and amortization	722	735
Interest expense, net	(207)	270
Income tax expense (benefit)	67	(347)
EBITDA from continuing operations	537	(212)
Acquisition and/or integration costs (1)	42	43
Other non-recurring expenses (2)	174	468
Stock-based compensation expense (3)	180	247
Adjusted EBITDA from continuing operations:	$933	$546

	Nine Months Ended September 30,
	2025	2024
	Amount	Amount

Net loss from continuing operations:	$(1,049)	$(2,336)
Adjustments:
Depreciation and amortization	2,203	2,191
Interest (income) expense, net	(14)	857
Income tax expense (benefit)	(127)	(642)
EBITDA from continuing operations	1,013	70
Acquisition and/or integration costs (1)	243	150
Other non-recurring expenses (2)	505	336
Stock-based compensation expense (3)	572	405
Adjusted EBITDA from continuing operations:	$2,333	$961

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, incurred during the periods.
(2)	For the three months ended September 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $2,000 and non-recurring fees of $172,000. For the nine months ended September 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $80,000, as well as corporate re-brand costs of $132,000 and non-recurring fees of $293,000. For the three and nine months ended September 30, 2024, this adjustment gives effect to a loss recorded on the change in fair value of our interest rate swap of $343,000 and $124,000, respectively, as well as one-time accounting fees, termination benefits and other non-recurring or unusual expenses of $125,000 and $212,000, respectively.
(3)	The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the three months ended September 30, 2025 and 2024 is presented in the following table (in thousands):

	Three Months Ended September 30,
	2025		2024
	Amount	Per diluted share	Amount	Per diluted share

Net loss from continuing operations:	$(45)	$(0.01)	$(870)	$(0.23)
Adjustments:
Amortization of intangible assets(1)	622	0.16	639	0.17
Stock-based compensation expense(2)	180	0.05	247	0.06
Other unusual items(3)	216	0.06	511	0.13
Discrete items impacting income tax expense(4)	–	–	(47)	(0.01)
Tax impact of adjustments(5)	(213)	(0.06)	(293)	(0.07)
Non-GAAP net income from continuing operations:	$760	$0.20	$187	$0.05
Weighted average number of common shares outstanding – diluted	3,870		3,835

	Nine Months Ended September 30,
	2025		2024
	Amount	Per diluted share	Amount	Per diluted share

Net loss from continuing operations:	$(1,049)	$(0.27)	$(2,336)	$(0.61)
Adjustments:
Amortization of intangible assets(1)	1,882	0.49	1,919	0.50
Stock-based compensation expense(2)	572	0.14	405	0.11
Other unusual items(3)	748	0.19	486	0.12
Discrete items impacting income tax expense(4)	41	0.01	38	0.01
Tax impact of adjustments(5)	(672)	(0.17)	(590)	(0.15)
Non-GAAP net income (loss) from continuing operations:	$1,522	$0.39	$(78)	$(0.02)
Weighted average number of common shares outstanding – diluted	3,857		3,826

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)	The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.
(3)	For the three months ended September 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $2,000 and non-recurring fees, including acquisition, integration and divestiture costs of $214,000. For the nine months ended September 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $80,000, as well as corporate re-brand costs of $132,000 and non-recurring fees, including acquisition, integration and divestiture costs of $536,000. For the three and nine months ended September 30, 2024, this adjustment gives effect to a loss recorded on the change in fair value of our interest rate swap of $343,000 and $124,000, respectively, as well as, one-time accounting fees, termination benefits and other non-recurring or unusual expenses, including acquisition and integration expenses of $168,000 and $362,000, respectively.
(4)	This adjustment gives effect to discrete items that impact income tax expense. For the three and nine months ended September 30, 2025 and 2024, this relates to additional expense associated with vesting of stock-based compensation awards.
(5)	This adjustment gives effect to the tax impact of all non-GAAP adjustments at the current Federal tax rate of 21%.

For the three and nine months ended September 30, 2025 and 2024, free cash flow and adjusted free cash flow were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024

Net cash provided by operating activities of continuing operations (GAAP)	$(582)	$1,498
Payments for purchase of fixed assets and capitalized software	(8)	(140)
Free cash flow from continuing operations (Non-GAAP)	(590)	1,358
Cash paid for acquisition and integration related items (1)	–	–
Cash paid for other unusual items (2)	172	11
Adjusted free cash flow from continuing operations (Non-GAAP)	$(418)	$1,369

	Nine Months Ended September 30,
	2025	2024

Net cash provided by operating activities of continuing operations (GAAP)	$300	$2,294
Payments for purchase of fixed assets and capitalized software	(43)	(556)
Free cash flow from continuing operations (Non-GAAP)	257	1,738
Cash paid for acquisition and integration related items (1)	118	23
Cash paid for other unusual items (2)	424	99
Adjusted free cash flow from continuing operations (Non-GAAP)	$799	$1,860

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, paid during the periods.
(2)	For the three and nine months ended September 30, 2025, this relates to payments related to our corporate re-brand and other non-recurring fees. For the three and nine months ended September 30, 2024, this adjustment gives effect to one-time accounting fees, termination benefits and other non-recurring or unusual expenses.

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

Market factors like the current military conflicts in Ukraine, Israel and the Middle East, tariff wars, instability in global energy markets, global inflation and fluctuations in interest rates have contributed to significant global economic and political uncertainty, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic and political outlook, we believe the demand for our platforms and services is stable in a majority of the markets we serve.

We believe there is demand for our products around the world as companies seek to find better platforms and tools to disseminate and communicate their messages in a more efficient and collaborative way.

We also believe the continued transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during the remainder of 2025 and into 2026:

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

ITEM 5. OTHER INFORMATION.

Director and Officer Trading Arrangements

During the nine months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

Date: November 12, 2025

ACCESS Newswire, Inc.

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer

