Form 10-K
period 2025-12-31
ACCESS Newswire Inc.
filed 2026-03-19
CIK 843006

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended: December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's second fiscal quarter, was approximately $47,586,560 based on the closing price reported on the NYSE American as of such date.

As of March 19, 2026, the number of outstanding shares of the registrant's common stock was 3,859,211.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

We are a Delaware corporation formed in October 1988 under the name Docucon Incorporated. In December 2007, we changed our name to Issuer Direct Corporation, and then effective on January 27, 2025, we changed our name from Issuer Direct Corporation to ACCESS Newswire Inc.

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

We focus on selling to small and mid-market businesses, which we define as companies that have between 2 and 2,000 employees. In late 2024, we launched our new subscription platform to existing customers only, and at the beginning of 2025, officially released it as part of our rebrand to ACCESS Newswire. As of December 31, 2025, we have 974 subscriptions with an annual recurring revenue (“ARR”) of approximately $12.2 million.

Sale of our Compliance Business

On February 28, 2025, the Company and Direct Transfer, LLC, its wholly owned subsidiary, entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Equiniti Trust Company, LLC (the “Buyer”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Company’s Compliance business (the “Purchased Assets”). The Purchased Assets consisted of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing i) disclosure software and services for financial reporting, ii) stock transfer services, iii) annual meeting, print and shareholder distribution and fulfillment services and iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in the “communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “Compliance revenue” was retained by the Company. The Buyer only assumed certain liabilities related to the Purchased Assets, which includes certain accounts payable, accrued liabilities and deferred revenue. As a result, assets associated with our Compliance business, and revenue and expenses associated with the assets, have been categorized as discontinued operations in our financial statements for the years ended December 31, 2025 and 2024, while the remaining assets associated with our Communications business are included in continuing operations.

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

Ease of Use of a Single, Platform that Drives Clear Value. We have designed and built a world-class platform that stands out for its seamless integration, powerful capabilities, and ease of use. We believe customers choose the ACCESS Platform because it offers a unified and intuitive experience, from press release creation to targeting and monitoring, which we believe sets it apart from many traditional point solutions. Additionally, we are continuously enhancing our platform with new products and advanced AI capabilities, empowering customers to work smarter and maximize efficiency

Rebrand and Market Leadership. In November 2024, we launched a rebranding initiative to redefine our identity and ensure continued relevance with our evolving customer base in the communications industry. This rebrand was completed on January 16, 2025, through a phased integration of our brands under our new name, ACCESS Newswire Inc. Effective January 27, 2025, Issuer Direct Corporation officially became ACCESS Newswire Inc. As part of this transition, the ACCESSWIRE and Issuer Direct brands were retired from the marketplace, with all customers seamlessly migrated to the ACCESS Newswire platform. Additionally, the Company continues to maintain infrastructure and serve customers under other brands, such as Newswire.com and pressrelease.com, which have been fully integrated into the ACCESS Newswire brand.

Partner & Reseller Programs. We derive referrals and revenues from our partners and resellers. We engage each partner and reseller in one of two ways, i) we resell our products at a discount for the reseller to incorporate our offerings into their go-to-market strategy and ii) we partner with leading IR and PR firms whereby they refer ACCESS to their customers, who enter into contracts with us directly. In 2026 and beyond, we believe our brand will continue to benefit from these programs, and we will look to continue to invest and maintain our presence across both IR and PR. As of December 31, 2025, approximately 10% of revenues came from our partner and reseller programs.

Our overall strategy includes:

Grow Our Customer Base. We continue to see a significant opportunity in the market for our platform, particularly among small-to-mid-sized businesses that are underserved by existing point-solution vendors. Many of these businesses lack the resources to implement complex systems, making our all-in-one customer platform an ideal solution for driving growth and expansion. By offering a streamlined, cost-effective, and easy-to-adopt platform, we empower small-mid-market businesses to execute successful strategies with efficiency. Moving forward, we will continue to fuel our growth by leveraging our go-to-market strategies, competitive flat-fee pricing model, and strong network of Resellers and Partners.

Increase Revenue from Existing Customers. With over 10,000 customers in more than 135 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our platform, and upselling additional offerings and features, including future planned adjacencies coming this year. We believe our flat-fee pricing model will allow us to capture more subscription revenues as point solutions continue to struggle in the market.

Keep Expanding Internationally. We believe there is a significant opportunity for our platform outside of the North American. As of December 31, 2025, approximately 11% of our customers were located outside of the North America and these Customers generated approximately 9% of our total revenue for the year ended December 31, 2025. We sell, support and work with our international customers from North American. We intend to grow our presence in international markets through additional investments in partners, resellers and our direct sales and marketing channel.

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

Sales and Marketing. During 2025, we continued to strengthen our brands in the market by working aggressively to expand our customer footprint and continue to cross sell to increase average revenue per customer in our subscription business. Since our platform, systems and operations are built to handle growth, we have been leveraging them to produce reasonable gross margins and cash flows without a proportional increase in our capital or operating expenses.

Our sales organization is responsible for generating new customer opportunities and expanding our current customers. We ended 2025 with a multi-tier organization of sales personnel, consisting of Client Success Managers (CSM’s), Account Executives, and strategic agency and reseller executives. Our CSM’s are split between those focused on publicly traded customers and private customers and are also responsible for a certain territory or geographic region, with a singular CSM per region that does both account development and new business. We believe this approach is the most efficient and effective way for us to reach new customers and grow our current install base. The total compensation packages for these teams are heavily weighted with commission compensation to incent sales and retention. All members of the sales team have quotas. As of December 31, 2025, we employed 25 full-time equivalent sales and marketing personnel compared to 27 as of December 31, 2024.

Our marketing organization is dedicated to both driving prospects and engaging existing ones through targeted campaigns and industry updates. These efforts aim to highlight the advantages of our platform and encourage customers to enhance their subscriptions by adding additional components. To achieve these goals, our team employs a customer-centric omni-channel strategy, which integrates multiple channels—such as online platforms, mobile apps, social media, email, and customer service—into a seamless and consistent experience. The goal is to ensure that customers can interact with a brand effortlessly across different touchpoints while maintaining continuity in their journey. Additionally, we leverage strategic partnerships and specialized private company marketing activities to expand our reach and strengthen brand awareness. By integrating these approaches, we aim to drive sustainable long-term growth and continuously scale our business in an evolving marketplace.

Industry Overview

Based on information last obtained from the Burton-Taylor Media Intelligence report in early 2023, the global communications technology market is approximately $5.5 to $6.0 billion in annual revenue. This total includes spending on social media solutions, media monitoring, press release targeting and distribution, and investor relations platforms globally. A key driver of growth in our industry is the introduction of new innovative technologies and solutions. We believe by expanding our technology and products will help us gain market share within the industry as well as further expand our news distributions brands.

The industry, along with Artificial Intelligence (AI) and Large Language Models (LLMs), have matured considerably over the past two years, whereby communication professionals are seeking platforms and systems to assist with content creation, analysis, and optimization. With the advancement of Aimee, our closed network LLM, and connectivity into public LLMs, we believe we are well positioned in this new environment to benefit from subscription growth and further advancements of our platform because of what AI has afforded the industry.

Competition

Despite some significant consolidation in recent years, the communications industry remains both fragmented and extremely competitive. The success of our products and services are generally based on quality of service through the ability to service customer demands, as well as, price in certain markets Management has been focused this past year on offsetting the risks relating to competition, as well as, the seasonality of pay-as-you-go services by introducing our recurring subscription platform, with higher margins, clear competitive advantages, higher customer stickiness and scalability to withstand market and pricing pressures.

We also review our operations on a regular basis to balance growth with opportunities to maximize efficiencies and support our long-term strategic goals. We believe by blending our workflow technologies with our legacy service offerings we can offer a comprehensive set of products and solutions to each of our customers within one platform that most competitors cannot offer today. During the first quarter of 2026, we launched ACCESS Verified, a proprietary, AI-driven verification and distribution enhancement designed to improve the speed, accuracy and integrity of content from our press release distribution across the ACCESS Newswire platform and thousands of our distribution partners and licensees. ACCESS Verified leverages advanced AI and LLM-style word and phrase matching to verify content with 99.999% accuracy, delivering what we believe to be a first-to-market, industry-leading speed-to-wire enhancement, while supporting consistency with established disclosure practices and editorial standards. The solution is fully integrated into the ACCESS Newswire workflow and is available at no additional cost to customers. ACCESS Verified acts as an intelligent first line of review, helping ensure our customer’s news is credible, compliant, and newsroom-ready. This evolution evidences our focus on maturing our platform to include advancements that allow us to scale operations, increase gross margin and leverage AI to assist in the creation, review and approval of customers messaging, but not replace human evaluation and review.

We believe we are positioned to be one of the communications platforms of choice as a cost-effective alternative to both small regional providers and global customers. As of December 31, 2025, our workforce is fully remote, which we believe is a benefit to have the flexibility to hire and retain customer service or production personnel anywhere and at a reasonable cost.

Customers

Our customers include a wide variety of public and private companies. For the year ended December 31, 2025, we worked with 12,802 customers, compared to 12,349 for the year ended December 31, 2024. We did not have any customers during the year ended December 31, 2025 that accounted for more than 10% of our revenue or more than 10% of our year end accounts receivable balance as of December 31, 2025.

Human Capital and Culture

As of December 31, 2025, we had 91 employees and independent contractors. None of our workforce is represented by a union. Our employees work remotely in designated regions worldwide.

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

On December 18, 2025, the Company entered into a Commercial Sublease Agreement (the “Sublease”), to lease 100% of the corporate headquarters for the remaining term of the lease, commencing on March 1, 2026, through December 31, 2027. As a result, as of December 31, 2025, our entire workforce is now remote.

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

Competition across all of our businesses is intense. The speed and accuracy with which we can meet customers’ needs, the price of our services, and the quality of our products and supporting services are factors in this competition.

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

With respect to our historical Communications revenue stream, we have experienced an annual revenue growth rate ranging from 13% to 55% between 2016 and 2023, however in 2024 and 2025 it decreased 7% and 2%, respectively. Historically, the majority of our growth has been attributable to the success of our ACCESSWIRE newswire brand.  In 2023 and 2022, we also had additional growth from our acquisition of Newswire. In 2020, much of the growth came from demand for our events products that were upgraded to handle virtual needs in the industry as a result of the COVID-19 pandemic. Additionally, acquisitions of VWP in January 2019 and FSCwire in July 2018 have contributed to the growth. Our historical revenue growth rate of the Communications revenue stream is not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability and our stock price may be negatively impacted.

The success of our cloud-based software largely depends on our ability to provide reliable solutions to our customers. If a customer were to experience a product defect, a disruption in its ability to use our solutions or a security flaw, demand for our solutions could be diminished, we could be subject to substantial liability and our business could suffer.

Our product solutions are complex, and we often release new features. As such, our solutions could have errors, defects, viruses or security flaws that could result in unanticipated downtime for our customers and harm our reputation and our business. Internet-based software may contain undetected errors or security flaws when first introduced or when new versions or enhancements are released. We might from time to time find such defects in our solutions, the detection and correction of which could be time-consuming and costly. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions in access, security flaws, viruses, data corruption or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, could delay or withhold payment to us or may make claims against us, which could result in an increase in our provision for credit losses, an increase in collection cycles for accounts receivable or the expense and risk of litigation. We could also lose future sales. In addition, a security breach of our solutions could result in our future business prospects being materially adversely impacted.

A substantial portion of our business is derived from our press release distribution business, which is dependent on our technology and key partners.

As noted, our ACCESS Newswire brand has been a major contributor to the increase in revenue associated with our business. For the year ended December 31, 2025, our press release distribution business contributed over 80% of overall revenue. We also operate two leading-brand sister platforms, Newswire.com and PressRelease.com. These brands, combined into our new brand of ACCESS Newswire, are dependent upon several key partners for news distribution, some of which are also partners that we rely on for other shareholder communications services. From time-to-time distribution changes can impact the industry, by some partners opting not to accept certain content, which can cause significant fluctuations in revenue and volumes, for not only ACCESS Newswire, but the industry as a whole. Additionally, ACCESS Newswire is highly dependent on technology and any performance issues with this technology could have a material impact on our ability to serve our customers and thus our ability to generate revenue.

Failure to manage our growth may adversely affect our business or operations.

Since 2013, we have experienced overall growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our executive management team and employees and on our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 24 employees and contractors as of December 31, 2012 to 91 (including 33 independent contractors) as of December 31, 2025. We anticipate that additional investments in sales and marketing personnel, infrastructure and research and development spending will be required to:

•	scale our operations and increase productivity;
•	address the needs of our customers;
•	further develop and enhance our existing solutions and offerings; and
•	develop new technology.

We cannot assure you that our controls, systems and procedures will be adequate to support our future operations or that we will be able to manage our growth effectively. We also cannot assure you that we will be able to continue to expand our market presence in the United States and other current markets or successfully establish our presence in other markets. Failure to effectively manage growth could result in difficulties or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

Our Compliance business has historically provided strong revenue, cash flow and gross margins. While we believe our Communications business, which has been our primary focus for approximately the last 10 years, will be a strong stand-alone business, there can be no guaranty that it will be able to replace the revenue and cash flow of the Compliance business, which would result in a material adverse effect on our business, financial condition and results of operations.

Additionally, the sale of our Compliance business required us to separate and allocate specific assets to the business, including some shared assets. We could face disputes with the Buyer regarding whether or not certain assets were included in the sale. We also agreed to indemnify the Buyer against certain losses suffered as a result of the certain breaches of our representations, warranties, covenants and agreements in the Purchase Agreement and related documents. Any event that results in a right for the buyer to seek indemnity from us could results in substantial liability to us and could adversely affect our financial position and results of operations. Although the Buyer agreed to assume certain liabilities associated with the Compliance business, it did not assume all such liabilities, which could lead to a dispute.

On February 26, 2026, the Buyer submitted an indemnification notice to us alleging indemnity claims under the Purchase Agreement in the aggregate amount of $549,000. While we dispute this amount and are in the process of discussing and negotiating the matter with the Buyer, there is no guaranty that we will receive all or a substantial portion of the $500,000 holdback from the Buyer. Moreover, this dispute and any other future disputes with the Buyer related to the sale of our Compliance business could divert the attention of our management or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to grow and our future success will depend to a significant extent on the continued contributions of our key executives, managers and employees. In addition, many of our individual technical and sales personnel have extensive experience in our business operations and/or have valuable customer relationships that would be difficult to replace. Their departure, if unexpected and unplanned, could cause disruption to our business. Our competition for these individuals is intense in certain areas of our business. We may not succeed in identifying and retaining the appropriate personnel in key positions. Further, competitors and other entities have in the past recruited and may in the future attempt to recruit our employees, particularly our sales personnel. The loss of the services of our key personnel, the inability to identify, attract and retain qualified personnel in the future or delays in hiring qualified personnel, particularly technical and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as the timely introduction of new technology-based products and services, which could harm our business, financial condition and operating results.

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

The market and demand for our products and services, to a varied extent, have been characterized by:

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

Risks Related to Our Credit Agreement

Our obligations under the Credit Agreement, as amended, with Pinnacle Bank are secured by a first priority security interest in substantially all of our assets. Additionally, all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement. As of December 31, 2025, the outstanding balance under our credit agreement amounted to $2,608,000. As such, our creditor may enforce its security interests over our assets and/or our subsidiaries which secure the repayment of such obligations and potentially take control of certain of our assets and operations or force us to use a substantial portion of our current cash-on-hand to repay the amounts due under the Credit Agreement. If that were to happen we may be forced to curtail our current business plans and operations, which could decrease the value of any investment in our Company.

In connection with the Credit Agreement, we agreed to comply with certain affirmative and negative covenants and agreed to meet certain financial covenants. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Loan Parties and their subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, transactions with affiliates, and dividends and other distributions. In addition, the Credit Agreement contains financial covenants, tested quarterly, that require a Fixed Charge Ratio (as defined in the Credit Agreement) to be maintained at certain levels and certain unrestricted liquidity requirements.

A breach of any of the covenants of the Credit Agreement, if uncured or unwaived, could lead to an event of default under any such document, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their security interests over certain of our assets. This would likely in turn trigger cross-acceleration or cross-default rights in other documents governing our indebtedness. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors and we may not be able to obtain any such waivers or amendments. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity, which could have a material adverse effect on our operations and the value of our securities.

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

We have not paid dividends since 2018, when we announced that we would no longer be declaring quarterly dividends for the foreseeable future in order to invest such money in our business. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There can be no assurances that dividends will be paid in the future in the form of either cash or stock.

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

As a public company, we incur significant legal, accounting, and other expenses that would not be incurred as a private company. We estimate these costs to be approximately $625,000 per year and are included in General & Administrative expenses in our Consolidated Statements of Income (Loss). For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. Many of these costs recur annually. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.

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

Because we are a smaller reporting company, our independent registered public accounting firm was not required to and did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2025.

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

Our information technology security professionals, working closely with our Chief Technology Officer (“CTO”), are responsible for the detection and initial assessment of cybersecurity threats and incidents (collectively, “cyber incidents”), whether internal or experienced by significant third-party service providers, using, among other tools, third-party software. The team classifies detected cyber incidents based on potential impact to the functionality of the affected systems, possible or known information involved, and recoverability effort. The classification of a cyber incident is designed to allow rapid prioritization, response, and escalation. The CTO and Chief Executive Officer (“CEO”) are alerted as to any detected cyber incident that is potentially significant. Incidents are documented for regular internal reporting processes including notations and considerations of related attacks.

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

Cybersecurity Governance

Cybersecurity is a significant part of our risk management processes and an area of focus of our Board of Directors and management.  Our CTO is primarily responsible for assessing and managing material risks from cybersecurity threats. Our CTO has eight years of cybersecurity experience.

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

The independent members of the Board, through the Board’s nominating procedures and requirements, consider cyber expertise in vetting nominees for the Board and recommending Board committee appointments.

ITEM 2. PROPERTY.

Our headquarters are located in Raleigh, North Carolina. In October 2019, we began a lease for 9,766 square feet of office space, which expires December 31, 2027.

On December 18, 2025, the Company entered into a Commercial Sublease Agreement (the “Sublease”), to lease 100% of the corporate headquarters for the remaining term of the lease, commencing on March 1, 2026, through December 31, 2027. As a result, as of December 31, 2025, our entire workforce is now remote.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders of Record

As of December 31, 2025, there were approximately 150 registered holders of record of our common stock and 3,850,435 shares outstanding.

Issuer Purchases of Equity Securities

On December 4, 2025, we publicly announced a share repurchase program under which we were authorized to repurchase up to $1,000,000 of our common shares. As of December 31, 2025, we repurchased 18,391 shares as shown in the table below ($ in 000’s, except share or per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
December 4 -31, 2025	18,391	$8.89	18,391	$837

Dividends

We did not pay any dividends during the year ended December 31, 2025 and 2024. There can be no assurances that dividends will be paid in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

ITEM 6. SELECT FINANCIAL DATA.

Our selected consolidated financial data shown below should be read together with Item7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data.” The data shown below are not necessarily indicative of results to be expected for any future period. The data below is comprised of results from continuing operations only and does not include results from discontinued operations. For more information regarding continuing and discontinued operations, see Note 3 to our Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

Summary of Operations for the periods ended December 31, 2025 and 2024 (in thousands).

	Year Ended December 31,
	2025	2024
Statement of Operations
Revenue	$22,619	$23,057
Cost of revenues	5,305	5,617
Gross margin	17,314	17,440
Operating costs	18,935	19,609
Impairment loss on intangible assets	250	14,150
Operating loss	(1,871)	(16,319)
Other expense	(82)	(1,026)
Loss from continuing operations before taxes	(1,953)	(17,345)
Income tax benefit	(395)	(4,064)
Loss from continuing operations	$(1,558)	$(13,281)

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

Results of Operations

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue, and the change in those amounts from fiscal year 2025 compared to 2024. The data below is comprised of results from continuing operations only and does not include results from discontinued operations. For more information regarding continuing and discontinued operations, see Note 3 to our Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

Comparison of results of operations for the years ended December 31, 2025 and 2024 (in thousands):

			Percentage of Revenue
	2025	2024	2025	2024
Revenue	$22,619	$23,057
Cost of revenue	5,305	5,617	23%	24%
Gross margin	17,314	17,440	77%	76%
Operating Expenses:
General and administrative	7,151	7,000	32%	30%
Sales and marketing	6,405	7,080	28%	31%
Product development	2,692	2,821	12%	12%
Depreciation and amortization	2,687	2,708	12%	12%
Impairment loss on intangible assets	250	14,150	1%	61%
Total operating expenses	19,185	33,759	85%	146%
Operating loss	(1,871)	(16,319)	(8)%	(71)%
Interest expense, net	(2)	(1,107)	–%	(5)%
Other income (expense)	(80)	81	–%	–%
Loss from continuing operations before income taxes	(1,953)	(17,345)	(9)%	(75)%
Income tax benefit	(395)	(4,064)	(2)%	(18)%
Net loss from continuing operations	$(1,558)	$(13,281)	(7)%	(58)%

Revenue

Total revenue decreased by $438,000, or 2%, to $22,619,000 during the year ended December 31, 2025, as compared to $23,057,000 in 2024. The decrease is primarily related to decrease in revenue from our PRO plan products and webcasting and events business, partially offset by an increase in revenue from our core press release business driven by increases in subscriptions.

Deferred Revenue

As of December 31, 2025, our deferred revenue balance was $5,265,000, which we expect to recognize primarily over the next twelve months, compared to $4,743,000 as of December 31, 2024, an increase of 11%. Deferred revenue primarily consists of advance billings for pre-paid packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products.

Cost of Revenue

Cost of revenue consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs and third-party licensing costs. Cost of revenue decreased by $312,000, or 6%, during the year ended December 31, 2025, as compared to the same period of 2024. The decrease was primarily related to a decrease in headcount and optimization of operational teams, partially offset by an increase in distribution costs of our newswire business. Overall gross margin decreased $126,000, or 1%, during the year ended December 31, 2025, compared to 2024, primarily due to the decline in revenue. As a result, overall gross margin percentage increased 1% to 77% during the year ended December 31, 2025, as compared to the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $7,151,000 for the year ended December 31, 2025, an increase of $151,000 or 2%, as compared to the prior year. During the year-ended December 31, 2025, general and administrative were impacted by an increase in one-time costs for the year of $484,000 partially offset by a decrease in employee-related expenses due to a decrease in corporate headcount. During the year ended December 31, 2024, general and administrative expenses were favorably impacted by a benefit of $340,000 to stock compensation expense as a result of the resignation of an executive officer.

As a percentage of revenue, General and administrative expenses were 32% for the year ended December 31, 2025, as compared to 30% for 2024.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses and other marketing expenses. Sales and marketing expenses were $6,405,000 for the year ended December 31, 2025, a decrease of $675,000, or 10%, as compared to $7,080,000 in the prior year. This decrease is primarily due to a decrease in employee-related expenses and commissions due to lower headcount and overall revenues.

As a percentage of revenue, sales and marketing expenses were 28% for the year ended December 31, 2025, as compared to 31% for 2024.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses and licenses to develop new products and technology to complement and/or enhance tour platform. Product development expenses decreased $129,000, or 5%, to $2,692,000 during the year ended December 31, 2025, as compared to $2,821,000 during the year ended December 31, 2024. This decrease is primarily due to a decrease in headcount and consulting expense, partially offset by a decrease in capitalized costs during the periods. During the year ended December 31, 2025, we capitalized $172,000 of costs related to the development of our news distribution systems and internal reporting platforms, compared to $597,000 during the year-ended December 31, 2024.

As a percentage of revenue, product development expenses was consistent at 12% for the year ended December 31, 2025 and 2024, respectively.

Depreciation and Amortization Expenses

During the year ended December 31, 2025, depreciation and amortization expenses decreased by $21,000 or 1%, to $2,687,000, as compared to $2,708,000 during 2024.

Impairment loss

On December 18, 2025, we entered into a Commercial Sublease Agreement (the “Sublease”), to lease 100% of our corporate headquarters for the remaining term of the lease, commencing on March 1, 2026 through December 31, 2027. As a result of the Sublease, the Company recorded an impairment charge of $250,000 for the year ended December 31, 2025. The impairment loss was allocated between our right-of-use-asset for the office lease in the amount of $187,000 and our leasehold improvements of $63,000.

During the year ended December 31, 2025, we performed our annual assessment for impairment of goodwill and intangible assets and determined there was no impairment charge. During the year ended December 31, 2024, an impairment charge of $14,150,000 associated with the Newswire trademarks was required. As a result of our rebranding to ACCESS Newswire, management determined the useful life of the Newswire trademarks to be 5 years as opposed to the original 15 years upon the initial valuation in 2022. This decrease caused a decrease in the expected cashflows the assets will generate, which resulted in the impairment charge.

Interest Expense, net

We recognized interest expense of $371,000 and $1,167,000 during the years ended December 31, 2025 and 2024, respectively, related to our long-term Credit Agreement. Interest expense, net was partially offset by interest income of $369,000 and $60,000 for the year ended December 31, 2025, and 2024, respectively, from deposit and money market accounts.

Other income (expense)

Other income (expense) represents the change in fair value of our interest rate swap.

Income Taxes

We recorded income tax benefit of $395,000 during the year ended December 31, 2025, compared to $4,064,000 during the year ended December 31, 2024. The difference in our effective tax rate as of December 31, 2025 and 2024, and the statutory rate of 21% is primarily attributable to state income taxes. For the year ended December 31, 2025, this was partially offset by the impact of stock-based compensation and foreign taxes.

Liquidity and Capital Resources

As of December 31, 2025, we had $3,025,000 in cash and cash equivalents and $3,884,000 in net accounts receivable. Current liabilities from continuing operations as of December 31, 2025, totaled $9,538,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of December 31, 2025, our current liabilities from continuing operations exceeded our current assets from continuing operations by $1,116,000.  While our current liabilities from continuing operations exceed current assets from continuing operations, we believe our ability to renegotiate our Credit Agreement and ability to continue to generate cash will benefit us in the future.

As of December 31, 2025, the aggregate principal amount available under our Revolving LOC was $1,500,000 and is set to expire June 30, 2026. We currently have no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. As of December 31, 2025, there was no outstanding balance under the Revolving LOC and the interest rate was 5.74%. See Note 6 to our financial statements for additional information.

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

Free cash flow, a non-GAAP measure, represents cash flow from operating activities less purchases of property and equipment and capitalized software. Adjusted free cash flow also deducts certain cash payments which the Company believe to be non-recurring in nature. Management considers free cash flow and adjusted free cash flow to be liquidity measures that provide useful information to investors about the amount of cash generated or used by the business.

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

A reconciliation of net income to adjusted EBITDA for the years ended December 31, 2025 and 2024 is presented in the following table (in thousands):

	Year Ended December 31,
	2025	2024
	Amount	Amount
Net loss from continuing operations:	$(1,558)	$(13,281)
Adjustments:
Impairment loss	250	14,150
Depreciation and amortization	2,965	2,928
Interest expense, net	2	1,107
Income tax benefit	(395)	(4,064)
EBITDA	1,264	840
Acquisition and/or integration costs(1)	256	189
Other non-recurring expenses(2)	863	138
Stock-based compensation expense(3)	831	639
Adjusted EBITDA:	$3,214	$1,806

____________________

(1)	This adjustment gives effect to one-time corporate projects, including divestiture, acquisition and integration related expenses, incurred during the periods.
(2)	For the year ended December 31, 2025, this adjustment gives effect to a loss recorded on the change in fair value of our interest rate swap of $80,000, as well as corporate re-brand costs of $154,000 and non-recurring fees of $629,000. For the year ended December 31, 2024, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $81,000, as well as a one-time accounting fees, termination benefits and other non-recurring or unusual expense of $219,000.
(3)	The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the years ended December 31, 2025 and 2024 is presented in the following table (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Per diluted share	Amount	Per diluted share
Net loss from continuing operations:	$(1,558)	$(0.40)	$(13,281)	$(3.47)
Adjustments:
Impairment loss (1)	250	0.06	14,150	3.70
Amortization of intangible assets(2)	2,501	0.65	2,559	0.67
Stock-based compensation expense(3)	831	0.21	639	0.16
Other unusual items(4)	1,119	0.29	327	0.08
Tax impact of adjustments(5)	(987)	(0.25)	(3,712)	(0.96)
Impact of discrete items impacting income tax expense(6)	41	0.01	38	0.01
Non-GAAP net income:	$2,197	$0.57	$720	$0.19
Weighted average number of common shares outstanding – diluted	3,859	3,829

__________________

(1)	The adjustment represents the impairment loss on right-of-use asset and leasehold improvements due to the Company’s sublease for the year ended December 31, 2025, and intangible assets for the year ended December 31, 2024.
(2)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(3)	The adjustments represent stock-based compensation expense related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.
(4)	For the year ended December 31, 2025, this adjustment gives effect to a loss recorded on the change in fair value of our interest rate swap of $80,000, as well as corporate re-brand costs of $154,000 and one-time non-recurring expenses, including acquisition and/or integration expenses of $885,000. For the year ended December 31, 2024, this adjustment gives effect to a gain recorded on the change in fair value of our interest rate swap of $81,000, as well as, one-time accounting fees, termination benefits and other non-recurring or unusual expenses, including acquisition and/or integration expenses of $408,000.
(5)	This adjustment gives effect to the tax impact of all non-GAAP adjustments at the current Federal tax rate of 21%.
(6)	This adjustment eliminates discrete items impacting income tax expense. For the year ended December 31, 2025 and 2024, discrete items relate to additional income tax expense recorded during the period associated with vesting of stock-based compensation awards.

For the years ended December 31, 2025 and 2024, free cash flow and adjusted free cash flow were as follows:

	Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations (US GAAP)	$558	$3,160
Payments for purchase of fixed assets and capitalized software	(192)	(616)
Free cash flow (Non-GAAP)	366	2,544
Cash paid for acquisition and integration related items(1)	140	23
Cash paid for other unusual items(2)	760	219
Adjusted free cash flow (Non-GAAP)	$1,266	$2,786

_______________________

(1)	This adjustment gives effect to one-time corporate projects, including acquisition and/or integration related expenses, paid during the periods.
(2)	For the year ended December 31, 2025 and 2024, this adjustment gives effect to payments for one-time accounting fees, termination benefits and other non-recurring or unusual expenses.

Outlook

The following statements are forward-looking and are subject to factors that could cause actual results to differ materially from those suggested here, including, without limitation, demand for and acceptance of our services, new developments, competition and general economic or market conditions, particularly in the domestic and international capital markets. Refer also to the Cautionary Statement Concerning Forward Looking Statements included in this report.

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

We also believe the continued transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during the remainder of 2026:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we face material market risk with respect to our cash or cash equivalents, which totaled $3,025,000 and $4,103,000 at December 31, 2025 and 2024, respectively. We did not hold any marketable securities as of December 31, 2025 or 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

Our Consolidated Balance Sheets as of December 31, 2025, and 2024, and the related Consolidated Statements of Income (Loss), Consolidated Comprehensive Income (Loss), Consolidated Stockholders’ Equity and Consolidated Cash Flows for the two years ended December 31, 2025 and 2024, together with the independent registered public accountants’ reports thereon appear beginning on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2025, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) updated Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JUSRISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of stockholders and is incorporated herein by reference.

Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on our website (https://investors.accessnewswire.com/governance-documents) under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

We have adopted an Insider Trading Policy applicable to our directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE American listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2025,” “Compensation Committee Interlocks and Insider Participation,” and “Practices Related to the Grant of Equity Awards” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS.

(a) Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Form 10-K.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation, as amended. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 25, 2025).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 27, 2025).
4.1	Credit Agreement dated March 20, 2023 with Pinnacle Bank and the other loan parties thereto (incorporated by referenced to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2023).
4.2	Third Modification to Credit Agreement and Partial Release dated February 28, 2025 with Pinnacle Bank and the other loan parties thereto (incorporated by referenced to Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2025).
10.2	Executive Employment Agreement dated April 30, 2015 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2014).
10.3	First Amendment to Executive Employment Agreement dated May 4, 2017 with Brian R. Balbirnie (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2017).
10.4	Membership Interest Purchase Agreement dated November 1, 2022 with Lead Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2022).
10.5	2023 Equity Incentive Plan (incorporated by reference to Annex A to the Schedule 14A filed on April 28, 2023).
10.6	Executive Employment Agreement with Steven Knerr dated September 16, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2024).
10.7	Asset Purchase Agreement dated February 28, 2025 with Equiniti Transfer Company, LLC and Direct Transfer, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2025).
19.1	The Company’s Insider Trading Policy. (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 25, 2025).
21.1	Subsidiaries of the Registrant.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
97	ACCESS Newswire Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed on March 7, 2024).
101	The following financial information from ACCESS Newswire Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

_______________

* Filed herewith

(c) Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS NEWSWIRE INC.

Date: March 19, 2026	By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Brian R. Balbirnie	March 19, 2026	Director, Chairman of the Board and Chief Executive Officer
Brian R. Balbirnie		(Principal Executive Officer)

/s/ Steven Knerr	March 19, 2026	Chief Financial Officer
Steven Knerr		(Principal Financial Officer)

/s/ Graeme Rein	March 19, 2026	Director, Chairman of the Audit Committee
Graeme Rein

/s/ Joe Staples	March 19, 2026	Director, Chairman of the Compensation Committee
Joe Staples

/s/ Wesley Pollard	March 19, 2026	Director, Member of the Audit and Compensation Committee
Wesley Pollard

Report of Independent Registered Public Accounting Firm

To the Board of Directors Stockholders

ACCESS Newswire Inc.

Raleigh, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ACCESS Newswire Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-period ended December 31, 2025, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Newswire Trademark Impairment Assessment

As discussed in Note 5 to the consolidated financial statements, the Company’s Newswire trademark balance was approximately $7,502,000 as of December 31, 2025. The Company’s evaluation of the Newswire trademark for impairment involves the comparison of the carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. The undiscounted future cash flows of the Company’s Newswire trademark exceeded its carrying value as of December 31, 2025, and no impairment was recognized during the year ended December 31, 2025. Management’s cash flow forecasts included significant judgments and assumptions relating to revenue growth rates, operating margins, and useful life. As a result, a high degree of auditor judgment and effort was required, including involving the use of our valuation specialists, in performing audit procedures to evaluate the reasonableness of management’s cash flow forecasts and the significant assumptions identified above. Significant uncertainty exists with these assumptions because they are sensitive to future market or economic conditions.

Our audit procedures included the following:

•	Obtained an understanding of the internal controls and processes in place over the Company’s impairment review process, including management’s review of the significant assumptions described above.

•	Evaluated the reasonableness of management’s revenue, operating margins, and other forecasted amounts by comparing the forecasts to actual historical results and other evidence.

•	With the assistance of our valuation specialists, evaluated the valuation methodologies and significant assumptions and developed a range of independent estimates and compared those to the significant assumptions used by management.

•	Tested the mathematical accuracy of the calculations.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina

March 19, 2026

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,025	$4,103
Accounts receivable (net of allowance for credit losses of $1,336 and $1,059, respectively)	3,884	3,351
Other current assets	1,513	1,234
Current assets held for sale	–	1,338
Total current assets	8,422	10,026
Capitalized software (net of accumulated amortization of $3,923 and $3,644, respectively)	828	934
Fixed assets (net of accumulated depreciation of $669 and $914, respectively)	136	365
Right-of-use asset – leases (See Note 10)	324	766
Other long-term assets	73	158
Goodwill	19,043	19,043
Intangible assets (net of accumulated amortization of $9,525 and $7,024, respectively)	9,475	11,976
Deferred tax asset	3,691	3,793
Non-current assets held for sale	–	3,577
Total assets	$41,992	$50,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,501	$1,423
Accrued expenses	1,769	1,699
Income taxes payable	133	56
Current portion of long-term debt	870	4,000
Deferred revenue	5,265	4,743
Current liabilities held for sale	–	893
Total current liabilities	9,538	12,814
Long-term debt (net of debt discount of $52 and $70, respectively) (see Note 6)	1,686	11,930
Deferred income tax liability	86	–
Lease liabilities – long-term (See Note 10)	317	668
Other long-term liabilities	20	–
Total liabilities	11,647	25,412
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024, respectively.	–	–
Common stock $0.001 par value, 20,000,000 shares authorized, 3,850,435 and 3,838,743 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	4	4
Additional paid-in capital	25,005	24,259
Other accumulated comprehensive loss	(96)	(178)
Retained earnings	5,432	1,141
Total stockholders' equity	30,345	25,226
Total liabilities and stockholders’ equity	$41,992	$50,638

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Revenues	$22,619	$23,057
Cost of revenues	5,305	5,617
Gross margin	17,314	17,440
Operating costs and expenses:
General and administrative	7,151	7,000
Sales and marketing	6,405	7,080
Product development	2,692	2,821
Depreciation and amortization	2,687	2,708
Impairment loss (See Notes 5 and 10)	250	14,150
Total operating costs and expenses	19,185	33,759
Operating loss	(1,871)	(16,319)
Other income (expense)
Interest expense, net	(2)	(1,107)
Other income (expense) (See Notes 6 and 7)	(80)	81
Loss from continuing operations before income taxes	(1,953)	(17,345)
Income tax benefit	(395)	(4,064)
Net loss from continuing operations	$(1,558)	$(13,281)
Net income from discontinued operations, net of taxes	5,849	2,488
Net income (loss)	4,291	(10,793)

Loss from continuing operations per share – basic	$(0.40)	$(3.47)
Loss from continuing operations per share – diluted	$(0.40)	$(3.47)
Income from discontinued operations per share – basic	$1.51	$0.65
Income from discontinued operations per share – diluted	$1.51	$0.65

Income (loss) per share – basic	$1.11	$(2.82)
Income (loss) per share – diluted	$1.11	$(2.82)
Weighted average number of common shares outstanding – basic	3,858	3,827
Weighted average number of common shares outstanding – diluted	3,859	3,829

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2025	2024
Net income (loss)	$4,291	$(10,793)
Foreign currency translation adjustment	82	(129)
Comprehensive (loss) income	$4,373	$(10,922)

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance on December 31, 2023	3,815,212	$4	$23,531	$(49)	$11,934	$35,420
Stock-based compensation expense	–	–	684	–	–	684
Exercise of stock awards, net of tax	18,999	–	–	–	–	–
Stock issued to consultants	4,532	–	44	–	–	44
Foreign currency translation	–	–	–	(129)	–	(129)
Net income	–	–	–	–	(10,793)	(10,793)
Balance on December 31, 2024	3,838,743	$4	$24,259	$(178)	$1,141	$25,226
Stock-based compensation expense	–	–	909	–	–	909
Exercise of stock awards, net of tax	30,083	–	–	–	–	–
Stock repurchase and retirement	(18,391)	–	(163)	–	–	(163)
Foreign currency translation	–	–	–	82	–	82
Net income	–	–	–	–	4,291	4,291
Balance on December 31, 2025	3,850,435	$4	$25,005	$(96)	$5,432	$30,345

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$4,291	$(10,793)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposal of business	(8,974)	–
Loss on impairment	250	14,150
Provision for credit losses	1,335	1,322
Depreciation and amortization	2,993	3,095
Deferred income taxes	188	(3,933)
Stock-based compensation expense – employees and directors	909	684
Stock-based compensation expense - consultants	–	44
Change in fair value of interest rate swap	80	(81)
Amortization of debt issuance costs	17	17
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,080)	(1,659)
Decrease (increase) in other assets	512	434
Increase (decrease) in accounts payable	154	224
Increase (decrease) in income tax payable	76	45
Increase (decrease) in deferred revenue	208	–
Increase (decrease) in accrued expenses and other liabilities	(401)	(389)
Net cash provided by operating activities	558	3,160

Cash flows from investing activities
Purchase of fixed assets	(20)	(19)
Capitalized software	(172)	(597)
Proceeds from Sale of Compliance business	12,000	–
Net cash provided by investing activities	11,808	(616)

Cash flows from financing activities
Payment of long-term debt (see Note 6)	(13,391)	(4,000)
Payment for stock repurchase and retirement	(163)	–
Net cash used in financing activities	(13,554)	(4,000)

Net change in cash and cash equivalents	(1,188)	(1,456)
Cash and cash equivalents - beginning	4,103	5,714
Currency translation adjustment	110	(155)
Cash and cash equivalents - ending	$3,025	$4,103

Supplemental disclosures:
Cash paid for income taxes	$2,208	$342
Cash paid for interest	$413	$1,387

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description, Background and Basis of Operations

Nature of Operations

ACCESS Newswire Inc. (the “Company” or “ACCESS”) was incorporated in the State of Delaware in October 1988 under the name Docucon Inc. Subsequent to the December 13, 2007 merger with My EDGAR, Inc., the Company changed its name to Issuer Direct Corporation and on January 27, 2025, changed its name to ACCESS Newswire Inc. Today, ACCESS is a leading communications company providing solutions for both public relations and investor relations professionals. The Company operates under several brands in the market, including Direct Transfer, Interwest, ACCESSWIRE, Pressrelease.com and Newswire..

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

The following is a summary of the allowance for credit losses during the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance	$1,059	$721
Provision for credit losses	915	1,083
Write-offs	(638)	(745)
Ending balance	$1,336	$1,059

Concentrations of Credit Risk & Customers

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. As of December 31, 2025, the Company’s domestic cash balance is spread among different depository institutions such that there is no balance which exceeds the FDIC insurance limit of $250,000. The Company also had cash-on-hand of $1,943,000 in Canada as of December 31, 2025. As of December 31, 2024, the Company had cash-on-hand of $1,691,000 in Canada and $68,000 in Europe.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

The Company did not have any customers during the years ended December 31, 2025 or 2024 that accounted for more than 10% of revenue.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been invoiced or paid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of December 31, 2025 and 2024, was $5,265,000 and $4,743,000, respectively, and is expected to be recognized primarily within one year. Approximately $845,000 of the deferred revenue balance as of December 31, 2025, relates to contracts for press release packages with an expiration date after December 31, 2026, however the customer may use the balance within one year. As of January 1, 2024, deferred revenue was $4,750,000. Revenue recognized for the year ended December 31, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $4,455,000 and $4,750,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $3,884,000 and $3,351,000 as of December 31, 2025 and 2024, respectively. As of January 1, 2024, accounts receivable, net of allowance for credit losses was $3,005,000. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of December 31, 2025 and 2024, the Company has capitalized $45,000 and $69,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Fixed Assets

Fixed assets are recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation / Amortization Period
Computer equipment	3 years
Furniture & equipment	3 to 7 years
Leasehold improvements	lesser of 8 years or the lease term

Earnings per Share

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 45,000 and 52,750 were excluded in the computation of diluted earnings per common share during the years ended December 31, 2025 and 2024, respectively, because their impact was anti-dilutive.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Capitalized costs and amortization for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	December 31,
	2025	2024
Capitalized software development costs	$172	$597
Amortization included in cost of revenues	278	220

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

Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market. Cash and cash equivalents are quoted at Level 1.
•	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The fair value of the Company’s interest rate swap is quoted at Level 2.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

As of December 31, 2025 and 2024, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

Advertising

The Company expenses advertising as incurred. During the years ended December 31, 2025 and 2024, advertising expense was $1,255,000 and $1,267,000, respectively. Additionally, during the year ended December 31, 2025, the Company incurred $154,000 in costs associated with its corporate re-brand.

Liquidity and Capital Resources

As of December 31, 2025, we had $3,025,000 in cash and cash equivalents and $3,884,000 in net accounts receivable. Current liabilities from continuing operations as of December 31, 2025, totaled $9,538,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of December 31, 2025, our current liabilities from continuing operations exceeded our current assets from continuing operations by $1,116,000. While our current liabilities from continuing operations exceed current assets from continuing operations, we believe our ability to renegotiate our Credit Agreement and ability to continue to generate cash will benefit us in the future.

Newly Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company adopted ASU 2023-09 for the year ending December 31, 2025, using the prospective transition method. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows, however the updated disclosure can be found in Note 13.

Accounting Pronouncements Not Yet Effective

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

Note 3: Discontinued Operations

On February 28, 2025 (the “Closing Date”), the Company and Direct Transfer, LLC, its wholly owned subsidiary, entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Equiniti Trust Company, LLC (the “Buyer”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Company’s compliance business (the “Purchased Assets”). The Purchased Assets consisted of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing i) disclosure software and services for financial reporting, ii) stock transfer services, iii) annual meeting, print and shareholder distribution and fulfillment services and iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in “communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “compliance revenue” was retained by the Company. The Buyer assumed certain liabilities related to the Purchased Assets, which included certain accounts payable, accrued liabilities and deferred revenue.

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

Performance obligations of contracts included in discontinued operations include providing subscriptions to certain modules of our compliance software or other stand-ready obligations to deliver services and annual report printing and distribution.  Additionally, services are provided on a per project basis. Set up fees for disclosure services are considered a separate performance obligation and are satisfied upfront. Set up fees for the transfer agent module and investor relations content management module are immaterial. For service contracts that include stand-ready obligations, revenue is recognized evenly over the contract period. For all other services delivered on a per project or event basis, the revenue is recognized at the completion of the event. The Company believes recognizing revenue for subscriptions and stand-ready obligations using a time-based measure of progress, best reflects the Company’s performance in satisfying the obligations.

On February 26, 2026, the Buyer submitted an indemnification notice to the Company alleging indemnity claims under the Purchase Agreement in the aggregate amount of $549,000. While the Company disputes this amount and is in the process of discussing and negotiating the matter with the Buyer, there is no guaranty that we will receive all or a substantial portion of the $500,000 holdback from the Buyer.

As of the Closing Date, there was $1,227,000 of gross accounts receivable that did not transfer to the Buyer as a result of the Purchase Agreement. The following table sets forth the assets and liabilities included in discontinued operations as of December 31, 2025 and 2024 as presented in the Consolidated Balance Sheets (in thousands):

	December 31,
	2025	2024
Accounts Receivable (net of provision for credit losses of $559 as of December 31, 2024	$–	$1,321
Other current assets	–	17
Total current assets	–	1,338
Goodwill	–	2,885
Intangible Assets (net of accumulated amortization of $5,265 at December 31, 2024	–	637
Other non current assets	–	55
Total assets	$–	$4,915

Accounts Payable	$–	$107
Accrued Expenses	–	168
Deferred Revenue	–	618
Total liabilities	$–	$893

The following table sets forth the details of income from discontinued operations for the years ended December 31, 2025 and 2024 as presented in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$650	$5,831
Cost of revenues	315	1,690
Gross margin	335	4,141
Operating costs and expenses:
General and administrative	560	666
Sales and marketing	17	104
Product development	–	–
Depreciation and amortization	28	168
Total operating costs and expenses	605	938
Operating income	(270)	3,203
Other income (expense)
Interest income, net	8	31
Other income, net	8,974	–
Income before income taxes	8,712	3,234
Income tax expense	2,863	746
Net income from discontinued operations	$5,849	$2,488

The following table presents the significant non-cash items related to discontinued operations for the year ended December 31, 2025 and 2024 that are included in the accompanying statement of cash flows (in thousands):

	December 31,
	2025	2024
Depreciation and amortization	$28	$168
Provision for credit loses	420	240
Stock-based compensation expense	78	89
Gain on disposal of business	8,974	–

Note 4: Fixed Assets

The components of fixed assets are as follows (in thousands):

	December 31,
	2025	2024
Computer equipment	$100	$243
Furniture & equipment	–	331
Leasehold improvements	705	705
Total fixed assets, gross	805	1,279
Less: Accumulated depreciation	(669)	(914)
Total fixed assets, net	$136	$365

Included in leasehold improvements is $488,000 of tenant improvement allowance associated with a lease signed in March 2019 related to the Company’s corporate headquarters. Depreciation expense on fixed assets for the years ended December 31, 2025 and 2024 totaled $249,000 (including impairment charge of $63,000 on the leasehold improvements – See Note 10) and $149,000, respectively. Disposals amounted to $494,000 during the year ended December 31, 2025 and mostly related to computer equipment and office furniture and equipment which the Company abandoned as part of the sublease entered into in December 2025 (see Note 10). No disposals were made during the years ended December 31, 2024.

Note 5: Goodwill and Other Intangible Assets

The components of intangible assets are as follows (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,998	$(1,677)	$321
Proprietary software	3,198	(1,817)	1,381
Distribution partner relationships	153	(114)	39
Non-compete agreement	69	(69)	–
Trademarks – definite-lived	13,350	(5,848)	7,502
Trademarks – indefinite-lived	232	–	232
Total intangible assets	$19,000	$(9,525)	$9,475

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	1,998	(1,426)	572
Proprietary software	3,198	(1,458)	1,740
Distribution partner relationships	153	(99)	54
Non-compete agreement	69	(69)	–
Trademarks – definite-lived	13,350	(3,972)	9,378
Trademarks – indefinite-lived	232	–	232
Total intangible assets	$19,000	$(7,024)	$11,976

The Company performed its annual assessment for impairment of intangible assets and determined there was no impairment for the year ended December 31, 2025, however, recorded an impairment charge of $14,150,000 associated with the Newswire trademarks for the year ended December 31, 2024. As a result of the Company’s rebranding to ACCESS Newswire, management determined the useful life of the Newswire trademarks to be 5 years as opposed to the original 15 years upon the initial valuation in 2022. This decrease in the useful life caused a decrease in the expected cashflows the assets are expected to generate, which resulted in the impairment charge.

The amortization of intangible assets is a charge to operating expenses and totaled $2,501,000 and $2,559,000 for the years ended 2025 and 2024, respectively.

The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31:
2026	$2,475
2027	2,347
2028	2,243
2029	2,178
Thereafter	–
Total	$9,243

During the year ended December 31, 2022, we acquired Newswire, which added $16,122,000 of goodwill based on our preliminary purchase price allocation. During the year ending December 31, 2023, we concluded our purchase price allocation, which resulted in a reduction in goodwill of $571,000. Along with Newswire, the goodwill balance of $19,043,000 is related to the stock acquisitions of ACCESSWIRE in 2014, Filing Services Canada, Inc. in 2018 and Newswire in 2022, and the assets of the Visual Webcasting Platform in 2019. The Company conducted its annual impairment analyses as of December 31, 2025 and 2024 and determined that no goodwill was impaired.

Note 6: Credit Agreement

On March 20, 2023 (the “Closing Date”), the Company entered into a $25 million Credit Agreement, as amended (the “Credit Agreement”) with Pinnacle Bank (“Pinnacle”). The Credit Agreement provides for the following: (i) term loan facility in an aggregate principal amount of $20 million (the “Term Loan”), and (ii) revolving line of credit in an up to aggregate principal amount of $5 million (the “Revolving LOC”), subject to an 85% limit based on the current eligible accounts receivable (as defined in the Credit Agreement).

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

Effective June 25, 2024, the aggregate principal amount of the Revolving LOC was reduced to $1,500,000. The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Effective June 25, 2024, Pinnacle’s commitment to fund under the Revolving LOC was amended to terminate on June 30, 2025, unless terminated earlier pursuant to the terms of the Credit Agreement. As of December 31, 2025, there was no outstanding balance under the Revolving LOC and the interest rate was 5.74%.

On February 28, 2025 and in connection with the Purchased Assets transaction described above, the Company and each of its wholly-owned subsidiaries entered into a Third Modification to Credit Agreement and Partial Release (the “Third Modification to Credit Agreement”) with Pinnacle with respect to the Credit Agreement.

Pursuant to the terms of the Third Modification to Credit Agreement and a subsequent amendment, the Company and Pinnacle agreed to the following: (i) to pay down the current principal balance of the Term Loan (as defined in the Credit Agreement) by $12,000,000 as of the closing of the Purchased Assets transaction such that the current principal balance was reduced from $15,333,333 to $3,333,333; (ii) beginning on March 1, 2025, to reduce the monthly principal payments due by the Company to Pinnacle under the Term Loan from $333,333 to $72,464; (iii) to amend the financial covenants set forth in the Credit Agreement, as amended; (iv) to release the Liens (as defined in the Credit Agreement) relating to the Purchased Assets; and (v) to extend the maturity of the Revolving LOC to June 30, 2026.

The Credit Agreement, as amended, currently contains the following financial covenants:

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

Note 7: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company originally had $20,000,000 of notional amount interest rate swap agreement, which amortized in-line with its long-term Credit Agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. As of December 31, 2025, the variable rate was 6.04%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of December 31, 2025 was a liability of $20,000 and December 31, 2024 was an asset of $60,000 and is included in either Other long-term assets or liabilities, accordingly, in the Consolidated balance sheets. The fair value of the interest rate swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. As a result of the interest rate swap, the Company recognized a net unrealized loss of $80,000 during the year ended December 31, 2025, respectively, compared to a net unrealized gain of $81,000 during the year ended December 31, 2024, which are included in Other income (expense), net in the Consolidated statements of operations.

Note 8: Equity

Dividends

The Company did not pay any dividends during the years ended December 31, 2025 and 2024.

Preferred stock and common stock

During the year ended December 31, 2024, there was 4,532 shares of common stock issued to a consultant in exchange for services. There were no other issuances of preferred stock or common stock during the years ended December 31, 2025 and 2024 other than stock awarded to employees and the Board of Directors.

Stock repurchase and retirement

On December 4, 2025, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $1,000,000 of its common shares. As of December 31, 2025, the Company purchased a total of 18,391 shares for a total amount of $163,000 at an average price of $8.89 per share.

Note 9: Stock Options and Restricted Stock Units

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of December 31, 2025, there are 318,166 shares which remain to be granted under the 2023 Plan, including 131,826 shares assumed under the Company’s previous 2014 Equity Incentive Plan, as amended.

The following is a summary of stock options issued during the year ended December 31, 2025 and 2024:

	Number of Options Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance on December 31, 2023	106,750	$6.80 – 27.71	$22.32	$176,360
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options forfeited/cancelled	(47,000)	9.26 – 26.00	21.97	–
Balance on December 31, 2024	59,750	6.80 – 27.71	22.60	10,700
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options forfeited/cancelled	(9,750)	10.75 – 27.71	20.51	–
Balance on December 31, 2025	50,000	$6.80 – 27.71	$23.01	$11,800

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of the Company’s common stock on December 31, 2025 and 2024 of $9.30 and $8.94, respectively, and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2025 and 2024. As of December 31, 2025, there was $105,000 of unrecognized compensation cost related to stock options, which will be recognized through 2027.

The following is a summary of unvested stock options during the year ended December 31, 2025 and 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance on December 31, 2023	65,250	26.78	13.12
Options granted	–	–	–
Options vested	(27,750)	27.05	13.18
Options forfeited/cancelled	(15,000)	26.00	11.87
Balance on December 31, 2024	22,500	26.98	13.89
Options granted	–	–	–
Options vested	(7,500)	26.98	13.89
Options forfeited/cancelled	–	–	–
Balance on December 31, 2025	15,000	26.98	13.89

The following table summarizes information about stock options outstanding and exercisable on December 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 8.00	5,000	0.89	6.80	5,000
$8.01 - 11.00	—	—	—	—
$11.01 - 16.00	7,500	3.16	13.21	7,500
$16.01 - 27.00	30,000	7.01	26.98	15,000
$27.01 – 27.71	7,500	6.05	27.71	7,500
Total	50,000	5.68	23.01	35,000

Of the 50,000 stock options outstanding, 20,926 are non-qualified stock options. All options have been registered with the SEC.

The following is a summary of restricted stock units issued during the years ended December 31, 2025 and 2024:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance on December 31, 2023	94,832	$25.90	$2,456,149
Units granted	43,666	12.41	541,932
Units vested/issued	(18,999)	20.26	(384,830)
Units forfeited	(24,333)	25.85	(628,984)
Balance on December 31, 2024	95,166	20.85	1,984,267
Units granted	56,662	10.93	619,316
Units vested/issued	(30,083)	15.62	(469,896)
Units forfeited	–	–	–
Balance on December 31, 2025	121,745	17.53	2,134,190

During the year ended December 31, 2025, the Company granted 56,662 shares of restricted stock units to employees, contractors and the Board of Directors, which vest at various intervals over the next 3 years. The average grant date fair value of these grants was $10.93 per share during the year ended December 31, 2025. During the year ended December 31, 2025, 30,083 restricted stock units with a grant date average intrinsic value of $15.62 per share, vested and exercised. As of December 31, 2025, there was $669,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2028.

During the years ended December 31, 2025 and 2024, the Company recorded compensation expense of $884,000 and $684,000, respectively, related to stock options and restricted stock units.

Note 10: Leases

Leasing activity generally consists of office leases. In March 2019, a lease was signed to move the corporate headquarters to Raleigh, North Carolina. The lease had a lease commencement date of October 2, 2019 and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of December 31, 2025 and 2024. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $717,000 as of December 31, 2025. The current portion of this liability of $400,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $317,000 is included in Lease liabilities on the Consolidated balance sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Lease expense
Operating lease expense	$304	$304
Variable lease expense	58	64
Rent expense	$362	$368

The weighted-average remaining non-cancelable lease term for our operating leases was 2 years as of December 31, 2025. As of December 31, 2025, the weighted-average discount rate used to determine the lease liability was 3.77%. Total required lease payments were $389,000 and $379,000 during the years ended December 31, 2025 and 2024, respectively. The future minimum lease payments to be made under non-cancelable operating leases on December 31, 2025, are as follows (in thousands):

Year ended December 31:
2026	400
2027	414
Total lease payments	814
Present value adjustment	(97)
Lease liability	$717

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

On December 18, 2025, the Company entered into a Commercial Sublease Agreement (the “Sublease”), to lease 100% of the corporate headquarters for the remaining term of the lease, commencing on March 1, 2026 through December 31, 2027. Under the terms of the Sublease, future minimum lease payments are $486,000. As a result of the Sublease, the Company recorded an impairment charge of $250,000, with $187,000 allocated to its right-of-use asset for the office lease and $63,000 allocated to its leasehold improvements.

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

	Years Ended December 31,
	2025	2024
Revenues	$22,619	$23,057
Cost of revenues
Costs to deliver products	3,111	2,623
Employee costs	1,684	2,462
Teleconference costs	232	252
Amortization of capitalized software	278	220
Other segment costs	–	60
Total cost of revenue	5,305	5,617
Operating costs and expenses:
Employee costs	6,722	8,103
Consultants and professional services	2,532	3,035
Depreciation and amortization	2,687	2,708
Advertising, Trade Shows & Rebranding	1,647	1,267
Provision for credit losses	915	1,083
Software licensing	835	938
Stock compensation	808	703
Hosting	566	461
Merchant and bank fees	443	481
Acquisition/integration and other non-recurring costs	800	408
Rent	362	368
Impairment loss	250	14,150
Other operating expenses (1)	618	54
Total operating costs and expenses	19,185	33,759
Operating loss	$(1,871)	$(16,319)

____________________

(1)	Other operating expenses include insurance, travel, reseller commissions, tradeshow expense and other miscellaneous selling, general and administrative expenses

Note 13: Income Taxes

The components of the Company’s loss from continuing operations before income taxes for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Loss from continuing operations
United States	$(2,060)	$(18,215)
International	107	306
Loss from continuing operations before income taxes	$(1,953)	$(17,909)

The provision for income taxes consisted of the following components for the years ended December 31 (in thousands):

	2025	2024
Current:
Federal	$(629)	$20
State	(117)	5
Foreign	18	12
Total Current	(728)	37
Deferred:
Federal	325	(3,611)
State	2	(590)
Foreign	6	100
Total Deferred	333	(4,101)
Total benefit for income taxes	$(395)	$(4,064)

Reconciliation between the statutory rate and the effective tax rate is as follows on December 31 (in thousands, except percentages):

	2025
	Amount	Percentage
Federal statutory tax rate	$(405)	21.0%
State and local income taxes, net of federal benefit	(100)	5.2%
Foreign Tax Effects
Other foreign jurisdictions	2	(0.1)%
Effect of changes in tax law	–	–
Effect of cross-border tax laws
GILTI	45	(2.3)%
Tax Credits
Foreign tax credits	(5)	0.2%
Changes in valuation allowance	–	–
Nontaxable or nondeductible items
Goodwill Amortization	–	–
Equity-based compensation	45	(2.3)%
Nondeductible parking	19	(1.0)%
Other nontaxable or nondeductible items	4	(0.2)%
Changes in unrecognized tax benefits	–	–
Other adjustments	–	–
Total	$(395)	20.5%

F-24

	2024
	Amount	Percentage
Federal statutory tax rate	$(3,642)	21.0%
State tax rate	(586)	3.3%
Permanent differences – stock-based compensation	56	(0.3)%
Permanent differences – other	19	(0.1)%
Foreign tax credit generated	–	–
Tax on foreign earnings – tax reform	40	(0.2)%
Foreign rate differential	4	(0.1)%
FDII Deduction	–	—%
Other	45	(0.3)%
Total	$(4,064)	23.4%

Cash paid for income taxes, net of refunds, were as follows for the year ended December 31, 2025 (in thousands):

Year ended December 31, 2025
Federal	$1,776
State	366
Foreign	66
Total	$2,208

California, New York and New York City make up 50% of the state and local income tax line. No state or foreign jurisdiction makes up 5% of total taxes paid.

Components of net deferred income tax assets are as follows on December 31 (in thousands):

	2025	2024	Change
Assets:
Deferred revenue	$124	$129	$(5)
Allowance for doubtful accounts	277	350	(73)
Stock options	484	385	99
Transaction costs	56	61	(5)
IRC Section 174 capitalized costs	532	936	(404)
ROU lease liability	149	279	(130)
Purchase of intangible assets	2,211	2,144	67
Other	10	12	(2)
Total deferred tax asset	3,843	4,296	(453)

Liabilities
Prepaid expenses	(3)	(3)	–
Basis difference in fixed assets	(33)	(88)	55
Capitalized software	(45)	(63)	18
ROU Assets	(80)	(251)	171
Other	(77)	(98)	21
Total deferred tax liability	(238)	(503)	265
Total net deferred tax asset / (liability)	$3,605	$3,793	$(188)

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

The One Big Beautiful Bill Act (or “OBBB Act”), enacted on July 4, 2025, permits the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025. However, expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over fifteen years. The OBBB Act also provides the option to accelerate the amortization of any remaining unamortized U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2022, and before January 1, 2025, over a one or two year period beginning with the first taxable year beginning after December 31, 2024. Under US GAAP, the effects of the changes in tax laws are recognized in the period in which the tax laws are enacted. Accordingly, the Company has reflected the impact of provisions of the OBBB Act in the Company’s financial statements for the year ended December 31, 2025, which resulted in a decrease in our deferred tax asset associated with research and development expenditures.

The OBBB Act also enacted changes to rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII). Those changes will go into effect for tax years beginning after December 31, 2025; and thus do not impact current financial statements.

The Company had no unrecognized tax benefits as of December 31, 2025 or December 31, 2024. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties on December 31, 2025.

Undistributed earnings of the Company are insignificant as of December 31, 2025. With the enactment of the 2017 Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2024, 2023 and 2022 are open to audit by federal and state taxing authorities.

Note 14: Employee Benefit Plans

The Company sponsors a defined contribution 401(k) Profit Sharing Plans and allows all employees in the United States to participate. Matching and profit-sharing contributions to the plan are at the discretion of management but are limited to the amount deductible for federal income tax purposes. The Company made contributions to the plan of $92,000 and $135,000 during the years ended December 31, 2025 and 2024, respectively.

Note 15: Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after December 31, 2025, through the date these Consolidated Financial Statements were issued and has no transactions or events requiring disclosure.

