Form 10-Q
period 2026-03-31
ACCESS Newswire Inc.
filed 2026-05-12
CIK 843006

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

As of May 12, 2026, the number of outstanding shares of the issuer’s common stock was 3,882,144.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,487	$3,025
Accounts receivable (net of allowance for credit losses of $1,317 and $1,336, respectively)	3,596	3,884
Other current assets	1,588	1,513
Total current assets	8,671	8,422
Capitalized software (net of accumulated amortization of $3,992 and $3,923, respectively)	858	828
Fixed assets (net of accumulated depreciation of $695 and $669, respectively)	119	136
Right-of-use asset – leases	283	324
Other long-term assets	44	73
Goodwill	19,043	19,043
Intangible assets (net of accumulated amortization of $10,146 and $9,525, respectively)	8,854	9,475
Deferred tax asset	3,715	3,691
Total assets	$41,587	$41,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,587	$1,501
Accrued expenses	1,977	1,769
Income tax payable	38	133
Current portion of long-term debt	870	870
Deferred revenue	5,390	5,265
Total current liabilities	9,862	9,538
Long-term debt (net of debt discount of $48 and $52, respectively)	1,473	1,686
Deferred tax liability	82	86
Interest rate swap liability	9	20
Lease liabilities – long-term	227	317
Total liabilities	11,653	11,647
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	–	–
Common stock $0.001 par value, 20,000,000 shares authorized, 3,882,144 and 3,850,435 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	25,240	25,005
Other accumulated comprehensive loss	(131)	(96)
Retained earnings	4,821	5,432
Total stockholders’ equity	29,934	30,345
Total liabilities and stockholders’ equity	$41,587	$41,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2026	2025

Revenues	$5,327	$5,476
Cost of revenues	1,376	1,203
Gross profit	3,951	4,273

Operating costs and expenses:
General and administrative	1,781	1,953
Sales and marketing	1,681	1,594
Product development	560	733
Depreciation and amortization	647	670
Total operating costs and expenses	4,669	4,950

Operating loss	(718)	(677)
Interest expense, net	(38)	(204)
Other income (expense)	24	(69)
Loss from continuing operations before income taxes	(732)	(950)
Income tax benefit	(121)	(185)
Net loss from continuing operations	(611)	(765)
Net income from discontinued operations, net of taxes	–	6,152
Net income (loss)	$(611)	$5,387

Net income (loss) from continuing operations per share – basic	$(0.16)	$(0.20)
Net income (loss) from continuing operations per share – diluted	$(0.16)	$(0.20)
Net income from discontinued operations per share – basic	$–	$1.60
Net income from discontinued operations per share – diluted	$–	$1.60
Net income (loss) per share – basic	$(0.16)	$1.40
Net income (loss) per share – fully diluted	$(0.16)	$1.40

Weighted average number of common shares outstanding – basic	3,859	3,842
Weighted average number of common shares outstanding – fully diluted	3,860	3,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Net income (loss)	$(611)	$5,387
Foreign currency translation adjustment	(35)	2
Comprehensive income (loss)	$(646)	$5,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2024	3,838,743	$4	$24,259	$(178)	$1,141	$25,226
Stock-based compensation expense	–	–	280	–	–	280
Exercise of stock awards, net of tax	9,000	–	–	–	–	–
Foreign currency translation	–	–	–	2	–	2
Net income	–	–	–	–	5,387	5,387
Balance at March 31, 2025	3,847,743	$4	$24,539	$(176)	$6,528	$30,895

Balance at December 31, 2025	3,850,435	$4	$25,005	$(96)	$5,432	$30,345
Stock-based compensation expense	–	–	157	–	–	157
Exercise of stock awards, net of tax	23,981	–	–	–	–	–
Stock issued to consultants	11,260	–	107	–	–	107
Stock repurchase and retirement	(3,532)	–	(29)	–	–	(29)
Foreign currency translation	–	–	–	(35)	–	(35)
Net income	–	–	–	–	(611)	(611)
Balance at March 31, 2026	3,882,144	$4	$25,240	$(131)	$4,821	$29,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(611)	$5,387
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of business	–	(8,974)
Depreciation and amortization	716	770
Provision for credit losses	110	277
Change in fair value of interest rate swap	(12)	–
Deferred income taxes	(25)	(941)
Stock-based compensation expense	264	280
Non-cash interest expense	4	4
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	165	(265)
Decrease (increase) in other assets	(5)	(45)
Increase (decrease) in accounts payable	87	309
Increase (decrease) in income tax payable	(95)	3,730
Increase (decrease) in accrued expenses and other liabilities	119	241
Increase (decrease) in deferred revenue	154	(26)
Net cash provided by operating activities	871	747

Cash flows from investing activities:
Proceeds from Sale of Compliance Business	–	12,000
Purchase of fixed assets	(9)	(12)
Capitalized software	(99)	(23)
Net cash provided by (used in) investing activities	(108)	11,965

Cash flows from financing activities:
Payment of principal of Note Payable	(217)	(12,739)
Payment for stock repurchase and retirement	(29)	–
Net cash used in financing activities	(246)	(12,739)

Net change in cash and cash equivalents	517	(27)
Cash and cash equivalents – beginning	3,025	4,103
Currency translation adjustment	(55)	24
Cash and cash equivalents – ending	$3,487	$4,100

Supplemental disclosures:
Cash paid for interest	$39	$223

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited interim consolidated balance sheet as of March 31, 2026 and consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three-month periods ended March 31, 2026 and 2025 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2025 audited financial statements of ACCESS Newswire Inc. (the “Company”, “We”, or “Our”) filed on Form 10-K for the year ended December 31, 2025.

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

The following is a summary of the allowance for credit losses during the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31, 2026	Three months ended March 31, 2025
Beginning balance	$1,336	$1,059
Provision for credit losses	110	277
Write-offs	(129)	(15)
Ending balance	$1,317	$1,321

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. As of March 31, 2026, the Company’s domestic cash balance is spread among different depository institutions such that there is no balance which exceeds the FDIC insurance limit of $250,000. The Company also had cash-on-hand of $2,039,000 and $1,943,000 in Canada as of March 31, 2026 and December 31, 2025, respectively.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

The Company did not have any customers during the three months ended March 31, 2026 or 2025 that accounted for more than 10% of revenue.

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

The Company’s contracts include either a subscription to its entire platform, certain modules within the platform or to its Press Release Optimizer Plan (“PRO”), or an agreement to perform services, or any combination thereof, and often contain multiple subscriptions and services. For these bundled contracts, the Company accounts for individual subscriptions and services as separate performance obligations if they are distinct, which is when a product or service is separately identifiable from other items in the bundled package, and a customer can benefit from it on its own or with other resources that are readily available to the customer. Performance obligations include providing subscriptions to certain modules or our entire platform, distributing press releases on a per release basis or conducting webcasts, virtual annual meetings, or other events on a per event basis. PRO subscription contracts contain two performance obligations: (i) the first is a series of distinct services that include, but are not limited to, developing specific media plans, and creating content to be distributed and (ii) the second performance obligation being access to the PRO platform along with distribution of press releases, ongoing support, and assessment of performance as a stand-ready obligation. The Company’s subscription and service contracts are generally for one year, with automatic renewal clauses included in the contract until the contract is cancelled. The contracts do not contain any rights of returns, guarantees, or warranties. Since contracts are generally for one year, all the revenue is expected to be recognized within one year from the contract start date. As such, the Company has elected the optional exemption that allows the Company not to disclose the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of each reporting period.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been invoiced or paid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of March 31, 2026 and December 31, 2025, was $5,390,000 and $5,265,000, respectively, and is expected to be recognized primarily within one year. Approximately $385,000 of the deferred revenue balance as of March 31, 2026, relates to contracts for press release packages with an expiration date after March 31, 2027, however, since the customer may use the balance within one year, the entire balance is classified as current. As of January 1, 2025, deferred revenue was $4,743,000. Revenue recognized for the three months ended March 31, 2026 and 2025, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $2,210,000 and $2,162,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $3,596,000 and $3,884,000 as of March 31, 2026 and December 31, 2025, respectively. As of January 1, 2025, accounts receivable, net of allowance for credit losses was $3,351,000. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of March 31, 2026 and December 31, 2025, the Company has capitalized $40,000 and $45,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 45,000 and 53,750 were excluded in the computation of diluted earnings per common share during the three months ended March 31, 2026 and 2025, respectively, because their impact was anti-dilutive.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Amortization for the three-month periods ended March 31, 2026 and 2025, is as follows (in thousands):

	March 31,
	2026	2025
Capitalized software development costs	$99	$23
Amortization included in cost of revenues	69	73

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

As of March 31, 2026 and December 31, 2025, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

Advertising

The Company expenses advertising as incurred. During the three-month periods ended March 31, 2026 and 2025, advertising expense was $406,000 and $301,000, respectively. Additionally, during the three-month period ended March 31, 2025, the Company incurred $132,000 in costs associated with its corporate re-brand.

Liquidity and Capital Resources

As of March 31, 2026, we had $3,487,000 in cash and cash equivalents and $3,596,000 in net accounts receivable. Current liabilities as of March 31, 2026, totaled $9,862,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of March 31, 2026, our current liabilities exceeded our current assets by $1,191,000.  While our current liabilities exceed current assets, we believe our ability to renegotiate our Credit Agreement (as defined in Note 9) and ability to continue to generate cash will benefit us in the future.

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

On February 26, 2026, the Buyer submitted an indemnification notice to the Company alleging indemnity claims under the Purchase Agreement in the aggregate of $549,000. While the Company disputes this amount and is in the process of discussing and negotiating the matter with the Buyer, there is no guarantee that we will receive all or a substantial portion of the $500,000 holdback from the Buyer.

As of the Closing Date, there was $1,227,000 of gross accounts receivable that did not transfer to the Buyer as a result of the Purchase Agreement. There were no remaining assets or liabilities associated with discontinued operations as of March 31, 2026 and December 31, 2025 as presented in the Consolidated Balance Sheets.

The following table sets forth the details of income from discontinued operations for the three months ended March 31, 2025 (in thousands):

/
Three Months Ended March 31, 2025
Revenues	$650
Cost of revenues	315
Gross margin	335
Operating costs and expenses:
General and administrative	140
Sales and marketing	17
Depreciation and amortization	28
Total operating costs and expenses	185
Operating income	150
Other income
Interest income	8
Gain on disposal of compliance business	8,974
Income before income taxes	9,132
Income tax expense	2,980
Net income from discontinued operations	$6,152

The following table presents the significant non-cash items related to discontinued operations for the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31, 2025
Depreciation and amortization	$28
Stock-based compensation expense	77
Gain on disposal of business	8,974

Note 4: Equity

Dividends

The Company did not pay any dividends during the three-month periods ended March 31, 2026 and 2025.

Preferred stock and common stock

During the three months ended March 31, 2026, there were 11,260 shares of common stock issued to consultants in exchange for services. No common stock was issued to consultants during the three months ended March 31, 2025. There were no other issuances of common or preferred stock during the three-month periods ended March 31, 2026 and 2025, other than stock awarded to employees and the Board of Directors.

Stock repurchase and retirement

On December 4, 2025, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $1,000,000 of its common shares. The table below shows the shares that have been repurchased under the stock repurchase program ($ in thousands, except per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1-31, 2025	18,391	$8.89	18,391	$837
January 1-31, 2026	–	–	–	837
February 1-28, 2026	–	–	–	837
March 1-31, 2026	3,532	8.27	3,532	808
Total	21,923	$8.79	21,923	$–

2023 Equity Incentive Plan

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of March 31, 2026, there are 318,166 shares which remain to be granted under the 2023 Plan, including 131,826 shares assumed under the Company’s previous 2014 Equity Incentive Plan, as amended.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2026:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$ 0.01 - 8.00	5,000	0.64	$6.80	5,000
$ 8.01 – 11.00	–	–	$–	–
$ 11.01 - 16.00	7,500	2.91	$13.21	7,500
$ 16.01 - 27.00	30,000	6.76	$26.98	22,500
$ 27.01 - 27.71	7,500	5.80	$27.71	7,500
Total	50,000	5.43	$23.00	42,500

As of March 31, 2026, the Company had unrecognized stock compensation related to the options of $79,000, which will be recognized through 2027.

The Company did not grant any restricted stock units during the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, 23,981 restricted stock units with an intrinsic value of $25.45, vested. During the three months ended March 31, 2025, 9,000 restricted stock units with an intrinsic value of $20.81, vested. As of March 31, 2026, there was $539,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2028.

Note 5: Income Taxes

The Company recognized income tax benefit of $121,000 and $185,000 for the three-month periods ended March 31, 2026 and 2025. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three-month periods ended March 31, 2026 and 2025, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income (“FDII”) deduction and a lower statutory tax rate applied to the Company’s Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards.

Note 6: Leases

Leasing activity generally consists of office leases. In March 2019, a lease was signed to move the corporate headquarters to Raleigh, North Carolina. The lease had a lease commencement date of October 2, 2019 and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of March 31, 2026 and December 31, 2025. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $630,000 as of March 31, 2026. The current portion of this liability of $403,000 is included in Accrued expenses on the Consolidated balance sheets and the long-term portion of $227,000 is included in Lease liabilities on the Consolidated balance sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Lease expense
Operating lease expense	$53	$76
Variable lease expense	10	15
Rent expense	$63	$91

The weighted-average remaining non-cancelable lease term for our operating leases was 1.75 years as of March 31, 2026. As of March 31, 2026, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on March 31, 2026, are as follows (in thousands):

Year Ended December 31:
2026	$301
2027	414
Total lease payments	$715
Present value adjustment	(85)
Lease liability	$630

We have performed an evaluation of our other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the leases described above, none of our contracts contain a lease.

On December 18, 2025, the Company entered into a Commercial Sublease Agreement (the “Sublease”), to lease 100% of the corporate headquarters for the remaining term of the lease, commencing on March 1, 2026 through December 31, 2027. Under the terms of the Sublease, future minimum lease payments are $486,000. As a result of the Sublease, the Company recorded an impairment charge of $250,000, with $187,000 allocated to its right-of-use asset for the office lease and $63,000 allocated to its leasehold improvements, as of December 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
Revenues	$5,327	$5,476
Cost of revenues
Costs to deliver products	778	687
Employee costs	467	386
Teleconference costs	60	53
Amortization of capitalized software	69	73
Other segment costs	2	4
Total cost of revenue	1,376	1,203
Operating costs and expenses:
Employee costs	1,651	1,897
Consultants and professional services	647	708
Depreciation and amortization	647	670
Advertising	406	301
Provision for credit losses	110	277
Software licensing	136	261
Stock compensation	264	186
Hosting	138	129
Merchant and bank fees	107	107
Capitalized Software	(99)	(23)
Acquisition/integration and other non-recurring costs	289	80
Rent	63	91
Other operating expenses (1)	310	266
Total operating costs and expenses	4,669	4,950
Operating loss	$(718)	$(677)

(1)	Other operating expenses include insurance, travel, reseller commissions, tradeshow expense and other miscellaneous selling, general and administrative expenses

Note 8: Commitments and Contingencies

From time to time, the Company may be involved in litigation that arises through the normal course of business. As of the date of this filing and except as set forth below, the Company is neither a party to any litigation nor is it aware of any such threatened or pending litigation which the Company believes might result in a material adverse effect to the Company’s business.

On April 1, 2026, Cycurion, Inc. filed a complaint against the Company in the General Court of Justice, Superior Court Division, Wake County, North Carolina, together with an unidentified “John Doe” defendant. The complaint alleges that on March 16, 2026, the Company disseminated a press release concerning Cycurion that the plaintiff contends was fabricated and submitted to the Company by an unauthorized third party, and asserts claims against the Company for common law defamation, violation of the North Carolina Unfair and Deceptive Trade Practices Act, and common law negligence. The plaintiff seeks monetary damages. The Company believes the claims against it are without merit and intends to defend the matter vigorously. This litigation matter is covered under the Company’s insurance policies. At this time, the Company is unable to reasonably estimate the amount or range of possible loss, if any, that may result from this matter, and accordingly no accrual for any loss contingency has been recorded in the accompanying condensed consolidated financial statements. The Company does not expect the outcome of this litigation to have a material adverse effect on its financial condition or results of operations, or cash flows, although there can be no assurance as to the ultimate outcome.

Note 9: Credit Agreement

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

Effective June 25, 2024, the aggregate principal amount of the Revolving LOC was reduced to $1,500,000. The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Effective June 25, 2024, Pinnacle’s commitment to fund under the Revolving LOC was amended to terminate on June 30, 2025, unless terminated earlier pursuant to the terms of the Credit Agreement. As of March 31, 2026, there was no outstanding balance under the Revolving LOC and the interest rate was 5.72%.

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

Note 10: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company originally had $20,000,000 of notional amount interest rate swap agreement, which amortized in-line with its long-term Credit Agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. As of March 31, 2026, the variable rate was 6.02%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of March 31, 2026 and December 31, 2025 was a liability of $9,000 and $20,000, respectively, and is included in Interest rate swap liability in the Consolidated balance sheets. The fair value of the interest rate swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. As a result of the interest rate swap, the Company recognized a net unrealized gain of $11,000 for the three months ended March 31, 2026 compared to a loss of $69,000 during the three months ended March 31, 2025, which are included in Other income (expense), net in the Consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity, and capital resources. All forward-looking statements in this Form10-Q are based upon information available to the Company on the date of this Form10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form10-Q for many reasons. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form10-K for the year ended December 31, 2025, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

We focus on selling to small and mid-market businesses, which we define as companies that have between 2 and 2,000 employees. In late 2024, we launched our new subscription platform to existing customers only, and at the beginning of 2025, officially released it as part of our rebrand to ACCESS Newswire. As of March 31, 2026, we had 1,004 subscriptions with an annual recurring revenue (“ARR”) of approximately $12.8 million.

Sale of our Compliance Business

On February 28, 2025, the Company and Direct Transfer, LLC, its wholly owned subsidiary, entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Equiniti Trust Company, LLC (the “Buyer”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Buyer purchased certain assets related to the Company’s Compliance business (the “Purchased Assets”). The Purchased Assets consisted of certain accounts receivable, prepaid assets, contracts and intellectual property, among other things, related to the Company’s services of providing i) disclosure software and services for financial reporting, ii) stock transfer services, iii) annual meeting, print and shareholder distribution and fulfillment services and iv) virtual annual meeting services (but not the intellectual property relating to the virtual annual meeting services). Revenue related to these services was previously included in the Company’s “compliance revenue” stream as reported with the SEC in previous filings, except revenue related to virtual annual meeting services, which was previously reported in the “communications revenue” stream in previous SEC filings. Additionally, revenue related to providing SEDAR services and revenue related to our whistleblower hotline, which was previously reported as “Compliance revenue” was retained by the Company. The Buyer only assumed certain liabilities related to the Purchased Assets, which included certain accounts payable, accrued liabilities and deferred revenue. As a result, assets associated with our Compliance business, and revenue and expenses associated with the assets, have been categorized as discontinued operations in our financial statements for the years ended December 31, 2025, while the remaining assets associated with our Communications business are included in continuing operations.

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

Social Monitoring. A new monitoring add-on to our ACCESS PR suite of products is a comprehensive brand intelligence solution integrated directly into all new ACCES PR Subscriptions. It provides real-time tracking of brand mentions, competitor activity, and industry trends across eight major social platforms — X (Twitter), Instagram, Facebook, Bluesky, Reddit, YouTube, Weibo, and Threads — all accessible from a single unified dashboard. Core capabilities include sentiment analysis, real-time alerts for activity spikes, and competitive benchmarking, enabling PR and communications teams, brand marketers, and agencies to stay ahead of emerging conversations before they reach mainstream coverage. By consolidating social monitoring alongside press release distribution, media monitoring, media pitching and analytics within one platform, ACCESS Newswire eliminates the need for disconnected point solutions and gives users a seamless, end-to-end view of their earned media impact and social presence.

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

Press Release Optimizer (“PRO”). Our PRO offering, formally Media Advantage Platform, automates media and marketing communications for businesses seeking to deliver the right message to the right audience at the right time for the right purpose. Through the PRO offering, we provide content and media communications services that provide customers the opportunity to optimize their content and increase their media visibility, therefore building their brand awareness and engaging a larger audience. With the flexibility of these offerings, customers have the ability to now choose to add a PRO solution to any of their ACCESS subscriptions.

Webcasting & Events. Our webcasting and events business is comprised of our earnings call webcasting solutions and our virtual meeting and events software (such as deal/non-deal road shows, analyst days and shareholder days).

Our Webcasting Platform is a cloud-based webcast, webinar and virtual meeting platform that allows customers to create, produce and deliver live and on-demand streaming of events to audiences of all sizes. The platform architecture gives us the ability to host thousands of webcasts each year, expanding and diversifying our webcast business from our historical earnings-based events to include any type of virtual event.

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

Professional Conference and Events Software. Our professional conference and events software is a subscription offering we currently license to investor conference organizers. This software, which is also available as a native mobile app, offers organizers, issuers and investors the ability to register, request and approve one-on-one meetings, manage schedules, perform event promotion and sponsorship, print attendee badges and manage lodging. This cloud-based product can be used in a virtual or in-person conference setting and is integrated within other offerings of press release distribution, media rooms and webcasting and events. We believe this integration gives us a unique offering for professional conference organizers that is not available elsewhere in the market.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Percentage of Revenue
	2026	2025	2026		2025

Revenues	$5,327	$5,476
Cost of revenues	1,376	1,203	26%		22%
Gross margin	3,951	4,273	74%		78%
Operating Expenses:
General and administrative	1,781	1,953	33%		36%
Sales and marketing	1,681	1,594	32%		29%
Product development	560	733	11%		13%
Depreciation and amortization	647	670	12%		12%
Total operating expenses	4,669	4,950	88%		90%
Operating loss	(718)	(677)	(13%	)	(12%	)
Interest expense, net	(38)	(204)	(1%	)	(4%	)
Other income (expense)	24	(69)	1%		(1%	)
Loss before income taxes	(732)	(950)	(14%	)	(17%	)
Income tax benefit	(121)	(185)	(2%	)	(3%	)
Net (loss) from continuing operations	$(611)	$(765)	(11%	)	(14%	)

Revenues

Total revenue decreased $149,000, or 3%, to $5,327,000 during the three months ended March 31, 2026, as compared to $5,476,000 for the same period in 2025. The decrease is due to a decrease in revenue from our ProPlan products due to customer attrition and webcasting and events business due to lower revenue from resellers. Revenue from our core press release business was flat compared to the same quarter of the prior year.

Revenue backlog

As of March 31, 2026, our deferred revenue balance was $5,390,000, which we expect to recognize over the next twelve months, compared to $5,265,000 at December 31, 2025, an increase of 2%. Deferred revenue primarily consists of advance billings for pre-paid packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products.

Cost of revenues

Cost of revenues consists primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Cost of revenues increased by $173,000, or 14%, during the three months ended March 31, 2026, as compared to the same period of 2025. The increase was primarily due to an increase in distribution costs as well as employee-related expenses. Overall gross margin decreased $322,000, or 8%, during the three months ended March 31, 2026, compared to the same period of 2025. As a result, gross margin percentage decreased to 74% during the three months ended March 31, 2026, as compared to 78% during the same period of 2025.

General and administrative expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, fees for professional services, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses were $1,781,000 for the three months ended March 31, 2026, a decrease of $172,000 or 9%, as compared to the same period of 2025. The decrease is primarily driven by a decrease in bad debt expense.

As a percentage of revenue, general and administrative expenses were 33% for the three months ended March 31, 2026, as compared to 36% for the same period of 2025.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses were $1,681,000 for the three months ended March 31, 2026, an increase of $87,000, or 5%, as compared to the same period of 2025. This increase is primarily due to higher advertising expenses as we increased the promotion of our new brands.

As a percentage of revenue, sales and marketing expenses were 32% for the three months ended March 31, 2026, as compared to 29% for the same period of 2025.

Product development expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses decreased $173,000, or 24%, to $560,000 during the three months ended March 31, 2026, as compared to the same period of 2025. The decrease is primarily due to higher capitalization of software, as $99,000 was capitalized during the three months ended March 31, 2026 compared to $23,000 during the same period of 2025. Additionally, consulting expenses decreased as compared to the same period of 2025.

As a percentage of revenue, product development expenses were 10% for the three months ended March 31, 2026 compared to 13% for the same period of 2025.

Interest expense, net

We recognized interest expense of $43,000 for the three-month period ended March 31, 2026, compared to $214,000 during the same period of 2025, which is all related to our long-term credit agreement. The decrease in interest expense for the three months ended March 31, 2026, is due to the reduction in debt as a result of the pay down from the sale of the compliance business. These amounts are offset by interest income on deposit and money market accounts of $5,000 and $10,000 for the three months ended March 31, 2026 and 2025, respectively.

Other income (expense)

Other income (expense) represents the change in fair value of our interest rate swap. For the three months ended March 31, 2026, Other income (expense) also includes rental income from our office sub-lease of $12,000.

Income taxes

We recognized income tax benefit of $121,000 and $185,000 for the three-month periods ended March 31, 2026 and 2025. For the three-month periods ended March 31, 2026 and 2025, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income (“FDII”) deduction and a lower statutory tax rate applied to our Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards.

Liquidity and Capital Resources

As of March 31, 2026, we had $3,487,000 in cash and cash equivalents and $3,596,000 in net accounts receivable. Current liabilities as of March 31, 2026, totaled $9,862,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of March 31, 2026, our current liabilities exceeded our current assets by $1,191,000.  While our current liabilities exceed current assets, we believe our ability to renegotiate our Credit Agreement (as defined in Note 9) and ability to continue to generate cash will benefit us in the future.

As of March 31, 2026, the aggregate principal amount available under our Revolving LOC was $1,500,000 and is set to expire June 30, 2026. We currently have no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. As of March 31, 2026, there was no outstanding balance under the Revolving LOC and the interest rate was 5.72%. See Note 9 to our financial statements for additional information.

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

A reconciliation of net income to adjusted EBITDA for the years ended March 31, 2026 and 2025 is presented in the following table (in thousands):

	Three Months Ended March 31,
	2026	2025
	Amount	Amount

Net loss from continuing operations:	$(611)	$(765)
Adjustments:
Depreciation and amortization	716	742
Interest expense, net	38	204
Income tax benefit	(121)	(185)
EBITDA from continuing operations	22	(4)
Acquisition and/or integration costs (1)	–	129
Other non-recurring expenses (2)	278	236
Stock-based compensation expense (3)	264	203
Adjusted EBITDA from continuing operations:	$564	$564

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, incurred during the periods.
(2)	For the three months ended March 31, 2026, this adjustment reflects the gain on the change in fair value of our interest rate swap of $11,000 and non-recurring expenses of $289,000. For the three months ended March 31, 2025, this adjustment reflects the loss on the change in fair value of our interest rate swap of $69,000 as well as corporate re-brand costs of $132,000 and non-recurring accounting fees of $35,000.
(3)	The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the three months ended March 31, 2026 and 2025 is presented in the following table (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	Per diluted share	Amount	Per diluted share

Net loss from continuing operations:	$(611)	$(0.16)	$(765)	$(0.20)
Adjustments:
Amortization of intangible assets(1)	621	0.16	630	0.16
Stock-based compensation expense(2)	264	0.07	203	0.05
Other unusual items(3)	278	0.07	365	0.09
Discrete items impacting income tax expense(4)	100	0.03	25	0.01
Tax impact of adjustments(5)	(244)	(0.06)	(252)	(0.06)
Non-GAAP net income from continuing operations:	$408	$0.11	$206	$0.05
Weighted average number of common shares outstanding – diluted	3,860		3,843

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)	The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.
(3)	For the three months ended March 31, 2026, this adjustment reflects the gain on the change in fair value of our interest rate swap of $11,000 and non-recurring expenses of $289,000. For the three months ended March 31, 2025, this adjustment reflects the loss on the change in fair value of our interest rate swap of $69,000, one-time corporate projects, including acquisition, divestiture and integration costs of $129,000, corporate re-brand costs of $132,000 and non-recurring accounting fees of $35,000.
(4)	This adjustment gives effect to discrete items that impact income tax expense. For the three months ended March 31, 2026 and 2025, this relates to additional expense associated with vesting of stock-based compensation awards.
(5)	This adjustment gives effect to the tax impact of all non-GAAP adjustments at the current Federal tax rate of 21%. For the three months ended March 31, 2026 and 2025, this adjustment relates to additional income tax expense associated with exercise of stock awards.

For the three months ended March 31, 2026 and 2025, free cash flow and adjusted free cash flow were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash provided by operating activities (GAAP)	$871	$747
Payments for purchase of fixed assets and capitalized software	(108)	(35)
Free cash flow from continuing operations (Non-GAAP)	763	712
Cash paid for acquisition and integration related items (1)	–	87
Cash paid for other unusual items (2)	189	168
Adjusted free cash flow from continuing operations (Non-GAAP)	$952	$967

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, paid during the periods.
(2)	For the three months ended March 31, 2026, this related to payment of non-recurring expenses. For the three months ended March 31, 2025, this relates to payments related to our corporate re-brand and other non-recurring accounting fees.

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

Market factors like the current military conflicts in Ukraine, Iran and the Middle East overall, tariff wars, instability in global energy markets, global inflation and the increase of interest rates have contributed to significant global economic and political uncertainty, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. Overall, despite many uncertainties in the market regarding the economic and political outlook, we believe the demand for our platforms and services is stable in a majority of the markets we serve.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing and except as set forth below, we are neither a party to any litigation nor are we aware of any such threatened or pending litigation which we believe might result in a material adverse effect to our business.

On April 1, 2026, Cycurion, Inc. filed a complaint against the Company in the General Court of Justice, Superior Court Division, Wake County, North Carolina, together with an unidentified “John Doe” defendant. The complaint alleges that on March 16, 2026, the Company disseminated a press release concerning Cycurion that the plaintiff contends was fabricated and submitted to the Company by an unauthorized third party, and asserts claims against the Company for common law defamation, violation of the North Carolina Unfair and Deceptive Trade Practices Act, and common law negligence. The plaintiff seeks monetary damages. The Company believes the claims against it are without merit and intends to defend the matter vigorously. This litigation matter is covered under the Company’s insurance policies. At this time, the Company is unable to reasonably estimate the amount or range of possible loss, if any, that may result from this matter, and accordingly no accrual for any loss contingency has been recorded in the accompanying condensed consolidated financial statements. The Company does not expect the outcome of this litigation to have a material adverse effect on its financial condition or results of operations, or cash flows, although there can be no assurance as to the ultimate outcome.

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, none.

On December 4, 2025, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $1,000,000 of its common shares. The table below shows the shares that have been repurchased under the stock repurchase program during the three months ended March 31, 20206 ($ in thousands, except per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2026	–	$–	–	$837
February 1-28, 2026	–	–	–	837
March 1-31, 2026	3,532	8.27	3,532	808
Total	3,532	$8.27	3,532	$–

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Director and Officer Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

Date: May 12, 2026

ACCESS Newswire, Inc.

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer

