Form 10-Q
period 2026-06-30
ACCESS Newswire Inc.
filed 2026-08-11
CIK 843006

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to ____________

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

As of August 10, 2026, the number of outstanding shares of the issuer’s common stock was 3,827,304.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,962	$3,025
Accounts receivable (net of allowance for credit losses of $1,452 and $1,336, respectively)	3,450	3,884
Income tax receivable	33	–
Other current assets	1,172	1,513
Total current assets	7,617	8,422
Capitalized software (net of accumulated amortization of $4,061 and $3,923, respectively)	899	828
Fixed assets (net of accumulated depreciation of $723 and $669, respectively)	103	136
Right-of-use asset – leases	243	324
Other long-term assets	37	73
Goodwill	19,043	19,043
Intangible assets (net of accumulated amortization of $10,765 and $9,525, respectively)	8,235	9,475
Deferred tax asset	3,865	3,691
Total assets	$40,042	$41,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,566	$1,501
Accrued expenses	1,725	1,769
Income tax payable	65	133
Current portion of Notes payable	870	870
Deferred revenue	5,072	5,265
Total current liabilities	9,298	9,538
Long-term debt (net of debt discount of $43 and $52, respectively)	1,260	1,686
Deferred tax liability	92	86
Interest rate swap liability	1	20
Lease liabilities – long-term	137	317
Total liabilities	10,788	11,647
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	–	–
Common stock $0.001 par value, 20,000,000 shares authorized, 3,854,504 and 3,850,435 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	25,085	25,005
Other accumulated comprehensive loss	(174)	(96)
Retained earnings	4,339	5,432
Total stockholders’ equity	29,254	30,345
Total liabilities and stockholders’ equity	$40,042	$41,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenues	$5,618	$5,621	$10,945	$11,097
Cost of revenues	1,506	1,336	2,882	2,539
Gross profit	4,112	4,285	8,063	8,558
Operating costs and expenses:
General and administrative	1,350	1,752	3,131	3,705
Sales and marketing expenses	1,889	1,462	3,570	3,056
Product development	533	655	1,093	1,388
Depreciation and amortization	647	665	1,294	1,335
Total operating costs and expenses	4,419	4,534	9,088	9,484
Operating loss	(307)	(249)	(1,025)	(926)
Interest income (expense), net	(39)	11	(77)	(193)
Other income (expense), net	45	(10)	69	(79)
Income (loss) before taxes	(301)	(248)	(1,033)	(1,198)
Income tax expense (benefit)	53	(9)	(68)	(194)
Net loss from continuing operations	(354)	(239)	(965)	(1,004)
Net income (loss) from discontinued operations, net of tax	(128)	(236)	(128)	5,916
Net income (loss)	$(482)	$(475)	$(1,093)	$4,912
Loss from continuing operations per share – basic	$(0.09)	$(0.06)	$(0.25)	$(0.26)
Loss from continuing operations per share – fully diluted	$(0.09)	$(0.06)	$(0.25)	$(0.26)
Income from discontinued operations per share – basic	$(0.03)	$(0.06)	$(0.03)	$1.54
Income from discontinued operations per share – fully diluted	$(0.03)	$(0.06)	$(0.03)	$1.54
Income (loss) per share – basic	$(0.12)	$(0.12)	$(0.28)	$1.28
Income (loss) per share – fully diluted	$(0.12)	$(0.12)	$(0.28)	$1.28
Weighted average number of common shares outstanding – basic	3,862	3,856	3,857	3,849
Weighted average number of common shares outstanding – fully diluted	3,862	3,857	3,857	3,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net income (loss)	$(482)	$(475)	$(1,093)	$4,912
Foreign currency translation adjustment	(43)	79	(78)	81
Comprehensive (loss) income	$(525)	$(396)	$(1,171)	$4,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2024	3,838,743	$4	$24,259	$(178)	$1,141	$25,226
Stock-based compensation expense	–	–	280	–	–	280
Exercise of stock awards, net of tax	9,000	–	–	–	–	–
Foreign currency translation	–	–	–	2	–	2
Net income	–	–	–	–	5,387	5,387
Balance at March 31, 2025	3,847,743	$4	$24,539	$(176)	$6,528	$30,895
Stock-based compensation expense	–	–	189	–	–	189
Exercise of stock awards, net of tax	21,083	–	–	–	–	–
Foreign currency translation	–	–	–	79	–	79
Net loss	–	–	–	–	(475)	(475)
Balance at June 30, 2025	3,868,826	$4	$24,728	$(97)	$6,053	$30,688

Balance at December 31, 2025	3,850,435	$4	$25,005	$(96)	$5,432	$30,345
Stock-based compensation expense	–	–	157	–	–	157
Exercise of stock awards, net of tax	23,981	–	–	–	–	–
Stock issued to consultants	11,260	–	107	–	–	107
Stock repurchase and retirement	(3,532)	–	(29)	–	–	(29)
Foreign currency translation	–	–	–	(35)	–	(35)
Net loss	–	–	–	–	(611)	(611)
Balance at March 31, 2026	3,882,144	$4	$25,240	$(131)	$4,821	$29,934
Stock-based compensation expense	–	–	125	–	–	125
Exercise of stock awards, net of tax	9,662	–	–	–	–	–
Stock issued to consultants	2,612	–	21	–	–	21
Stock repurchase and retirement	(39,914)	–	(301)	–	–	(301)
Foreign currency translation	–	–	–	(43)	–	(43)
Net loss	–	–	–	–	(482)	(482)
Balance at June 30, 2026	3,854,504	$4	$25,085	$(174)	$4,339	$29,254

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,093)	$4,912
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of business	192	(8,974)
Depreciation and amortization	1,432	1,509
Provision for credit losses	268	976
Change in fair value of interest rate swap	(19)	78
Deferred income taxes	(167)	(415)
Stock-based compensation expense	410	469
Non-cash interest expense	9	9
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	155	(680)
Decrease (increase) in other assets	264	226
Increase (decrease) in accounts payable	67	131
Increase (decrease) in income tax payable	(98)	2,626
Increase (decrease) in accrued expenses and other liabilities	(221)	341
Increase (decrease) in deferred revenue	(155)	(326)
Net cash provided by operating activities	1,044	882

Cash flows from investing activities:
Proceeds from Sale of Compliance Business	–	12,000
Capitalized software	(209)	(23)
Purchase of fixed assets	(22)	(12)
Net cash provided by (used in) investing activities	(231)	11,965

Cash flows from financing activities:
Payment of principal of Note Payable	(435)	(12,957)
Payment for stock repurchase and retirement	(331)	–
Net cash used in financing activities	(766)	(12,957)

Net change in cash and cash equivalents	47	(110)
Cash and cash equivalents – beginning	3,025	4,103
Currency translation adjustment	(110)	118
Cash and cash equivalents – ending	$2,962	$4,111

Supplemental disclosures:
Cash paid for income taxes	$155	$387
Cash paid for interest	$76	$317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Basis of Presentation

The unaudited interim Consolidated Balance Sheet as of June 30, 2026 and Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the three and six-month periods ended June 30, 2026 and 2025 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2025 audited financial statements of ACCESS Newswire Inc. (the “Company”, “We”, or “Our”) filed on Form 10-K for the year ended December 31, 2025.

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

The following is a summary of the allowance for credit losses during the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Beginning balance	$1,317	$1,321	$1,336	$1,059
Provision for credit losses	158	279	268	556
Write-offs	(23)	–	(152)	(15)
Ending Balance	$1,452	$1,600	$1,452	$1,600

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. As of June 30, 2026, the Company’s domestic cash balance is spread among different depository institutions such that there is no balance which exceeds the FDIC insurance limit of $250,000. The Company also had cash-on-hand of $2,259,000 and $1,943,000 in Canada as of June 30, 2026 and December 31, 2025, respectively.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

The Company did not have any customers during the three and six-month periods ended June 30, 2026 or 2025 that accounted for more than 10% of revenue.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been invoiced or paid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of June 30, 2026 and December 31, 2025, was $5,072,000 and $5,265,000, respectively, and is expected to be recognized primarily within one year. Approximately $255,000 of the deferred revenue balance as of June 30, 2026, relates to contracts for press release packages with an expiration date after June 30, 2026, however the customer may use the balance within one year. As of January 1, 2025, deferred revenue was $4,743,000. Revenue recognized for the six-month periods ended June 30, 2026 and 2025, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $4,145,000 and $3,569,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $3,450,000 and $3,884,000 as of June 30, 2026 and December 31, 2025, respectively. As of January 1, 2025, accounts receivable, net of allowance for credit losses was $3,351,000. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of June 30, 2026 and December 31, 2025, the Company has capitalized $35,000 and $45,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 50,000 and 45,000 were excluded in the computation of diluted earnings per common share during the three and six months ended June 30, 2026 because their impact was anti-dilutive. Shares issuable upon the exercise of stock options totaling 53,750 were excluded in the computation of diluted earnings per common share during the three and six months ended June 30, 2025, because their impact was anti-dilutive.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Amortization for the three and six-month periods ended June 30, 2026 and 2025, is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Capitalized software development costs	$110	$–	$209	$23
Amortization included in cost of revenues	69	72	138	145

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

As of June 30, 2026 and December 31, 2025, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income related to changes in the cumulative foreign currency translation adjustment.

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

As of June 30, 2026, the Company’s market capitalization is less than the carrying value of its equity. This may be an indicator of impairment of the Company’s long-lived assets, however, at this time, management believes the Company’s stock price is in temporary decline and also considers other factors such as future growth, positive cash flow and other measures the Company is able to control in determining if a quantitative test is necessary. Should the stock price continue to remain at levels below the Company’s carrying value, a quantitative test may be necessary, which could conclude an impairment exists.

Advertising

The Company expenses advertising as incurred. During the three and six-month periods ended June 30, 2026, advertising expense was $445,000 and $851,000, respectively. During the three and six-month periods ended June 30, 2025, advertising expense was $330,000 and $631,000, respectively. Additionally, during the six-month period ended June 30,2025, the Company incurred $132,000 in costs associated with its corporate re-brand.

Liquidity and Capital Resources

As of June 30, 2026, we had $2,962,000 in cash and cash equivalents and $3,450,000 in net accounts receivable. Current liabilities as of June 30, 2026, totaled $9,298,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of June 30, 2026, our current liabilities exceeded our current assets by $1,681,000. While our current liabilities exceed current assets, we believe our ability to renegotiate our Credit Agreement (see Note 9 below) and ability to continue to generate cash will benefit us in the future.

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

As of the Closing Date, there was $1,227,000 of gross accounts receivable that did not transfer to the Buyer as a result of the Purchase Agreement. There were no remaining assets or liabilities associated with discontinued operations as of June 30, 2026 and December 31, 2025 as presented in the Consolidated Balance Sheets.

On July 16, 2026, the Company and the Buyer agreed to settle a dispute related to the $500,000 holdback which was part of the (Purchase Agreement). As a result, the Company received $308,000 of the holdback and recognized the difference as a loss on disposal of the business in the table below.

The following table sets forth the details of income from discontinued operations for the three and six months ended June 30, 2026 and 2025 as presented in the Consolidated Statement of Operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenues	$–	$–	$–	$650
Cost of revenues	(22)	–	(22)	315
Gross profit	22	–	22	335
Operating costs and expenses:			–
General and administrative	–	420	–	560
Sales and marketing expenses	–	–	–	17
Depreciation and amortization	–	–	–	28
Total operating costs and expenses	22	420	22	605
Operating income (loss)	22	(420)	22	(270)
Interest income (expense), net	–	–	–	8
Gain (loss) on disposal of business	(192)	–	(192)	8,974
Income (loss) before taxes	(170)	(420)	(170)	8,712
Income tax expense (benefit)	(42)	(184)	(42)	2,796
Net income (loss) from discontinued operations	$(128)	$(236)	$(128)	$5,916

The following table presents the significant non-cash items related to discontinued operations for the six-month period ended June 30, 2026 and 2025 that are included in the accompanying statements of cash flows (in thousands):

	June 30, 2026	June 30, 2025
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	$–	$28
Provision for credit losses	–	420
Stock-based compensation expense	–	78
Loss on disposal of business	(128)	8,974

Note 4: Equity

Dividends

The Company did not pay any dividends during the three and six-month periods ended June 30, 2026 and 2025.

Preferred stock and common stock

During the three and six months ended June 30, 2026, there were 2,612 and 13,872 shares, respectively, of common stock issued to consultants in exchange for services. No common stock was issued to consultants during the three and six months ended June 30, 2025. There were no other issuances of common or preferred stock during the three and six-month periods ended June 30, 2026 and 2025, other than stock awarded to employees and the Board of Directors.

Stock repurchase and retirement

On December 4, 2025, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $1,000,000 of its common shares. The table below shows the shares that have been repurchased under the stock repurchase program ($ in thousands, except per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1-31, 2025	18,391	$8.89	18,391	$837
January 1-31, 2026	–	–	–	837
February 1-28, 2026	–	–	–	837
March 1-31, 2026	3,532	8.27	3,532	808
April 1-30, 2026	16,331	8.21	16,331	674
May 1-31, 2026	14,422	7.36	14,422	568
June 1-30, 2026	9,161	6.67	9,161	506
Total	61,837	$7.99	61,837	$–

2023 Equity Incentive Plan

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”).  Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of June 30, 2026, there are 305,008 shares which remain to be granted under the 2023 Plan, including 131,826 shares assumed under the Company’s previous 2014 Equity Incentive Plan, as amended.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2026:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 8.00	5,000	0.39	$6.80	5,000
$8.01 - 11.00	–	–	$–	–
$11.01 - 16.00	7,500	2.67	$13.21	7,500
$16.01 - 27.00	30,000	6.51	$26.98	22,500
$27.01 - 27.71	7,500	5.55	$27.71	7,500
Total	50,000	5.18	$23.00	42,500

As of June 30, 2026, the Company had unrecognized stock compensation related to the options of $53,000, which will be recognized through 2027.

During the three and six-month periods ended June 30, 2026, the Company granted 13,158 restricted stock units to its Board of Directors, which vest at the earlier of June 26, 2027, or the Company’s 2027 annual meeting. The average grant date fair value of these grants was $6.84. During the three and six-month periods ended June 30, 2025, the Company granted 7,662 restricted stock units to its Board of Directors which vested on June 13, 2026 and had an average grant date fair value of $11.75 per share.

In addition to the shares vesting for the Board of Directors, 2,000 restricted stock units issued to employees vested during the three-month period ended June 30, 2026, with an intrinsic value of $11.33 per share. During the six-month period ended June 30, 2026, 33,643 shares issued to employees vested with an average intrinsic value of $21.39 per share. During the three and six-month periods ended June 30, 2025, 21,083 and 30,083 restricted stock units with an average intrinsic value of $13.41 and $15.63, respectively, vested. As of June 30, 2026, there was $529,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2028.

Note 5: Income Taxes

The Company recognized income tax expense of $53,000 for three-month period ended June 30, 2026 and an income tax benefit of $68,000 for the six-month period ended June 30, 2026, compared to an income tax benefit of $9,000 and $194,000 for the three and six-month periods ended June 30, 2025. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and six-month periods ended June 30, 2026 and 2025, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income (“FDII”) deduction and a lower statutory tax rate applied to the Company’s Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards.

Note 6: Leases

Leasing activity generally consists of office leases. In March 2019, a lease was signed to move the corporate headquarters to Raleigh, North Carolina. The lease had a lease commencement date of October 2, 2019 and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of June 30, 2026 and December 31, 2025. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $543,000 as of June 30, 2026. The current portion of this liability of $406,000 is included in Accrued expenses on the Consolidated Balance Sheets and the long-term portion of $137,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Lease expense
Operating lease expense	$52	$76	$105	$152
Variable lease expense	9	16	19	31
Total lease expense	$61	$92	$124	$183

The weighted-average remaining non-cancelable lease term for our operating leases was 1.50 years as of June 30, 2026. As of June 30, 2026, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on June 30, 2026, are as follows (in thousands):

Year Ended December 31:

2026	$204
2027	412
Total lease payments	616
Present value adjustment	(73)
Lease liability	$543

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

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenues	$5,618	$5,621	$10,945	$11,097
Cost of revenues
Costs to deliver products	948	812	1,726	1,499
Employee costs	432	407	899	793
Teleconference costs	55	41	115	94
Amortization of capitalized software	69	72	138	145
Other segment costs	2	4	4	8
Total cost of revenue	1,506	1,336	2,882	2,539
Operating costs and expenses:
Employee costs	1,713	1,507	3,364	3,404
Consultants and professional services	501	563	1,148	1,271
Depreciation and amortization	647	665	1,294	1,335
Advertising	445	330	851	631
Provision for credit losses	158	279	268	556
Tradeshows	215	62	265	266
Software licensing	180	198	316	459
Stock compensation	141	206	398	392
Hosting	139	142	277	271
Merchant and bank fees	117	111	224	218
Capitalized Software	(110)	–	(209)	(23)
Acquisition/integration and other non-recurring costs	50	373	339	453
Rent	61	92	124	183
Other operating expenses (1)	162	6	429	68
Total operating costs and expenses	4,419	4,534	9,088	9,484
Operating loss	$(307)	$(249)	$(1,025)	$(926)

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

Effective June 25, 2024, the aggregate principal amount of the Revolving LOC was reduced to $1,500,000. The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Effective June 25, 2026, Pinnacle’s commitment to fund under the Revolving LOC was amended to terminate on June 30, 2028, unless terminated earlier pursuant to the terms of the Credit Agreement. As of June 30, 2026, there was no outstanding balance under the Revolving LOC and the interest rate was 5.67%.

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

Note 10: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company originally had $20,000,000 of notional amount interest rate swap agreement, which amortized in-line with its long-term Credit Agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. As of June 30, 2026, the variable rate was 5.97%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of June 30, 2026 and December 31, 2025 was a liability of $1,000 and $20,000, respectively and is included in either Other long-term assets or liabilities, accordingly, in the Consolidated Balance Sheets. The fair value of the interest rate swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. As a result of the interest rate swap, the Company recognized a net unrealized gain of $8,000 and $19,000 during the three and six months ended June 30, 2026, respectively, compared to a net unrealized loss of $10,000 and $78,000 during the three and six months ended June 30, 2025, which are included in Other expense in the Consolidated Statements of Operations.

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

Overview

ACCESS Newswire Inc. and its subsidiaries are hereinafter collectively referred to as “ACCESS,” “ACCESS Newswire,” the “Company,” “We” or “Our” unless otherwise noted.

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

We focus on selling to small and mid-market businesses, which we define as companies that have between 2 and 2,000 employees. In late 2024, we launched our new subscription platform to existing customers only, and at the beginning of 2025, officially released it as part of our rebrand to ACCESS Newswire. As of June 30, 2026, we had 1,162 subscriptions with an annual recurring revenue (“ARR”) of approximately $13.3 million.

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

Insight & Analytics is our new AI-Assisted platform that replaces the industry's old, static, traditional distribution report by combining real-time distribution data with AI-powered editorial intelligence to deliver something we believe the PR industry has never had - useful information. There are two components: 1) Insights Report – a report generated within 24 hours of a release going out that scores press release content across specific structured AI metrics. 2) Analytics Report – a report which refreshes on demand (up to 10 times per day), showing real-time media pickups, engagement rates, and geographic reach. This new feature was introduced in the second quarter of 2026 and is available either as a subscription add-on or individually to agencies and customers who want the benefits of sentiment and engagement for important press releases.

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

Social Monitoring. A new monitoring add-on to our ACCESS PR suite of products is a comprehensive brand intelligence solution integrated directly into all new ACCESS PR Subscriptions. It provides real-time tracking of brand mentions, competitor activity, and industry trends across eight major social platforms — X (Twitter), Instagram, Facebook, Bluesky, Reddit, YouTube, Weibo, and Threads (and forthcoming LinkedIn) — all accessible from a single unified dashboard. Core capabilities include sentiment analysis, real-time alerts for activity spikes, and competitive benchmarking, enabling PR and communications teams, brand marketers, and agencies to stay ahead of emerging conversations before they reach mainstream coverage. By consolidating social monitoring alongside press release distribution, media monitoring, media pitching and analytics within one platform, ACCESS Newswire eliminates the need for disconnected point solutions and gives users a seamless, end-to-end view of their earned media impact and social presence.

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

Results of Operations

Comparison of results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Percentage of Revenue
	2026	2025	2026		2025
Revenues	$5,618	$5,621
Cost of Revenues	1,506	1,336	27%		24%
Gross margin	4,112	4,285	73%		76%
Operating Expenses:
General and administrative	1,350	1,752	24%		31%
Sales and marketing	1,889	1,462	34%		26%
Product development	533	655	9%		12%
Depreciation and amortization	647	665	12%		12%
Total expenses	4,419	4,534	79%		81%
Operating loss	(307)	(249)	(5%	)	(4%	)
Interest income (expense), net	(39)	11	(1%	)	–
Other income (expense)	45	(10)	1%		–
Loss before income taxes	(301)	(248)	(5%	)	(4%	)
Income tax expense (benefit)	53	(9)	1%		–
Net loss from continuing operations	$(354)	$(239)	(6%	)	(4%	)

	Six Months Ended June 30,		Percentage of Revenue
	2026	2025	2026		2025
Revenues	$10,945	$11,097
Cost of Revenues	2,882	2,539	26%		23%
Gross margin	8,063	8,558	74%		77%
Operating Expenses:
General and administrative	3,131	3,705	29%		33%
Sales and marketing	3,570	3,056	33%		28%
Product development	1,093	1,388	10%		13%
Depreciation and amortization	1,294	1,335	12%		12%
Total expenses	9,088	9,484	83%		85%
Operating loss	(1,025)	(926)	(9%	)	(8%	)
Interest expense, net	(77)	(193)	(1%	)	(2%	)
Other (loss) income	69	(79)	1%		(1%	)
Loss before income taxes	(1,033)	(1,198)	(9%	)	(11%	)
Income tax benefit	(68)	(194)	(1%	)	(2%	)
Net loss from continuing operations	$(965)	$(1,004)	(9%	)	(9%	)

Revenues

Total revenue was $5,618,000 for the three months ended June 30, 2026, relatively unchanged from $5,621,000 during the three months ended June 30, 2025. Total revenue decreased $152,000, or 1%, to $10,945,000 during the six months ended June 30, 2026, as compared to $11,097,000 for the same period in 2025. The decrease is primarily due to a decrease in revenue from our webcasting products due to lower revenue from resellers and virtual annual meetings and ProPlan products due to customer attrition. Revenue from our core press release business increased 2% and 1% for the three and six months ended June 30, 2026, respectively, as compared to the same periods of the prior year.

Revenue Backlog

As of June 30, 2026, our deferred revenue balance was $5,072,000, which we expect to recognize over the next twelve months, as compared to $5,265,000 at December 31, 2025. Deferred revenue primarily consists of advance billings for pre-paid packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products.

Cost of Revenues

Cost of revenues consist primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Cost of revenues increased by $170,000, or 13%, and $343,000, or 14%, during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025. The increases were primarily due to increases in press release distribution costs due to a combination of new partners, increased prices from current partners and additional usage under variable contracts. Overall gross margin decreased $173,000, or 4%, and $494,000, or 6%, during the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025. As a result, gross margin percentage was 73% and 74% during the three and six months ended June 30, 2026, respectively, as compared to 76% and 77% during the same periods of 2025. The decrease in gross margin percentage is primarily due to the increase in cost of revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, professional service fees, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses decreased $402,000 or 23%, and $574,000, or 15%, during the three and six months ended June 30, 2026, respectively, as compared to the same period of 2025. The decrease is primarily due to a reduction in non-recurring expenses during the period, as well as lower stock compensation expense and bad debt expense. Additionally, insurance and office expenses were lower as a result of selling the compliance business and moving to a remote work environment.

As a percentage of revenue, general and administrative expenses were 24% and 29% for the three and six months ended June 30, 2026, respectively, as compared to 31% and 33% for the same periods of 2025.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses increased $427,000, or 29%, and $514,000, or 17%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025. This increase is primarily due to our increased investment in tradeshows and advertising.

As a percentage of revenue, sales and marketing expenses were 34% and 33% for the three and six months ended June 30, 2026, respectively, as compared to 26% and 28% for the same periods of 2025.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses decreased $122,000, or 19%, and $295,000, or 21%, during the three and six months ended June 30, 2026, as compared to the same period of 2025. This decrease was primarily due to an increase in capitalized software, as the Company capitalized software in the amounts of $110,000 and $209,000 for the three and six months ended June 30, 2026, respectively, compared to $0 and $23,000 during the same periods of the prior year.

As a percentage of revenue, both capitalized and non-capitalized product development expenses were 9% and 10% for the three and six months ended June 30, 2026, respectively, compared to 12% and 13% for the same periods of 2025.

Interest Income (Expense), Net

We recognized interest expense of $43,000 and $85,000 for the three and six-month period ended June 30, 2026, respectively, as compared to $54,000 and $268,000 during the same periods of 2025, which is all related to our long-term credit agreement. The decrease in interest expense for the three and six months ended June 30, 2026 is due to the reduction in debt as a result of the pay down from the sale of the compliance business. These amounts are offset by interest income on deposit and money market accounts of $4,000 and $8,000 for the three and six months ended June 30, 2026, compared to $65,000 and $75,000 for the same periods of the prior year.

Other income (expense)

Other income (expense) represents the change in fair value of our interest rate swap. For the three and six months ended June 30, 2026, Other income (expense) also includes rental income from our office sub-lease of $38,000 and $50,000 for the three and six months ended June 30, 2026, respectively.

Income Taxes

We recognized income tax expense of $53,000 for three months ended June 30, 2026 and an income tax benefit of $68,000 for the six months ended June 30, 2026, compared to an income tax benefit of $9,000 and $194,000 for the three and six months ended June 30, 2025. For the three and six-month periods ended June 30, 2026 and 2025, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income ("FDII") deduction and a lower statutory tax rate applied to the Company's Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards

Liquidity and Capital Resources

As of June 30, 2026, we had $2,962,000 in cash and cash equivalents and $3,450,000 in net accounts receivable. Current liabilities as of June 30, 2026, totaled $9,298,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of June 30, 2026, our current liabilities exceeded our current assets by $1,681,000.  While our current liabilities exceed current assets, we believe our ability to renegotiate our Credit Agreement (see Note 9 below) and ability to continue to generate cash will benefit us in the future.

As of June 30, 2026, the aggregate principal amount of our Revolving LOC was $1,500,000 and is set to expire June 30, 2028. We currently have no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. As of June 30, 2026, there was no outstanding balance under the Revolving LOC and the interest rate was 5.67%.

Disclosure about Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Non-GAAP Measures

The non-GAAP adjustments referenced below and herein relate to the exclusion of stock-based compensation, amortization of acquisition-related intangible assets and other expenses the Company believes to be non-recurring. A reconciliation of GAAP to non-GAAP historical financial measures has been provided in the tables below.

Management believes that the use of EBITDA from continuing operations, Adjusted EBITDA from continuing operations, non-GAAP net income from continuing operations, non-GAAP net income from continuing operations per share, free cash flow and adjusted free cash flow is helpful to its investors. These measures, which are referred to as non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Our management uses these non-GAAP financial measures as tools for financial and operational decision making and for evaluating our own operating results over different periods of time.

EBITDA from continuing operations is calculated by excluding depreciation and amortization, interest expense, net, and income taxes from the loss from continuing operations. Adjusted EBITDA also excludes certain other expenses which the Company believes to be non-recurring as well as the gain or loss on the change in fair value of our interest rate swap.

Non-GAAP net income from continuing operations is calculated by excluding stock-based compensation expense and amortization expense for acquisition-related intangible assets from loss from continuing operations and certain other adjustments noted in the tables below. Non-GAAP net income from continuing operations per share is calculated by dividing non-GAAP net income from continuing operations by the weighted-average diluted shares outstanding as presented in the calculation of GAAP net income (loss) from continuing operations per share. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, management believes that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between its operating results from period to period. For business combinations, management generally allocates a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus management does not believe they are reflective of ongoing operations.

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

A reconciliation of net income to adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 is presented in the following table (in thousands):

	Three Months Ended June 30,
	2026	2025
	Amount	Amount
Net loss from continuing operations:	$(354)	$(239)
Adjustments:
Depreciation and amortization	716	739
Interest expense, net	39	(11)
Income tax expense (benefit)	53	(9)
EBITDA from continuing operations	454	480
Acquisition and/or integration costs (1)	–	72
Other non-recurring expenses (2)	42	95
Stock-based compensation expense (3)	146	189
Adjusted EBITDA from continuing operations:	$642	$836

	Six Months Ended June 30,
	2026	2025
	Amount	Amount
Net loss from continuing operations:	$(965)	$(1,004)
Adjustments:
Depreciation and amortization	1,432	1,481
Interest expense, net	77	193
Income tax benefit	(68)	(194)
EBITDA from continuing operations	476	476
Acquisition and/or integration costs (1)	–	201
Other non-recurring expenses (2)	320	331
Stock-based compensation expense (3)	410	392
Adjusted EBITDA from continuing operations:	$1,206	$1,400

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, incurred during the periods.
(2)	For the three and six months ended June 30, 2026, this adjustment gives effect to the gain on the change in fair value of our interest rate swap of $8,000 and $19,000, respectively and non-recurring fees of $50,000 and $339,000, respectively. For the three months ended June 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $10,000 and non-recurring fees of $85,000. For the six months ended June 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $79,000, as well as corporate re-brand costs of $132,000 and non-recurring fees of $120,000.
(3)	The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the three months ended June 30, 2026 and 2025 is presented in the following table (in thousands):

	Three Months Ended June 30,
	2026		2025
	Amount	Per diluted share	Amount	Per diluted share
Net loss from continuing operations:	$(354)	$(0.09)	$(239)	$(0.06)
Adjustments:
Amortization of intangible assets(1)	619	0.16	630	0.16
Stock-based compensation expense(2)	146	0.04	189	0.05
Other unusual items(3)	42	0.01	167	0.04
Discrete items impacting income tax expense(4)	13	–	16	–
Tax impact of adjustments(5)	(170)	(0.04)	(207)	(0.05)
Non-GAAP net income from continuing operations:	$296	$0.08	$556	$0.14
Weighted average number of common shares outstanding – diluted	3,862		3,857

	Six Months Ended June 30,
	2026		2025
	Amount	Per diluted share	Amount	Per diluted share
Net loss from continuing operations:	$(965)	$(0.25)	$(1,004)	$(0.26)
Adjustments:
Amortization of intangible assets(1)	1,240	0.32	1,260	0.33
Stock-based compensation expense(2)	410	0.11	392	0.10
Other unusual items(3)	320	0.08	532	0.14
Discrete items impacting income tax expense(4)	113	0.03	41	0.01
Tax impact of adjustments(5)	(414)	(0.11)	(459)	(0.12)
Non-GAAP net income from continuing operations:	$704	$0.18	$762	$0.20
Weighted average number of common shares outstanding – diluted	3,857		3,850

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)	The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.
(3)	For the three and six months ended June 30, 2026, this adjustment gives effect to the gain on the change in fair value of our interest rate swap of $8,000 and $19,000, respectively and non-recurring fees of $50,000 and $339,000, respectively. For the three months ended June 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $10,000 and non-recurring fees, including acquisition, integration and divestiture costs of $157,000. For the six months ended June 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $79,000, as well as corporate re-brand costs of $132,000 and non-recurring fees, including acquisition, integration and divestiture costs of $321,000.
(4)	This adjustment gives effect to discrete items that impact income tax expense. For the three and six months ended June 30, 2026 and 2025, this relates to additional expense associated with vesting of stock-based compensation awards.
(5)	This adjustment gives effect to the tax impact of all non-GAAP adjustments at the current Federal tax rate of 21%.

For the three and six months ended June 30, 2026 and 2025, free cash flow and adjusted free cash flow were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025

Net cash provided by operating activities of (GAAP)	$173	$135
Payments for purchase of fixed assets and capitalized software	(123)	–
Free cash flow from continuing operations (Non-GAAP)	50	135
Cash paid for acquisition and integration related items (1)	–	31
Cash paid for other unusual items (2)	–	84
Adjusted free cash flow from continuing operations (Non-GAAP)	$50	$250

	Six Months Ended June 30,
	2026	2025

Net cash provided by operating activities (GAAP)	$1,044	$882
Payments for purchase of fixed assets and capitalized software	(231)	(35)
Free cash flow from continuing operations (Non-GAAP)	813	847
Cash paid for acquisition and integration related items (1)	–	118
Cash paid for other unusual items (2)	189	252
Adjusted free cash flow from continuing operations (Non-GAAP)	$1,002	$1,217

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, paid during the periods.
(2)	For the six months ended June 30, 2026, this relates to payments related to non-recurring expenses. For the three and six months ended June 30, 2025, this relates to payments related to our corporate re-brand and other non-recurring fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report and have not materially changed since its most recent annual report. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, none.

On December 4, 2025, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $1,000,000 of its common shares. The table below shows the shares that have been repurchased under the stock repurchase program during the three months ended June 30, 2026 ($ in thousands, except per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2026	16,331	$8.21	16,331	$674
May 1-31, 2026	14,422	7.36	14,422	568
June 1-30, 2026	9,161	6.67	9,161	506
Total	39,914	$7.55	39,914	$–

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Director and Officer Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

Date: August 11, 2026

ACCESS Newswire, Inc.

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer

