Form 10-Q
period 2026-09-30
ACCESS Newswire Inc.
filed 2026-11-10
CIK 843006

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

As of November 10, 2026, the number of outstanding shares of the issuer’s common stock was 3,769,479.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,989	$3,025
Accounts receivable (net of allowance for credit losses of $1,452 and $1,336, respectively)	3,423	3,884
Income tax receivable	34	–
Other current assets	881	1,513
Total current assets	7,327	8,422
Capitalized software (net of accumulated amortization of $4,157 and $3,923, respectively)	897	828
Fixed assets (net of accumulated depreciation of $751 and $669, respectively)	76	136
Right-of-use asset – leases	202	324
Other long-term assets	33	73
Goodwill	19,043	19,043
Intangible assets (net of accumulated amortization of $11,383 and $9,525, respectively)	7,617	9,475
Deferred tax asset	3,852	3,691
Total assets	$39,047	$41,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,300	$1,501
Accrued expenses	1,758	1,769
Income tax payable	31	133
Current portion of Notes payable	870	870
Deferred revenue	5,011	5,265
Total current liabilities	8,970	9,538
Long-term debt (net of debt discount of $39 and $52, respectively)	1,047	1,686
Deferred tax liability	85	86
Interest rate swap liability	–	20
Lease liabilities – long-term	48	317
Total liabilities	10,150	11,647
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	–	–
Common stock $0.001 par value, 20,000,000 shares authorized, 3,782,759 and 3,850,435 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	24,803	25,005
Other accumulated comprehensive loss	(169)	(96)
Retained earnings	4,259	5,432
Total stockholders’ equity	28,897	30,345
Total liabilities and stockholders’ equity	$39,047	$41,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Revenues	$5,515	$5,723	$16,460	$16,820
Cost of revenues	1,358	1,455	4,240	3,994
Gross profit	4,157	4,268	12,220	12,826
Operating costs and expenses:
General and administrative	1,408	1,484	4,539	5,189
Sales and marketing expenses	1,707	1,626	5,277	4,682
Product development	538	684	1,631	2,072
Depreciation and amortization	646	658	1,940	1,993
Total operating costs and expenses	4,299	4,452	13,387	13,936
Operating loss	(142)	(184)	(1,167)	(1,110)
Interest income (expense), net	(34)	207	(111)	14
Other income (expense), net	88	(1)	157	(80)
Income (loss) before taxes	(88)	22	(1,121)	(1,176)
Income tax expense (benefit)	(8)	67	(76)	(127)
Net loss from continuing operations	(80)	(45)	(1,045)	(1,049)
Net income (loss) from discontinued operations, net of tax	–	–	(128)	5,916
Net income (loss)	$(80)	$(45)	$(1,173)	$4,867
Loss from continuing operations per share – basic	$(0.02)	$(0.01)	$(0.27)	$(0.27)
Loss from continuing operations per share – fully diluted	$(0.02)	$(0.01)	$(0.27)	$(0.27)
Income (loss) from discontinued operations per share – basic	$–	$–	$(0.03)	$1.53
Income (loss) from discontinued operations per share – fully diluted	$–	$–	$(0.03)	$1.53
Income (loss) per share – basic	$(0.02)	$(0.01)	$(0.30)	$1.26
Income (loss) per share – fully diluted	$(0.02)	$(0.01)	$(0.30)	$1.26
Weighted average number of common shares outstanding – basic	3,819	3,869	3,844	3,856
Weighted average number of common shares outstanding – fully diluted	3,819	3,870	3,844	3,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net income (loss)	$(80)	$(45)	$(1,173)	$4,867
Foreign currency translation adjustment	5	(30)	(73)	51
Comprehensive income (loss)	$(75)	$(75)	$(1,246)	$4,918

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2024	3,838,743	$4	$24,259	$(178)	$1,141	$25,226
Stock-based compensation expense	–	–	280	–	–	280
Exercise of stock awards, net of tax	9,000	–	–	–	–	–
Foreign currency translation	–	–	–	2	–	2
Net income	–	–	–	–	5,387	5,387
Balance at March 31, 2025	3,847,743	$4	$24,539	$(176)	$6,528	$30,895
Stock-based compensation expense	–	–	189	–	–	189
Exercise of stock awards, net of tax	21,083	–	–	–	–	–
Foreign currency translation	–	–	–	79	–	79
Net loss	–	–	–	–	(475)	(475)
Balance at June 30, 2025	3,868,826	$4	$24,728	$(97)	$6,053	$30,688
Stock-based compensation expense	–	–	181	–	–	181
Foreign currency translation	–	–	–	(30)	–	(30)
Net loss	–	–	–	–	(45)	(45)
Balance at September 30, 2025	3,868,826	$4	$24,909	$(127)	$6,008	$30,794

Balance at December 31, 2025	3,850,435	$4	$25,005	$(96)	$5,432	$30,345
Stock-based compensation expense	–	–	157	–	–	157
Exercise of stock awards, net of tax	23,981	–	–	–	–	–
Stock issued to consultants	11,260	–	107	–	–	107
Stock repurchase and retirement	(3,532)	–	(29)	–	–	(29)
Foreign currency translation	–	–	–	(35)	–	(35)
Net loss	–	–	–	–	(611)	(611)
Balance at March 31, 2026	3,882,144	$4	$25,240	$(131)	$4,821	$29,934
Stock-based compensation expense	–	–	125	–	–	125
Exercise of stock awards, net of tax	9,662	–	–	–	–	–
Stock issued to consultants	2,612	–	21	–	–	21
Stock repurchase and retirement	(39,914)	–	(301)	–	–	(301)
Foreign currency translation	–	–	–	(43)	–	(43)
Net loss	–	–	–	–	(482)	(482)
Balance at June 30, 2026	3,854,504	$4	$25,085	$(174)	$4,339	$29,254
Stock-based compensation expense	–	–	134	–	–	134
Stock issued to consultants	3,250	–	22	–	–	22
Stock repurchase and retirement	(74,995)	–	(438)	–	–	(438)
Foreign currency translation	–	–	–	5	–	5
Net loss	–	–	–	–	(80)	(80)
Balance at September 30, 2026	3,782,759	$4	$24,803	$(169)	$4,259	$28,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,173)	$4,867
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (Gain) on disposal of business	192	(8,974)
Depreciation and amortization	2,174	2,231
Provision for credit losses	295	1,056
Change in fair value of interest rate swap	(34)	80
Deferred income taxes	(154)	(360)
Stock-based compensation expense	566	650
Non-cash interest expense	13	13
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	157	(1,056)
Decrease (increase) in other assets	309	331
Increase (decrease) in accounts payable	(199)	8
Increase (decrease) in income tax payable	(135)	1,509
Increase (decrease) in accrued expenses and other liabilities	(279)	(26)
Increase (decrease) in deferred revenue	(219)	(29)
Net cash provided by operating activities	1,513	300

Cash flows from investing activities:
Proceeds from Sale of Compliance Business	308	12,000
Capitalized software	(303)	(23)
Purchase of fixed assets	(22)	(20)
Net cash provided by (used in) investing activities	(17)	11,957

Cash flows from financing activities:
Payment of principal of Note Payable	(652)	(13,174)
Payment for stock repurchase and retirement	(768)	–
Net cash used in financing activities	(1,420)	(13,174)

Net change in cash and cash equivalents	76	(917)
Cash and cash equivalents – beginning	3,025	4,103
Currency translation adjustment	(112)	75
Cash and cash equivalents – ending	$2,989	$3,261

Supplemental disclosures:
Cash paid for income taxes	$177	$1,519
Cash paid for interest	$110	$368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS NEWSWIRE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Basis of Presentation

The unaudited interim Consolidated Balance Sheet as of September 30, 2026 and Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the three and nine-month periods ended September 30, 2026 and 2025 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The interim financial information should be read in conjunction with the 2025 audited financial statements of ACCESS Newswire Inc. (the “Company”, “We”, or “Our”) filed on Form 10-K for the year ended December 31, 2025.

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

Accounts Receivable and Allowance for Credit Losses

The Company calculates its allowance for credit losses using an expected losses model rather than using incurred losses. The model is based on the credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balance sheet date, by analyzing historical customer data as well as taking into consideration current economic trends. The Company generally writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

The following is a summary of the allowance for credit losses during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Beginning balance	$1,452	$1,600	$1,336	$1,059
Provision for credit losses	27	80	295	636
Write-offs	(155)	(29)	(337)	(81)
Recoveries	128	10	158	47
Ending Balance	$1,452	$1,661	$1,452	$1,661

Concentration of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. As of September 30, 2026, the Company’s domestic cash balance is spread among different depository institutions such that there is no balance which exceeds the FDIC insurance limit of $250,000. The Company also had cash-on-hand of $1,945,000 and $1,943,000 in Canada as of September 30, 2026 and December 31, 2025, respectively.

The Company believes it did not have any financial instruments that could have potentially subjected us to significant concentrations of credit risk for any relevant period.

The Company did not have any customers during the three and nine-month periods ended September 30, 2026 or 2025 that accounted for more than 10% of revenue.

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

The Company invoices its customers based on the billing schedules designated in its contracts, typically upfront on either a monthly, quarterly or annual basis or per transaction at the completion of the performance obligation. Deferred revenue for the periods presented was primarily related to press release packages which have been invoiced or paid, however the releases have not yet been disseminated, as well as, subscription and service contracts, which are billed upfront, quarterly, or annually, however the revenue has not yet been recognized. The associated deferred revenue is generally recognized as releases are disseminated for press release packages and ratably over the billing period for subscriptions. Deferred revenue as of September 30, 2026 and December 31, 2025, was $5,011,000 and $5,265,000, respectively, and is expected to be recognized primarily within one year. Approximately $166,000 of the deferred revenue balance as of September 30, 2026, relates to contracts for press release packages with an expiration date after September 30, 2027, however the customer may use the balance within one year. As of January 1, 2025, deferred revenue was $4,743,000. Revenue recognized for the nine-month periods ended September 30, 2026 and 2025, which was included in the deferred revenue balance at the beginning of each reporting period, was approximately $5,013,000 and $3,642,000, respectively. Accounts receivable, net of allowance for credit losses, related to contracts with customers was $3,423,000 and $3,884,000 as of September 30, 2026 and December 31, 2025, respectively. As of January 1, 2025, accounts receivable, net of allowance for credit losses was $3,351,000. Since substantially all the contracts have terms of one year or less, the Company has elected to use the practical expedient regarding the existence of significant financing.

Costs to obtain contracts with customers consist primarily of sales commissions. As of September 30, 2026 and December 31, 2025, the Company has capitalized $16,000 and $45,000, respectively, of costs to obtain contracts that are expected to be amortized over more than one year. For contract costs expected to be amortized in less than one year, the Company has elected to use the practical expedient allowing the recognition of incremental costs of obtaining a contract as an expense when incurred. The Company has considered historical renewal rates, expectations of future renewals and economic factors in making these determinations.

Earnings Per Share (EPS)

Earnings per share accounting guidance requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Shares issuable upon the exercise of stock options totaling 50,000 were excluded in the computation of diluted earnings per common share during both the three and nine months ended September 30, 2026 because their impact was anti-dilutive. Shares issuable upon the exercise of stock options totaling 53,750 were excluded in the computation of diluted earnings per common share during both the three and nine months ended September 30, 2025, because their impact was anti-dilutive.

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

Capitalized Software

Costs incurred to develop the Company’s cloud-based platform products are capitalized when the preliminary project phase is complete, management commits to fund the project and it is probable the project will be completed and used for its intended purposes. Once the software is substantially complete and ready for its intended use, the software is amortized over its estimated useful life, which is typically four years. Costs related to design or maintenance of the software are expensed as incurred. Amortization for the three and nine-month periods ended September 30, 2026 and 2025, is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Capitalized software development costs	$94	$–	$303	$23
Amortization included in cost of revenues	96	64	234	209

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

As of September 30, 2026 and December 31, 2025, the Company believes the fair value of its financial instruments, such as, accounts receivable, long-term debt, the line of credit, and accounts payable approximate their carrying amounts.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss related to changes in the cumulative foreign currency translation adjustment.

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

As of September 30, 2026, the Company’s market capitalization is less than the carrying value of its equity. This may be an indicator of impairment of the Company’s long-lived assets, however, at this time, management believes the Company’s stock price is in temporary decline and also considers other factors such as future growth, positive cash flow and other measures the Company is able to control in determining the estimated fair value of the Company. Should the stock price continue to remain at levels below the Company’s carrying value, additional quantitative tests may be necessary, which could conclude an impairment exists.

Advertising

The Company expenses advertising as incurred. During the three and nine-month periods ended September 30, 2026, advertising expense was $418,000 and $1,269,000, respectively. During the three and nine-month periods ended September 30, 2025, advertising expense was $248,000 and $879,000, respectively. Additionally, during the nine-month period ended September 30,2025, the Company incurred $132,000 in costs associated with its corporate re-brand.

Liquidity and Capital Resources

As of September 30, 2026, we had $2,989,000 in cash and cash equivalents and $3,423,000 in net accounts receivable. Current liabilities as of September 30, 2026, totaled $8,970,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of September 30, 2026, our current liabilities exceeded our current assets by $1,643,000. While our current liabilities exceed current assets, we believe our ability to renegotiate our Credit Agreement (see Note 9 below) and ability to continue to generate cash will benefit us in the future.

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

As of the Closing Date, there was $1,227,000 of gross accounts receivable that did not transfer to the Buyer as a result of the Purchase Agreement. There were no remaining assets or liabilities associated with discontinued operations as of September 30, 2026 and December 31, 2025 as presented in the Consolidated Balance Sheets.

On July 16, 2026, the Company and the Buyer agreed to settle a dispute related to the $500,000 holdback which was part of the (Purchase Agreement). As a result, the Company received $308,000 of the holdback and recognized the difference as a loss on disposal of the business in the table below.

The following table sets forth the details of income from discontinued operations for the three and nine months ended September 30, 2026 and 2025 as presented in the Consolidated Statement of Operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Revenues	$–	$–	$–	$650
Cost of revenues	–	–	(22)	315
Gross profit	–	–	22	335
Operating costs and expenses:
General and administrative	–	–	–	560
Sales and marketing expenses	–	–	–	17
Depreciation and amortization	–	–	–	28
Total operating costs and expenses	–	–	–	605
Operating income (loss)	–	–	22	(270)
Interest income (expense), net	–	–	–	8
Gain (loss) on disposal of business	–	–	(192)	8,974
Income (loss) before taxes	–	–	(170)	8,712
Income tax expense (benefit)	–	–	(42)	2,796
Net income (loss) from discontinued operations	$–	$–	$(128)	$5,916

The following table presents the significant non-cash items related to discontinued operations for the nine-month period ended September 30, 2026 and 2025 that are included in the accompanying statements of cash flows (in thousands):

	September 30, 2026	September 30, 2025
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	$–	$28
Provision for credit losses	–	420
Stock-based compensation expense	–	78
Gain (Loss) on disposal of business	192	(8,974)

Note 4: Equity

Dividends

The Company did not pay any dividends during the three and nine-month periods ended September 30, 2026 and 2025.

Preferred stock and common stock

During the three and nine months ended September 30, 2026, there were 3,250 and 17,122 shares, respectively, of common stock issued to consultants in exchange for services. No common stock was issued to consultants during the three and nine months ended September 30, 2025. There were no other issuances of common or preferred stock during the three and nine-month periods ended September 30, 2026 and 2025, other than stock awarded to employees and the Board of Directors.

Stock repurchase and retirement

On December 4, 2025, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $1,000,000 of its common shares. The table below shows the shares that have been repurchased under the stock repurchase program ($ in thousands, except per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1-31, 2025	18,391	$8.89	18,391	$837
January 1-31, 2026	–	–	–	837
February 1-28, 2026	–	–	–	837
March 1-31, 2026	3,532	8.27	3,532	808
April 1-30, 2026	16,331	8.21	16,331	674
May 1-31, 2026	14,422	7.36	14,422	568
June 1-30, 2026	9,161	6.67	9,161	506
July 1-31, 2026	21,230	6.95	21,230	358
August 1-31, 2026	29,476	5.62	29,476	193
September 1-30, 2026	24,289	5.13	24,289	68
Total	136,832	$6.81	136,832	$–

2023 Equity Incentive Plan

On June 7, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, the Company is authorized to issue incentive awards for common stock up to 300,000 shares to employees and other personnel. The awards may be in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and performance awards. The 2023 Plan is effective through April 1, 2033. As of September 30, 2026, there are 305,008 shares which remain to be granted under the 2023 Plan, including 131,826 shares assumed under the Company’s previous 2014 Equity Incentive Plan, as amended.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2026:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number
$0.01 - 8.00	5,000	0.14	$6.80	5,000
$8.01 - 11.00	–	–	$–	–
$11.01 - 16.00	7,500	2.41	$13.21	7,500
$16.01 - 27.00	30,000	6.26	$26.98	22,500
$27.01 - 27.71	7,500	5.30	$27.71	7,500
Total	50,000	4.93	$23.00	42,500

As of September 30, 2026, the Company had unrecognized stock compensation related to the options of $27,000, which will be recognized through 2027.

No stock was granted during the three-month periods ended September 30, 2026 and 2025. During the nine-month period ended September 30, 2026, the Company granted 13,158 restricted stock units to its Board of Directors, which vest at the earlier of June 26, 2027, or the Company’s 2027 annual meeting. The average grant date fair value of these grants was $6.84. During the nine-month period ended September 30, 2025, the Company granted 7,662 restricted stock units to its Board of Directors. The average grant date fair value of these grants was $11.75.

No shares vested during the three-month periods ended September 30, 2026 and 2025. During the nine-month period ended September 30, 2026, 33,643 shares issued to employees and directors vested with an average intrinsic value of $21.39 per share. During the nine-month period ended September 30, 2025, 30,083 restricted stock units with an average intrinsic value of $15.63, vested. As of September 30, 2026, there was $421,000 of unrecognized compensation cost related to our unvested restricted stock units, which will be recognized through 2028.

Note 5: Income Taxes

The Company recognized an income tax benefit of $8,000 and $76,000 for three and nine-month periods ended September 30, 2026, respectively, compared to an income tax expense of $67,000 and benefit of $127,000 for the three and nine-month periods ended September 30, 2025. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three and nine-month periods ended September 30, 2026 and 2025, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income (“FDII”) deduction and a lower statutory tax rate applied to the Company’s Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards.

Note 6: Leases

Leasing activity generally consists of office leases. In March 2019, a lease was signed to move the corporate headquarters to Raleigh, North Carolina. The lease had a lease commencement date of October 2, 2019 and expires December 31, 2027. Minimum lease payments are $2,997,000, not including a tenant improvement allowance of $488,000, which is included in fixed assets as of September 30, 2026 and December 31, 2025. The Company recognized a ROU asset and corresponding lease liability of $2,596,000, which represents the present value of minimum lease payments discounted at 3.77%, the Company’s incremental borrowing rate at lease inception.

Lease liabilities totaled $456,000 as of September 30, 2026. The current portion of this liability of $408,000 is included in Accrued expenses on the Consolidated Balance Sheets and the long-term portion of $48,000 is included in Lease liabilities on the Consolidated Balance Sheets. Rent expense consists of both operating lease expense from amortization of our ROU assets as well as variable lease expense which consists of non-lease components of office leases (i.e. common area maintenance) or rent expense associated with short-term leases. The components of lease expense were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Lease expense
Operating lease expense	$53	$76	$158	$228
Variable lease expense	13	17	32	48
Total lease expense	$66	$93	$190	$276

The weighted-average remaining non-cancelable lease term for our operating leases was 1.25 years as of September 30, 2026. As of September 30, 2026, the weighted-average discount rate used to determine the lease liability was 3.77%. The future minimum lease payments to be made under non-cancelable operating leases on September 30, 2026, are as follows (in thousands):

Year Ended December 31:

2026	$105
2027	412
Total lease payments	517
Present value adjustment	(61)
Lease liability	$456

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Revenues	$5,515	$5,723	$16,460	$16,820
Cost of revenues
Costs to deliver products	788	810	2,514	2,309
Employee costs	390	470	1,289	1,263
Teleconference costs	75	98	190	192
Amortization of capitalized software	96	64	234	209
Other segment costs	9	13	13	21
Total cost of revenue	1,358	1,455	4,240	3,994
Operating costs and expenses:
Employee costs	1,743	1,730	5,107	5,134
Consultants and professional services	564	529	1,712	1,800
Depreciation and amortization	646	658	1,940	1,993
Advertising	418	248	1,269	879
Provision for credit losses	27	80	295	636
Tradeshows	129	73	394	339
Software licensing	194	189	510	648
Stock compensation	148	201	546	593
Hosting	154	147	431	418
Merchant and bank fees	108	115	332	333
Capitalized Software	(94)	–	(303)	(23)
Acquisition/integration and non-recurring costs	–	214	339	667
Rent	66	93	190	276
Other operating expenses (1)	196	175	625	243
Total operating costs and expenses	4,299	4,452	13,387	13,936
Operating loss	$(142)	$(184)	$(1,167)	$(1,110)

(1)	Other operating expenses include insurance, travel, reseller commissions and other miscellaneous selling, general and administrative expenses

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

Effective June 25, 2024, the aggregate principal amount of the Revolving LOC was reduced to $1,500,000. The Company currently has no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. Effective June 25, 2026, Pinnacle’s commitment to fund under the Revolving LOC was amended to terminate on June 30, 2028, unless terminated earlier pursuant to the terms of the Credit Agreement. As of September 30, 2026, there was no outstanding balance under the Revolving LOC and the interest rate was 5.73%.

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

Note 10: Interest Rate Swap

The Company entered into an interest rate swap agreement to convert its interest rate exposure from variable rate to fixed rate to control cash outflows related to interest on its variable rate debt. The Company originally had $20,000,000 of notional amount interest rate swap agreement, which amortized in-line with its long-term Credit Agreement. Under the swap agreement, the Company pays a fixed rate of interest at 6.217% and receives an average variable rate of SOFR + 2.35% adjusted monthly. As of September 30, 2026, the variable rate was 6.03%.

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

In accounting for the interest rate swap, the Company has determined it does not qualify for hedge accounting. The fair value of the swap agreement as of September 30, 2026 was an asset of $14,000 and as of December 31, 2025, was a liability $20,000, and is included in either Other long-term assets or Interest rate swap liability, accordingly, in the Consolidated Balance Sheets. The fair value of the interest rate swap agreement excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparty’s compliance with its contractual obligations. As a result of the interest rate swap, the Company recognized a net unrealized gain of $15,000 and $34,000 during the three and nine months ended September 30, 2026, respectively, compared to a net unrealized loss of $2,000 and $80,000 during the three and nine months ended September 30, 2025, which are included in Other expense in the Consolidated Statements of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity, and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q for many reasons. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated by reference into this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

Both the Company and its executive officers announce material financial information to our investors using our investor relations website, SEC filings, investor events, news and earnings releases, public conference calls, webcasts, and social media. We use these channels to communicate with our investors and the public about our company, our products and services and other related matters. It is possible that information we post on some of these channels could be deemed to be material information. Therefore, we encourage investors, the media and others interested in ACCESS to review the information we post to all our channels, including our social media accounts.

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

We focus on selling to small and mid-market businesses, which we define as companies that have between 2 and 2,000 employees. In late 2024, we launched our new subscription platform to existing customers only, and at the beginning of 2025, officially released it as part of our rebrand to ACCESS Newswire. As of September 30, 2026, we had 1,202 subscriptions with an annual recurring revenue (“ARR”) of approximately $13.5 million.

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

Our media room addresses the needs of our customers looking to build connections with media, journalists, customers and if applicable the investment community. According to TekGroup’s latest survey, a majority of journalists and media professionals indicated the importance of media rooms that include digital media, press kits and video. We believe our media room accomplishes this by making it a part of our subscription platform or stand-alone offering, giving us a further competitive advantage in the market. This also allows our customers to have one media platform to manage all their assets, brands and outreach.

Press Release Optimizer (“PRO”). Our PRO offering automates media and marketing communications for businesses seeking to deliver the right message to the right audience at the right time for the right purpose. Through the PRO offering, we provide content and media communications services that provide customers the opportunity to optimize their content and increase their media visibility, therefore building their brand awareness and engaging a larger audience. With the flexibility of these offerings, customers have the ability to now choose to add a PRO solution to any of their ACCESS subscriptions.

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

Incident Hotline. Formerly our whistleblower hotline offering, this system delivers secure notifications and basic incident workflow management processes that align with a company’s corporate governance policies. As a supported and subsidized bundle product of the New York Stock Exchange (“NYSE”) offerings, we are introduced to new IPO customers and other larger cap customers listed on the NYSE. Since 2014, we have been a named NYSE subsidy provider of this incident response and management solution.

Recent Developments

In October 2026, we implemented a cost savings initiative designed to align our cost structure with current market conditions and our strategic priorities. The initiative included a reduction in headcount across our sales, product development, editorial and operations functions, and some other changes across our vendor expenditures. We expect the initiative to generate annualized cost savings of more than $1,500,000, with a partial benefit in the fourth quarter of 2026 and the full benefit beginning in the first quarter of 2027. Severance payments as a result of the terminations are immaterial and we do not expect to incur other material charges in connection with the initiative.

Our estimates of the expected cost savings, their timing and the related costs are forward-looking statements based on current assumptions. Actual savings and costs may differ materially from our estimates. For example, we may need to reinvest a portion of the savings in our business, or we may be unable to realize the savings without adversely affecting our sales, customer service or product development efforts. See “Cautionary Note Regarding Forward-Looking Statements”.

Results of Operations

Comparison of results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Percentage of Revenue
	2026	2025	2026		2025
Revenues	$5,515	$5,723
Cost of Revenues	1,358	1,455	25%		25%
Gross margin	4,157	4,268	75%		75%
Operating Expenses:
General and administrative	1,408	1,484	26%		26%
Sales and marketing	1,707	1,626	31%		28%
Product development	538	684	10%		12%
Depreciation and amortization	646	658	12%		11%
Total expenses	4,299	4,452	78%		78%
Operating loss	(142)	(184)	(3%	)	(3%	)
Interest income (expense), net	(34)	207	(1%	)	4%
Other income (expense)	88	(1)	2%		–
Income (loss) before income taxes	(88)	22	(2%	)	–
Income tax expense (benefit)	(8)	67	–		1%
Net loss from continuing operations	$(80)	$(45)	(1%	)	(1%	)

	Nine Months Ended September 30,		Percentage of Revenue
	2026	2025	2026		2025
Revenues	$16,460	$16,820
Cost of Revenues	4,240	3,994	26%		24%
Gross margin	12,220	12,826	74%		76%
Operating Expenses:
General and administrative	4,539	5,189	28%		31%
Sales and marketing	5,277	4,682	32%		28%
Product development	1,631	2,072	10%		12%
Depreciation and amortization	1,940	1,993	12%		12%
Total expenses	13,387	13,936	81%		83%
Operating loss	(1,167)	(1,110)	(7%	)	(7%	)
Interest income (expense), net	(111)	14	(1%	)	–
Other income (expense)	157	(80)	1%		–
Loss before income taxes	(1,121)	(1,176)	(7%	)	(7%	)
Income tax benefit	(76)	(127)	–		(1%	)
Net loss from continuing operations	$(1,045)	$(1,049)	(6%	)	(6%	)

Revenues

Total revenue was $5,515,000 for the three months ended September 30, 2026, down 4%, or $208,000, compared to $5,723,000 for the same period in 2025. Total revenue decreased $360,000, or 2%, to $16,460,000 during the nine months ended September 30, 2026, as compared to $16,820,000 for the same period in 2025. For the three months ended September 30, 2026, the decrease is primarily due to a decrease in core press release business due to a decrease in volume resulting from softer industry conditions. For the nine months ended September 30, 2026, the decrease is due to a combination of lower core press release revenue, lower revenue from our PRO product and lower revenue from our webcasting and events business.

Revenue Backlog

As of September 30, 2026, our deferred revenue balance was $5,011,000, which we expect to recognize over the next twelve months, as compared to $5,265,000 at December 31, 2025. Deferred revenue primarily consists of advance billings for pre-paid packages of our news distribution products as well as advance billings for subscriptions of our cloud-based products.

Cost of Revenues

Cost of revenues consist primarily of direct labor costs, newswire distribution costs, teleconferencing costs, and third-party licensing costs. Cost of revenues decreased by $97,000, or 7%, for the three months ended September 30, 2026 and increased $246,000, or 6%, during the nine months ended September 30, 2026, as compared to the same periods of 2025. The decrease for the three months ended September 30, 2026 was primarily the result of decreased distribution costs from variable contracts mostly due to the decrease in volume. However, for the nine months ended September 30, 2026, the increase is primarily due to increases in press release distribution costs resulting from a combination of new partners, increased prices from current partners and additional usage under variable contracts. Overall gross margin decreased $111,000, or 3%, and $606,000, or 5%, during the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025. As a result, gross margin percentage was 75% and 74% during the three and nine months ended September 30, 2026, respectively, as compared to 75% and 76% during the same periods of 2025. For the nine months ended September 30, 2026, the decrease in gross margin percentage is primarily the result of the increase in cost of revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses, stock-based compensation, insurance, professional service fees, general corporate expenses (including bad debt expense) and facility and equipment expenses. General and administrative expenses decreased $76,000 or 5%, and $650,000, or 13%, during the three and nine months ended September 30, 2026, respectively, as compared to the same period of 2025. The decrease is primarily due to a reduction in non-recurring and bad debt expenses during the periods. Additionally, insurance and office expenses were lower as a result of selling the compliance business and moving to a remote work environment.

As a percentage of revenue, general and administrative expenses were 26% and 28% for the three and nine months ended September 30, 2026, respectively, as compared to 26% and 31% for the same periods of 2025.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, stock-based compensation, sales commissions, advertising expenses, tradeshow expenses and other marketing expenses. Sales and marketing expenses increased $81,000, or 5%, and $595,000, or 13%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025. This increase is primarily due to our increased investment in tradeshows and advertising. As noted above in “Recent Developments”, we expect sales and marketing expenses to decrease in the near-future due to our recent cost savings initiative.

As a percentage of revenue, sales and marketing expenses were 31% and 32% for the three and nine months ended September 30, 2026, respectively, as compared to 28% for the same periods of 2025.

Product Development Expenses

Product development expenses consist primarily of salaries, stock-based compensation, bonuses, and licenses to develop new products and technology to complement and/or enhance our platform. Product development expenses decreased $146,000, or 21%, and $441,000, also 21%, during the three and nine months ended September 30, 2026, respectively, as compared to the same period of 2025. This decrease was primarily due to an increase in capitalized software, as the Company capitalized software in the amounts of $94,000 and $303,000 for the three and nine months ended September 30, 2026, respectively, compared to $0 and $23,000 during the same periods of the prior year.

As a percentage of revenue, both capitalized and non-capitalized product development expenses were 11% and 12% for the three and nine months ended September 30, 2026, respectively, compared to 12% for the same periods of 2025.

Interest Income (Expense), Net

We recognized interest expense of $39,000 and $124,000 for the three and nine months ended September 30, 2026, respectively, as compared to $57,000 and $325,000 during the same periods of 2025, which is all related to our long-term credit agreement. The decrease in interest expense for the three and nine months ended September 30, 2026 is due to the reduction in debt as a result of the pay down from the sale of the compliance business. These amounts are offset by interest income on deposit and money market accounts of $5,000 and $13,000 for the three and nine months ended September 30, 2026, compared to $264,000 and $339,000 for the same periods of the prior year.

Other income (expense)

Other income (expense) represents the change in fair value of our interest rate swap. For the three and nine months ended September 30, 2026, Other income (expense) also includes rental income from our office sub-lease of $73,000 and $123,000, respectively.

Income Taxes

We recognized income tax benefit of $8,000 and $76,000 for the three and nine months ended September 30, 2026, compared to an income tax expense of $67,000 and an income tax benefit of $127,000 for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2026 and 2025, the variance between our effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state income tax, a benefit related to the Foreign Derived Intangible Income ("FDII") deduction and a lower statutory tax rate applied to the Company's Canadian income. This is partially offset by additional expense associated with vesting of stock-based compensation awards

Liquidity and Capital Resources

As of September 30, 2026, we had $2,989,000 in cash and cash equivalents and $3,423,000 in net accounts receivable. Current liabilities as of September 30, 2026, totaled $8,970,000 including the current portion of our long-term debt, accounts payable, deferred revenue, accrued payroll liabilities, income taxes payable, current portion of lease liabilities and other accrued expenses.

As of September 30, 2026, our current liabilities exceeded our current assets by $1,643,000.  While our current liabilities exceed current assets, we believe our ability to renegotiate our Credit Agreement (see Note 9) and ability to continue to generate cash will benefit us in the future.

As of September 30, 2026, the aggregate principal amount of our Revolving LOC was $1,500,000 and is set to expire June 30, 2028. We currently have no plans to utilize the Revolving LOC but may do so in the future. If the Company does utilize any funds under the Revolving LOC, the funds will bear interest at a per annum rate equal to the then current SOFR plus 2.05%. As of September 30, 2026, there was no outstanding balance under the Revolving LOC and the interest rate was 5.73%.

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

EBITDA from continuing operations is calculated by excluding depreciation and amortization, interest expense, net, and income taxes from the loss from continuing operations. Adjusted EBITDA also excludes stock-based compensation expense, acquisition and integration costs, certain other expenses which the Company believes to be non-recurring as well as the gain or loss on the change in fair value of our interest rate swap.

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

The presentation of non-GAAP financial information below and herein is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliation of non-GAAP financial measures to the comparable GAAP financial measures included below and not rely on any single financial measure to evaluate our business.

A reconciliation of net income to adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 is presented in the following table (in thousands):

	Three Months Ended September 30,
	2026	2025
	Amount	Amount
Net loss from continuing operations:	$(80)	$(45)
Adjustments:
Depreciation and amortization	742	722
Interest expense, net	34	(207)
Income tax expense (benefit)	(8)	67
EBITDA from continuing operations	688	537
Acquisition and/or integration costs (1)	–	42
Other non-recurring expenses (2)	(15)	174
Stock-based compensation expense (3)	156	180
Adjusted EBITDA from continuing operations:	$829	$933

	Nine Months Ended September 30,
	2026	2025
	Amount	Amount
Net loss from continuing operations:	$(1,045)	$(1,049)
Adjustments:
Depreciation and amortization	2,174	2,203
Interest expense, net	111	(14)
Income tax benefit	(76)	(127)
EBITDA from continuing operations	1,164	1,013
Acquisition and/or integration costs (1)	–	243
Other non-recurring expenses (2)	305	505
Stock-based compensation expense (3)	566	572
Adjusted EBITDA from continuing operations:	$2,035	$2,333

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, incurred during the periods.
(2)	For the three months ended September 30, 2026, this adjustment gives effect to the gain on the change in fair value of our interest rate swap of $15,000. For the nine months ended September 30, 2026, this adjustment gives effect to the gain on the change in fair value of our interest rate swap of $34,000 and non-recurring fees of $339,000. For the three months ended September 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $2,000 and non-recurring fees of $172,000. For the nine months ended September 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $80,000, as well as corporate re-brand costs of $132,000 and non-recurring fees of $293,000.
(3)	The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.

A reconciliation of net income to adjusted net income for the three and nine months ended September 30, 2026 and 2025 is presented in the following table (in thousands):

	Three Months Ended September 30,
	2026		2025
	Amount	Per diluted share	Amount	Per diluted share
Net loss from continuing operations:	$(80)	$(0.02)	$(45)	$(0.01)
Adjustments:
Amortization of intangible assets(1)	619	0.16	622	0.16
Stock-based compensation expense(2)	156	0.04	180	0.05
Other unusual items(3)	(15)	–	216	0.06
Tax impact of adjustments(5)	(160)	(0.04)	(213)	(0.06)
Non-GAAP net income from continuing operations:	$520	$0.14	$760	$0.20
Weighted average number of common shares outstanding – diluted	3,819		3,870

	Nine Months Ended September 30,
	2026		2025
	Amount	Per diluted share	Amount	Per diluted share
Net loss from continuing operations:	$(1,045)	$(0.27)	$(1,049)	$(0.27)
Adjustments:
Amortization of intangible assets(1)	1,859	0.48	1,882	0.49
Stock-based compensation expense(2)	566	0.15	572	0.14
Other unusual items(3)	305	0.08	748	0.19
Discrete items impacting income tax expense(4)	113	0.03	41	0.01
Tax impact of adjustments(5)	(574)	(0.15)	(672)	(0.17)
Non-GAAP net income from continuing operations:	$1,224	$0.32	$1,522	$0.39
Weighted average number of common shares outstanding – diluted	3,844		3,857

(1)	The adjustments represent the amortization of intangible assets related to acquired assets and companies.
(2)	The adjustments represent stock-based compensation expense from continuing operations related to awards of stock options, restricted stock units, or common stock in exchange for services. Although we expect to continue to award stock in exchange for services, the amount of stock-based compensation is excluded as it is subject to change as a result of one-time or non-recurring projects.
(3)	For the three months ended September 30, 2026, this adjustment gives effect to the gain on the change in fair value of our interest rate swap of $15,000. For the nine months ended September 30, 2026, this adjustment gives effect to the gain on the change in fair value of our interest rate swap of $34,000 and non-recurring fees of $339,000. For the three months ended September 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $2,000 and non-recurring fees, including acquisition, integration and divestiture costs of $214,000. For the nine months ended September 30, 2025, this adjustment gives effect to the loss on the change in fair value of our interest rate swap of $80,000, as well as corporate re-brand costs of $132,000 and non-recurring fees, including acquisition, integration and divestiture costs of $536,000.
(4)	This adjustment gives effect to discrete items that impact income tax expense. For the nine months ended September 30, 2026 and 2025, this relates to additional expense associated with vesting of stock-based compensation awards.
(5)	This adjustment gives effect to the tax impact of all non-GAAP adjustments at the current Federal tax rate of 21%.

For the three and nine months ended September 30, 2026 and 2025, free cash flow and adjusted free cash flow were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025

Net cash provided by operating activities (GAAP)	$469	$(582)
Payments for purchase of fixed assets and capitalized software	(94)	(8)
Free cash flow from continuing operations (Non-GAAP)	375	(590)
Cash paid for other unusual items (2)	–	172
Adjusted free cash flow from continuing operations (Non-GAAP)	$375	$(418)

	Nine Months Ended September 30,
	2026	2025

Net cash provided by operating activities (GAAP)	$1,513	$300
Payments for purchase of fixed assets and capitalized software	(325)	(43)
Free cash flow from continuing operations (Non-GAAP)	1,188	257
Cash paid for acquisition and integration related items (1)	–	118
Cash paid for other unusual items (2)	189	424
Adjusted free cash flow from continuing operations (Non-GAAP)	$1,377	$799

(1)	This adjustment gives effect to one-time corporate projects, including acquisition, divestiture and integration related expenses, paid during the periods.
(2)	For the nine months ended September 30, 2026 this adjustment relates to payments related to non-recurring expenses. For the three and nine months ended September 30, 2025, this relates to payments related to our corporate re-brand and other non-recurring fees.

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

During the quarter, we continued to deploy generative AI tools across our customer-facing platform, including AI assisted press release creation and our Insight & Analytics product, certain of which began generating revenue in the second quarter of this year. Our next planned upgrade to our platform will support Model Context Protocol (MCP) integrations that allow customers’ AI applications to interact with our services and we have begun using AI tools internally across our operations, data operations, customer analytics and marketing. We expect to introduce additional AI-enabled products in the fourth quarter of this year and to continue investing in these capabilities to remain competitive in an evolving market.

We also believe the continued transition to a platform subscription model has been and will continue to be key for our long-term sustainable growth. We will also continue to focus on the following key strategic initiatives during the remainder of 2026 and into 2027:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report and have not materially changed since its most recent annual report. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, none.

On December 4, 2025, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $1,000,000 of its common shares. The table below shows the shares that have been repurchased under the stock repurchase program during the three months ended September 30, 2026 ($ in thousands, except per share amounts):

	Shares Repurchased
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2026	21,230	$6.95	21,230	$358
August 1-31, 2026	29,476	5.62	29,476	193
September 1-30, 2026	24,289	5.13	24,289	68
Total	74,995	$5.84	74,995	$–

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Director and Officer Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

Date: November 10, 2026

ACCESS Newswire, Inc.

By:	/s/ Brian R. Balbirnie
Brian R. Balbirnie
Chief Executive Officer

By:	/s/ Steven Knerr
Steven Knerr
Chief Financial Officer

